Form 10-Q
period 2015-03-31
BERKSHIRE HATHAWAY INC
filed 2015-05-01
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Number of shares of common stock outstanding as of April 23, 2015:

Class A —	824,730
Class B —	1,227,452,053

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$ 58,198	$ 57,974
Investments:
Fixed maturity securities	27,366	27,397
Equity securities	113,341	115,529
Other	15,208	16,346
Investments in H.J. Heinz Holding Corporation	11,493	11,660
Receivables	24,006	21,852
Inventories	11,681	10,236
Property, plant and equipment	15,161	14,153
Goodwill	37,284	34,959
Other	24,235	23,763

	337,973	333,869

Railroad, Utilities and Energy:
Cash and cash equivalents	3,522	3,001
Property, plant and equipment	115,500	115,054
Goodwill	24,261	24,418
Other	16,916	16,343

	160,199	158,816

Finance and Financial Products:
Cash and cash equivalents	1,991	2,294
Investments in equity and fixed maturity securities	1,273	1,299
Other investments	5,666	5,978
Loans and finance receivables	12,474	12,566
Property, plant and equipment and assets held for lease	8,079	8,037
Goodwill	1,334	1,337
Other	2,087	1,990

	32,904	33,501

	$531,076	$526,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$ 70,617	$ 71,477
Unearned premiums	13,531	11,944
Life, annuity and health insurance benefits	13,381	13,261
Accounts payable, accruals and other liabilities	23,456	23,307
Notes payable and other borrowings	14,529	11,894

	135,514	131,883

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	14,996	15,595
Notes payable and other borrowings	56,604	55,579

	71,600	71,174

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,349	1,321
Derivative contract liabilities	3,503	4,810
Notes payable and other borrowings	12,662	12,736

	17,514	18,867

Income taxes, principally deferred	61,609	61,235

Total liabilities	286,237	283,159

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,565	35,573
Accumulated other comprehensive income	38,864	42,732
Retained earnings	168,784	163,620
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	241,458	240,170
Noncontrolling interests	3,381	2,857

Total shareholders’ equity	244,839	243,027

	$531,076	$526,186

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2015	2014
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$9,540	$9,416
Sales and service revenues	24,941	22,328
Interest, dividend and other investment income	1,303	1,155
Investment gains/losses	96	1,059

	35,880	33,958

Railroad, Utilities and Energy:
Revenues	9,891	9,753

Finance and Financial Products:
Sales and service revenues	1,222	1,096
Interest, dividend and other investment income	332	338
Investment gains/losses	1	72
Derivative gains/losses	1,318	236

	2,873	1,742

	48,644	45,453

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,001	5,590
Life, annuity and health insurance benefits	1,180	1,210
Insurance underwriting expenses	1,612	1,901
Cost of sales and services	20,259	18,137
Selling, general and administrative expenses	3,078	2,888
Interest expense	144	98

	32,274	29,824

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,968	7,381
Interest expense	632	565

	7,600	7,946

Finance and Financial Products:
Cost of sales and services	659	589
Selling, general and administrative expenses	365	377
Interest expense	99	119

	1,123	1,085

	40,997	38,855

Earnings before income taxes	7,647	6,598
Income tax expense	2,414	1,825

Net earnings	5,233	4,773
Less: Earnings attributable to noncontrolling interests	69	68

Net earnings attributable to Berkshire Hathaway shareholders	$5,164	$4,705

Average common shares outstanding *	1,642,951	1,644,059
Net earnings per share attributable to Berkshire Hathaway shareholders *	$3,143	$2,862

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2015	2014
	(Unaudited)
Net earnings	$5,233	$4,773

Other comprehensive income:
Net change in unrealized appreciation of investments	(3,796)	2,591
Applicable income taxes	1,431	(898)
Reclassification of investment appreciation in net earnings	(91)	(1,041)
Applicable income taxes	32	364
Foreign currency translation	(1,360)	26
Applicable income taxes	(23)	7
Prior service cost and actuarial gains/losses of defined benefit pension plans	49	7
Applicable income taxes	(15)	—
Other, net	(125)	(4)

Other comprehensive income, net	(3,898)	1,052

Comprehensive income	1,335	5,825
Comprehensive income attributable to noncontrolling interests	39	96

Comprehensive income attributable to Berkshire Hathaway shareholders	$1,296	$5,729

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2013	$ 35,480	$ 44,025	$ 143,748	$ (1,363)	$ 2,595	$ 224,485
Net earnings	—	—	4,705	—	68	4,773
Other comprehensive income, net	—	1,024	—	—	28	1,052
Issuance of common stock	35	—	—	—	—	35
Transactions with noncontrolling interests	(42)	—	—	—	(14)	(56)

Balance at March 31, 2014	$ 35,473	$ 45,049	$ 148,453	$ (1,363)	$ 2,677	$ 230,289

Balance at December 31, 2014	$ 35,581	$ 42,732	$ 163,620	$ (1,763)	$ 2,857	$ 243,027
Net earnings	—	—	5,164	—	69	5,233
Other comprehensive income, net	—	(3,868)	—	—	(30)	(3,898)
Issuance of common stock	9	—	—	—	—	9
Transactions with noncontrolling interests	(17)	—	—	—	485	468

Balance at March 31, 2015	$ 35,573	$ 38,864	$ 168,784	$ (1,763)	$ 3,381	$ 244,839

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings	$ 5,233	$ 4,773
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(97)	(1,131)
Depreciation and amortization	1,871	1,772
Other	(66)	(236)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(114)	474
Deferred charges reinsurance assumed	139	(278)
Unearned premiums	1,667	1,497
Receivables and originated loans	(2,064)	(2,415)
Derivative contract assets and liabilities	(1,307)	(236)
Income taxes	1,612	1,141
Other	(911)	(433)

Net cash flows from operating activities	5,963	4,928

Cash flows from investing activities:
Purchases of fixed maturity securities	(2,164)	(1,996)
Purchases of equity securities	(1,624)	(1,202)
Sales of fixed maturity securities	227	88
Redemptions and maturities of fixed maturity securities	1,662	1,989
Sales and redemptions of equity securities	1,112	103
Purchases of loans and finance receivables	(39)	(58)
Collections of loans and finance receivables	129	501
Acquisitions of businesses, net of cash acquired	(3,995)	(700)
Purchases of property, plant and equipment	(3,447)	(2,794)
Other	7	214

Net cash flows from investing activities	(8,132)	(3,855)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	3,241	10
Proceeds from borrowings of railroad, utilities and energy businesses	1,984	1,925
Proceeds from borrowings of finance businesses	998	749
Repayments of borrowings of insurance and other businesses	(1,722)	(27)
Repayments of borrowings of railroad, utilities and energy businesses	(636)	(838)
Repayments of borrowings of finance businesses	(1,073)	(854)
Changes in short term borrowings, net	136	(4)
Acquisitions of noncontrolling interests	(43)	(1,286)
Other	(67)	14

Net cash flows from financing activities	2,818	(311)

Effects of foreign currency exchange rate changes	(207)	—

Increase in cash and cash equivalents	442	762
Cash and cash equivalents at beginning of year	63,269	48,186

Cash and cash equivalents at end of first quarter *	$63,711	$48,948

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$57,974	$42,433
Railroad, Utilities and Energy	3,001	3,400
Finance and Financial Products	2,294	2,353

	$63,269	$48,186

End of first quarter—
Insurance and Other	$58,198	$42,193
Railroad, Utilities and Energy	3,522	3,847
Finance and Financial Products	1,991	2,908

	$63,711	$48,948

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired. In addition, changes in the fair values of liabilities associated with derivative contracts can cause significant variations in periodic net earnings.

Note 2. New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public entities in annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. On April 1, 2015, the FASB tentatively decided to defer the effective date one year to annual reporting periods beginning after December 15, 2017.

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software,” which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. ASU 2015-05 is effective for annual periods beginning after December 15, 2015 and may be adopted prospectively or retrospectively. In April 2015, the FASB also issued ASU 2015-03 “Interest—Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset. The recognition and measurement guidance for debt issuance costs under current GAAP is not affected by ASU 2015-03. ASU 2015-03 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and should be adopted retrospectively. Early adoption is permitted for financial statements that have not been previously issued.

We are evaluating the effect the adoption each of these standards will have on our Consolidated Financial Statements.

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses at sensible prices that have consistent earning power, good returns on equity and able and honest management.

In the first quarter of 2015, Berkshire acquired controlling interests of the Van Tuyl Group. The Van Tuyl Group (now named Berkshire Hathaway Automotive) includes 81 automotive dealerships located in 10 states as well as two related insurance businesses, two auto auctions and a manufacturer of automotive fluid maintenance products. In addition to selling new and pre-owned automobiles, the Berkshire Hathaway Automotive group offers repair and other services and products, including extended warranty services and other automotive protection plans. Consideration paid for the acquisition was $4.1 billion. On December 1, 2014, Berkshire Hathaway Energy Company acquired AltaLink, L.P. (“AltaLink”) for a cash purchase price of C$3.1 billion (approximately $2.7 billion). AltaLink is a regulated electric transmission-only business, headquartered in Calgary, Alberta. Financial results attributable to these acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates.

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions (Continued)

Preliminary fair values of identified assets acquired and liabilities assumed and residual goodwill at their respective acquisition dates are summarized as follows (in millions).

	Berkshire Hathaway Automotive	AltaLink
Cash and investments	$1,275	$15
Inventories	1,209	—
Property, plant and equipment	1,034	5,610
Goodwill	2,260	1,731
Other assets	1,033	287

Assets acquired	$6,811	$7,643

Accounts payable, accruals and other liabilities	$1,075	$1,064
Notes payable and other borrowings	1,129	3,851
Noncontrolling interests	495	—

Liabilities assumed and noncontrolling interests	$2,699	$4,915

Net assets	$4,112	$2,728

The following table sets forth certain unaudited pro forma consolidated earnings data for the first three months of 2015 and 2014 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except per share amounts).

	2015	2014
Revenues	$49,744	$47,640
Net earnings attributable to Berkshire Hathaway shareholders	5,192	4,772
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	3,160	2,903

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2015 and December 31, 2014 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,389	$20	$(1)	$3,408
States, municipalities and political subdivisions	1,781	85	(1)	1,865
Foreign governments	11,874	405	(181)	12,098
Corporate bonds	7,298	1,061	(7)	8,352
Mortgage-backed securities	1,668	220	(4)	1,884

	$26,010	$1,791	$(194)	$27,607

December 31, 2014
U.S. Treasury, U.S. government corporations and agencies	$2,921	$14	$(5)	$2,930
States, municipalities and political subdivisions	1,820	93	(1)	1,912
Foreign governments	12,023	373	(126)	12,270
Corporate bonds	7,704	1,072	(5)	8,771
Mortgage-backed securities	1,555	202	(4)	1,753

	$26,023	$1,754	$(141)	$27,636

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities (Continued)

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2015	December 31, 2014
Insurance and other	$27,366	$27,397
Finance and financial products	241	239

	$27,607	$27,636

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2015, approximately 93% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 75% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia, Canada or The Netherlands. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $10 million as of March 31, 2015 and $15 million as of December 31, 2014.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2015 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$7,827	$11,324	$2,347	$2,844	$1,668	$26,010
Fair value	7,715	12,059	2,498	3,451	1,884	27,607

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2015 and December 31, 2014 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015 *
Banks, insurance and finance	$22,948	$30,964	$—	$53,912
Consumer products	6,862	17,478	(1)	24,339
Commercial, industrial and other	29,026	9,276	(1,022)	37,280

	$58,836	$57,718	$(1,023)	$115,531

*

Approximately 58% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $11.8 billion; Wells Fargo & Company – $26.7 billion; International Business Machines Corporation – $12.8 billion; and The Coca-Cola Company – $16.2 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014 *
Banks, insurance and finance	$22,495	$33,170	$—	$55,665
Consumer products	6,951	18,389	(1)	25,339
Commercial, industrial and other	28,924	8,578	(1,036)	36,466

	$58,370	$60,137	$(1,037)	$117,470

*

Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $14.1 billion; Wells Fargo & Company – $26.5 billion; International Business Machines Corporation – $12.3 billion; and The Coca-Cola Company – $16.9 billion).

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities (Continued)

As of March 31, 2015 and December 31, 2014, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of March 31, 2015 and December 31, 2014, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $65 million.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2015	December 31, 2014
Insurance and other	$113,341	$115,529
Railroad, utilities and energy *	1,158	881
Finance and financial products	1,032	1,060

	$115,531	$117,470

*	Included in other assets.

Note 6. Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”), warrants to purchase common stock of BAC and our investments in Restaurant Brands International, Inc. (“RBI”). Other investments are classified as available-for-sale and carried at fair value and are shown in our Consolidated Balance Sheets as follows (in millions).

	Cost		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Insurance and other	$9,970	$9,970	$15,208	$16,346
Finance and financial products	3,052	3,052	5,666	5,978

	$13,022	$13,022	$20,874	$22,324

We acquired $2.1 billion liquidation amount of Wrigley preferred stock in conjunction with the Mars Incorporated (“Mars”) acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at 5% per annum and is subject to certain put and call arrangements in 2016 and then annually beginning in 2021. The redemption amount will be based upon the earnings of Wrigley.

We own 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) with a liquidation value of $1,000 per share. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Beginning in April 2014, Dow has the option to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if the New York Stock Exchange closing price of its common stock exceeds $53.72 per share for any 20 trading days within a period of 30 consecutive trading days ending on the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

We own 50,000 shares of 6% Non-Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) with a liquidation value of $100,000 per share and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”). At the end of 2013, Berkshire agreed to a proposed amendment to the BAC Preferred and BAC’s common stock shareholders approved the amendment on May 7, 2014. The amendment provides that the BAC Preferred may not be redeemed at the option of BAC before May 7, 2019 and dividends payable are no longer cumulative. The BAC Preferred redemption price continues to be $105,000 per share (or $5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share).

On December 12, 2014, we acquired Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion and common stock of RBI for an aggregate cost of $3 billion. RBI, domiciled in Canada, is a newly formed entity that is the ultimate parent company of Burger King and Tim Hortons. As of the acquisition date, our combined investment in RBI possessed approximately 14.4% of the voting interests of RBI. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount that is intended to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company.

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

Berkshire’s investments in Heinz Holding consist of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of these investments was $12.25 billion. 3G also acquired 425 million shares of Heinz Holding common stock for $4.25 billion. In addition, Heinz Holding reserved 39.6 million shares of common stock for issuance to its management and directors under equity grants, including stock options.

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

Berkshire and 3G each currently own approximately 50% of the outstanding shares of common stock and possess equal voting interests in Heinz Holding. Under the shareholders’ agreement, unless and until Heinz Holding engages in a public offering, Berkshire and 3G each must approve all significant transactions and governance matters involving Heinz Holding and Heinz so long as Berkshire and 3G each continue to hold at least 66% of their initial common stock investments, except for (i) the declaration and payment of dividends on the Preferred Stock, and actions related to a Heinz Holding call of the Preferred Stock, for which Berkshire does not have a vote or approval right, and (ii) redemption offerings and redemptions resulting therefrom, which may only be triggered by Berkshire. No dividends may be paid on the common stock if there are any unpaid dividends on the Preferred Stock. See Note 19 for additional information concerning Berkshire’s investments in Heinz Holding.

We are accounting for our investments in Heinz Holding common stock and common stock warrants on the equity method. Accordingly, we included our proportionate share of net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income. We account for our investment in Preferred Stock as an equity investment and it is carried at cost in our Consolidated Balance Sheets. Dividends earned on the Preferred Stock and our share of Heinz Holding’s net earnings or loss attributable to common stockholders are included in interest, dividend and other investment income of Insurance and Other in our Consolidated Statements of Earnings.

Summarized consolidated financial information of Heinz Holding and its subsidiaries follows (in millions).

	March 29, 2015	December 28, 2014
Assets	$36,292	$36,763
Liabilities	20,930	21,077

	First quarter 2015	First quarter 2014
Sales	$2,478	$2,800

Net earnings	$276	$195
Preferred stock dividends earned by Berkshire	(180)	(180)

Net earnings attributable to common stockholders	$96	$15

Earnings attributable to Berkshire Hathaway Shareholders *	$231	$188

*	Includes dividends earned and Berkshire’s share of net earnings attributable to common stockholders.

Notes to Consolidated Financial Statements (Continued)

Note 8. Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses are summarized below (in millions).

	First Quarter
	2015	2014
Fixed maturity securities—
Gross gains from sales and other disposals	$29	$190
Gross losses from sales and other disposals	(38)	(29)
Equity securities—
Gross gains from sales and redemptions	106	1,004
Gross losses from sales and redemptions	(6)	—
OTTI losses	—	(19)
Other	6	(15)

	$97	$1,131

Gains from disposals of equity securities in the first quarter of 2014 included non-cash gains of $949 million from the exchange of Phillips 66 (“PSX”) common stock in connection with the acquisition of Phillips Specialty Products Inc. (subsequently renamed Lubrizol Specialty Products Inc. (“LSPI”)). The non-cash gain represented the excess of the fair value of the net assets of LSPI received over the cost basis of the PSX shares exchanged.

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

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2015	December 31, 2014
Insurance premiums receivable	$9,034	$7,914
Reinsurance recoverable on unpaid losses	3,164	3,116
Trade and other receivables	12,111	11,133
Allowances for uncollectible accounts	(303)	(311)

	$24,006	$21,852

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	March 31, 2015	December 31, 2014
Loans and finance receivables before allowances and discounts	$12,936	$13,150
Allowances for uncollectible loans	(198)	(303)
Unamortized acquisition discounts	(264)	(281)

	$12,474	$12,566

Notes to Consolidated Financial Statements (Continued)

Note 9. Receivables (Continued)

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for the first quarter of 2015 and 2014 were $35 million and $46 million, respectively. Loan charge-offs, net of recoveries, were $46 million in the first quarter of 2015 and $47 million in the first quarter of 2014. In the first quarter of 2015, we reclassified $94 million of allowances in uncollectible loans and related installment loan receivables that are in substance foreclosures or repossessions to other assets. The reclassifications had no impact on earnings or cash flows. At March 31, 2015, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2015, approximately 99% of the loan balances were determined to be performing and approximately 96% of the loan balances were current as to payment status.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2015	December 31, 2014
Raw materials	$1,864	$1,881
Work in process and other	839	850
Finished manufactured goods	3,512	3,333
Goods acquired for resale	5,466	4,172

	$11,681	$10,236

Note 11. Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is summarized below (in millions).

	Range of estimated useful life	March 31, 2015	December 31, 2014

Land	—	$1,466	$1,171
Buildings and improvements	2 – 40 years	7,230	6,600
Machinery and equipment	3 – 25 years	16,392	16,413
Furniture, fixtures and other	2 – 18 years	3,334	3,136

		28,422	27,320
Accumulated depreciation		(13,261)	(13,167)

		$15,161	$14,153

Depreciation expense of insurance and other businesses for the first quarter of 2015 and 2014 was $404 million and $397 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment (Continued)

Property, plant and equipment of our railroad and our utilities and energy businesses is summarized below (in millions).

	Range of estimated useful life	March 31, 2015	December 31, 2014

Railroad:
Land	—	$6,020	$5,983
Track structure and other roadway	7 – 100 years	43,017	42,588
Locomotives, freight cars and other equipment	6 – 40 years	10,150	9,493
Construction in progress	—	1,453	1,292
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	64,477	64,645
Interstate pipeline assets	3 – 80 years	6,722	6,660
Independent power plants and other assets	3 – 30 years	5,275	5,035
Construction in progress	—	4,798	5,194

		141,912	140,890
Accumulated depreciation		(26,412)	(25,836)

		$115,500	$115,054

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first quarter of 2015 and 2014 was $1,066 million and $947 million, respectively.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Range of estimated useful life	March 31, 2015	December 31, 2014

Assets held for lease	5 – 30 years	$9,882	$9,810
Land	—	225	227
Buildings, machinery and other	3 – 50 years	1,177	1,179

		11,284	11,216
Accumulated depreciation		(3,205)	(3,179)

		$8,079	$8,037

Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture. Depreciation expense of the finance and financial products businesses for the first quarter of 2015 and 2014 was $147 million and $148 million, respectively.

Note 12. Goodwill and other intangible assets

The change in the carrying value of goodwill for the first three months of 2015 and the year ended December 31, 2014 is summarized as follows (in millions).

	March 31, 2015	December 31, 2014
Balance at beginning of year	$60,714	$57,011
Acquisitions of businesses	2,464	4,006
Other, including foreign currency translation	(299)	(303)

Balance at end of period	$62,879	$60,714

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	March 31, 2015		December 31, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$14,294	$4,671	$13,714	$4,476
Railroad, utilities and energy	869	200	2,254	1,551

	$15,163	$4,871	$15,968	$6,027

Trademarks and trade names	$3,111	$625	$3,117	$599
Patents and technology	4,067	1,848	5,425	3,133
Customer relationships	5,541	1,858	5,603	1,768
Other	2,444	540	1,823	527

	$15,163	$4,871	$15,968	$6,027

In the first quarter of 2015 and 2014, amortization expense was $255 million and $280 million, respectively. Intangible assets with indefinite lives as of March 31, 2015 and December 31, 2014 were $3,188 million and $2,586 million, respectively.

Note 13. Derivative contracts

Derivative contracts have been entered into primarily by our finance and financial products and our energy businesses. A summary of derivative contract liabilities and notional values related to our finance and financial products businesses follows (in millions).

	March 31, 2015			December 31, 2014
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$3,249	$27,604	(1)	$4,560	$29,469	(1)
Credit default	243	7,792	(2)	250	7,792	(2)
Other	11			—

	$3,503			$4,810

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date. In the first quarter of 2015, the aggregate notional value declined as a result of foreign currency exchange rate changes applicable to certain of the contracts.

(2)	Represents the aggregate undiscounted amounts payable under the contracts assuming all underlying issuers default and the residual value of the specified obligations is zero.

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains/losses included in our Consolidated Statements of Earnings for the first quarter of 2015 and 2014 follows (in millions).

	First Quarter
	2015	2014
Equity index put options	$1,311	$(132)
Credit default	7	373
Other	—	(5)

	$1,318	$236

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

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

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $444 million at March 31, 2015 and $1.4 billion at December 31, 2014. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 5.75 years at March 31, 2015.

Our remaining credit default contract was written in 2008 and relates to approximately 500 zero-coupon municipal debt issues with maturities ranging from 2019 to 2054. The underlying debt issues have a weighted average maturity of approximately 16.5 years. Pursuant to the contract terms, future loss payments are required in the event of non-payment by the issuer and non-performance by the primary financial guarantee insurers under their contracts. Payments under our contract, if any, are not required prior to the maturity dates of the underlying obligations. The premium was received at the inception of this contract and therefore we have no counterparty credit risk.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2015 and December 31, 2014, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $107 million and $108 million as of March 31, 2015 and December 31, 2014, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $237 million and $230 million as of March 31, 2015 and December 31, 2014, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery or refund through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2015 and 2014 is presented in the following table (in millions).

	First Quarter
	2015	2014
Cash paid during the period for:
Income taxes	$248	$283
Interest:
Insurance and other businesses	149	139
Railroad, utilities and energy businesses	697	678
Finance and financial products businesses	89	102
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	2,213	567
Equity securities exchanged in connection with business acquisitions	—	1,350

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2015.

	Weighted Average Interest Rate
		March 31, 2015	December 31, 2014
Insurance and other:
Issued by Berkshire due 2015-2047	2.2%	$9,789	$8,354
Short-term subsidiary borrowings	1.7%	1,918	839
Other subsidiary borrowings due 2015-2044	5.9%	2,822	2,701

		$14,529	$11,894

In March 2015, Berkshire issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. In February 2015, $1.7 billion of Berkshire senior notes matured.

	Weighted Average Interest Rate
		March 31, 2015	December 31, 2014
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,860	$7,860
Subsidiary and other debt due 2015-2064	4.9%	28,278	28,439
Issued by BNSF due 2015-2097	5.0%	20,466	19,280

		$56,604	$55,579

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In March 2015, BNSF issued $1.5 billion of debentures consisting of $500 million of 3.0% debentures due in 2025 and $1.0 billion of 4.15% debentures due in 2045. As of March 31, 2015, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate
		March 31, 2015	December 31, 2014
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2015-2043	2.7%	$11,177	$11,178
Issued by other subsidiaries due 2015-2036	5.3%	1,485	1,558

		$12,662	$12,736

In January 2015, BHFC issued $1.0 billion of new senior notes consisting of $400 million floating rate senior notes that mature in 2017 and $600 million floating rate senior notes that mature in 2018, which replaced $1.0 billion of senior notes that matured. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of March 31, 2015, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $8.4 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.7 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire has guaranteed other subsidiary borrowings, aggregating approximately $3.4 billion at March 31, 2015. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2015 and December 31, 2014 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,408	$3,408	$2,634	$774	$—
States, municipalities and political subdivisions	1,865	1,865	—	1,865	—
Foreign governments	12,098	12,098	7,902	4,196	—
Corporate bonds	8,352	8,352	—	8,345	7
Mortgage-backed securities	1,884	1,884	—	1,884	—
Investments in equity securities	115,531	115,531	115,485	45	1
Investment in Heinz Holding Preferred Stock	7,710	8,616	—	—	8,616
Other investments	20,874	20,874	324	—	20,550
Loans and finance receivables	12,474	12,635	—	23	12,612
Derivative contract assets (1)	107	107	—	11	96
Derivative contract liabilities:
Railroad, utilities and energy (1)	237	237	18	180	39
Finance and financial products:
Equity index put options	3,249	3,249	—	—	3,249
Credit default	243	243	—	—	243
Notes payable and other borrowings:
Insurance and other	14,529	15,308	—	15,308	—
Railroad, utilities and energy	56,604	65,153	—	65,153	—
Finance and financial products	12,662	13,474	—	12,930	544

December 31, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,930	$2,930	$2,264	$666	$—
States, municipalities and political subdivisions	1,912	1,912	—	1,912	—
Foreign governments	12,270	12,270	7,981	4,289	—
Corporate bonds	8,771	8,771	—	8,763	8
Mortgage-backed securities	1,753	1,753	—	1,753	—
Investments in equity securities	117,470	117,470	117,424	45	1
Investment in Heinz Holding Preferred Stock	7,710	8,416	—	—	8,416
Other investments	22,324	22,324	329	—	21,995
Loans and finance receivables	12,566	12,891	—	33	12,858
Derivative contract assets (1)	108	108	1	13	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	230	230	18	169	43
Finance and financial products:
Equity index put options	4,560	4,560	—	—	4,560
Credit default	250	250	—	—	250
Notes payable and other borrowings:
Insurance and other	11,894	12,484	—	12,484	—
Railroad, utilities and energy	55,579	62,802	—	62,802	—
Finance and financial products	12,736	13,417	—	12,846	571

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ending March 31, 2015 and 2014 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Three months ending March 31, 2015
Balance at December 31, 2014	$8	$21,996	$(4,759)
Gains (losses) included in:
Earnings	—	—	1,347
Other comprehensive income	—	(1,445)	1
Regulatory assets and liabilities	—	—	(3)
Acquisitions, dispositions and settlements	(1)	—	(24)
Transfers into/out of Level 3	—	—	3

Balance at March 31, 2015	$7	$20,551	$(3,435)

Three months ending March 31, 2014
Balance at December 31, 2013	$372	$17,958	$(5,255)
Gains (losses) included in:
Earnings	—	—	222
Other comprehensive income	—	1,192	3
Regulatory assets and liabilities	—	—	2
Dispositions and settlements	(1)	—	—
Transfers into/out of Level 3	(56)	—	(35)

Balance at March 31, 2014	$315	$19,150	$(5,063)

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the values of derivative contracts and settlement transactions. Substantially all of the gains and losses included in other comprehensive income are included as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in our Consolidated Statements of Comprehensive Income.

Quantitative information as of March 31, 2015, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$14,901	Discounted cash flow	Expected duration	7 years

			Discount for transferability restrictions and subordination	134 basis points

Common stock warrants	5,649	Warrant pricing model	Discount for transferability and hedging restrictions	8%
Net derivative liabilities:

Equity index put options	3,249	Option pricing model	Volatility	21%

Credit default municipalities	243	Discounted cash flow	Credit spreads	34 basis points

Other investments consist of preferred stocks and common stock warrants that we acquired in a few relatively large private placement transactions. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions and we have applied discounts with respect to such restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

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

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2015 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2014	838,019	(11,680)	826,339	1,226,265,250	(1,409,762)	1,224,855,488
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(1,528)	—	(1,528)	2,401,016	—	2,401,016

Balance at March 31, 2015	836,491	(11,680)	824,811	1,228,666,266	(1,409,762)	1,227,256,504

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,642,982 shares outstanding as of March 31, 2015 and 1,642,909 shares outstanding as of December 31, 2014. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first quarter of 2015.

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the three months ending March 31, 2015 and 2014 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2015
Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732
Other comprehensive income, net before reclassifications	(2,376)	(1,341)	23	(118)	(3,812)
Reclassifications from accumulated other comprehensive income	(59)	—	8	(5)	(56)

Balance at March 31, 2015	$43,201	$(3,298)	$(1,008)	$(31)	$38,864

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(90)	$—	$—	$—	$(90)
Finance and financial products	(1)	—	—	—	(1)
Other	—	—	15	(6)	9

Reclassifications before income taxes	(91)	—	15	(6)	(82)
Applicable income taxes	(32)	—	7	(1)	(26)

	$(59)	$—	$8	$(5)	$(56)

Notes to Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income (Continued)

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2014
Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025
Other comprehensive income, net before reclassifications	1,674	24	(7)	18	1,709
Reclassifications from accumulated other comprehensive income	(677)	—	14	(22)	(685)

Balance at March 31, 2014	$45,039	$(122)	$53	$79	$45,049

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(969)	$—	$—	$—	$(969)
Finance and financial products	(72)	—	—	—	(72)
Other	—	—	18	(37)	(19)

Reclassifications before income taxes	(1,041)	—	18	(37)	(1,060)
Applicable income taxes	(364)	—	4	(15)	(375)

	$(677)	$—	14	$(22)	$(685)

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

On November 13, 2014, Berkshire entered into a definitive agreement with The Procter & Gamble Company (“P&G”) whereby it will acquire the Duracell battery business from P&G. Pursuant to the agreement, in exchange for a recapitalized Duracell Company, which will include approximately $1.7 billion in cash at closing, P&G will receive shares of its common stock currently held by Berkshire subsidiaries having a fair value at March 31, 2015 of approximately $4.3 billion. The transaction is expected to close in the second half of 2015 and is subject to obtaining various regulatory approvals as well as certain other customary closing conditions.

On March 24, 2015, Berkshire entered into an Equity Commitment agreement with Heinz Holding, in which Berkshire committed to acquire approximately 262.9 million of newly issued shares of Heinz Holding for $5.26 billion. Berkshire’s acquisition of such shares is contingent upon the closing of a merger between Heinz Holding and the Kraft Foods Group, Inc. (“Kraft”) and upon 3G’s acquisition of approximately 237.1 million newly issued shares of Heinz Holding for $4.74 billion concurrent with Berkshire’s additional investment. In connection with the merger between Heinz Holding and Kraft, shareholders of Kraft will receive one share of newly issued Heinz Holding common stock for each share of Kraft common stock, and a special cash dividend of $16.50 per share. The closing of the merger is subject to Kraft shareholder approval, receipt of regulatory approvals and other customary closing conditions. These transactions are expected to be completed in the second half of 2015. Upon completion, Berkshire will own approximately 26.4% of the outstanding common stock of Heinz Holding, which would then be renamed The Kraft Heinz Company.

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. As of March 31, 2015, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

Notes to Consolidated Financial Statements (Continued)

Note 20. Business segment data

Revenues by segment for the first quarter of 2015 and 2014 were as follows (in millions).

	First Quarter
	2015	2014
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$5,385	$4,884
General Re	1,498	1,557
Berkshire Hathaway Reinsurance Group	1,447	2,022
Berkshire Hathaway Primary Group	1,210	953
Investment income	1,090	951

Total insurance group	10,630	10,367
BNSF	5,602	5,447
Berkshire Hathaway Energy	4,331	4,306
McLane Company	11,643	10,454
Manufacturing	8,863	8,641
Service and retailing	4,521	3,358
Finance and financial products	1,554	1,435

	47,144	44,008
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,415	1,367
Eliminations and other	85	78

	$48,644	$45,453

Earnings before income taxes by segment for the first quarter of 2015 and 2014 were as follows (in millions).

	First Quarter
	2015	2014
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$160	$353
General Re	(47)	80
Berkshire Hathaway Reinsurance Group	459	183
Berkshire Hathaway Primary Group	175	99
Investment income	1,087	946

Total insurance group	1,834	1,661
BNSF	1,672	1,169
Berkshire Hathaway Energy	596	619
McLane Company	131	115
Manufacturing	1,205	1,068
Service and retailing	384	287
Finance and financial products	444	372

	6,266	5,291
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,415	1,367
Interest expense, not allocated to segments	(119)	(77)
Eliminations and other	85	17

	$7,647	$6,598

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2015	2014
Insurance – underwriting	$480	$461
Insurance – investment income	875	720
Railroad	1,045	724
Utilities and energy	421	452
Manufacturing, service and retailing	1,123	933
Finance and financial products	289	238
Investment and derivative gains/losses	920	1,172
Other	11	5

Net earnings attributable to Berkshire Hathaway shareholders	$5,164	$4,705

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

Our insurance businesses generated after-tax earnings from underwriting in the first quarter of 2015 and 2014 of $480 million and $461 million, respectively. In the first quarter of 2015 and 2014, we did not incur any losses from significant catastrophe events. Our railroad business generated significantly higher earnings in 2015 compared to 2014. Results in 2015 were positively impacted by improved service levels and lower fuel and other operating expenses as compared to 2014. Our utility and energy business produced lower net earnings in the first quarter of 2015, as earnings from AltaLink (acquired in December 2014) were more than offset by lower earnings from our U.S.-based utility and natural gas pipeline businesses. Earnings from our manufacturing, service and retailing businesses in 2015 increased 20% in the aggregate over the first quarter of 2014, reflecting the impact of business acquisitions and earnings growth in certain operations.

Investment and derivative gains/losses in the first quarter of 2015 included after-tax gains from investments of $63 million and after-tax gains from changes in the fair values of derivative contracts of $857 million. Investment and derivative gains/losses in the first quarter of 2014 included an after-tax gain of approximately $900 million related to the exchange of Phillips 66 common stock for 100% of the common stock of a specialty chemical products subsidiary of Phillips 66. In addition, changes in the fair values of derivative contracts produced after-tax gains of $153 million in the first quarter of 2014. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. In the first quarters of 2015 and 2014, we did not incur any significant catastrophe losses, which we define as losses in excess of $100 million from a single event or series of related events. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time. Unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising primarily from the changes in the valuation of non-U.S. Dollar denominated reinsurance assets and liabilities of our U.S.-based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. Foreign currency exchange rate changes produced pre-tax gains in the first quarter of 2015 and losses in the comparable 2014 period. Historically, currency exchange rates have been volatile and the resulting impact on our underwriting earnings has been relatively significant. These gains and losses are included in underwriting expenses.

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

	First Quarter
	2015	2014
Underwriting gain (loss) attributable to:
GEICO	$160	$353
General Re	(47)	80
Berkshire Hathaway Reinsurance Group	459	183
Berkshire Hathaway Primary Group	175	99

Pre-tax underwriting gain	747	715
Income taxes and noncontrolling interests	267	254

Net underwriting gain	$480	$461

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

	First Quarter
	2015		2014
	Amount	%	Amount	%
Premiums written	$5,886		$5,339

Premiums earned	$5,385	100.0	$4,884	100.0

Losses and loss adjustment expenses	4,316	80.1	3,701	75.8
Underwriting expenses	909	16.9	830	17.0

Total losses and expenses	5,225	97.0	4,531	92.8

Pre-tax underwriting gain	$160		$353

Premiums written in the first quarter of 2015 were $5,886 million, an increase of 10.2% as compared to 2014. Premiums earned in the first quarter of 2015 increased $501 million (10.3%) to $5,385 million. The increase in premiums earned for voluntary auto was 9.7%, reflecting policies-in-force growth of 6.5% and increased premiums per policy of approximately 3.0% during the past twelve months. Voluntary auto new business sales increased about 1.4% in the first quarter of 2015 compared to the first quarter of 2014. During the first quarter of 2015, voluntary auto policies-in-force increased by 361,000 policies. In recent years, the growth in voluntary auto policies-in-force has been the greatest during the first quarter.

In the first quarter of 2015, our pre-tax underwriting gain was $160 million, a decline of $193 million compared to the first quarter of 2014. In the first quarter of 2015, we experienced increases in claims frequencies and severities in several of our major coverages and our ratio of losses and loss adjustment expenses incurred to premiums earned (the “loss ratio”) increased to 80.1%, compared to 75.8% in 2014. As a result, we are implementing premium rate increases as needed.

Losses and loss adjustment expenses incurred in the first quarter of 2015 were $4,316 million, an increase of $615 million (16.6%) over the first quarter of 2014. Claims frequencies were higher in the first quarter of 2015 compared to 2014 for property damage and collision coverages (three to four percent range), bodily injury coverage (four to five percent range) and personal injury protection (PIP) coverage (one to two percent range). Average claims severities were also higher in the first quarter of 2015 for physical damage and collision coverages (four to five percent range), bodily injury coverage (four to six percent range) and PIP coverage (two to four percent range). Underwriting expenses in the first quarter of 2015 were $909 million, an increase of $79 million (9.5%) over 2014. The increase was primarily attributable to costs incurred to generate the increase in policies-in-force and to maintain service for existing policyholders.

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

	First Quarter
	Premiums written		Premiums earned		Pre-tax underwriting gain (loss)
	2015	2014	2015	2014	2015	2014
Property/casualty	$1,183	$1,405	$730	$788	$(14)	$101
Life/health	767	766	768	769	(33)	(21)

	$1,950	$2,171	$1,498	$1,557	$(47)	$80

Property/casualty

Property/casualty premiums written in the first quarter of 2015 declined $222 million (16%), while premiums earned decreased $58 million (7%) compared to the first quarter of 2014. Adjusting for changes in foreign currency exchange rates, premiums written in 2015 declined 4%, while premiums earned increased 2% compared to 2014. Insurance industry capacity to write business remains high and price competition for most property/casualty markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write more business when appropriate prices can be attained relative to the risks assumed.

In the first quarter, our property/casualty business produced aggregate pre-tax underwriting losses of $14 million in 2015 compared to pre-tax underwriting gains of $101 million in 2014. In the first quarter of 2015, our property business generated pre-tax underwriting losses of $5 million compared to pre-tax underwriting gains of $122 million in the first quarter of 2014. The comparative decline in first quarter underwriting results from property business was driven by an increase in current accident year reported losses. In 2015 and 2014, property results benefitted from reductions of estimated ultimate losses for prior years’ exposures. The timing and magnitude of catastrophe losses can produce significant volatility in periodic underwriting results.

Our casualty/workers’ compensation business produced pre-tax underwriting losses of $9 million in the first quarter of 2015 and $21 million in the first quarter of 2014. The pre-tax underwriting losses in each period reflected recurring discount accretion on workers’ compensation liabilities and amortization of deferred charges on retroactive reinsurance contracts, which aggregated $29 million in 2015 and $41 million in 2014. Underwriting results in each period also included gains from reductions of estimated ultimate losses on prior years’ business of $66 million in 2015 and $54 million in 2014. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Life/health

Premiums earned in the first quarter of 2015 were $768 million, relatively unchanged from the first quarter of 2014. However, adjusting for changes in foreign currency exchange rates, premiums earned in the first quarter of 2015 increased $62 million (8%) compared to the first quarter of 2014. In the first quarter of 2015, we generated increased life business across a number of non-U.S. markets, particularly in Canada and Asia as compared to 2014. Our life/health operations produced pre-tax underwriting losses of $33 million in the first quarter of 2015 and $21 million in the first quarter of 2014. In 2015, we increased liabilities for life benefits as a result of the reduction of discount rates in Europe and Australia. In addition, we experienced foreign exchange losses on our international business and greater than expected loss activity from our North America operations. In 2014, our international life/health business incurred increased losses on disability business in Europe and an increase in large claims in the Australian life business. The first quarter underwriting losses in both years also reflected periodic discount accretion primarily on U.S. long-term care liabilities.

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

	First Quarter
	Premiums written		Premiums earned		Pre-tax underwriting gain (loss)
	2015	2014	2015	2014	2015	2014
Property/casualty	$1,374	$1,402	$916	$1,204	$531	$291
Retroactive reinsurance	—	225	—	225	(126)	(53)
Life and annuity	531	593	531	593	54	(55)

	$1,905	$2,220	$1,447	$2,022	$459	$183

Property/casualty

Premiums written in the first quarter of 2015 were $1,374 million, a decline of 2% compared to 2014. In the first quarter of 2015, approximately one-half of property/casualty premiums written were attributable to three contracts. Our volume for most property/casualty coverages, and for property catastrophe coverages in particular, continues to be constrained. Rates, in our view, are generally inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. Premiums earned in the first quarter of 2015 declined 24% versus 2014, attributable primarily due to lower premiums earned from property quota-share coverages and from the run-off of the Swiss Re quota-share contract.

The property/casualty business generated pre-tax underwriting gains of $531 million in 2015 compared to $291 million in 2014. There were no losses from significant catastrophe events in 2015 or 2014. Underwriting results included foreign currency exchange rate gains of $167 million in the first quarter of 2015 compared to losses of $37 million in 2014. These foreign currency transaction gains and losses relate to certain reinsurance liabilities of U.S.-based subsidiaries (primarily arising under retroactive reinsurance contracts), which are denominated in foreign currencies. In the first quarter of 2015, the U.S. Dollar strengthened over several major currencies, which reduced liabilities in U.S. Dollars and resulted in foreign currency exchange gains.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance

Retroactive reinsurance contracts provide indemnification of losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. At the inception of a contract, deferred charge assets are recorded for the excess, if any, of the estimated ultimate losses payable over the premiums earned. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are periodically analyzed against actual experience and revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included in periodic earnings.

Pre-tax underwriting losses from retroactive contracts for the first quarters of 2015 and 2014 were $126 million and $53 million, respectively. There were no significant increases to estimated ultimate losses related to prior years’ contracts during the first quarters of 2015 or 2014. The increase in underwriting losses in 2015 was primarily related to deferred charge amortization on contracts written in the last half of 2014 and from the impact of gains in the first quarter of 2014 from the commutations of two contracts. Gross unpaid losses from retroactive reinsurance contracts were approximately $23.7 billion at March 31, 2015 and $24.3 billion at December 31, 2014. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.5 billion at March 31, 2015 and $7.7 billion at December 31, 2014. As previously indicated, the amortization of deferred charge balances will be charged to pre-tax earnings in the future.

Life and annuity

Life and annuity premiums earned in the first quarter of 2015 declined $62 million (10%) compared to 2014. The decline was primarily attributable to lower premiums earned from traditional life reinsurance contracts and structured settlement annuities. The life and annuity business produced pre-tax gains of $54 million in the first quarter of 2015 compared to pre-tax losses of $55 million in 2014, which included foreign currency transaction gains of $85 million and losses of $11 million, respectively, with respect to foreign currency denominated annuity liabilities of our U.S. subsidiaries.

Before foreign currency transaction gains and losses, structured settlement and traditional annuity reinsurance contracts generated underwriting losses of $74 million in the first quarter of 2015 and $63 million in 2014. Generally, all of the premiums under these contracts are received at inception and payments are made over time, often extending for decades. The periodic underwriting losses in 2015 and 2014 were primarily attributable to the recurring impact of the accretion of discounted annuity liabilities. Aggregate annuity liabilities were approximately $7.3 billion at March 31, 2015 and $7.1 billion at December 31, 2014. The life and annuity business also included pre-tax gains of $53 million in the first quarter of 2015 and pre-tax losses of $28 million in 2014 from variable annuity guarantee contracts. The gains in 2015 were primarily attributable to the impact of rising equity markets which resulted in lowering our estimates of liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in returns in investment markets, which impact the underlying insured exposures.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company and Princeton Insurance Company, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group (“NICO Primary”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to as Berkshire Hathaway Homestate Companies (“BHHC”), providers of commercial multi-line insurance, including workers’ compensation; Berkshire Hathaway Specialty Insurance (“BH Specialty”), which concentrates on providing large scale insurance solutions for commercial property and casualty risks; Applied Underwriters, a provider of integrated workers’ compensation solutions; Berkshire Hathaway GUARD Insurance Companies (“GUARD”), providers of workers’ compensation and commercial property and casualty insurance coverage to small and mid-sized businesses; and Central States Indemnity Company, a provider of credit and Medicare Supplement insurance.

Premiums earned in the first quarters of 2015 and 2014 aggregated $1,210 million and $953 million, respectively. The increase in premiums was primarily attributable to volume increases from BH Specialty, NICO Primary, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $175 million in the first quarter of 2015 and $99 million in 2014. Combined loss ratios were 58% in the first quarter of 2015 and 62% in 2014. Overall, the claim environment in recent years has been favorable. However, these primary insurers write primarily liability and workers’ compensation business, and related claims settlements may occur over lengthy time periods. It should not be assumed that the current claim experience, loss ratios or underwriting results will continue into the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income

A summary of net investment income generated by our insurance operations follows. Amounts are in millions.

	First Quarter
	2015	2014
Investment income before taxes and noncontrolling interests	$1,087	$946
Income taxes and noncontrolling interests	212	226

Net investment income	$875	$720

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the first quarter of 2015 was $1,087 million, an increase of $141 million (15%) over 2014. The increase was attributable to an increase in dividend income from equity securities, partially offset by lower interest earned from fixed maturity securities. In 2015, investment income included dividends from our investment in Restaurant Brands International, Inc. 9% Preferred Stock ($3 billion stated value), which was acquired in December 2014. Our insurance businesses continue to hold significant cash and cash equivalent balances (approximately $42.4 billion as of March 31, 2015) earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents. Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $83.5 billion at March 31, 2015 and $84.0 billion at December 31, 2014.

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in The Dow Chemical Company, Bank of America Corporation and Restaurant Brands International, Inc. See Note 6 to the accompanying Consolidated Financial Statements. Amounts are in millions.

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$ 42,382	$ 42,760
Equity securities	112,703	114,876
Fixed maturity securities	25,090	26,010
Other investments	15,208	16,346

	$195,383	$199,992

Fixed maturity investments as of March 31, 2015 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,381	$19	$3,400
States, municipalities and political subdivisions	1,647	82	1,729
Foreign governments	10,305	224	10,529
Corporate bonds, investment grade	5,342	626	5,968
Corporate bonds, non-investment grade	1,521	425	1,946
Mortgage-backed securities	1,333	185	1,518

	$23,529	$1,561	$25,090

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

	First Quarter
	2015	2014
Revenues	$5,602	$5,447

Operating expenses:
Compensation and benefits	1,338	1,218
Fuel	713	1,159
Purchased services	648	653
Depreciation and amortization	496	515
Equipment rents, materials and other	518	537

Total operating expenses	3,713	4,082
Interest expense	217	196

	3,930	4,278

Pre-tax earnings	1,672	1,169
Income taxes	627	445

Net earnings	$1,045	$724

Consolidated revenues in the first quarter of 2015 were approximately $5.6 billion, representing an increase of $155 million (3%) over 2014. The overall increase in revenues reflected a 1% increase in cars/units handled and a 1% increase in average revenue per car/unit, which reflected changes in business mix, partially offset by a decline in fuel surcharges of $220 million (31%) primarily due to lower fuel prices. Pre-tax earnings in the first quarter of 2015 were $1.7 billion, an increase of $503 million (43%) over 2014. Results in the first quarter of 2015 benefitted from improved operating performance, volume increases in certain product lines and the favorable impact of lower fuel prices. Changes in fuel surcharges reflected in revenues generally lag the changes in fuel costs, and the relative impact on first quarter earnings was greater than is expected over the remainder of 2015.

Our operating performance in 2014 was substandard as we experienced significant service related challenges over most of the year. We attribute operational improvements in 2015 to capacity added in 2014 through capital investments for line expansion, system improvement projects, additional equipment, new employee hires and other operational initiatives, as well as from more favorable winter weather conditions. The impact of these improvements was partially offset by lower intermodal container and trailer volume, primarily attributable to congestion on the U.S. West Coast resulting from port labor disputes. We plan to continue our capital expansion and operational improvement initiatives in 2015 in order to meet customer demand and improve and maintain service levels.

In the first quarter of 2015, revenues from industrial products were $1.4 billion, a 2% increase over 2014. The increase reflected a 3% increase in volume, partially offset by lower average revenue per car/unit. Revenues from agricultural products increased 19% to approximately $1.2 billion, attributable to a 15% increase in volume, as well as from rate and product mix changes. Coal revenues during the first quarter of 2015 increased 4% to $1.3 billion, reflecting a 7% increase in volume, partially offset by lower average rates. Revenues from consumer products during the first quarter of 2015 were $1.5 billion, a decline of 10% from 2014. The decline reflected a significant decrease in international intermodal volume due to the aforementioned congestion at U.S. West Coast ports and from lower average revenues per car for both international and domestic intermodal business. As a result of tentative labor agreements reached at those ports, our intermodal volumes increased in the latter part of the first quarter.

Operating expenses in the first quarter of 2015 were $3.7 billion, a decrease of $369 million (9%) compared to the first quarter of 2014. In 2015, operating expenses as a percentage of revenues declined 8.6 percentage points to 66.3%. Compensation and benefits expenses increased $120 million (10%), primarily due to increased employment levels and wage rates. Fuel expenses declined $446 million (38%) in 2015 due to significantly lower average fuel prices and improved efficiency, partially offset by higher volumes. In 2015, depreciation and amortization expense declined $19 million (4%) as a result of lower capitalized software amortization expenses, partially offset by increased depreciation expense on increased levels of railroad assets in service.

Interest expense in the first quarter of 2015 was $217 million, an increase of $21 million (11%) compared to 2014. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. The increased interest expense in 2015 resulted from higher average outstanding debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are currently comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. BHE acquired AltaLink, L.P. (“AltaLink”) on December 1, 2014. AltaLink operates a regulated electricity transmission-only business in Alberta, Canada. AltaLink’s revenues and earnings in 2015 are included in other energy businesses. In addition, BHE also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and one of the largest franchise networks in the United States.

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

	First Quarter
	Revenues		Earnings
	2015	2014	2015	2014
PacifiCorp	$1,263	$1,307	$197	$ 223
MidAmerican Energy Company	974	1,244	81	126
NV Energy	716	643	69	43
Northern Powergrid	324	318	160	144
Natural gas pipelines	334	389	185	214
Other energy businesses	270	47	32	(11)
Real estate brokerage	450	358	(1)	(13)

	$4,331	$4,306

Earnings before corporate interest and income taxes (“EBIT”)			723	726
Corporate interest			(127)	(107)
Income taxes and noncontrolling interests			(175)	(167)

Net earnings attributable to Berkshire Hathaway shareholders			$421	$ 452

PacifiCorp

PacifiCorp operates an electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the first quarter of 2015 were $1.26 billion, a decrease of $44 million (3%) from the first quarter of 2014, reflecting a $20 million decline in retail revenues and a $24 million decline in wholesale and other revenues. The decline in retail revenues was attributable to lower customer loads mostly due to the impacts of mild weather in 2015, partially offset by higher rates. Wholesale revenues and other revenues declined primarily due to lower volume. PacifiCorp’s EBIT in the first quarter of 2015 were $197 million, a decline of $26 million (12%) from the first quarter of 2014. The decline resulted from the impact of lower revenues and increased depreciation and amortization expense ($11 million) due to increased plant-in-service, partially offset by lower energy costs.

MEC

MEC operates an electric and natural gas utility primarily in Iowa and Illinois. MEC’s revenues in the first quarter of 2015 declined $270 million (22%) to $974 million, reflecting lower regulated natural gas revenues ($216 million), regulated electric revenues ($24 million) and nonregulated markets and other revenues ($30 million). The comparative decline in first quarter natural gas revenues was primarily due to a lower average per-unit cost of gas sold ($194 million) which is offset in cost of sales, and a 14% decline in retail sales volumes attributable to comparatively warmer weather in 2015. The decline in regulated electric revenues was primarily due to lower average rates reflecting a rate structure approved in August 2014, resulting in a greater differential between higher rates from June to September and lower rates in the remaining months, partially offset by increases in base rates. The decline in nonregulated and other revenues was primarily due to lower natural gas prices and volumes, partially offset by higher electricity volumes. MEC’s EBIT in the first quarter of 2015 decreased $45 million (36%) to $81 million as compared to 2014. The decline resulted from the impact of lower revenues and increased depreciation and amortization expense ($15 million) from additional plant-in-service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

NV Energy

NV Energy operates electric and natural gas utilities in Nevada. NV Energy’s revenues in the first quarter of 2015 were $716 million, an increase of $73 million (11%) over 2014, due primarily to higher regulated retail electric revenues. The increase in regulated electric revenues reflected increased customer loads and average regulated rates. EBIT in the first quarter of 2015 was $69 million, an increase of $26 million (60%) over 2014. The increase in EBIT was attributable to the increase in electric revenues, partially offset by increased energy costs ($40 million).

Northern Powergrid

Northern Powergrid’s revenues in the first quarter of 2015 increased $6 million (2%) to $324 million, while EBIT increased $16 million (11%) to $160 million. These increases were due mainly to higher distribution revenues attributable to tariff rates, partially offset by an unfavorable impact from foreign currency translation.

Natural Gas Pipelines

Natural gas pipeline revenues in the first quarter of 2015 declined $55 million (14%) to $334 million, while EBIT declined $29 million (14%) to $185 million. These declines reflected lower revenues from lower natural gas sales volumes as a result of comparatively warmer weather in 2015 within the Northern Natural Gas Company service territory.

Other energy businesses

Revenues and EBIT in the first quarter of 2015 from other energy businesses were $270 million and $32 million, respectively, compared to revenues of $47 million and a pre-tax loss of $11 million in 2014. The increases were primarily attributable to the inclusion of revenues and EBIT of AltaLink. AltaLink’s revenues and EBIT in the first quarter of 2015 were $138 million and $36 million, respectively.

Real estate brokerage

Real estate brokerage revenues in the first quarter of 2015 increased 26% to $450 million compared to the first quarter of 2014, reflecting an increase in closed transactions, an increase in average home prices and the impact of business acquisitions in 2014. Real estate brokerage activities generated break-even results in the first quarter of 2015 and pre-tax losses of $13 million in 2014.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. In 2015, corporate interest expense increased due to borrowings in connection with the AltaLink acquisition. BHE’s consolidated income tax expense as a percentage of pre-tax earnings for the first quarter was 21.5% in 2015 and 18.5% in 2014. In each period, BHE’s utility subsidiaries effective income tax rates reflect significant production tax credits from wind-powered electricity generation placed in service. In addition, pre-tax earnings of Northern Powergrid and AltaLink are taxed at lower statutory rates in the U.K. and Canada, respectively, compared to the statutory tax rate in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2015	2014	2015	2014
McLane Company	$11,643	$10,454	$131	$115
Manufacturing	8,863	8,641	1,205	1,068
Service and retailing	4,521	3,358	384	287

	$25,027	$22,453

Pre-tax earnings			1,720	1,470
Income taxes and noncontrolling interests			597	537

			$1,123	$933

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

Revenues for the first quarter of 2015 were $11.6 billion, an increase of $1.2 billion (11%) over the first quarter of 2014. The increase reflected higher revenues in grocery and foodservice operations, in part due to a greater number of business days in the first quarter of 2015 than in 2014. Pre-tax earnings in the first quarter of 2015 were $131 million, an increase of $16 million (14%) over 2014. The ratio of pre-tax earnings to revenues in the first quarter of 2015 was approximately 1.1%, and was relatively unchanged from the first quarter of 2014. In 2015, overall gross sales margins declined by 0.17 percentage points, which was substantially offset by the impact of lower fuel and trucking expenses in 2015.

Manufacturing

This group includes a variety of businesses that manufacture industrial and end-user products and include: The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer; IMC International Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide; Forest River, a leading manufacturer of leisure vehicles; CTB, a manufacturer of equipment and systems for the livestock and agricultural industries; and the diversified manufacturing operations of Marmon. Our manufacturing businesses also include several building products businesses (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and six apparel businesses (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel). A summary of revenues and earnings of our manufacturing operations follows (in millions).

	First Quarter
	Revenues		Earnings
	2015	2014	2015	2014
Industrial and end-user products	$5,526	$5,364	$860	$818
Building products	2,327	2,233	230	145
Apparel	1,010	1,044	115	105

	$8,863	$8,641	$1,205	$1,068

Aggregate revenues in the first quarter of 2015 from manufacturing increased $222 million (3%) to $8.9 billion. Pre-tax earnings of our manufacturing businesses in 2015 were $1.2 billion, an increase of $137 million (13%) versus 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

First quarter 2015 revenues of our industrial and end-user products businesses increased $162 million (3%) to $5.5 billion as compared to 2014. Earnings in the first quarter of 2015 were $860 million, an increase of $42 million (5%) over 2014. Lubrizol’s revenues in the first quarter of 2015 increased 5% to $1.8 billion, reflecting the impact of bolt-on acquisitions, partially offset by the impact of lower volume from legacy Additives and Advanced Materials business and unfavorable foreign currency translation effects due to the strengthening of the U.S. Dollar. Lubrizol’s earnings in the first quarter of 2015 increased 20% over 2014, primarily due to the favorable impact of lower average raw material costs due to lower oil prices and bolt-on acquisitions, partially offset by unfavorable foreign currency translation movements. Forest River’s revenues increased 15% to $1.04 billion, while earnings increased 28% over 2014. The increases were driven by increased unit sales. In the first quarter of 2015, IMC’s revenues and earnings declined 5% and 16%, respectively, compared to the first quarter of 2014, reflecting the impact of unfavorable foreign currency translation effects.

Marmon’s manufacturing revenues were approximately $1.4 billion in the first quarter of 2015, relatively unchanged from 2014. Revenues in the first quarter of 2015 reflected increased commercial trailer and retail products demand, which were largely offset by the impact of lower copper prices on electrical and plumbing products, lower retail store fixture volumes, and the impact of unfavorable foreign currency translation due to the strengthening of the U.S. Dollar. Marmon’s manufacturing pre-tax earnings were $163 million representing an increase of $18 million (12.5%) over the comparable period in 2014. Earnings as a percentage of sales in the first quarter of 2015 was 11.6% compared to 10.3% in the prior year. The first quarter 2015 earnings increase reflected cost savings associated with restructuring actions taken in our beverage dispensing and merchandising businesses and electrical and plumbing products businesses during the second half of 2014, along with the positive impact of revenue growth in the commercial trailer and retail products businesses, partially offset by the adverse foreign currency translation effects.

Revenues in the first quarter of 2015 from our building products businesses were $2.3 billion, an increase of 4% over 2014. Pre-tax earnings in the first quarter of 2015 increased $85 million (59%) over 2014. Most of the comparative increase in first quarter earnings was generated by Shaw’s flooring business and by Johns Manville’s insulation and roofing business. In the first quarter of 2015, these businesses generally benefitted from increased sales volume and lower raw material and energy costs.

Apparel revenues in the first quarter of 2015 were $1.0 billion, a decline of 3% from 2014. In 2015, apparel earnings increased $10 million (10%) over 2014. In 2015, earnings of our apparel businesses benefitted from ongoing restructuring initiatives which contributed to generally lower manufacturing and selling, general and administrative costs.

Service and retailing

Our service and retailing businesses are engaged in various service-related activities, and sell various products through wholesale distribution or at the retail channels. These businesses include NetJets, a leading provider of fractional ownership programs for general aviation aircraft; FlightSafety, a provider of high technology training to operators of aircraft; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,500 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group (“BH Media”), which includes the Omaha World-Herald, as well as 29 other daily newspapers and numerous other publications; WPLG (acquired June 30, 2014), which operates a television station in Miami, Florida; and Charter Brokerage, a leading third party logistics provider to the petroleum and chemical industries (acquired on December 12, 2014).

Our service and retailing businesses also include: TTI, an electronic components distributor; four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, which makes and sells confectionary products though its retail stores and quantity order centers; Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties. In the first quarter of 2015, we acquired The VanTuyl Group (now named Berkshire Hathaway Automotive or “BHA”). BHA includes 81 auto dealerships located in 10 states, which sell new and pre-owned automobiles and offer repair and other related services and products. BHA also includes two related insurance businesses, two auto auctions and a manufacturer of automotive fluid maintenance products.

Service and retailing revenues in the first quarter of 2015 were $4.5 billion, an increase of $1.2 billion (35%) compared to 2014. In 2015, revenue increases reflected the impact of the BHA acquisition and increased revenues from TTI (12%) and our home furnishings retailers (9%), partially offset by a decline in revenues from NetJets (3.5%), which was primarily due to lower fuel cost recoveries and unfavorable foreign currency effects. The decline in NetJets’ fuel surcharge income was substantially offset by lower fuel expense resulting in a minimal impact on earnings. TTI’s revenue increase was attributable to higher unit volume and bolt-on acquisitions, and the increase in revenues from home furnishings retailers was driven by Nebraska Furniture Mart, which opened a new store in a suburb of Dallas, Texas in March 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service and retailing (Continued)

Pre-tax earnings of our service and retailing businesses in the first quarter of 2015 were $384 million, an increase of $97 million (34%) versus 2014. The earnings increase in 2015 was primarily due to the impact of the BHA acquisition, two business acquisitions in 2014 (WPLG and Charter Brokerage) and an increase in earnings from NetJets, partially offset by a decline in earnings from Nebraska Furniture Mart. NetJets’ earnings in the first quarter of 2015 reflected increased margin on aircraft sales and lower aircraft impairment charges due, in part, to stabilizing used aircraft values, as well as lower depreciation expense and increased foreign currency transaction gains. The decline in earnings at Nebraska Furniture Mart was principally due to start-up operating costs associated with its new store in Texas.

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

	First Quarter
	2015	2014
Manufactured housing and finance	$149	$115
Transportation equipment leasing	205	182
Other	90	75

Pre-tax earnings	444	372
Income taxes and noncontrolling interests	155	134

	$289	$238

Clayton Homes pre-tax earnings were $149 million for the first quarter of 2015, an increase of $34 million (30%) compared to 2014. Earnings continued to benefit from lower loan loss provisions on installment loan portfolios, lower interest expense on borrowings and improved manufacturing results. The decline in loan provisions reflected fewer delinquencies and foreclosures, while the decline in interest expense was primarily due to lower rates. As of March 31, 2015, approximately 96% of the aggregate installment loans were current in terms of payment status. Traditional single family housing markets receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Despite this competitive disadvantage, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably.

Pre-tax earnings in the first quarter of 2015 from our transportation equipment leasing businesses were $205 million, an increase of $23 million (13%) over the first quarter of 2014. The earnings increase reflected a 7% increase in aggregate lease revenues, primarily due to increased units on lease and higher lease rates for railcars, partly offset by unfavorable foreign currency translation effects and lower volumes in our Canadian crane business due to weaker oil drilling market conditions in the region. A significant portion of the costs of these businesses, such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Other earnings from finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. First quarter earnings from our investment in Berkadia were $30 million in 2015 and $14 million in 2014. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund installment loans made by Clayton Homes and debt guarantee fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guarantee fees and interest spreads charged to Clayton Homes and NetJets in the first quarter were $16 million in 2015 and $18 million in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	First Quarter
	2015	2014
Investment gains/losses	$97	$1,150
Other-than-temporary impairments	—	(19)
Derivative gains/losses	1,318	236

Gains/losses before income taxes and noncontrolling interests	1,415	1,367
Income taxes and noncontrolling interests	495	195

Net gains/losses	$920	$1,172

Investment gains/losses arise primarily from the sale, redemption, or exchange of investments or when investments are carried at fair value with the periodic changes in fair values recorded in earnings. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses included in earnings usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Pre-tax investment gains in the first quarter were $97 million in 2015 and $1,150 million in 2014. Investment gains in the first quarter of 2014 included $949 million realized in connection with the exchange of shares of Phillips 66 common stock for 100% of the common stock of a specialty chemical products subsidiary of Phillips 66. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are payable on the excess of the fair value of the Phillips 66 shares exchanged and the tax-basis cost of those shares.

Other-than-temporary impairment (“OTTI”) charges in the first quarter of 2015 and 2014 were not significant. Although we have periodically recorded OTTI charges in earnings in past years, we continue to hold some of those securities. If the market values of those investments increase following the date OTTI charges are recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and ultimately sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of March 31, 2015, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were $1.2 billion. We concluded that as of that date, such losses were not other than temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses primarily represent the changes in fair value of our remaining credit default contract and our equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative contracts produced first quarter pre-tax gains of approximately $1.3 billion in 2015 and $236 million in 2014. In 2015, the gains were primarily related to equity index put option contracts, while 2014 reflected gains from credit default contract exposures, partially offset by losses under the equity index put option contracts. In 2015, the gains from equity index put option contracts reflected increased index values and the favorable impact of a stronger U.S. Dollar, which reduced liabilities of contracts denominated in foreign currencies. The losses in 2014 were primarily due to lower interest rate assumptions. As of March 31, 2015, the intrinsic values of these contracts were $444 million and our recorded liabilities at fair value were $3.25 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, and will be based on the intrinsic value as defined under the contracts as of those dates.

Other

Corporate income and expenses not allocated to operating businesses includes our investments in Heinz which generated pre-tax earnings of $231 million in 2015 and $188 million in 2014. Also included in other earnings are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2015 was $241.5 billion, an increase of $1.3 billion since December 31, 2014. Our net earnings in the first quarter of 2015 were $5.2 billion, which were partially offset by losses in other comprehensive income primarily related to unrealized investment appreciation and foreign currency translation.

At March 31, 2015, cash and investments of insurance and other businesses (excluding our investments in H.J. Heinz Holding Corporation) were $58.2 billion and $155.9 billion. We used approximately $4.0 billion in cash in the first quarter of 2015 to fund business acquisitions. Our various insurance and non-insurance businesses continued to generate significant cash flows from operations.

In the first quarter of 2015, Berkshire Hathaway parent company issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. During the first quarter of 2015, parent company debt of $1.7 billion matured and was repaid.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program in the first quarter of 2015.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first quarter of 2015, aggregate capital expenditures of these businesses were approximately $2.6 billion, including $1.4 billion by BHE and $1.2 billion by BNSF. BNSF and BHE forecast aggregate capital expenditures of approximately $9.4 billion for the remainder of 2015. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In March 2015, BNSF issued $1.5 billion of debentures consisting of $500 million of 3.0% debentures due in 2025 and $1.0 billion of 4.15% debentures due in 2045. BNSF’s outstanding debt was approximately $20.5 billion as of March 31, 2015. Outstanding borrowings of BHE and its subsidiaries were approximately $36.1 billion as of March 31, 2015, which excludes borrowings from Berkshire insurance subsidiaries. BNSF and BHE aggregate debt and capital lease maturities over the remainder of 2015 are approximately $1.0 billion. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BHE or BNSF or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Finance and financial products assets were approximately $32.9 billion as of March 31, 2015, a decrease of $597 million since December 31, 2014. Assets of these businesses consisted primarily of loans and finance receivables, cash and cash equivalents, a portfolio of fixed maturity and equity investments, as well as a sizable portfolio of various types of equipment and furniture held for lease.

Finance and financial products liabilities were $17.5 billion as of March 31, 2015, a decrease of $1,353 million since December 31, 2014. Most of the decline was attributable to a decline in fair values of derivative contracts. Notes payable and other borrowings were $12.7 billion as of March 31, 2015, a decline of $74 million compared to year-end 2014. As of March 31, 2015, notes payable included $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2015, $1.0 billion of BHFC debt matured and at that time BHFC issued $1.0 billion of new floating rate senior notes of which $400 million mature in 2017 and $600 million mature in 2018. The proceeds from the BHFC notes are used to fund loans originated and loans acquired by Clayton Homes. An additional $500 million of BHFC senior notes mature in December 2015.

As described in Note 13 to the accompanying Consolidated Financial Statements, our finance and financial products businesses are party to equity index put option and credit default contracts. With limited exceptions, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. At March 31, 2015, the liabilities recorded for such contracts were approximately $3.5 billion and we had no collateral posting requirements. The full and timely payment of principal and interest on the BHFC notes and the payment of any amounts due at the expiration of the equity index put option and credit default contracts are guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies. Although the Reform Act may adversely affect certain of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

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

During the first quarter of 2015, we issued new term debt through the Berkshire parent company and various subsidiaries. Future payments of principal and interest related to such borrowings are summarized as follows (in millions): 2015-$40; 2016 and 2017-$632; 2018 and 2019-$822; and after 2019-$7,042. Reference is also made to Note 19 to the accompanying Consolidated Financial Statements. Except as otherwise noted herein, our contractual obligations as of March, 2015 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of March 31, 2015 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $70.6 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet includes goodwill of acquired businesses of $62.9 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2014. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of March 31, 2015 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

Our Consolidated Balance Sheets include significant derivative contract liabilities with respect to our long-duration equity index put option contracts. The fair values recorded for these liabilities are based on valuation models that utilize various inputs and assumptions that we believe are used by market participants. We further believe that fair values based on such models are inherently subjective and the values in an actual transaction may differ significantly from the model values. Changes in the assumptions utilized within the valuation models may have a significant effect on recorded fair values and periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2015, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2014 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first three months of 2015.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 1, 2015	/s/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer