Form 10-Q
period 2015-06-30
BERKSHIRE HATHAWAY INC
filed 2015-08-07
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 30, 2015:

Class A —	811,755
Class B —	1,247,366,163

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$60,394	$57,974
Investments:
Fixed maturity securities	27,224	27,397
Equity securities	110,776	115,529
Other	16,183	16,346
Investments in The Kraft Heinz Company	11,455	11,660
Receivables	24,606	21,852
Inventories	12,072	10,236
Property, plant and equipment	15,392	14,153
Goodwill	37,141	34,959
Other	24,242	23,763

	339,485	333,869

Railroad, Utilities and Energy:
Cash and cash equivalents	3,860	3,001
Property, plant and equipment	117,223	115,054
Goodwill	24,325	24,418
Other	17,609	16,343

	163,017	158,816

Finance and Financial Products:
Cash and cash equivalents	2,333	2,294
Investments in equity and fixed maturity securities	5,810	1,299
Other investments	5,805	5,978
Loans and finance receivables	12,592	12,566
Property, plant and equipment and assets held for lease	8,264	8,037
Goodwill	1,333	1,337
Other	2,135	1,990

	38,272	33,501

	$540,774	$526,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$71,660	$71,477
Unearned premiums	13,268	11,944
Life, annuity and health insurance benefits	14,102	13,261
Accounts payable, accruals and other liabilities	24,550	23,307
Notes payable and other borrowings	14,746	11,894

	138,326	131,883

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,400	15,595
Notes payable and other borrowings	57,269	55,579

	72,669	71,174

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,670	1,321
Derivative contract liabilities	3,666	4,810
Notes payable and other borrowings	12,563	12,736

	17,899	18,867

Income taxes, principally deferred	62,678	61,235

Total liabilities	291,572	283,159

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,584	35,573
Accumulated other comprehensive income	39,417	42,732
Retained earnings	172,797	163,620
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	246,043	240,170
Noncontrolling interests	3,159	2,857

Total shareholders’ equity	249,202	243,027

	$540,774	$526,186

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$10,400	$9,323	$19,940	$18,739
Sales and service revenues	27,792	24,846	52,733	47,174
Interest, dividend and other investment income	1,323	1,583	2,626	2,738
Investment gains/losses	136	2,366	232	3,425

	39,651	38,118	75,531	72,076

Railroad, Utilities and Energy:
Revenues	9,866	9,846	19,757	19,599

Finance and Financial Products:
Sales and service revenues	1,383	1,314	2,605	2,410
Interest, dividend and other investment income	416	329	748	667
Investment gains/losses	226	—	227	72
Derivative gains/losses	(174)	155	1,144	391

	1,851	1,798	4,724	3,540

	51,368	49,762	100,012	95,215

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,692	5,542	12,693	11,132
Life, annuity and health insurance benefits	1,738	1,279	2,918	2,489
Insurance underwriting expenses	2,018	1,864	3,630	3,765
Cost of sales and services	22,589	20,063	42,848	38,200
Selling, general and administrative expenses	3,378	2,966	6,456	5,854
Interest expense	217	116	361	214

	36,632	31,830	68,906	61,654

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,999	7,193	13,967	14,574
Interest expense	653	591	1,285	1,156

	7,652	7,784	15,252	15,730

Finance and Financial Products:
Cost of sales and services	739	692	1,398	1,281
Selling, general and administrative expenses	402	423	767	800
Interest expense	97	117	196	236

	1,238	1,232	2,361	2,317

	45,522	40,846	86,519	79,701

Earnings before income taxes	5,846	8,916	13,493	15,514
Income tax expense	1,739	2,458	4,153	4,283

Net earnings	4,107	6,458	9,340	11,231
Less: Earnings attributable to noncontrolling interests	94	63	163	131

Net earnings attributable to Berkshire Hathaway shareholders	$4,013	$6,395	$9,177	$11,100

Average common shares outstanding *	1,643,084	1,644,370	1,643,018	1,644,215
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,442	$3,889	$5,585	$6,751

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net earnings	$4,107	$6,458	$9,340	$11,231

Other comprehensive income:
Net change in unrealized appreciation of investments	234	2,639	(3,562)	5,230
Applicable income taxes	(151)	(938)	1,280	(1,836)
Reclassification of investment appreciation in net earnings	(104)	(2,408)	(195)	(3,449)
Applicable income taxes	36	843	68	1,207
Foreign currency translation	577	354	(783)	380
Applicable income taxes	4	(77)	(19)	(70)
Prior service cost and actuarial gains/losses of defined benefit pension plans	(44)	(16)	5	(9)
Applicable income taxes	13	5	(2)	5
Other, net	25	(25)	(100)	(29)

Other comprehensive income, net	590	377	(3,308)	1,429

Comprehensive income	4,697	6,835	6,032	12,660
Comprehensive income attributable to noncontrolling interests	131	68	170	164

Comprehensive income attributable to Berkshire Hathaway shareholders	$4,566	$6,767	$5,862	$12,496

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2013	$35,480	$44,025	$143,748	$(1,363)	$2,595	$224,485
Net earnings	—	—	11,100	—	131	11,231
Other comprehensive income, net	—	1,396	—	—	33	1,429
Issuance (acquisition) of common stock	48	—	—	(400)	—	(352)
Transactions with noncontrolling interests	(29)	—	—	—	(4)	(33)

Balance at June 30, 2014	$35,499	$45,421	$154,848	$(1,763)	$2,755	$236,760

Balance at December 31, 2014	$35,581	$42,732	$163,620	$(1,763)	$2,857	$243,027
Net earnings	—	—	9,177	—	163	9,340
Other comprehensive income, net	—	(3,315)	—	—	7	(3,308)
Issuance of common stock	30	—	—	—	—	30
Transactions with noncontrolling interests	(19)	—	—	—	132	113

Balance at June 30, 2015	$35,592	$39,417	$172,797	$(1,763)	$3,159	$249,202

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings	$9,340	$11,231
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(459)	(3,497)
Depreciation and amortization	3,812	3,582
Other	160	(249)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	670	599
Deferred charges reinsurance assumed	246	(216)
Unearned premiums	1,379	1,612
Receivables and originated loans	(2,667)	(2,815)
Derivative contract assets and liabilities	(1,144)	(405)
Income taxes	2,763	1,726
Other	(157)	265

Net cash flows from operating activities	13,943	11,833

Cash flows from investing activities:
Purchases of fixed maturity securities	(3,001)	(3,477)
Purchases of equity securities	(4,714)	(2,054)
Sales of fixed maturity securities	622	577
Redemptions and maturities of fixed maturity securities	2,295	3,159
Sales and redemptions of equity securities	2,160	2,961
Purchases of loans and finance receivables	(57)	(141)
Collections of loans and finance receivables	246	658
Acquisitions of businesses, net of cash acquired	(4,500)	(676)
Purchases of property, plant and equipment	(6,836)	(6,093)
Other	41	262

Net cash flows from investing activities	(13,744)	(4,824)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	3,253	70
Proceeds from borrowings of railroad, utilities and energy businesses	3,238	2,772
Proceeds from borrowings of finance businesses	998	749
Repayments of borrowings of insurance and other businesses	(1,843)	(36)
Repayments of borrowings of railroad, utilities and energy businesses	(848)	(1,301)
Repayments of borrowings of finance businesses	(1,173)	(1,042)
Change in short term borrowings, net	(246)	317
Acquisitions of noncontrolling interests	(70)	(1,287)
Other	(113)	(3)

Net cash flows from financing activities	3,196	239

Effects of foreign currency exchange rate changes	(77)	21

Increase in cash and cash equivalents	3,318	7,269
Cash and cash equivalents at beginning of year *	63,269	48,186

Cash and cash equivalents at end of second quarter *	$66,587	$55,455

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$57,974	$42,433
Railroad, Utilities and Energy	3,001	3,400
Finance and Financial Products	2,294	2,353

	$63,269	$48,186

End of second quarter—
Insurance and Other	$60,394	$49,182
Railroad, Utilities and Energy	3,860	3,410
Finance and Financial Products	2,333	2,863

	$66,587	$55,455

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Note 2. New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application.

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software,” which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. ASU 2015-05 is effective for annual periods beginning after December 15, 2015 and may be adopted prospectively or retrospectively. Early adoption is permitted.

In April 2015, the FASB also issued ASU 2015-03 “Interest—Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset. The recognition and measurement guidance for debt issuance costs under current GAAP is not affected by ASU 2015-03. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 and should be adopted retrospectively. Early adoption is permitted for financial statements that have not been previously issued.

In May 2015, the FASB issued ASU 2015-09 “Financial Services—Insurance—Disclosures about Short-Duration Contracts,” which requires additional disclosures in annual and interim reporting periods by insurance entities regarding liabilities for unpaid claims and claim adjustment expenses, and any changes in assumptions or methodologies for calculations of such liabilities. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is permitted.

We are evaluating the effect the adoption each of these standards will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses at sensible prices that have consistent earning power, good returns on equity and able and honest management. Financial results attributable to business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates.

In the first quarter of 2015, Berkshire acquired controlling interests of the Van Tuyl Group. The Van Tuyl Group (now named Berkshire Hathaway Automotive) included 81 automotive dealerships located in 10 states as well as two related insurance businesses, two auto auctions and a manufacturer of automotive fluid maintenance products. In addition to selling new and pre-owned automobiles, the Berkshire Hathaway Automotive group offers repair and other services and products, including extended warranty services and other automotive protection plans. Consideration paid for the acquisition was $4.1 billion. On December 1, 2014, Berkshire Hathaway Energy Company acquired AltaLink, L.P. (“AltaLink”) for a cash purchase price of C$3.1 billion (approximately $2.7 billion). AltaLink is a regulated electric transmission-only business, headquartered in Calgary, Alberta.

Preliminary fair values of identified assets acquired and liabilities assumed and residual goodwill at their respective acquisition dates are summarized as follows (in millions).

	Berkshire Hathaway Automotive	AltaLink
Cash and investments	$1,274	$15
Inventories	1,209	—
Property, plant and equipment	1,034	5,610
Goodwill	1,715	1,731
Other assets	1,400	287

Assets acquired	$6,632	$7,643

Accounts payable, accruals and other liabilities	$1,210	$1,064
Notes payable and other borrowings	1,129	3,851
Noncontrolling interests	181	—

Liabilities assumed and noncontrolling interests	$2,520	$4,915

Net assets	$4,112	$2,728

The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2014 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except the per share amount). Pro forma data for the first six months of 2015 was not materially different from the amounts reflected in the Consolidated Statement of Earnings.

First six months 2014
Revenues	$99,634
Net earnings attributable to Berkshire Hathaway shareholders	11,174
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	6,796

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2015 and December 31, 2014 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,708	$19	$(2)	$3,725
States, municipalities and political subdivisions	1,752	83	(2)	1,833
Foreign governments	11,830	295	(77)	12,048
Corporate bonds	7,138	912	(12)	8,038
Mortgage-backed securities	1,600	199	(4)	1,795

	$26,028	$1,508	$(97)	$27,439

December 31, 2014
U.S. Treasury, U.S. government corporations and agencies	$2,921	$14	$(5)	$2,930
States, municipalities and political subdivisions	1,820	93	(1)	1,912
Foreign governments	12,023	373	(126)	12,270
Corporate bonds	7,704	1,072	(5)	8,771
Mortgage-backed securities	1,555	202	(4)	1,753

	$26,023	$1,754	$(141)	$27,636

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30, 2015	December 31, 2014
Insurance and other	$27,224	$27,397
Finance and financial products	215	239

	$27,439	$27,636

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2015, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 75% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia, Canada or The Netherlands. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $11 million as of June 30, 2015 and $15 million as of December 31, 2014.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2015 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$8,267	$11,218	$2,224	$2,719	$1,600	$26,028
Fair value	8,319	11,747	2,352	3,226	1,795	27,439

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of June 30, 2015 and December 31, 2014 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015 *
Banks, insurance and finance	$23,388	$31,312	$(2)	$54,698
Consumer products	6,908	16,710	(2)	23,616
Commercial, industrial and other	31,536	8,846	(974)	39,408

	$61,832	$56,868	$(978)	$117,722

*

Approximately 58% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $11.8 billion; Wells Fargo & Company – $27.6 billion; International Business Machines Corporation – $12.9 billion; and The Coca-Cola Company – $15.7 billion).

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

As of June 30, 2015 and December 31, 2014, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of June 30, 2015 and December 31, 2014, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $128 million and $65 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30, 2015	December 31, 2014
Insurance and other	$110,776	$115,529
Railroad, utilities and energy *	1,351	881
Finance and financial products	5,595	1,060

	$117,722	$117,470

*	Included in other assets.

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

	Cost		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Insurance and other	$9,970	$9,970	$16,183	$16,346
Finance and financial products	3,052	3,052	5,805	5,978

	$13,022	$13,022	$21,988	$22,324

We acquired $2.1 billion liquidation amount of Wrigley preferred stock in conjunction with the Mars Incorporated (“Mars”) acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at 5% per annum and is subject to certain put and call arrangements in 2016 and then annually beginning in 2021. The redemption amount will be based upon the earnings of Wrigley.

We own 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) with a liquidation value of $1,000 per share. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Dow currently has the option to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if the New York Stock Exchange closing price of its common stock exceeds $53.72 per share for any 20 trading days within a period of 30 consecutive trading days ending on the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

We own 50,000 shares of 6% Non-Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) with a liquidation value of $100,000 per share and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”). The BAC Preferred may not be redeemed at the option of BAC before May 7, 2019. The BAC Preferred redemption price is $105,000 per share (or $5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share).

On December 12, 2014, we acquired Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion and common stock of RBI for an aggregate cost of $3 billion. RBI, domiciled in Canada, is the ultimate parent company of Burger King and Tim Hortons. As of the acquisition date, our combined investment in RBI possessed approximately 14.4% of the voting interests of RBI. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount that is intended to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company.

Note 7. Investments in The Kraft Heinz Company

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

Berkshire’s initial investments consisted of 425 million shares of Heinz Holding common stock, warrants, which were exercised in June 2015, to acquire approximately 46 million additional shares of common stock at one cent per share, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of these investments was $12.25 billion. 3G also acquired 425 million shares of Heinz Holding common stock for $4.25 billion. In addition, Heinz Holding reserved 39.6 million shares of common stock for issuance to its management and directors under equity grants, including stock options. At that time, Berkshire and 3G each owned 50% of the outstanding common stock of Heinz Holding.

Notes to Consolidated Financial Statements (Continued)

Note 7. Investments in The Kraft Heinz Company (Continued)

In March 2015, Heinz Holding and Kraft Foods Group, Inc. (“Kraft”) entered into a merger agreement under which Kraft shareholders were entitled to receive one share of newly issued Heinz Holding common stock for each share of Kraft common stock and a special cash dividend of $16.50 per share. Kraft is one of North America’s largest consumer packaged food and beverage companies, with annual revenues of more than $18 billion. The company’s iconic brands include Kraft, Capri Sun, Jell-O, Kool-Aid, Lunchables, Maxwell House, Oscar Mayer, Philadelphia, Planters and Velveeta. Upon consummation of the merger on July 2, 2015, Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”).

As of June 30, 2015, we owned approximately 52.5% of the outstanding common stock of Heinz Holding (hereinafter, “Kraft Heinz”). The Preferred Stock possesses no voting rights except as are required by law or for certain matters. The Preferred Stock is entitled to dividends at 9% per annum whether or not declared, is senior in priority to the common stock and is callable after June 7, 2016 at the liquidation value plus an applicable premium and any accrued and unpaid dividends. After June 7, 2021, Berkshire can cause Kraft Heinz to attempt to sell shares of common stock through public offerings or other issuances (“redemption offerings”), the proceeds of which would be required to be used to redeem any outstanding shares of the Preferred Stock. Kraft Heinz has announced its intention to call the Preferred Stock after June 7, 2016 and prior to June 7, 2017, although it has no obligation to do so.

We account for our investment in the common stock on the equity method. We include our proportionate share of net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income. We account for our investment in the Preferred Stock as an equity investment and it is carried at cost in our Consolidated Balance Sheets. Dividends earned on the Preferred Stock and our share of net earnings or loss attributable to common stockholders are included in interest, dividend and other investment income of Insurance and Other in our Consolidated Statements of Earnings.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	June 28, 2015	December 28, 2014
Assets	$36,062	$36,763
Liabilities	20,761	21,077

	Second quarter		First six months
	2015	2014	2015	2014
Sales	$2,616	$2,728	$5,094	$5,528

Net earnings (loss)	$(164)	$127	$112	$322
Preferred stock dividends	(180)	(180)	(360)	(360)

Net loss attributable to common stockholders	$(344)	$(53)	$(248)	$(38)

Net earnings attributable to Berkshire Hathaway Shareholders *	$50	$116	$200	$293

*	Includes dividends earned on Preferred Stock and Berkshire’s share of net earnings (loss) available to common stockholders, net of applicable income taxes.

On July 1, 2015, Berkshire acquired 262.9 million shares of newly issued common stock of Kraft Heinz for $5.26 billion and 3G acquired 237.1 million shares of newly issued common stock for $4.74 billion. Immediately thereafter, Kraft Heinz executed a reverse stock split at a rate of 0.443332 of a share for each share. Upon completion of these transactions, Berkshire owned approximately 325.4 million shares of Kraft Heinz common stock, or 52.5% of the then outstanding shares. Following the approval by the Kraft shareholders, the merger transaction closed on July 2, 2015 and Kraft Heinz issued approximately 592 million new shares of its common stock to the former Kraft shareholders. Upon completion of the merger, Berkshire and 3G owned approximately 51% of the outstanding Kraft Heinz common stock, with Berkshire owning approximately 26.9% and 3G owning 24.2%.

Notes to Consolidated Financial Statements (Continued)

Note 7. Investments in The Kraft Heinz Company (Continued)

Following the consummation of the merger transaction with Kraft, we will continue to account for our investment in Kraft Heinz common stock under the equity method. As previously discussed, the issuance of new common stock by Kraft Heinz for Kraft common stock reduced our ownership of Kraft Heinz from approximately 52.5% to 26.9%. Under the equity method of accounting, the issuance of shares by an investee is accounted for by the investor as if the investor had sold a proportionate share of its investment. As a result, we currently expect to record a non-cash pre-tax holding gain of approximately $7 billion in the third quarter of 2015, representing the excess of the fair value of new Kraft Heinz common stock issued for Kraft common stock over our carrying value associated with the reduction in our ownership of Kraft Heinz.

Note 8. Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses are summarized below (in millions).

	Second Quarter		First Six Months
	2015	2014	2015	2014
Fixed maturity securities —
Gross gains	$53	$39	$82	$229
Gross losses	(46)	(19)	(84)	(48)
Equity securities —
Gross gains	342	2,391	448	3,395
Gross losses	(14)	(3)	(20)	(3)
OTTI losses	—	—	—	(19)
Other	27	(42)	33	(57)

	$362	$2,366	$459	$3,497

Gains from equity securities in 2014 included non-cash holding gains of approximately $1.1 billion in the second quarter and $2.1 billion in the first six months from the exchange of Phillips 66 (“PSX”) common stock in connection with the acquisition of Phillips Specialty Products Inc. (subsequently renamed Lubrizol Specialty Products Inc. (“LSPI”)) and the exchange of Graham Holding Company (“GHC”) common stock for WPLG, Inc. (“WPLG”). The PSX/LSPI exchange was completed February 25, 2014 and the GHC/WPLG exchange was completed June 30, 2014. The holding gains represented the excess of the respective fair value of the net assets of LSPI and WPLG received over the respective cost basis of the PSX and GHC shares exchanged.

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

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30, 2015	December 31, 2014
Insurance premiums receivable	$9,001	$7,914
Reinsurance recoverable on unpaid losses	3,321	3,116
Trade and other receivables	12,607	11,133
Allowances for uncollectible accounts	(323)	(311)

	$24,606	$21,852

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	June 30, 2015	December 31, 2014
Loans and finance receivables before allowances and discounts	$13,040	$13,150
Allowances for uncollectible loans	(195)	(303)
Unamortized acquisition discounts	(253)	(281)

	$12,592	$12,566

Notes to Consolidated Financial Statements (Continued)

Note 9. Receivables (Continued)

 Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for the first six months of 2015 and 2014 were $77 million and $94 million, respectively. Loan charge-offs, net of recoveries, for the first six months of 2015 and 2014 were $93 million and $102 million, respectively. In 2015, we reclassified $93 million of allowances for uncollectible loans and related installment loan receivables that were in-substance foreclosures or repossessions to other assets. The reclassifications had no impact on earnings or cash flows. At June 30, 2015, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2015, approximately 99% of the loan balances were determined to be performing and approximately 96% of the loan balances were current as to payment status.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2015	December 31, 2014
Raw materials	$1,855	$1,881
Work in process and other	855	850
Finished manufactured goods	3,516	3,333
Goods acquired for resale	5,846	4,172

	$12,072	$10,236

Note 11. Property, plant and equipment and assets held for lease

Property, plant and equipment of our insurance and other businesses is summarized below (in millions).

	Range of estimated useful life	June 30, 2015	December 31, 2014
Land	—	$1,503	$1,171
Buildings and improvements	2 – 40 years	7,216	6,600
Machinery and equipment	3 – 25 years	16,688	16,413
Furniture, fixtures and other	2 – 18 years	3,585	3,136

		28,992	27,320
Accumulated depreciation		(13,600)	(13,167)

		$15,392	$14,153

Depreciation expense of insurance and other businesses for the first six months of 2015 and 2014 was $824 million and $797 million, respectively.

Property, plant and equipment of our railroad and our utilities and energy businesses is summarized below (in millions).

	Range of estimated useful life	June 30, 2015	December 31, 2014
Railroad:
Land	—	$6,024	$5,983
Track structure and other roadway	7 – 100 years	44,054	42,588
Locomotives, freight cars and other equipment	6 – 40 years	10,414	9,493
Construction in progress	—	1,216	1,292
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	66,158	64,645
Interstate pipeline assets	3 – 80 years	6,711	6,660
Independent power plants and other assets	3 – 30 years	5,565	5,035
Construction in progress	—	4,413	5,194

		144,555	140,890
Accumulated depreciation		(27,332)	(25,836)

		$117,223	$115,054

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment and assets held for lease (Continued)

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first six months of 2015 and 2014 was $2,155 million and $1,924 million, respectively.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Range of estimated useful life	June 30, 2015	December 31, 2014
Assets held for lease	5 – 30 years	$10,137	$9,810
Land	—	224	227
Buildings, machinery and other	3 – 50 years	1,189	1,179

		11,550	11,216
Accumulated depreciation		(3,286)	(3,179)

		$8,264	$8,037

Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture. Depreciation expense of the finance and financial products businesses for the first six months of 2015 and 2014 was $296 million in each period.

Note 12. Goodwill and other intangible assets

The change in the carrying value of goodwill for the first six months of 2015 and the year ended December 31, 2014 is summarized as follows (in millions).

	June 30, 2015	December 31, 2014
Balance at beginning of year	$60,714	$57,011
Acquisitions of businesses	2,266	4,006
Other, including foreign currency translation	(181)	(303)

Balance at end of period	$62,799	$60,714

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	June 30, 2015		December 31, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$14,700	$4,911	$13,714	$4,476
Railroad, utilities and energy	870	213	2,254	1,551

	$15,570	$5,124	$15,968	$6,027

Trademarks and trade names	$3,057	$651	$3,117	$599
Patents and technology	4,196	1,916	5,425	3,133
Customer relationships	5,439	1,947	5,603	1,768
Other	2,878	610	1,823	527

	$15,570	$5,124	$15,968	$6,027

In the first six months of 2015 and 2014, amortization expense was $537 million and $565 million, respectively. Intangible assets with indefinite lives as of June 30, 2015 and December 31, 2014 were $3,149 million and $2,586 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts

Derivative contracts have been entered into primarily through our finance and financial products and our energy businesses. Derivative contract liabilities associated with our finance and financial products businesses are concentrated in equity index put option and credit default contracts. A summary of those liabilities and related notional values follows (in millions).

	June 30, 2015			December 31, 2014

	Liabilities	Notional Value		Liabilities	Notional Value

Equity index put options	$3,387	$28,367	(1)	$4,560	$29,469	(1)
Credit default	279	7,792	(2)	250	7,792	(2)

	$3,666			$4,810

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

(2)	Represents the aggregate undiscounted amounts payable under the contracts assuming all underlying issuers default and the residual value of the specified obligations is zero.

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains/losses included in our Consolidated Statements of Earnings for the second quarter and first six months of 2015 and 2014 follows (in millions).

	Second Quarter		First Six Months
	2015	2014	2015	2014
Equity index put options	$(138)	$65	$1,173	$(67)
Credit default	(36)	84	(29)	457
Other, principally interest rate and foreign currency	—	6	—	1

	$(174)	$155	$1,144	$391

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

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $846 million at June 30, 2015 and $1.4 billion at December 31, 2014. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 5.5 years at June 30, 2015.

Our remaining credit default contract was written in 2008 and relates to approximately 500 zero-coupon municipal debt issues with maturities ranging from 2019 to 2054. The underlying debt issues have a weighted average maturity of approximately 16.25 years. Pursuant to the contract terms, future loss payments are required in the event of non-payment by the issuer and non-performance by the primary financial guarantee insurers under their contracts with the issuers. Payments under our contract, if any, are not required prior to the maturity dates of the underlying obligations. The premium was received at the inception of this contract and therefore we have no counterparty credit risk.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2015 and December 31, 2014, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $116 million and $108 million as of June 30, 2015 and December 31, 2014, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $227 million and $230 million as of June 30, 2015 and December 31, 2014, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery or refund through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2015 and 2014 is presented in the following table (in millions).

	First Six Months
	2015	2014
Cash paid during the period for:
Income taxes	$1,128	$2,151
Interest:
Insurance and other businesses	185	181
Railroad, utilities and energy businesses	1,319	1,209
Finance and financial products businesses	215	237
Non-cash investing and financing activities:
Equity securities exchanged in connection with business acquisitions	—	2,478
Liabilities assumed in connection with business acquisitions	2,478	1,038
Treasury stock acquired in connection with business acquisition	—	400

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2015.

	Weighted Average Interest Rate	June 30, 2015	December 31, 2014
Insurance and other:
Issued by Berkshire due 2015-2047	2.2%	$9,896	$8,354
Short-term subsidiary borrowings	1.8%	2,102	839
Other subsidiary borrowings due 2015-2044	6.0%	2,748	2,701

		$14,746	$11,894

In March 2015, Berkshire issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. In February 2015, $1.7 billion of Berkshire senior notes matured.

	Weighted Average Interest Rate	June 30, 2015	December 31, 2014
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,860	$7,860
Subsidiary and other debt due 2015-2064	4.9%	28,493	28,439
Issued by BNSF due 2015-2097	4.9%	20,916	19,280

		$57,269	$55,579

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In March 2015, BNSF issued $1.5 billion of senior unsecured debentures consisting of $500 million of 3.0% debentures due in 2025 and $1.0 billion of 4.15% debentures due in 2045. In the second quarter of 2015, BNSF issued $500 million of amortizing debt with a final maturity date of 2028, which is secured with locomotives. As of June 30, 2015, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	June 30, 2015	December 31, 2014
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2015-2043	2.7%	$11,178	$11,178
Issued by other subsidiaries due 2015-2036	5.3%	1,385	1,558

		$12,563	$12,736

In January 2015, BHFC issued $1.0 billion of new senior notes consisting of $400 million floating rate senior notes that mature in 2017 and $600 million floating rate senior notes that mature in 2018, which replaced $1.0 billion of senior notes that matured. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of June 30, 2015, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $8.9 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $5.3 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire has guaranteed other subsidiary borrowings, aggregating approximately $3.3 billion at June 30, 2015. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2015 and December 31, 2014 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,725	$3,725	$2,691	$1,034	$—
States, municipalities and political subdivisions	1,833	1,833	—	1,833	—
Foreign governments	12,048	12,048	7,719	4,329	—
Corporate bonds	8,038	8,038	—	8,031	7
Mortgage-backed securities	1,795	1,795	—	1,795	—
Investments in equity securities	117,722	117,722	117,684	37	1
Investment in Kraft Heinz Preferred Stock	7,710	8,672	—	—	8,672
Other investments	21,988	21,988	322	—	21,666
Loans and finance receivables	12,592	12,959	—	16	12,943
Derivative contract assets (1)	116	116	—	22	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	227	227	12	160	55
Finance and financial products:
Equity index put options	3,387	3,387	—	—	3,387
Credit default	279	279	—	—	279
Notes payable and other borrowings:
Insurance and other	14,746	14,853	—	14,853	—
Railroad, utilities and energy	57,269	62,513	—	62,513	—
Finance and financial products	12,563	13,009	—	12,501	508
December 31, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,930	$2,930	$2,264	$666	$—
States, municipalities and political subdivisions	1,912	1,912	—	1,912	—
Foreign governments	12,270	12,270	7,981	4,289	—
Corporate bonds	8,771	8,771	—	8,763	8
Mortgage-backed securities	1,753	1,753	—	1,753	—
Investments in equity securities	117,470	117,470	117,424	45	1
Investment in Kraft Heinz Preferred Stock	7,710	8,416	—	—	8,416
Other investments	22,324	22,324	329	—	21,995
Loans and finance receivables	12,566	12,891	—	33	12,858
Derivative contract assets (1)	108	108	1	13	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	230	230	18	169	43
Finance and financial products:
Equity index put options	4,560	4,560	—	—	4,560
Credit default	250	250	—	—	250
Notes payable and other borrowings:
Insurance and other	11,894	12,484	—	12,484	—
Railroad, utilities and energy	55,579	62,802	—	62,802	—
Finance and financial products	12,736	13,417	—	12,846	571

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ending June 30, 2015 and 2014 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Six months ending June 30, 2015
Balance at December 31, 2014	$8	$21,996	$(4,759)
Gains (losses) included in:
Earnings	—	—	1,200
Other comprehensive income	—	(329)	(3)
Regulatory assets and liabilities	—	—	(17)
Acquisitions, dispositions and settlements	(1)	—	(51)
Transfers into/out of Level 3	—	—	3

Balance at June 30, 2015	$7	$21,667	$(3,627)

Six months ending June 30, 2014
Balance at December 31, 2013	$372	$17,958	$(5,255)
Gains (losses) included in:
Earnings	—	—	369
Other comprehensive income	—	(31)	4
Regulatory assets and liabilities	—	—	—
Dispositions and settlements	(1)	—	1
Transfers into/out of Level 3	(56)	—	(35)

Balance at June 30, 2014	$315	$17,927	$(4,916)

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

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Quantitative information as of June 30, 2015, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Inputs	Weighted Average

Other investments:
Preferred stocks	$15,002	Discounted cash flow	Expected duration	7 years

			Discount for transferability restrictions and subordination	134 basis points

Common stock warrants	6,664	Warrant pricing model	Discount for transferability and hedging restrictions	7%

Net derivative liabilities:

Equity index put options	3,387	Option pricing model	Volatility	21%

Credit default	279	Discounted cash flow	Credit spreads	41 basis points

Other investments consist of preferred stocks and common stock warrants that we acquired in a few relatively large private placement transactions. These investments are subject to contractual restrictions on transferability and may contain provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions and we have applied discounts with respect to such restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

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

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include index price, contract duration, dividend and interest rate inputs (including a Berkshire non-performance input) which are observable. However, we believe that the valuation of long-duration options using any model is inherently subjective and, given the lack of observable transactions and prices, acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations, which consider the remaining duration of each contract and assume that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values of the liabilities.

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first six months of 2015 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2014	838,019	(11,680)	826,339	1,226,265,250	(1,409,762)	1,224,855,488
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(14,481)	—	(14,481)	22,142,067	—	22,142,067

Balance at June 30, 2015	823,538	(11,680)	811,858	1,248,407,317	(1,409,762)	1,246,997,555

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,190 shares outstanding as of June 30, 2015 and 1,642,909 shares outstanding as of December 31, 2014. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first six months of 2015.

Notes to Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the six months ending June 30, 2015 and 2014 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Six months ending June 30, 2015
Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732
Other comprehensive income, net before reclassifications	(2,306)	(787)	(6)	(100)	(3,199)
Reclassifications from accumulated other comprehensive income	(127)	—	8	3	(116)

Balance at June 30, 2015	$43,203	$(2,744)	$(1,037)	$(5)	$39,417

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(194)	$—	$—	$—	$(194)
Finance and financial products	(1)	—	—	—	(1)
Other	—	—	15	9	24

Reclassifications before income taxes	(195)	—	15	9	(171)
Applicable income taxes	(68)	—	7	6	(55)

	$(127)	$—	$8	$3	$(116)

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Six months ending June 30, 2014
Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025
Other comprehensive income, net before reclassifications	3,378	247	(31)	(3)	3,591
Reclassifications from accumulated other comprehensive income	(2,242)	47	27	(27)	(2,195)

Balance at June 30, 2014	$45,178	$148	$42	$53	$45,421

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(3,377)	$—	$—	$—	$(3,377)
Finance and financial products	(72)	—	—	—	(72)
Other	—	47	36	(45)	38

Reclassifications before income taxes	(3,449)	47	36	(45)	(3,411)
Applicable income taxes	(1,207)	—	9	(18)	(1,216)

	$(2,242)	$47	$27	$(27)	$(2,195)

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

On November 13, 2014, Berkshire entered into a definitive agreement with The Procter & Gamble Company (“P&G”) whereby it will acquire the Duracell battery business from P&G. Pursuant to the agreement, in exchange for a recapitalized Duracell Company, which will include approximately $1.7 billion in cash at closing, P&G will receive shares of its common stock currently held by Berkshire subsidiaries having a fair value at June 30, 2015 of approximately $4.1 billion. The transaction is currently expected to close in the first quarter of 2016 and is subject to obtaining various regulatory approvals as well as certain other customary closing conditions.

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. On June 30, 2015, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

Note 20. Business segment data

Revenues by segment for the second quarter and first six months of 2015 and 2014 were as follows (in millions).

	Second Quarter		First Six Months
	2015	2014	2015	2014
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$5,619	$5,081	$11,004	$9,965
General Re	1,494	1,610	2,992	3,167
Berkshire Hathaway Reinsurance Group	1,978	1,583	3,425	3,605
Berkshire Hathaway Primary Group	1,309	1,049	2,519	2,002
Investment income	1,338	1,501	2,428	2,452

Total insurance group	11,738	10,824	22,368	21,191
BNSF	5,369	5,735	10,971	11,182
Berkshire Hathaway Energy	4,543	4,185	8,874	8,491
McLane Company	12,293	11,722	23,936	22,176
Manufacturing	9,524	9,613	18,387	18,254
Service and retailing	6,294	3,605	10,815	6,963
Finance and financial products	1,799	1,642	3,353	3,077

	51,560	47,326	98,704	91,334

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	188	2,521	1,603	3,888
Eliminations and other	(380)	(85)	(295)	(7)

	$51,368	$49,762	$100,012	$95,215

Notes to Consolidated Financial Statements (Continued)

Note 20. Business segment data (Continued)

Earnings before income taxes by segment for the second quarter and first six months of 2015 and 2014 were as follows (in millions).

	Second Quarter		First Six Months
	2015	2014	2015	2014
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$53	$393	$213	$746
General Re	107	116	60	196
Berkshire Hathaway Reinsurance Group	(411)	(9)	48	174
Berkshire Hathaway Primary Group	203	137	378	236
Investment income	1,334	1,498	2,421	2,444

Total insurance group	1,286	2,135	3,120	3,796
BNSF	1,536	1,472	3,208	2,641
Berkshire Hathaway Energy	649	578	1,245	1,197
McLane Company	147	126	278	241
Manufacturing	1,393	1,369	2,598	2,437
Service and retailing	498	453	882	740
Finance and financial products	550	422	994	794

	6,059	6,555	12,325	11,846
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	188	2,521	1,603	3,888
Interest expense, not allocated to segments	(189)	(77)	(308)	(154)
Eliminations and other	(212)	(83)	(127)	(66)

	$5,846	$8,916	$13,493	$15,514

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Insurance – underwriting	$(38)	$411	$442	$872
Insurance – investment income	977	1,131	1,852	1,851
Railroad	963	916	2,008	1,640
Utilities and energy	502	375	923	827
Manufacturing, service and retailing	1,309	1,264	2,432	2,197
Finance and financial products	370	280	659	518
Investment and derivative gains/losses	123	2,064	1,043	3,236
Other	(193)	(46)	(182)	(41)

Net earnings attributable to Berkshire Hathaway shareholders	$4,013	$6,395	$9,177	$11,100

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the chief executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 20 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance businesses generated after-tax losses from underwriting in the second quarter of $38 million and after-tax earnings in the first six months of 2015 of $442 million, representing declines from the corresponding 2014 periods. Underwriting results in the second quarter and first six months of 2015 of GEICO and BHRG declined significantly from 2014. Our railroad business generated higher after-tax earnings in 2015 compared to 2014. Results in 2015 were positively impacted by improved service levels and lower fuel and other operating expenses as compared to 2014, partially offset by softening demand during the second quarter. Our utility and energy business produced increased after-tax earnings in the first six months of 2015. Earnings in 2015 benefitted from the inclusion of AltaLink (acquired in December 2014) and an overall lower effective income tax rate. After-tax earnings from our manufacturing, service and retailing businesses in the first six months of 2015 increased 11% in the aggregate over the first six months of 2014, reflecting the impact of business acquisitions and an overall earnings increase in our building products businesses.

After-tax investment and derivative gains/losses in the second quarter and first six months of 2015 were $123 million and $1.04 billion, respectively, compared to $2.06 billion in the second quarter and $3.24 billion in the first six months of 2014. In 2015, after-tax gains from investments declined approximately $1.7 billion in the second quarter and $2.7 billion in the first six months as compared to 2014. The declines reflected the impact of after-tax gains recorded in 2014 (approximately $1.1 billion in the second quarter and $2.0 billion in the first six months) related to the exchanges of Phillips 66 and Graham Holdings Company common stocks for a specified subsidiary of each of those companies, as well as lower investment gains in 2015 from other investment dispositions. In 2015, derivative contracts produced after-tax losses of $113 million in the second quarter and after-tax gains of $744 million for the first six months. In 2014, after-tax gains from our derivatives contracts were $101 million in the second quarter and $254 million in the first six months. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property/casualty, life and health risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have assumed in their own insuring activities. Our insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. We define pre-tax losses in excess of $100 million from a single event or series of related events as significant. In the second quarter and first six months of 2015, we had one significant catastrophe loss ($115 million). In the first six months of 2014, there were no significant catastrophe losses. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time. Unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings.

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

	Second Quarter		First Six Months
	2015	2014	2015	2014
Underwriting gain (loss) attributable to:
GEICO	$53	$393	$213	$746
General Re	107	116	60	196
Berkshire Hathaway Reinsurance Group	(411)	(9)	48	174
Berkshire Hathaway Primary Group	203	137	378	236

Pre-tax underwriting gain (loss)	(48)	637	699	1,352
Income taxes and noncontrolling interests	(10)	226	257	480

Net underwriting gain (loss)	$(38)	$411	$442	$872

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

	Second Quarter				First Six Months
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,591		$4,996		$11,477		$10,335

Premiums earned	$5,619	100.0	$5,081	100.0	$11,004	100.0	$9,965	100.0

Losses and loss adjustment expenses	4,699	83.6	3,881	76.4	9,015	81.9	7,582	76.1
Underwriting expenses	867	15.4	807	15.9	1,776	16.1	1,637	16.4

Total losses and expenses	5,566	99.0	4,688	92.3	10,791	98.0	9,219	92.5

Pre-tax underwriting gain	$53		$393		$213		$746

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the second quarter and first six months of 2015 increased 11.9% and 11.0%, respectively, over premiums written in the comparable 2014 periods. Premiums earned in the second quarter of 2015 were $5.6 billion, an increase of $538 million (10.6%) over 2014 and in the first six months were $11.0 billion, an increase of $1,039 million (10.4%) over 2014. These increases reflected an increase in voluntary auto policies-in-force of 6.5% and increased average premiums per policy of approximately 3.7% over the past twelve months. Voluntary auto new business sales in the first six months of 2015 exceeded the first six months of 2014 by 2.3%. Over the first six months of 2015, voluntary auto policies-in-force increased by 526,000 policies.

In the second quarter and first six months of 2015, our pre-tax underwriting gains were $53 million and $213 million, respectively, representing declines of $340 million and $533 million, respectively, versus the comparable periods in 2014. In the first quarter Report, we indicated we experienced increases in claims frequencies and severities in several of our major coverages. Those trends continued during the second quarter. Our loss ratio, which is the ratio of losses and loss adjustment expenses incurred to premiums earned, for the second quarter and first six months of 2015 was 83.6% and 81.9%, respectively, as compared to 76.4% and 76.1% in the comparable 2014 periods. As a result, we are implementing premium rate increases as needed.

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2015 were $4.7 billion and $9.0 billion, respectively, representing increases of $818 million (21.1%) and $1,433 million (18.9%), respectively, over the corresponding 2014 periods. Claims frequencies in the first six months of 2015 increased over 2014 in all major coverages, including collision coverage (three to four percent range), property damage and bodily injury coverages (five to six percent range) and personal injury protection (PIP) coverage (one to two percent range). Average claims severities were also higher in the first six months of 2015 for property damage and collision coverages (four to five percent range), bodily injury coverage (six to seven percent range) and PIP coverage (two to four percent range). Underwriting expenses in the second quarter and first six months of 2015 exceeded expenses in the corresponding 2014 periods by $60 million (7.4%) and $139 million (8.5%), respectively. The increases were primarily attributable to costs incurred to generate the increase in policies-in-force, as well as increases in certain other operating expenses.

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

	Premiums written				Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Property/casualty	$496	$635	$1,679	$2,040	$706	$799	$1,436	$1,587	$88	$70	$74	$171
Life/health	785	806	1,552	1,572	788	811	1,556	1,580	19	46	(14)	25

	$1,281	$1,441	$3,231	$3,612	$1,494	$1,610	$2,992	$3,167	$107	$116	$60	$196

Property/casualty

In the second quarter and first six months of 2015, property/casualty premiums written declined $139 million (22%) and $361 million (18%), respectively, while premiums earned decreased $93 million (12%) and $151 million (10%), respectively, compared to 2014. Adjusting for changes in foreign currency exchange rates, premiums written in the second quarter and first six months of 2015 declined $117 million (18%) and $177 million (9%), respectively, while premiums earned decreased $25 million (3%) and $13 million (1%), respectively, compared to 2014. Our premium volume declined in both the direct and broker markets worldwide. Insurance industry capacity remains high and price competition in most property/casualty reinsurance markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write more business when more appropriate prices can be attained relative to the risks assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

In the second quarter and first six months of 2015, our property/casualty business produced aggregate pre-tax underwriting gains of $88 million and $74 million, respectively, compared to gains of $70 million and $171 million in the second quarter and the first six months of 2014, respectively. In the first six months of 2015, our property business generated pre-tax underwriting gains of $99 million compared to $198 million in the first six months of 2014. The comparative decrease in property underwriting gains was driven by an increase in current accident year reported losses. The results in both years benefitted from reductions of estimated losses for prior years’ exposures. There were no major catastrophe events during the first six months of 2015 or 2014. The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results.

In the first six months of 2015 and 2014, our casualty/workers’ compensation business produced pre-tax underwriting losses of $25 million and $27 million, respectively. Underwriting results included gains from reductions of estimated losses on prior years’ business of $106 million and $121 million in the first six months of 2015 and 2014, respectively, which includes recurring charges for discount accretion on workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Life/health

In the second quarter and first six months of 2015, life/health premiums earned decreased $23 million (3%) and $24 million (2%), respectively, compared to 2014. Adjusting for changes in foreign currency exchange rates, premiums earned in 2015 increased $47 million (6%) in the second quarter and $109 million (7%) in the first six months compared to 2014. In 2015, life business increased across a number of non-U.S. markets, particularly in Canada and Asia as compared to 2014.

Our life/health business produced aggregate pre-tax underwriting gains of $19 million in the second quarter and losses of $14 million in the first six months of 2015 compared to gains of $46 million and $25 million in the second quarter and first six months of 2014, respectively. In 2015, we experienced greater than expected loss activity from our North America operations. In addition, our international underwriting results were adversely affected in 2015 by foreign exchange losses and an increase in liabilities for life benefits as a result of the reduction of certain discount rates. Underwriting results for both years also reflected charges attributable to discount accretion on U.S. long-term care liabilities.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide, including property catastrophe insurance and reinsurance. The timing and magnitude of catastrophe losses can produce extraordinary volatility in the periodic underwriting results. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events arising under property/casualty coverages. BHRG also writes life reinsurance and annuity insurance and reinsurance contracts. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums written				Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Property/casualty	$675	$1,118	$2,049	$2,520	$911	$883	$1,827	$2,087	$(137)	$198	$394	$489
Retroactive reinsurance	3	1	3	226	3	1	3	226	(131)	(108)	(257)	(161)
Life and annuity	1,064	699	1,595	1,292	1,064	699	1,595	1,292	(143)	(99)	(89)	(154)

	$1,742	$1,818	$3,647	$4,038	$1,978	$1,583	$3,425	$3,605	$(411)	$(9)	$48	$174

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

Premiums written in the second quarter and first six months of 2015 declined $443 million (40%) and $471 million (19%), respectively, compared to the same periods in 2014. Premiums earned in the first six months of 2015 declined 12% versus 2014. Approximately 37% of year-to-date property/casualty premiums written in 2015 were attributable to three contracts. Our volume remains constrained for most property/casualty coverages, and for property catastrophe coverages in particular, as rates, in our view, are generally inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. In the third quarter of 2015, a new 10-year 20% quota-share contract with Insurance Australia Group Ltd. (“IAG”) will become effective. In its most recently published financial statements for the six months ending December 31, 2014, IAG reported gross written premiums of approximately 5.6 billion Australian Dollars

The property/casualty business generated pre-tax underwriting losses in 2015 of $137 million in the second quarter and pre-tax gains of $394 million in the first six months. In April 2015, we incurred losses of approximately $115 million from a storm loss in Australia. In the first six months of 2014, there were no significant catastrophe losses. Underwriting results in 2015 also included foreign currency transaction losses of $167 million in the second quarter, which offset $167 million of gains in the first quarter. In the first six months of 2014, foreign currency transaction losses were $99 million. These foreign currency transaction gains and losses relate to reinsurance liabilities of certain of our domestic insurance subsidiaries which are denominated in foreign currencies (primarily arising under retroactive reinsurance contracts). In the first six months of 2015 and 2014, underwriting results included gains from the reduction of prior years’ estimated loss reserves.

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

Pre-tax underwriting losses from retroactive contracts in the first six months of 2015 were $257 million compared to $161 million in 2014. There were no significant increases or decreases to estimated ultimate losses related to prior years’ contracts during the first six months of 2015. The increase in underwriting losses in 2015 was primarily related to amortization of deferred charges on contracts written in the last half of 2014 and from the impact of gains in the first quarter of 2014 from the commutations of two contracts. Gross unpaid losses from retroactive reinsurance contracts were approximately $23.4 billion at June 30, 2015 and $24.3 billion at December 31, 2014. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.4 billion at June 30, 2015 and $7.7 billion at December 31, 2014. As previously indicated, the amortization of deferred charge balances will be charged to pre-tax earnings in the future.

Life and annuity

Life and annuity premiums written and earned in the second quarter and first six months of 2015 were $1,064 million and $1,595 million, respectively, or increases of $365 million (52%) and $303 million (23%), respectively, over the corresponding 2014 periods. The increases were primarily attributable to an annuity reinsurance contract written in the second quarter of 2015, for which we received an upfront premium of approximately $425 million. Annuity payments under this contract are not expected to begin for several years. Otherwise, during the first six months of 2015, premiums from life reinsurance contracts and structured settlement annuities declined as compared to the same period in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life and annuity (Continued)

In the second quarter and first six months of 2015, the life and annuity business produced pre-tax underwriting losses of $143 million and $89 million, respectively, compared to pre-tax losses of $99 million in the second quarter and $154 million in the first six months of 2014. Structured settlement and traditional periodic payment annuity reinsurance contracts produced pre-tax underwriting losses of $164 million in the second quarter and $153 million in the first six months of 2015, compared to losses of $91 million in the second quarter and $165 million in the first six months of 2014. The losses related to these contracts included foreign currency transaction losses of $92 million in the second quarter and $7 million in the first six months of 2015, compared to losses of $29 million in the second quarter and $40 million in the first six months of 2014. Generally, all of the premiums under our structured settlement and annuity reinsurance contracts are received at inception and payments to policyholders are made over time, often extending for decades. The liabilities recorded for such contracts are discounted and the periodic underwriting results include the recurring impact of the accretion of the discounted liabilities. Aggregate annuity liabilities were approximately $8.2 billion at June 30, 2015 and $7.1 billion at December 31, 2014.

In the first six months of 2015, our life and annuity business generated pre-tax gains from variable annuity guarantee contracts of $132 million compared to pre-tax losses of $35 million in the first six months of 2014. The gains in 2015 were primarily attributable to the impacts of higher equity markets and interest rates which resulted in reductions of our liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in investment markets, which impact the underlying insured exposures. These gains were partially offset by underwriting losses from our life reinsurance contracts, which were primarily due to losses in connection with business that was terminated.

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

Premiums earned in the first six months of 2015 and 2014 aggregated $2.5 billion and $2.0 billion, respectively. The increase was primarily attributable to volume increases from BH Specialty, NICO Primary, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $378 million in the first six months of 2015 and $236 million in 2014. Loss ratios for this group were 58% in the first six months of 2015 and 61% in 2014. Overall, the claim environment in recent years has been favorable. However, these primary insurers write primarily liability and workers’ compensation coverage, and related claims settlements may occur over lengthy time periods. It should not be assumed that the current claim experience, loss ratios or favorable underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Investment income before taxes and noncontrolling interests	$1,334	$1,498	$2,421	$2,444
Income taxes and noncontrolling interests	357	367	569	593

Net investment income	$977	$1,131	$1,852	$1,851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the second quarter and first six months of 2015 was $1,334 million and $2,421 million, respectively, or decreases of $164 million (11%) and $23 million (1%) from the same periods in 2014. The decrease in the second quarter was primarily attributable to declines in dividends earned from common stocks and from interest earned on fixed maturity investments, which more than offset the impact of dividends earned from our investment in Restaurant Brands International, Inc. 9% Preferred Stock ($3 billion stated value). Our insurance businesses continue to hold significant cash and cash equivalent balances (approximately $42.8 billion as of June 30, 2015) earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $85.1 billion at June 30, 2015 and $84.0 billion at December 31, 2014.

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in The Dow Chemical Company, Bank of America Corporation and Restaurant Brands International, Inc. See Note 6 to the accompanying Consolidated Financial Statements. Amounts are in millions.

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$42,778	$42,760
Equity securities	110,159	114,876
Fixed maturity securities	24,859	26,010
Other investments	16,183	16,346

	$193,979	$199,992

Fixed maturity securities held by our insurance businesses as of June 30, 2015 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,615	$16	$3,631
States, municipalities and political subdivisions	1,622	81	1,703
Foreign governments	10,135	219	10,354
Corporate bonds, investment grade	5,309	523	5,832
Corporate bonds, non-investment grade	1,509	377	1,886
Mortgage-backed securities	1,286	167	1,453

	$23,476	$1,383	$24,859

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

Railroad (“BNSF”)

Burlington Northern Santa Fe Corporation (“BNSF”) operates one of the largest railroad systems in North America with approximately 32,500 route miles of track in 28 states and also operates in three Canadian provinces. BNSF’s major business groups are classified by type of product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized in the table that follows (in millions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

	Second Quarter		First Six Months
	2015	2014	2015	2014
Revenues	$5,369	$5,735	$10,971	$11,182

Operating expenses:
Compensation and benefits	1,268	1,234	2,606	2,452
Fuel	697	1,156	1,410	2,315
Purchased services	628	634	1,276	1,287
Depreciation and amortization	489	523	985	1,038
Equipment rents, materials and other	523	510	1,041	1,047

Total operating expenses	3,605	4,057	7,318	8,139
Interest expense	228	206	445	402

	3,833	4,263	7,763	8,541

Pre-tax earnings	1,536	1,472	3,208	2,641
Income taxes	573	556	1,200	1,001

Net earnings	$963	$916	$2,008	$1,640

Consolidated revenues in the second quarter and first six months of 2015 were approximately $5.4 billion and $11.0 billion, respectively, representing decreases of $366 million (6%) and $211 million (2%), respectively, compared to 2014. The overall year-to-date decline in freight revenues reflected lower average revenue per car/unit (3%) and relatively flat volumes. The decrease in average revenue per car/unit was driven by lower fuel surcharges of $666 million (45%), partially offset by increased rate per car/unit and changes in business mix. Pre-tax earnings in the second quarter and first six months of 2015 were $1.5 billion and $3.2 billion, respectively, which increased $64 million (4%) and $567 million (21%), respectively, over 2014. Results in the second quarter and the first six months of 2015 benefitted from improved operating performance. However, during 2015, we have experienced softening of demand for energy related products, which has negatively impacted freight volumes.

Our operating performance in 2014 was substandard as we experienced significant service related challenges over most of the year. We attribute the operational improvements in 2015 to capacity added through capital investments for line expansion, system improvement projects, additional equipment, new employee hires and other operational initiatives, as well as from more favorable winter weather conditions. Overall, our average train speeds and our on-time performance in 2015 improved considerably over 2014.

In the second quarter and first six months of 2015, freight revenues from industrial products were $1.4 billion and $2.8 billion, respectively, which decreased 10% and 4%, from the comparable 2014 periods. The declines reflected lower volumes (7% in the second quarter and 2% for the first six months) primarily due to the impact of lower crude oil prices, which resulted in lower freight volume for petroleum products and frac sand.

Freight revenues from agricultural products decreased 5% to approximately $0.9 billion for the second quarter of 2015, reflecting a 3% decrease in volumes attributable to stronger global competition for export grains and lower demand for fertilizer, partially offset by increased shipments of domestic grains. Agricultural products revenues increased 7% to approximately $2.1 billion for the first six months of 2015, primarily due to a 6% increase in volume.

Freight revenues from coal during the second quarter and first six months of 2015 decreased 8% to $1.1 billion and 2% to $2.4 billion, respectively, compared to the corresponding 2014 periods. In 2015, coal volumes decreased 1% in the second quarter but increased 3% for the first six months versus the corresponding 2014 periods.

Freight revenues from consumer products during the second quarter of 2015 were $1.7 billion, a decline of 6% from 2014 and for the first six months were $3.2 billion, a decline of 8% from 2014. Revenues in the first six months of 2015 reflected a 4% decline in year-to-date international intermodal volume attributable to diversions of freight from U.S. West Coast ports to other import gateways as a result of the port productivity slow-down from port labor disruptions in the first quarter of 2015. In the second quarter of 2015, we experienced increased volumes, as port productivity improvements allowed the backlog to clear.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

Operating expenses in the second quarter and first six months of 2015 were $3.6 billion and $7.3 billion, decreases of $452 million (11%) and $821 million (10%), respectively, compared to the same periods of 2014. In the second quarter and first six months of 2015, operating expenses as a percentage of revenues declined 3.6 percentage points to 67.1% and 6.1 percentage points to 66.7%, respectively, compared to 2014. Compensation and benefits expenses increased $34 million (3%) for the second quarter and $154 million (6%) for the first six months of 2015 compared to the same periods of the prior year, primarily due to increased employment levels and wage rates. Fuel expenses declined $459 million (40%) for the second quarter and $905 million (39%) for the first six months of 2015 as compared with the same periods in the prior year due to significantly lower average fuel prices and improved fuel efficiency. In the second quarter and first six months of 2015, depreciation and amortization expense declined $34 million (7%) and $53 million (5%), respectively, compared to the same periods of the prior year, as a result of lower capitalized software amortization expenses, partially offset by increased depreciation expense on increased levels of railroad assets in service.

Interest expense in the second quarter and first six months of 2015 was $228 million and $445 million, respectively, representing increases of $22 million (11%), and $43 million (11%), respectively, compared to 2014. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. The increased interest expense in 2015 resulted from higher average outstanding debt.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are currently comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. BHE acquired AltaLink, L.P. (“AltaLink”), a regulated electricity transmission-only business in Alberta, Canada, on December 1, 2014. AltaLink’s revenues and earnings in 2015 are included in other energy businesses. In addition, BHE also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and one of the largest franchise networks in the United States. Revenues and earnings of BHE are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2015	2014	2015	2014	2015	2014	2015	2014
PacifiCorp	$1,282	$1,261	$248	$269	$2,545	$2,568	$445	$492
MidAmerican Energy Company	803	789	82	17	1,777	2,033	163	143
NV Energy	842	808	120	121	1,558	1,451	189	164
Northern Powergrid	264	323	97	141	588	641	257	285
Natural gas pipelines	211	229	40	14	545	618	225	228
Other energy businesses	381	155	102	68	651	202	134	57
Real estate brokerage	760	620	87	53	1,210	978	86	40

	$4,543	$4,185			$8,874	$8,491

Earnings before corporate interest and income taxes (“EBIT”)			776	683			1,499	1,409
Corporate interest			127	105			254	212
Income taxes and noncontrolling interests			147	203			322	370

Net earnings attributable to Berkshire Hathaway shareholders			$502	$375			$923	$827

PacifiCorp

PacifiCorp operates an electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the second quarter and first six months of 2015 were $1.28 billion and $2.55 billion, respectively, representing a slight increase over the second quarter and a slight decrease from the first six months of 2014. In 2015, PacifiCorp generated higher retail revenues, primarily attributable to higher rates, and lower wholesale and other revenues, principally due to lower renewable energy credit revenue and lower wholesale volumes. In 2015, PacifiCorp’s EBIT declined $21 million (8%) in the second quarter and $47 million (10%) in the first six months from the comparable 2014 periods. In the first six months of 2015, the decline reflected an increase in depreciation and amortization expense ($24 million) due to increased plant-in-service and lower allowances for equity funds used during construction ($11 million), partially offset by higher margins ($23 million). In addition, EBIT in 2014 included recognition of expected insurance recoveries on fire claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

MEC

MEC operates an electric and natural gas utility primarily in Iowa and Illinois. In 2015, MEC’s revenues increased $14 million (2%) in the second quarter and declined $256 million (13%) for the first six months from the comparable 2014 periods. In 2015, MEC’s regulated natural gas revenues declined ($25 million in the second quarter and $241 million for the first six months), and regulated electric operating revenues increased ($35 million in the second quarter and $11 million for the first six months). The declines in regulated natural gas revenues were primarily due to lower average per-unit cost of gas sold in 2015 ($34 million in the second quarter and $228 million for the first six months) which were offset in cost of sales. The increases in regulated electric revenues were primarily due to higher retail rates in Iowa and increases in cost-based adjustment clause recoveries, partially offset by lower volumes. The increase in Iowa regulated electric rates reflects higher retail rates and changes in rate structure approved in August 2014, which results in a greater differential between higher rates from June to September and lower rates in the remaining months.

MEC’s EBIT in the second quarter and first six months of 2015 increased $65 million (382%) and $20 million (14%), respectively, as compared to 2014. The increases derived primarily from regulated electric, which produced EBIT increases of $60 million in the second quarter and $30 million in the first six months. Regulated electric results in the 2015 periods benefitted from the aforementioned changes in Iowa rates and rate structure, lower maintenance from planned major outages in 2014 at fossil fuel generation facilities ($21 million in the second quarter and first six months) and lower fuel and purchased power costs ($16 million in the second quarter and $40 million in the first six months), partially offset by increased depreciation and amortization expense ($13 million in the second quarter and $28 million in the first six months) from additional plant-in-service.

NV Energy

NV Energy operates electric and natural gas utilities in Nevada. NV Energy’s revenues in the second quarter and first six months of 2015 were $842 million and $1,558 million, respectively, representing increases of $34 million (4%) and $107 million (7%), respectively, over 2014. The increases were due primarily to higher regulated retail electric revenues reflecting increased customers and average regulated rates. EBIT in 2015 for the second quarter was relatively unchanged and for the first six months increased $25 million (15%) compared to 2014. The increase in EBIT in 2015 was attributable to the increase in electric revenues, partially offset by increased energy costs ($23 million in the second quarter and $63 million in the first six months). NV Energy’s revenues and EBIT are normally higher in the second and third quarters due to higher electric consumption in certain of its service territories.

Northern Powergrid

Northern Powergrid’s revenues declined $59 million (18%) in the second quarter and $53 million (8%) in the first six months of 2015 versus the corresponding 2014 periods. In 2015, revenues were reduced by the impact of foreign currency translation ($26 million in the second quarter and $56 million in the first six months). In addition, distribution revenues declined in the second quarter, reflecting the impact of the new price control period effective April 1, 2015. In 2015, Northern Powergrid’s EBIT declined $44 million (31%) in the second quarter and $28 million (10%) in the first six months compared to 2014. EBIT in 2015 was negatively impacted by foreign currency translation, lower second quarter distribution revenues and higher distribution-related costs.

Natural Gas Pipelines

Natural gas pipeline revenues in the second quarter and first six months of 2015 declined $18 million (8%) and $73 million (12%), respectively. These revenue declines were primarily due to lower gas sales related to system balancing activities. In 2015, natural gas pipeline EBIT increased $26 million (186%) in the second quarter and were relatively unchanged in the first six months as compared to 2014. The increase in second quarter EBIT was primarily due to lower losses on gas sales as result of system balancing activities, which were unusually high in 2014 due to weather.

Other energy businesses

Revenues from other energy businesses in the second quarter and first six months of 2015 included $163 million and $301 million, respectively, from AltaLink. EBIT of AltaLink in the second quarter and first six months of 2015 were $44 million and $80 million, respectively. Revenues of other energy businesses, excluding AltaLink, increased $63 million (41%) in the second quarter and $148 million (73%) in the first six months of 2015 as compared to 2014. EBIT of businesses other than AltaLink decreased $10 million (15%) and $3 million (5%), respectively, versus 2014. The comparative increases in revenues were primarily attributable to increases in solar capacity placed in service. However, EBIT in 2015 from these businesses declined as the increases in revenues were more than offset by higher depreciation and other operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Real estate brokerage

Real estate brokerage revenues in the second quarter and first six months of 2015 increased 23% and 24%, respectively, compared to 2014, reflecting an increase in closed transactions, an increase in average home prices and the impact of business acquisitions in 2014. Real estate brokerage activities generated increased EBIT of $34 million in the second quarter and $46 million for the first six months of 2015 compared to 2014, reflecting the increases in revenues.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. In 2015, corporate interest expense increased due to borrowings in connection with the AltaLink acquisition. BHE’s effective income tax rate for the first six months was 16.5% in 2015 and 22.1% in 2014. In each period, BHE’s utility subsidiaries recognized significant production tax credits from wind-powered electricity generation placed in service. In addition, earnings of Northern Powergrid and AltaLink are taxed at lower statutory rates in the U.K. and Canada, respectively, compared to the statutory tax rate in the U.S.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2015	2014	2015	2014	2015	2014	2015	2014
McLane Company	$12,293	$11,722	$147	$126	$23,936	$22,176	$278	$241
Manufacturing	9,524	9,613	1,393	1,369	18,387	18,254	2,598	2,437
Service and retailing	6,294	3,605	498	453	10,815	6,963	882	740

	$28,111	$24,940			$53,138	$47,393

Pre-tax earnings			2,038	1,948			3,758	3,418
Income taxes and noncontrolling interests			729	684			1,326	1,221

			$1,309	$1,264			$2,432	$2,197

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

Revenues for the second quarter and first six months of 2015 were $12.3 billion and $23.9 billion, respectively, representing increases of $571 million (5%) and $1.76 billion (8%), respectively, over 2014. These increases reflected revenue growth in the grocery and foodservice operations.

Pre-tax earnings in the second quarter and first six months of 2015 were $147 million and $278 million, respectively, increases of $21 million (17%) and $37 million (15%), respectively, over 2014. The ratio of pre-tax earnings to revenues in the first six months of 2015 was approximately 1.16% versus 1.09% in 2014. Pre-tax earnings in 2015 included a gain of $19 million from the sale of a subsidiary in the second quarter. Otherwise, operating results in 2015 reflected increased earnings in the grocery division, partially offset by lower earnings in the foodservice operations.

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

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2015	2014	2015	2014	2015	2014	2015	2014
Industrial and end-user products	$5,754	$5,905	$937	$968	$11,280	$11,269	$1,797	$1,786
Building products	2,710	2,651	341	294	5,037	4,884	571	439
Apparel	1,060	1,057	115	107	2,070	2,101	230	212

	$9,524	$9,613	$1,393	$1,369	$18,387	$18,254	$2,598	$2,437

Aggregate revenues of our manufacturers were $9.5 billion and $18.4 billion in the second quarter and first six months of 2015, respectively, which were relatively unchanged from the corresponding 2014 periods. Pre-tax earnings in 2015 of these businesses were $1.4 billion in the second quarter, a slight increase over 2014 and $2.6 billion in the first six months, an increase of $161 million (7%) versus 2014.

Revenues and pre-tax earnings of our industrial and end-user products businesses declined $151 million (3%) and $31 million (3%), respectively, in the second quarter of 2015 from 2014, while revenues and pre-tax earnings increased slightly for the first six months as compared to 2014. In the second quarter of 2015, several of these manufacturers experienced lower revenue growth or revenue declines, attributable to softer demand, particularly related to customers in the oil and gas industry, and the impact of a stronger U.S. Dollar.

Lubrizol’s revenues in the second quarter of 2015 declined 2% to $1.8 billion, and for the first six months increased 1% to $3.6 billion. In 2015, Lubrizol experienced lower sales volumes and prices in certain legacy product lines and unfavorable foreign currency translation effects due to the strengthening of the U.S. Dollar, which offset the impact of bolt-on acquisitions completed in 2014. Lubrizol’s pre-tax earnings in the second quarter of 2015 decreased 3% and in the first six months of 2015 increased 8% as compared to 2014. Earnings for the first six months of 2015 were favorably impacted by bolt-on acquisitions and lower average raw material costs due primarily to lower oil prices, partially offset by the effects of unfavorable foreign currency translation and the aforementioned reductions in sales volumes and prices.

Forest River’s revenues in the second quarter of 2015 increased 6% to $1.14 billion, while revenues in the first six months increased 10% to $2.2 billion as compared to 2014. The revenue increases were driven by increased unit sales and changes in product mix. Pre-tax earnings in the second quarter of 2015 were relatively unchanged while earnings in the first six months increased 10% over 2014. The comparative increase in second quarter sales in 2015 was substantially offset by higher material and overhead costs.

In 2015, IMC revenues declined 9% in the second quarter and 7% for the first six months compared to the same periods in 2014. IMC pre-tax earnings declined 6% in the second quarter and 11% in the first six months. The declines were primarily due to the impact of unfavorable foreign currency translation effects, which more than offset the impact of bolt-on acquisitions.

Marmon’s manufacturing revenues were $1.5 billion and $2.9 billion in the second quarter and first six months of 2015, respectively, representing decreases of $50 million (3%) and $49 million (2%), respectively, compared to the same periods in 2014. Revenues in 2015 were negatively impacted by lower metals prices, weaker demand for retail store fixtures and other merchandising solutions, declines in mining, agriculture and construction markets, coupled with unfavorable foreign currency effects. These revenue decreases were partially offset by strong commercial truck and trailer demand, growth in China and U.S. residential water treatment markets and the impact of recent bolt-on acquisitions in the water treatment and retail products sectors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Marmon’s manufacturing pre-tax earnings were relatively unchanged in the second quarter and increased $13 million (4%) in the first six months of 2015 over earnings in the comparable 2014 periods. Despite the negative impact of the aforementioned reductions in revenues, earnings increased in both our Engineered Components and Retail Technologies companies. Earnings as a percentage of sales in the first six months of 2015 were 12.6% compared to 12.0% in the prior year. This increase reflected our continued focus on niche markets, product/service innovation and improvement in operating efficiencies and productivity, which included restructuring actions taken in our beverage dispensing and merchandising businesses and tubing, fittings and wire products businesses during the last six months of 2014.

Revenues in the second quarter and first six months of 2015 from our building products businesses were approximately $2.7 billion and $5.0 billion, respectively, representing increases of 2% and 3%, respectively, over 2014. Pre-tax earnings of the building products businesses in 2015 increased 16% in the second quarter and 30% in the first six months compared to 2014. Most of the comparative increase in first six months earnings was generated by our flooring business (Shaw) and by our insulation and roofing businesses (Johns Manville). In 2015, these businesses generally benefitted from increased revenues and lower raw material and energy costs.

Apparel revenues in the second quarter and first six months of 2015 were $1.1 billion and $2.1 billion, respectively, relatively unchanged from 2014. Pre-tax earnings in 2015 increased 7% in the second quarter and 8% in the first six months as compared to 2014. In 2015, earnings of our apparel businesses benefitted from ongoing restructuring initiatives which contributed to improved operating margins.

Service and retailing

Our service and retailing businesses are engaged in various service-related activities, and sell various products through wholesale distribution or retail channels. These businesses include NetJets, a leading provider of fractional ownership programs for general aviation aircraft; FlightSafety, a provider of high technology training to operators of aircraft; TTI, an electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,500 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group (“BH Media”), which includes the Omaha World-Herald, as well as numerous other daily newspapers and other publications; WPLG (acquired June 30, 2014), which operates a television station in Miami, Florida; and Charter Brokerage, a leading third party logistics provider to the petroleum and chemical industries (acquired December 12, 2014).

Our service and retailing businesses also include: four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, which makes and sells confectionary products though its retail stores and quantity order centers; Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties. In the first quarter of 2015, we acquired The Van Tuyl Group (now named Berkshire Hathaway Automotive or “BHA”) which included 81 auto dealerships located in 10 states. BHA sells new and pre-owned automobiles and offers repair and other related services and products, and includes two related insurance businesses, two auto auctions and a manufacturer of automotive fluid maintenance products. On April 30, 2015, we acquired Detlev Louis Motorad (“DLM”), a retailer of motorcycle accessories based in Germany.

Service and retailing revenues in the second quarter and first six months of 2015 were $6.3 billion and $10.8 billion, respectively, representing increases of approximately $2.7 billion (75%) and $3.9 billion (55%), respectively, compared to 2014. In 2015, the revenue increases reflected the impact of the BHA and DLM acquisitions, which from their respective acquisition dates contributed revenues of approximately $2.4 billion in the second quarter and $3.4 billion in the first six months. In 2015, we also experienced increased revenues from TTI (5% in the second quarter and 8% in the first six months), NetJets (16% in the second quarter and 6% in the first six months) and our home furnishings retailers (29% in the second quarter and 20% in the first six months).

TTI’s revenue increases were attributable to higher sales volume and bolt-on acquisitions, partially offset by foreign currency translation effects of a stronger U.S. Dollar. The increases in NetJets’ revenues was attributable to a 62% year-to-date increase in aircraft sales, partially offset by lower flight operations revenues, which were primarily due to lower fuel cost recoveries and unfavorable foreign currency effects. The decline in NetJets’ fuel surcharge revenue was substantially offset by lower fuel expense resulting in a minimal impact on earnings. The increases in revenues from home furnishings retailers were driven by Nebraska Furniture Mart, which opened a new store in a suburb of Dallas, Texas in March 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service and retailing (Continued)

Service and retailing pre-tax earnings in the second quarter and first six months of 2015 were $498 million and $882 million, respectively, representing increases of $45 million (10%) and $142 million (19%), respectively, compared to 2014. The increases reflected the impact of the BHA and DLM acquisitions, which contributed pre-tax earnings of $47 million in the second quarter and $99 million for the first six months. Our home furnishings retailers generated increases in pre-tax earnings of 43% in the second quarter and 10% for the first six months, primarily due to the impact of the new Nebraska Furniture Mart store and increased earnings from Jordan’s. TTI’s earnings in 2015 were relatively unchanged from 2014. NetJets’ earnings in 2015 declined 17% in the second quarter and increased 14% for the first six months compared to 2014. In the second quarter of 2015, NetJets incurred increased non-fuel flight operation costs and other general and administrative expenses, including fees to cancel certain aircraft purchases.

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

	Second Quarter		First Six Months
	2015	2014	2015	2014
Manufactured housing and finance	$177	$144	$326	$259
Transportation equipment leasing	215	198	420	380
Other	158	80	248	155

Pre-tax earnings	550	422	994	794
Income taxes and noncontrolling interests	180	142	335	276

	$370	$280	$659	$518

Clayton Homes’ pre-tax earnings in the second quarter and first six months of 2015 increased $33 million (23%) and $67 million (26%), respectively, compared to 2014. Revenues in the second quarter and first six months of 2015 increased 6% and 7%, respectively, over the comparable 2014 periods, primarily due to increases in home unit sales. Earnings in 2015 continued to benefit from lower interest expense on borrowings, increased home sales and improved manufacturing results. The decline in interest expense was primarily due to lower rates and to a lesser extent lower average balances. In addition, operating results in 2015 continue to benefit from relatively low delinquency rates and lower loss rates on foreclosures. As of June 30, 2015, approximately 96% of the aggregate installment loans were current in terms of payment status. Traditional single family housing markets receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Despite this competitive disadvantage, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably.

Transportation equipment leasing revenues in the second quarter and first six months of 2015 increased 2% and 5%, respectively, over revenues in the comparable 2014 periods. The increases reflected increased rail car lease rates, a larger fleet of North American tank cars, higher volumes in our Australian crane business attributable to the ramp up of additional long-term maintenance and logistics contract work, and increased gains on sales of trailers. These increases were partially offset by unfavorable foreign currency exchange effects attributable to a stronger U.S. Dollar and lower volumes in our North American crane business due to declines in oil drilling in that region.

Pre-tax earnings in the second quarter and first six months of 2015 from our transportation equipment leasing businesses were $215 million and $420 million, respectively, representing increases of $17 million (9%) and $40 million (11%), respectively, over 2014. Earnings in 2015, as a percentage of sales, increased to 34.9% from 32.7% in the second quarter and to 34.5% from 32.8% in the first six months compared to the comparable 2014 periods. In both the second quarter and first six months of 2015, higher earnings reflect the positive impact of the revenue growth discussed above, which more than offset the unfavorable foreign currency impact and higher railcar repair costs and warranty costs. A significant portion of the costs of these businesses, such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Other earnings from finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. The increases in other earnings in the second quarter and first six months of 2015 as compared to 2014, were primarily attributable to income from investment securities. Year-to-date earnings from our investment in Berkadia were $49 million in 2015 and $40 million in 2014. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund installment loans made by Clayton Homes and debt guarantee fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guarantee fees and interest rate spreads charged to Clayton Homes and NetJets for the first six months of 2015 and 2014 aggregated $32 million and $36 million, respectively.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Investment gains/losses	$362	$2,366	$459	$3,516
Other-than-temporary impairments	—	—	—	(19)
Derivative gains/losses	(174)	155	1,144	391

Gains/losses before income taxes and noncontrolling interests	188	2,521	1,603	3,888
Income taxes and noncontrolling interests	65	457	560	652

Net gains/losses	$123	$2,064	$1,043	$3,236

Investment gains/losses arise primarily from the sale, redemption, or exchange of investments or when investments are carried at fair value with the periodic changes in fair values recorded in earnings. The timing of gains or losses can have a material effect on periodic earnings. Investment gains and losses included in earnings usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Pre-tax investment gains in the second quarter and first six months of 2015 declined approximately $2.0 billion and $3.06 billion, respectively, from the corresponding 2014 periods. Investment gains in the second quarter and first six months of 2014 included $1.1 billion and $2.1 billion, respectively, realized in connection with the exchanges of shares of Phillips 66 and Graham Holdings Company common stock for 100% of the common stock of a specified subsidiary of each of those companies. The exchange transactions were structured as tax-free reorganizations under the Internal Revenue Code. As a result, no income taxes are payable on the excess of the fair value of the Phillips 66 and Graham Holdings Company shares exchanged and the tax-basis cost of those shares.

In the third quarter of 2015, we expect to recognize a non-cash, pre-tax holding gain related to our investment in Kraft Heinz common stock of approximately $7 billion. In connection with its acquisition of Kraft Foods, Kraft Heinz issued new shares of its common stock in exchange for the outstanding shares of Kraft common stock, thus reducing Berkshire’s ownership interest in Kraft Heinz by approximately 50%. Under the equity method of accounting, such transactions are treated by the investor as if it sold a portion of its interests. For additional information see Note 7 to our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Other-than-temporary impairment (“OTTI”) charges in the first six months of 2015 and 2014 were not significant. Although we have periodically recorded OTTI charges in earnings in past years, we continue to hold some of those securities. If the market values of those investments increase following the date OTTI charges are recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and ultimately sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of June 30, 2015, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were $1.1 billion. We concluded that as of that date, such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses represent the changes in fair value of our remaining credit default contract and our equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets.

In 2015, derivative contracts produced pre-tax losses of $174 million in the second quarter and pre-tax gains of $1.14 billion in the first six months compared to pre-tax gains in 2014 of $155 million in the second quarter and $391 million in the first six months. In the first six months of 2015, the gains were primarily related to equity index put option contracts, while in 2014 the gains related to our credit default contract exposures were partially offset by losses under equity index put option contracts.

In 2015, equity index put option contracts produced a pre-tax loss of $138 million in the second quarter and a pre-tax gain of $1.2 billion in the first six months. In 2014, equity index put option contracts produced a pre-tax gain of $65 million in the second quarter and a pre-tax loss of $67 million in the first six months. In the first six months of 2015, the gain was attributable to generally higher index values, a stronger U.S. Dollar and increased interest rates. Overall, these factors contributed to the reduction in the fair values of our liabilities over the first six months of 2015. As of June 30, 2015, the intrinsic values of these contracts were $846 million and our recorded liabilities at fair value were approximately $3.4 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, and will be based on the intrinsic value, as defined under the contracts, as of those dates.

Other

Corporate income and expenses not allocated to operating businesses includes our investments in Kraft Heinz which generated after-tax earnings of $50 million and $200 million in the second quarter and first six months of 2015, respectively, compared to $116 million and $293 million, respectively, in the corresponding periods of 2014. Also included in other earnings are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2015 was $246.0 billion, an increase of $5.9 billion since December 31, 2014. Our net earnings in the first six months of 2015 were $9.2 billion, which were partially offset by losses in other comprehensive income primarily related to changes in unrealized investment appreciation and foreign currency translation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

At June 30, 2015, insurance and other businesses held cash and cash equivalents of $60.4 billion, and investments (excluding our investments in Kraft Heinz) of $154.2 billion. We used approximately $4.5 billion in cash in the first six months of 2015 to fund business acquisitions. On July 1, 2015, Berkshire used cash of approximately $5.3 billion to acquire additional shares of Kraft Heinz common stock. The funds were used by Kraft Heinz to fund a portion of the cash consideration paid to Kraft shareholders in connection with its acquisition of Kraft. Our various insurance and non-insurance businesses continued to generate significant cash flows from operations. In the first quarter of 2015, Berkshire Hathaway parent company issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. During the first quarter of 2015, parent company debt of $1.7 billion matured and was repaid.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program in the first six months of 2015.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first six months of 2015, aggregate capital expenditures of these businesses were approximately $5.1 billion, including $2.6 billion by BHE and $2.5 billion by BNSF. BNSF and BHE forecast additional aggregate capital expenditures of approximately $6.8 billion for the remainder of 2015. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In 2015, BNSF issued $1.5 billion of senior unsecured debentures, consisting of $500 million of 3.0% debentures due in 2025 and $1.0 billion of 4.15% debentures due in 2045. BNSF also issued $500 million of amortizing debt with a final maturity date of 2028, which is secured with locomotives. BNSF’s outstanding debt was approximately $20.9 billion as of June 30, 2015. Outstanding borrowings of BHE and its subsidiaries were approximately $36.4 billion as of June 30, 2015, which excludes borrowings from Berkshire insurance subsidiaries. BNSF and BHE aggregate debt and capital lease maturities over the remainder of 2015 are $757 million. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BHE or BNSF or any of their subsidiaries.

Finance and financial products assets were approximately $38.3 billion as of June 30, 2015, an increase of approximately $4.8 billion since December 31, 2014, which was primarily attributable to an increase in equity securities. Assets of these businesses consisted primarily of loans and finance receivables, cash and cash equivalents, and sizable portfolios of fixed maturity and equity securities and various types of equipment and furniture held for lease.

Finance and financial products liabilities were approximately $17.9 billion as of June 30, 2015, a decrease of $968 million since December 31, 2014. The decline was principally due to a decline in fair values of derivative contracts. Notes payable and other borrowings were approximately $12.6 billion as of June 30, 2015, a decline of $173 million compared to year-end 2014. As of June 30, 2015, notes payable included $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2015, $1.0 billion of BHFC debt matured and at that time BHFC issued $1.0 billion of new floating rate senior notes of which $400 million matures in 2017 and $600 million matures in 2018. The proceeds from the BHFC notes are used to fund loans originated and acquired by Clayton Homes. An additional $500 million of BHFC senior notes mature in December 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations (Continued)

In the first six months of 2015, we issued new term debt through the Berkshire parent company and various subsidiaries. Future payments of principal and interest related to such borrowings are summarized as follows (in millions): 2015-$71; 2016 and 2017-$755; 2018 and 2019-$942; and after 2019-$8,814. Reference is also made to Note 19 to the accompanying Consolidated Financial Statements. Except as otherwise noted herein, our contractual obligations as of June 30, 2015 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our Consolidated Balance Sheet as of June 30, 2015 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $71.7 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet includes goodwill of acquired businesses of $62.8 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2014. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of June 30, 2015 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2015, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first six months of 2015.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the six-month periods ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: August 7, 2015	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and Principal Financial Officer