Form 10-Q
period 2015-09-30
BERKSHIRE HATHAWAY INC
filed 2015-11-06
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 30, 2015:

Class A —	811,129
Class B —	1,248,359,021

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$56,166	$57,974
Investments:
Fixed maturity securities	27,119	27,397
Equity securities	106,104	115,529
Other	15,011	16,346
Investments in The Kraft Heinz Company	23,526	11,660
Receivables	24,484	21,852
Inventories	11,995	10,236
Property, plant and equipment	15,465	14,153
Goodwill	37,133	34,959
Other	23,906	23,763

	340,909	333,869

Railroad, Utilities and Energy:
Cash and cash equivalents	4,691	3,001
Property, plant and equipment	118,577	115,054
Goodwill	24,231	24,418
Other	17,445	16,343

	164,944	158,816

Finance and Financial Products:
Cash and cash equivalents	5,403	2,294
Investments in equity and fixed maturity securities	3,040	1,299
Other investments	5,565	5,978
Loans and finance receivables	12,686	12,566
Property, plant and equipment and assets held for lease	9,291	8,037
Goodwill	1,328	1,337
Other	2,302	1,990

	39,615	33,501

	$545,468	$526,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$72,279	$71,477
Unearned premiums	14,254	11,944
Life, annuity and health insurance benefits	14,266	13,261
Accounts payable, accruals and other liabilities	24,573	23,307
Notes payable and other borrowings	14,556	11,894

	139,928	131,883

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,204	15,595
Notes payable and other borrowings	57,872	55,579

	73,076	71,174

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,964	1,321
Derivative contract liabilities	4,430	4,810
Notes payable and other borrowings	12,483	12,736

	18,877	18,867

Income taxes, principally deferred	62,266	61,235

Total liabilities	294,147	283,159

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,610	35,573
Accumulated other comprehensive income	32,203	42,732
Retained earnings	182,225	163,620
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	248,283	240,170
Noncontrolling interests	3,038	2,857

Total shareholders’ equity	251,321	243,027

	$545,468	$526,186

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$10,514	$12,717	$30,454	$31,456
Sales and service revenues	27,436	25,078	80,169	72,252
Interest, dividend and other investment income	1,132	1,171	3,758	3,909
Investment gains/losses	8,339	(376)	8,571	3,049

	47,421	38,590	122,952	110,666

Railroad, Utilities and Energy:
Revenues	10,697	10,697	30,454	30,296

Finance and Financial Products:
Sales and service revenues	1,379	1,322	3,984	3,732
Interest, dividend and other investment income	329	332	1,077	999
Investment gains/losses	(73)	—	154	72
Derivative gains/losses	(764)	258	380	649

	871	1,912	5,595	5,452

	58,989	51,199	159,001	146,414

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,831	8,791	19,524	19,923
Life, annuity and health insurance benefits	1,165	1,355	4,083	3,844
Insurance underwriting expenses	1,875	1,596	5,505	5,361
Cost of sales and services	22,297	20,410	65,145	58,610
Selling, general and administrative expenses	3,721	2,991	10,177	8,845
Interest expense	88	109	449	323

	35,977	35,252	104,883	96,906

Railroad, Utilities and Energy:
Cost of sales and operating expenses	7,018	7,383	20,985	21,957
Interest expense	672	597	1,957	1,753

	7,690	7,980	22,942	23,710

Finance and Financial Products:
Cost of sales and services	736	713	2,134	2,043
Selling, general and administrative expenses	409	393	1,176	1,144
Interest expense	105	111	301	347

	1,250	1,217	3,611	3,534

	44,917	44,449	131,436	124,150

Earnings before income taxes	14,072	6,750	27,565	22,264
Income tax expense	4,545	2,029	8,698	6,312

Net earnings	9,527	4,721	18,867	15,952
Less: Earnings attributable to noncontrolling interests	99	104	262	235

Net earnings attributable to Berkshire Hathaway shareholders	$9,428	$4,617	$18,605	$15,717

Average common shares outstanding *	1,643,316	1,642,558	1,643,118	1,643,657
Net earnings per share attributable to Berkshire Hathaway shareholders *	$5,737	$2,811	$11,323	$9,562

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net earnings	$9,527	$4,721	$18,867	$15,952

Other comprehensive income:
Net change in unrealized appreciation of investments	(8,623)	(601)	(12,185)	4,629
Applicable income taxes	2,957	174	4,237	(1,662)
Reclassification of investment appreciation in net earnings	(1,586)	417	(1,781)	(3,032)
Applicable income taxes	555	(146)	623	1,061
Foreign currency translation	(716)	(1,226)	(1,499)	(846)
Applicable income taxes	(11)	101	(30)	31
Prior service cost and actuarial gains/losses of defined benefit pension plans	247	39	252	30
Applicable income taxes	(85)	(7)	(87)	(2)
Other, net	(4)	2	(104)	(27)

Other comprehensive income, net	(7,266)	(1,247)	(10,574)	182

Comprehensive income	2,261	3,474	8,293	16,134
Comprehensive income attributable to noncontrolling interests	47	92	217	256

Comprehensive income attributable to Berkshire Hathaway shareholders	$2,214	$3,382	$8,076	$15,878

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2013	$35,480	$44,025	$143,748	$(1,363)	$2,595	$224,485
Net earnings	—	—	15,717	—	235	15,952
Other comprehensive income, net	—	161	—	—	21	182
Issuance (acquisition) of common stock	106	—	—	(400)	—	(294)
Transactions with noncontrolling interests	(18)	—	—	—	(5)	(23)

Balance at September 30, 2014	$35,568	$44,186	$159,465	$(1,763)	$2,846	$240,302

Balance at December 31, 2014	$35,581	$42,732	$163,620	$(1,763)	$2,857	$243,027
Net earnings	—	—	18,605	—	262	18,867
Other comprehensive income, net	—	(10,529)	—	—	(45)	(10,574)
Issuance of common stock	63	—	—	—	—	63
Transactions with noncontrolling interests	(26)	—	—	—	(36)	(62)

Balance at September 30, 2015	$35,618	$32,203	$182,225	$(1,763)	$3,038	$251,321

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Nine Months
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net earnings	$18,867	$15,952
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(8,725)	(3,121)
Depreciation and amortization	5,801	5,436
Other	620	(369)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	1,195	6,731
Deferred charges reinsurance assumed	369	(3,162)
Unearned premiums	2,311	1,982
Receivables and originated loans	(3,021)	(3,061)
Derivative contract assets and liabilities	(296)	(663)
Income taxes	5,954	2,700
Other	1,080	1,732

Net cash flows from operating activities	24,155	24,157

Cash flows from investing activities:
Purchases of fixed maturity securities	(5,365)	(5,775)
Purchases of equity securities	(8,809)	(4,389)
Investments in The Kraft Heinz Company and other investments	(5,258)	—
Sales of fixed maturity securities	791	916
Redemptions and maturities of fixed maturity securities	4,421	4,722
Sales and redemptions of equity securities	5,755	3,803
Purchases of loans and finance receivables	(144)	(162)
Collections of loans and finance receivables	345	770
Acquisitions of businesses, net of cash acquired	(4,802)	(1,069)
Purchases of property, plant and equipment	(11,803)	(10,172)
Other	21	390

Net cash flows from investing activities	(24,848)	(10,966)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	3,271	826
Proceeds from borrowings of railroad, utilities and energy businesses	4,468	4,272
Proceeds from borrowings of finance businesses	998	1,148
Repayments of borrowings of insurance and other businesses	(1,875)	(809)
Repayments of borrowings of railroad, utilities and energy businesses	(1,050)	(1,745)
Repayments of borrowings of finance businesses	(1,254)	(1,488)
Change in short term borrowings, net	(508)	222
Acquisitions of noncontrolling interests	(71)	(1,288)
Other	(181)	38

Net cash flows from financing activities	3,798	1,176

Effects of foreign currency exchange rate changes	(114)	(173)

Increase in cash and cash equivalents	2,991	14,194
Cash and cash equivalents at beginning of year *	63,269	48,186

Cash and cash equivalents at end of third quarter *	$66,260	$62,380

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$57,974	$42,433
Railroad, Utilities and Energy	3,001	3,400
Finance and Financial Products	2,294	2,353

	$63,269	$48,186

End of third quarter—
Insurance and Other	$56,166	$55,834
Railroad, Utilities and Energy	4,691	3,951
Finance and Financial Products	5,403	2,595

	$66,260	$62,380

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Note 2. New accounting pronouncements

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software,” which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. ASU 2015-05 is effective for annual periods beginning after December 15, 2015 and may be adopted prospectively or retrospectively. Early adoption is permitted. In April 2015, the FASB also issued ASU 2015-03 “Interest—Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset. The recognition and measurement guidance for debt issuance costs under current GAAP is not affected by this pronouncement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 and should be adopted retrospectively. Early adoption is permitted. We do not expect that the adoption of ASU 2015-05 and ASU 2015-03 will have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework for accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. In August 2015, the FASB deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are evaluating the effect that the adoption of ASU 2014-09 will have on our Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-09 “Financial Services—Insurance—Disclosures about Short-Duration Contracts,” which requires additional disclosures in annual and interim reporting periods by insurance entities regarding liabilities for unpaid claims and claim adjustment expenses, and any changes in assumptions or methodologies for calculations of such liabilities. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that the adoption of ASU 2015-09 will have on our Consolidated Financial Statements.

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

In the first quarter of 2015, Berkshire acquired controlling interests in the Van Tuyl Group. The Van Tuyl Group (now named Berkshire Hathaway Automotive) included 81 automotive dealerships located in 10 states as well as two related insurance businesses, two auto auctions and a manufacturer of automotive fluid maintenance products. In addition to selling new and pre-owned automobiles, the Berkshire Hathaway Automotive group offers repair and other services and products, including extended warranty services and other automotive protection plans. Consideration paid for the acquisition was $4.1 billion. On December 1, 2014, Berkshire Hathaway Energy Company acquired AltaLink, L.P. (“AltaLink”) for a cash purchase price of C$3.1 billion (approximately $2.7 billion). AltaLink is a regulated electric transmission-only business, headquartered in Calgary, Alberta. The goodwill related to the AltaLink acquisition is not amortizable for income tax purposes, while substantially all of the goodwill related to Berkshire Hathaway Automotive is expected to be amortizable for income tax purposes.

Preliminary fair values of identified assets acquired and liabilities assumed and residual goodwill at their respective acquisition dates are summarized as follows (in millions).

	Berkshire Hathaway Automotive	AltaLink
Cash and investments	$ 1,274	$ 15
Inventories	1,209	—
Property, plant and equipment	1,034	5,610
Goodwill	1,719	1,731
Other assets	1,401	287
Assets acquired	$ 6,637	$ 7,643

Accounts payable, accruals and other liabilities	$ 1,396	$ 1,064
Notes payable and other borrowings	1,129	3,851
Liabilities assumed	$ 2,525	$ 4,915

Net assets	$ 4,112	$ 2,728

The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2014 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except the per share amount). Pro forma data for the first nine months of 2015 was not materially different from the amounts reflected in the Consolidated Statement of Earnings.

First nine months 2014
Revenues	$153,079
Net earnings attributable to Berkshire Hathaway shareholders	15,838
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	9,636

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2015 and December 31, 2014 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,796	$24	$(1)	$3,819
States, municipalities and political subdivisions	1,788	82	(2)	1,868
Foreign governments	11,415	306	(77)	11,644
Corporate bonds	7,359	778	(21)	8,116
Mortgage-backed securities	1,526	191	(4)	1,713

	$25,884	$1,381	$(105)	$27,160

December 31, 2014
U.S. Treasury, U.S. government corporations and agencies	$2,921	$14	$(5)	$2,930
States, municipalities and political subdivisions	1,820	93	(1)	1,912
Foreign governments	12,023	373	(126)	12,270
Corporate bonds	7,704	1,072	(5)	8,771
Mortgage-backed securities	1,555	202	(4)	1,753

	$26,023	$1,754	$(141)	$27,636

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2015	December 31, 2014
Insurance and other	$27,119	$27,397
Finance and financial products	41	239

	$27,160	$27,636

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2015, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 75% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia, Canada or The Netherlands. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $10 million as of September 30, 2015 and $15 million as of December 31, 2014.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2015 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$8,103	$11,635	$1,897	$2,723	$1,526	$25,884
Fair value	8,112	12,134	2,024	3,177	1,713	27,160

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of September 30, 2015 and December 31, 2014 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015 *
Banks, insurance and finance	$21,587	$27,358	$(86)	$48,859
Consumer products	6,893	16,620	(5)	23,508
Commercial, industrial and other	34,567	6,243	(2,889)	37,921

	$63,047	$50,221	$(2,980)	$110,288

*	Approximately 58% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $11.2 billion; Wells Fargo & Company – $25.2 billion; International Business Machines Corporation (“IBM”) – $11.7 billion; and The Coca-Cola Company – $16.0 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014 *
Banks, insurance and finance	$22,495	$33,170	$—	$55,665
Consumer products	6,951	18,389	(1)	25,339
Commercial, industrial and other	28,924	8,578	(1,036)	36,466

	$58,370	$60,137	$(1,037)	$117,470

*	Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $14.1 billion; Wells Fargo & Company – $26.5 billion; International Business Machines Corporation (“IBM”) – $12.3 billion; and The Coca-Cola Company – $16.9 billion).

As of September 30, 2015 and December 31, 2014, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of September 30, 2015 and December 31, 2014, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $204 million and $65 million, respectively. Unrealized losses at September 30, 2015 included approximately $2.0 billion related to our investment in IBM common stock, which represented 15% of our cost. IBM continues to be profitable and generate significant cash flows. We currently have no intention of disposing of our investment in IBM common stock. We expect that the fair value of our investment in IBM common stock will recover and ultimately exceed our cost.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2015	December 31, 2014
Insurance and other	$106,104	$115,529
Railroad, utilities and energy *	1,185	881
Finance and financial products	2,999	1,060

	$110,288	$117,470

*	Included in other assets.

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

	Cost		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Insurance and other	$9,970	$9,970	$15,011	$16,346
Finance and financial products	3,052	3,052	5,565	5,978

	$13,022	$13,022	$20,576	$22,324

We own $2.1 billion liquidation amount of Wrigley preferred stock that was acquired in conjunction with the Mars Incorporated (“Mars”) acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at 5% per annum and is subject to certain put and call arrangements during 2016 for up to 50% of our original investment. Beginning in 2021, our then outstanding investment will be subject to annual put and call arrangements. The redemption amounts under the put and call arrangements will be based upon the earnings of Wrigley.

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

We own 50,000 shares of 6% Non-Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) with a liquidation value of $100,000 per share and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”). The BAC Preferred may be redeemed at the option of BAC beginning on May 7, 2019 at a redemption price of $105,000 per share (or $5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share).

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

Note 7. Investments in The Kraft Heinz Company (formerly H.J. Heinz Holding Corporation)

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, H.J. Heinz Holding Corporation (“Heinz Holding”), acquired H.J. Heinz Company (“Heinz”). Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire Heinz. Heinz is one of the world’s leading marketers and producers of healthy, convenient and affordable foods specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is comprised of a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta, infant foods, Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées and T.G.I. Friday’s® snacks.

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

Notes to Consolidated Financial Statements (Continued)

Note 7. Investments in The Kraft Heinz Company (formerly H.J. Heinz Holding Corporation) (Continued)

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

On July 1, 2015, Berkshire acquired 262.9 million shares of newly issued common stock of Heinz Holding for $5.26 billion and 3G acquired 237.1 million shares of newly issued common stock for $4.74 billion. Immediately thereafter, Heinz Holding executed a reverse stock split at a rate of 0.443332 of a share for each share. Upon completion of these transactions, Berkshire owned approximately 325.4 million shares of Heinz Holding common stock, or 52.5% of the then outstanding shares. The merger transaction closed on July 2, 2015, at which time Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”) and Kraft Heinz issued approximately 593 million new shares of its common stock to the former Kraft shareholders. Following the issuance of these additional shares, Berkshire and 3G owned approximately 51% of the outstanding Kraft Heinz common stock, with Berkshire owning approximately 26.8% and 3G owning 24.2%. Our investments in Kraft Heinz are summarized as follows (in millions).

	Carrying Value
	September 30, 2015	December 31, 2014
Common stock	$15,816	$3,950
Preferred Stock	7,710	7,710

	$23,526	$11,660

We account for our investment in the common stock of Kraft Heinz on the equity method. We include our proportionate share of net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income. We account for our investment in the Preferred Stock as an equity investment and it is carried at cost in our Consolidated Balance Sheets. Dividends earned on the Preferred Stock and our share of net earnings or loss attributable to common stockholders are included in interest, dividend and other investment income in our Consolidated Statements of Earnings.

As previously discussed, the issuance of new common stock by Kraft Heinz for Kraft common stock reduced our ownership of Kraft Heinz from approximately 52.5% to 26.8%. Under the equity method of accounting, the issuance of shares by an investee is accounted for by the investor as if the investor had sold a proportionate share of its investment. As a result, we recorded a non-cash pre-tax holding gain of approximately $6.8 billion in the third quarter of 2015, representing the excess of the fair value of Kraft Heinz common stock at the date of the merger over our carrying value associated with the reduction in our ownership of Kraft Heinz.

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

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	September 27, 2015	December 28, 2014
Assets	$121,792	$36,535
Liabilities	54,433	20,850

	Third quarter		First nine months
	2015	2014	2015	2014
Sales	$6,120	$2,594	$11,214	$8,123

Net earnings (loss)	$(123)	$172	$(11)	$494
Preferred Stock dividends	(180)	(180)	(540)	(540)

Net loss attributable to common shareholders	$(303)	$(8)	$(551)	$(46)

Net earnings attributable to Berkshire Hathaway Shareholders *	$115	$198	$315	$491

*	Includes dividends earned on Preferred Stock and Berkshire’s share of net loss attributable to Kraft Heinz common shareholders, net of applicable income taxes.

Notes to Consolidated Financial Statements (Continued)

Note 8. Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Fixed maturity securities —
Gross gains	$6	$4	$88	$233
Gross losses	(44)	(25)	(128)	(73)
Equity securities —
Gross gains	8,407	354	8,855	3,749
Gross losses	(75)	(38)	(95)	(41)
OTTI losses	(26)	(678)	(26)	(697)
Other	(2)	7	31	(50)

	$8,266	$(376)	$8,725	$3,121

Investment gains in the third quarter and first nine months of 2015 included a non-cash holding gain of approximately $6.8 billion in connection with our investment in Kraft Heinz common stock (see Note 7). Gains from equity securities during the first nine months of 2014 included non-cash holding gains of approximately $2.1 billion from the exchange of Phillips 66 (“PSX”) common stock in connection with the acquisition of Phillips Specialty Products Inc. (subsequently renamed Lubrizol Specialty Products Inc. (“LSPI”)) and the exchange of Graham Holding Company (“GHC”) common stock for WPLG, Inc. (“WPLG”). The PSX/LSPI exchange was completed on February 25, 2014 and the GHC/WPLG exchange was completed on June 30, 2014. These holding gains represented the excess of the respective fair value of the net assets of LSPI and WPLG received over the respective cost basis of the PSX and GHC shares exchanged. In 2014, we recorded an OTTI charge of $678 million related to our investment in equity securities of Tesco PLC.

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2015	December 31, 2014
Insurance premiums receivable	$9,354	$7,914
Reinsurance recoverable on unpaid losses	3,373	3,116
Trade and other receivables	12,085	11,133
Allowances for uncollectible accounts	(328)	(311)

	$24,484	$21,852

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	September 30, 2015	December 31, 2014
Loans and finance receivables before allowances and discounts	$13,123	$13,150
Allowances for uncollectible loans	(195)	(303)
Unamortized acquisition discounts	(242)	(281)

	$12,686	$12,566

Notes to Consolidated Financial Statements (Continued)

Note 9. Receivables (Continued)

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for the first nine months of 2015 and 2014 were $119 million and $143 million, respectively. Loan charge-offs, net of recoveries, for the first nine months of 2015 and 2014 were $136 million and $157 million, respectively. In 2015, we reclassified $93 million of allowances for uncollectible loans and related installment loan receivables that were in-substance foreclosures or repossessions to other assets. The reclassifications had no impact on earnings or cash flows. At September 30, 2015, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2015, approximately 99% of the loan balances were determined to be performing and approximately 95% of the loan balances were current as to payment status.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2015	December 31, 2014
Raw materials	$ 1,838	$ 1,881
Work in process and other	856	850
Finished manufactured goods	3,503	3,333
Goods acquired for resale	5,798	4,172

	$11,995	$10,236

Note 11. Property, plant and equipment and assets held for lease

Property, plant and equipment of our insurance and other businesses is summarized below (in millions).

	Range of estimated useful life	September 30, 2015	December 31, 2014
Land	—	$ 1,614	$ 1,171
Buildings and improvements	2 – 40 years	7,250	6,600
Machinery and equipment	3 – 25 years	16,673	16,413
Furniture, fixtures and other	2 – 18 years	3,812	3,136

		29,349	27,320
Accumulated depreciation		(13,884)	(13,167)

		$ 15,465	$ 14,153

Depreciation expense of insurance and other businesses for the first nine months of 2015 and 2014 was $1,240 million and $1,202 million, respectively.

Property, plant and equipment of our railroad and our utilities and energy businesses is summarized below (in millions).

	Range of estimated useful life	September 30, 2015	December 31, 2014
Railroad:
Land	—	$ 6,031	$ 5,983
Track structure and other roadway	7 – 100 years	44,902	42,588
Locomotives, freight cars and other equipment	6 – 40 years	10,866	9,493
Construction in progress	—	1,257	1,292
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	67,044	64,645
Interstate pipeline assets	3 – 80 years	6,761	6,660
Independent power plants and other assets	3 – 30 years	5,574	5,035
Construction in progress	—	4,160	5,194

		146,595	140,890
Accumulated depreciation		(28,018)	(25,836)

		$ 118,577	$ 115,054

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment and assets held for lease (Continued)

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first nine months of 2015 and 2014 was $3,276 million and $2,932 million, respectively.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Range of estimated useful life	September 30, 2015	December 31, 2014
Assets held for lease	5 – 30 years	$ 11,222	$ 9,810
Land	—	221	227
Buildings, machinery and other	3 – 50 years	1,170	1,179

		12,613	11,216
Accumulated depreciation		(3,322)	(3,179)

		$ 9,291	$ 8,037

Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture. Depreciation expense of the finance and financial products businesses for the first nine months of 2015 and 2014 was $447 million in each period.

Note 12. Goodwill and other intangible assets

The change in the carrying value of goodwill for the first nine months of 2015 and the year ended December 31, 2014 is summarized as follows (in millions).

	September 30, 2015	December 31, 2014
Balance at beginning of year	$ 60,714	$57,011
Acquisitions of businesses	2,388	4,006
Other, including foreign currency translation	(410)	(303)

Balance at end of period	$ 62,692	$60,714

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	September 30, 2015		December 31, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$14,783	$5,243	$13,714	$4,476
Railroad, utilities and energy	885	225	2,254	1,551

	$15,668	$5,468	$15,968	$6,027

Trademarks and trade names	$ 3,054	$ 742	$ 3,117	$ 599
Patents and technology	4,225	1,992	5,425	3,133
Customer relationships	5,510	2,041	5,603	1,768
Other	2,879	693	1,823	527

	$15,668	$5,468	$15,968	$ 6,027

In the first nine months of 2015 and 2014, amortization expense was $837 million and $854 million, respectively. Intangible assets with indefinite lives as of September 30, 2015 and December 31, 2014 were $3,140 million and $2,586 million, respectively.

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

	September 30, 2015			December 31, 2014
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$4,188	$28,239	(1)	$4,560	$29,469	(1)
Credit default	242	7,792	(2)	250	7,792	(2)

	$4,430			$4,810

(1)	Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.
(2)	Represents the aggregate undiscounted amounts payable under the contracts assuming all underlying issuers default and the residual value of the specified obligations is zero.

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains/losses included in our Consolidated Statements of Earnings for the third quarter and first nine months of 2015 and 2014 follows (in millions).

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Equity index put options	$(802)	$223	$371	$156
Credit default	38	35	9	492
Other, principally interest rate and foreign currency	—	—	—	1

	$(764)	$258	$380	$649

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

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.4 billion at September 30, 2015 and at December 31, 2014. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 5.2 years at September 30, 2015.

Our remaining credit default contract was written in 2008 and relates to approximately 500 zero-coupon municipal debt issues with maturities ranging from 2019 to 2054. The underlying debt issues had a weighted average maturity of approximately 16 years on September 30, 2015. Pursuant to the contract terms, future loss payments are required in the event of non-payment by the issuer and non-performance by the primary financial guarantee insurers under their contracts with the issuers. Payments under our contract, if any, are not required prior to the maturity dates of the underlying obligations. The premium was received at the inception of this contract and therefore we have no counterparty credit risk.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2015 and December 31, 2014, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $109 million and $108 million as of September 30, 2015 and December 31, 2014, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $257 million and $230 million as of September 30, 2015 and December 31, 2014, respectively. Unrealized gains and losses on contracts of our regulated utilities that are probable of recovery or refund through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2015 and 2014 is presented in the following table (in millions).

	First Nine Months
	2015	2014
Cash paid during the period for:
Income taxes	$ 2,575	$ 3,201
Interest:
Insurance and other businesses	312	321
Railroad, utilities and energy businesses	2,043	1,864
Finance and financial products businesses	274	332
Non-cash investing and financing activities:
Equity securities exchanged in connection with business acquisitions	—	2,478
Liabilities assumed in connection with business acquisitions	2,792	1,459
Treasury stock acquired in connection with business acquisition	—	400

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2015.

	Weighted Average Interest Rate	September 30, 2015	December 31, 2014
Insurance and other:
Issued by Berkshire due 2015-2047	2.2%	$ 9,903	$ 8,354
Short-term subsidiary borrowings	1.8%	1,909	839
Other subsidiary borrowings due 2015-2044	6.0%	2,744	2,701

		$14,556	$ 11,894

In March 2015, Berkshire issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. In February 2015, $1.7 billion of Berkshire senior notes matured.

	Weighted Average Interest Rate	September 30, 2015	December 31, 2014
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$ 7,860	$ 7,860
Subsidiary and other debt due 2015-2064	4.9%	28,130	28,439
Issued by BNSF due 2015-2097	4.9%	21,882	19,280

		$57,872	$ 55,579

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In the first nine months of 2015, BNSF issued $2.5 billion of senior unsecured debentures consisting of $850 million of debentures due in 2025 and $1.65 billion of debentures due in 2045. These senior unsecured debentures have interest rates ranging from 3.0% to 4.7%. In the second quarter of 2015, BNSF issued $500 million of amortizing debt with a final maturity date of 2028, which is secured with locomotives. As of September 30, 2015, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	September 30, 2015	December 31, 2014
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2015-2043	2.7%	$11,178	$11,178
Issued by other subsidiaries due 2015-2036	5.3%	1,305	1,558

		$12,483	$12,736

In January 2015, BHFC issued $1.0 billion of new senior notes consisting of $400 million floating rate senior notes that mature in 2017 and $600 million floating rate senior notes that mature in 2018, which replaced $1.0 billion of senior notes that matured. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of September 30, 2015, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $9.2 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $5.4 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire has guaranteed other subsidiary borrowings, aggregating approximately $3.3 billion at September 30, 2015. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2015 and December 31, 2014 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,819	$3,819	$2,542	$1,277	$—
States, municipalities and political subdivisions	1,868	1,868	—	1,868	—
Foreign governments	11,644	11,644	6,982	4,662	—
Corporate bonds	8,116	8,116	—	8,005	111
Mortgage-backed securities	1,713	1,713	—	1,713	—
Investments in equity securities	110,288	110,288	110,250	37	1
Investment in Kraft Heinz common stock	15,816	22,970	22,970	—	—
Investment in Kraft Heinz Preferred Stock	7,710	8,568	—	—	8,568
Other investments	20,576	20,576	303	—	20,273
Loans and finance receivables	12,686	13,067	—	16	13,051
Derivative contract assets (1)	109	109	—	10	99
Derivative contract liabilities:
Railroad, utilities and energy (1)	257	257	12	196	49
Finance and financial products:
Equity index put options	4,188	4,188	—	—	4,188
Credit default	242	242	—	—	242
Notes payable and other borrowings:
Insurance and other	14,556	14,716	—	14,716	—
Railroad, utilities and energy	57,872	63,044	—	63,044	—
Finance and financial products	12,483	12,918	—	12,433	485
December 31, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,930	$2,930	$2,264	$666	$—
States, municipalities and political subdivisions	1,912	1,912	—	1,912	—
Foreign governments	12,270	12,270	7,981	4,289	—
Corporate bonds	8,771	8,771	—	8,763	8
Mortgage-backed securities	1,753	1,753	—	1,753	—
Investments in equity securities	117,470	117,470	117,424	45	1
Investment in Kraft Heinz Preferred Stock	7,710	8,416	—	—	8,416
Other investments	22,324	22,324	329	—	21,995
Loans and finance receivables	12,566	12,891	—	33	12,858
Derivative contract assets (1)	108	108	1	13	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	230	230	18	169	43
Finance and financial products:
Equity index put options	4,560	4,560	—	—	4,560
Credit default	250	250	—	—	250
Notes payable and other borrowings:
Insurance and other	11,894	12,484	—	12,484	—
Railroad, utilities and energy	55,579	62,802	—	62,802	—
Finance and financial products	12,736	13,417	—	12,846	571

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and it may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ending September 30, 2015 and 2014 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Nine months ending September 30, 2015
Balance at December 31, 2014	$8	$21,996	$(4,759)
Gains (losses) included in:
Earnings	—	—	467
Other comprehensive income	—	(1,722)	(5)
Regulatory assets and liabilities	—	—	(21)
Acquisitions, dispositions and settlements	103	—	(65)
Transfers into/out of Level 3	—	—	3

Balance at September 30, 2015	$111	$20,274	$(4,380)

Nine months ending September 30, 2014
Balance at December 31, 2013	$372	$17,958	$(5,255)
Gains (losses) included in:
Earnings	—	—	644
Other comprehensive income	13	1,228	4
Regulatory assets and liabilities	—	—	(3)
Dispositions and settlements	(1)	—	(1)
Transfers into/out of Level 3	(375)	(6)	(35)

Balance at September 30, 2014	$9	$19,180	$(4,646)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the fair values of derivative contracts and settlement transactions. Substantially all of the gains and losses included in other comprehensive income are included as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in our Consolidated Statements of Comprehensive Income.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Quantitative information as of September 30, 2015, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Inputs	Weighted Average

Other investments:
Preferred stocks	$14,526	Discounted cash flow	Expected duration	7 years

			Discount for transferability restrictions and subordination	134 basis points

Common stock warrants	5,747	Warrant pricing model	Discount for transferability and hedging restrictions	8%

Net derivative liabilities:

Equity index put options	4,188	Option pricing model	Volatility	22%

Credit default	242	Discounted cash flow	Credit spreads	31 basis points

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

Our equity index put option and credit default contracts are illiquid and contain contract terms that are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts and many contracts have relatively long durations. For these and other reasons, we classified these contracts as Level 3. We believe that our valuation methods represent the methods that market participants would use in determining exchange prices with respect to our contracts.

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

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2015 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2014	838,019	(11,680)	826,339	1,226,265,250	(1,409,762)	1,224,855,488
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(15,058)	—	(15,058)	23,255,846	—	23,255,846

Balance at September 30, 2015	822,961	(11,680)	811,281	1,249,521,096	(1,409,762)	1,248,111,334

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,355 shares outstanding as of September 30, 2015 and 1,642,909 shares outstanding as of December 31, 2014. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first nine months of 2015.

Notes to Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the nine months ending September 30, 2015 and 2014 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Nine months ending September 30, 2015
Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732
Other comprehensive income, net before reclassifications	(7,958)	(1,602)	162	(113)	(9,511)
Reclassifications from accumulated other comprehensive income	(1,158)	128	1	11	(1,018)

Balance at September 30, 2015	$36,520	$(3,431)	$(876)	$(10)	$32,203

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(1,695)	$197	$—	$—	$(1,498)
Finance and financial products	(86)	—	—	—	(86)
Other	—	—	2	18	20

Reclassifications before income taxes	(1,781)	197	2	18	(1,564)
Applicable income taxes	(623)	69	1	7	(546)

	$(1,158)	$128	$1	$11	$(1,018)

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Nine months ending September 30, 2014
Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025
Other comprehensive income, net before reclassifications	2,942	(852)	(15)	(5)	2,070
Reclassifications from accumulated other comprehensive income	(1,971)	47	39	(24)	(1,909)

Balance at September 30, 2014	$45,013	$(951)	$70	$54	$44,186

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(2,960)	$—	$—	$—	$(2,960)
Finance and financial products	(72)	—	—	—	(72)
Other	—	47	51	(39)	59

Reclassifications before income taxes	(3,032)	47	51	(39)	(2,973)
Applicable income taxes	(1,061)	—	12	(15)	(1,064)

	$(1,971)	$47	$39	$(24)	$(1,909)

Notes to Consolidated Financial Statements (Continued)

Note 19. Contingencies and Commitments

We are parties in a variety of legal actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not currently believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

On August 8, 2015, Berkshire entered into a definitive agreement with Precision Castparts Corp. (“PCC”) to acquire for $235 per share of common stock in cash, all outstanding PCC shares of common stock, other than the shares we already own (about 2.7 million shares or 1.96%), for aggregate consideration of approximately $31.7 billion. A special meeting of PCC shareholders for the purpose of voting on whether or not to approve the agreement has been scheduled for November 19, 2015. The transaction requires approval by a majority of PCC’s outstanding shares. In addition to the approval of PCC shareholders, the closing of the acquisition is subject to clearance under the Hart-Scott-Rodino (“HSR”) Act and competition clearance in certain foreign jurisdictions. Clearance under the HSR Act was obtained on October 5, 2015. It is expected that the remaining competition clearances will be obtained and that the acquisition will be completed no later than the end of the first quarter of 2016.

PCC is a worldwide, diversified manufacturer of complex metal components and products. It serves the aerospace, power, and general industrial markets. PCC is a market leader in manufacturing complex structural investment castings and forged components for aerospace markets, machined airframe components, and highly engineered, critical fasteners for aerospace applications, and in manufacturing airfoil castings for the aerospace and industrial gas turbine markets. PCC also is a leading producer of titanium and nickel superalloy melted and mill products for the aerospace, chemical processing, oil and gas, and pollution control industries, and manufactures extruded seamless pipe, fittings, and forgings for power generation and oil and gas applications.

On November 13, 2014, Berkshire entered into a definitive agreement with The Procter & Gamble Company (“P&G”) whereby it will acquire the Duracell business from P&G. Duracell is a leading manufacturer of high-performance alkaline batteries and is an innovator in renewable power and wireless charging technologies. Pursuant to the agreement, in exchange for a recapitalized Duracell Company, which will include approximately $1.7 billion in cash at closing, P&G will receive shares of P&G common stock currently held by Berkshire subsidiaries which had a fair value at September 30, 2015 of approximately $3.8 billion. The transaction is currently expected to close in the first quarter of 2016.

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. On September 30, 2015, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

Notes to Consolidated Financial Statements (Continued)

Note 20. Business segment data

Revenues by segment for the third quarter and first nine months of 2015 and 2014 were as follows (in millions).

	Third Quarter		First Nine Months
	2015	2014	2015	2014

Operating Businesses:
Insurance group:
Underwriting:
GEICO	$5,788	$5,203	$16,792	$15,168
General Re	1,405	1,566	4,397	4,733
Berkshire Hathaway Reinsurance Group	1,892	4,809	5,317	8,414
Berkshire Hathaway Primary Group	1,429	1,139	3,948	3,141
Investment income	1,046	957	3,474	3,409

Total insurance group	11,560	13,674	33,928	34,865
BNSF	5,600	5,881	16,571	17,063
Berkshire Hathaway Energy	5,144	4,853	14,018	13,344
McLane Company	12,264	12,151	36,200	34,327
Manufacturing	9,181	9,534	27,568	27,788
Service and retailing	6,151	3,493	16,966	10,456
Finance and financial products	1,725	1,654	5,078	4,731

	51,625	51,240	150,329	142,574

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	7,502	(118)	9,105	3,770
Eliminations and other	(138)	77	(433)	70

	$58,989	$51,199	$159,001	$146,414

Earnings before income taxes by segment for the third quarter and first nine months of 2015 and 2014 were as follows (in millions).

	Third Quarter		First Nine Months
	2015	2014	2015	2014

Operating Businesses:
Insurance group:
Underwriting:
GEICO	$258	$264	$471	$1,010
General Re	(2)	126	58	322
Berkshire Hathaway Reinsurance Group	199	443	247	617
Berkshire Hathaway Primary Group	188	143	566	379
Investment income	1,045	950	3,466	3,394

Total insurance group	1,688	1,926	4,808	5,722
BNSF	1,839	1,654	5,047	4,295
Berkshire Hathaway Energy	1,153	1,051	2,398	2,248
McLane Company	106	120	384	361
Manufacturing	1,259	1,337	3,857	3,774
Service and retailing	378	355	1,260	1,095
Finance and financial products	486	453	1,480	1,247

	6,909	6,896	19,234	18,742

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	7,502	(118)	9,105	3,770
Interest expense, not allocated to segments	(83)	(79)	(391)	(233)
Eliminations and other	(256)	51	(383)	(15)

	$14,072	$6,750	$27,565	$22,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Insurance – underwriting	$414	$629	$856	$1,501
Insurance – investment income	840	811	2,692	2,662
Railroad	1,156	1,035	3,164	2,675
Utilities and energy	786	697	1,709	1,524
Manufacturing, service and retailing	1,177	1,224	3,609	3,421
Finance and financial products	303	297	962	815
Investment and derivative gains/losses	4,877	(107)	5,920	3,129
Other	(125)	31	(307)	(10)

Net earnings attributable to Berkshire Hathaway shareholders	$9,428	$4,617	$18,605	$15,717

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of our operating businesses. Berkshire’s senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the chief executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 20 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance businesses generated after-tax earnings from underwriting of $414 million in the third quarter and $856 million in the first nine months of 2015, representing declines from the corresponding 2014 periods. Underwriting earnings in 2015 of GEICO, BHRG and General Re declined from 2014. Our railroad business generated higher after-tax earnings in 2015 compared to 2014. Results in 2015 were positively impacted by improved service levels and lower fuel costs. Our utilities and energy business produced increased after-tax earnings in the first nine months of 2015. Earnings in 2015 benefitted from the inclusion of AltaLink (acquired in December 2014) and an overall lower effective income tax rate. After-tax earnings from our manufacturing, service and retailing businesses in the first nine months of 2015 increased 5.5% in the aggregate over the first nine months of 2014, although earnings in the third quarter of 2015 declined 4% compared to 2014. In the third quarter of 2015, the positive impacts of business acquisitions and higher earnings in our building products businesses were more than offset by lower earnings from certain of our industrial and end-user businesses and our apparel businesses.

After-tax investment and derivative gains/losses in the third quarter and first nine months of 2015 were $4.9 billion and $5.9 billion, respectively, compared to losses of $107 million in the third quarter and gains of $3.1 billion in the first nine months of 2014. In the third quarter and first nine months of 2015, after-tax gains included a non-cash holding gain of approximately $4.4 billion that was realized in connection with our investment in Kraft Heinz common stock. In the first nine months of 2014, we recorded after-tax gains of approximately $2.0 billion related to the exchanges of Phillips 66 and Graham Holdings Company common stock for a specified subsidiary of each of those companies. In 2015, derivative contracts produced after-tax losses of $517 million in the third quarter and after-tax gains of $227 million for the first nine months. In 2014, after-tax gains from our derivative contracts were $168 million in the third quarter and $422 million in the first nine months. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. We define pre-tax catastrophe losses in excess of $100 million from a single event or series of related events as significant. In the third quarter of 2015, we recorded estimated losses of $130 million in connection with a property loss event in China. In the first nine months of 2014, there were no significant catastrophe losses. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time. Unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax underwriting earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising primarily from the changes in the valuation of non-U.S. Dollar denominated reinsurance assets and liabilities of our U.S.-based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. Currency exchange rates can be volatile and the resulting impact on our underwriting earnings can be relatively significant.

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

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Underwriting gain (loss) attributable to:
GEICO	$258	$264	$471	$1,010
General Re	(2)	126	58	322
Berkshire Hathaway Reinsurance Group	199	443	247	617
Berkshire Hathaway Primary Group	188	143	566	379

Pre-tax underwriting gain	643	976	1,342	2,328
Income taxes and noncontrolling interests	229	347	486	827

Net underwriting gain	$414	$629	$856	$1,501

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

	Third Quarter				First Nine Months
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$6,141		$5,511		$17,618		$15,846

Premiums earned	$5,788	100.0	$5,203	100.0	$16,792	100.0	$15,168	100.0

Losses and loss adjustment expenses	4,658	80.4	4,070	78.2	13,673	81.4	11,652	76.8
Underwriting expenses	872	15.1	869	16.7	2,648	15.8	2,506	16.5

Total losses and expenses	5,530	95.5	4,939	94.9	16,321	97.2	14,158	93.3

Pre-tax underwriting gain	$258		$264		$471		$1,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the third quarter and first nine months of 2015 increased 11.4% and 11.2%, respectively, over premiums written in the comparable 2014 periods. Premiums earned in the third quarter of 2015 were $5.8 billion, an increase of $585 million (11.2%) over 2014 and in the first nine months were $16.8 billion, an increase of $1,624 million (10.7%) over 2014. The increases in premiums reflected growth in voluntary auto policies-in-force (6.1%) and higher average premiums per policy. Voluntary auto new business sales in the first nine months of 2015 exceeded the first nine months of 2014 by 1.5%. Over the first nine months of 2015, our voluntary auto policies-in-force grew by 662,000 policies.

In the third quarter and first nine months of 2015, our pre-tax underwriting gains were $258 million and $471 million, respectively, compared to $264 million and $1,010 million, respectively, in the comparable 2014 periods. In 2015, we are experiencing increases in claims frequencies and severities in several of our major coverages. Our loss ratio, which is the ratio of losses and loss adjustment expenses incurred to premiums earned, for the third quarter and first nine months of 2015 was 80.4% and 81.4%, respectively, as compared to 78.2% and 76.8% in the comparable 2014 periods. As a result, we continue to implement premium rate increases where necessary.

Losses and loss adjustment expenses incurred in the third quarter and first nine months of 2015 were $4.7 billion and $13.7 billion, respectively, representing increases of $588 million (14.4%) and $2,021 million (17.3%), respectively, over the corresponding 2014 periods. Claims frequencies in the first nine months of 2015 increased over 2014 in all major coverages, including property damage and collision coverages (four to six percent range), bodily injury coverage (five to six percent range) and personal injury protection (PIP) coverage (one to two percent range). Average claims severities were also higher in the first nine months of 2015 for property damage and collision coverages (four to five percent range), bodily injury coverage (six to seven percent range) and PIP coverage (two to four percent range).

Underwriting expenses in the third quarter of 2015 were relatively unchanged from the third quarter of 2014, while expenses in the first nine months of 2015 exceeded 2014 by $142 million (5.7%). During 2015, underwriting expenses, most notably advertising and employee-related costs, have grown at a slower rate than premiums. As a result, our expense ratios (underwriting expenses to premiums earned) in 2015 declined 1.6 percentage points in the third quarter and 0.7 percentage points in the first nine months compared to the corresponding 2014 periods.

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

	Premiums written				Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Property/casualty	$628	$756	$2,307	$2,796	$683	$799	$2,119	$2,386	$(9)	$94	$65	$265
Life/health	722	770	2,274	2,342	722	767	2,278	2,347	7	32	(7)	57

	$1,350	$1,526	$4,581	$5,138	$1,405	$1,566	$4,397	$4,733	$(2)	$126	$58	$322

Property/casualty

In the third quarter and first nine months of 2015, property/casualty premiums written declined $128 million (17%) and $489 million (17%), respectively, while premiums earned decreased $116 million (15%) and $267 million (11%), respectively, as compared to 2014. Adjusting for changes in foreign currency exchange rates, premiums written in the third quarter and first nine months of 2015 declined $79 million (10%) and $256 million (9%), respectively, while premiums earned decreased $60 million (8%) and $72 million (3%), respectively, compared to 2014. Our premium volume declined in both the direct and broker markets worldwide. Insurance industry capacity remains high and price competition in most property/casualty reinsurance markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write more business when more appropriate prices can be attained relative to the risks assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

Our property/casualty business produced pre-tax underwriting losses of $9 million in the third quarter and gains of $65 million in the first nine months of 2015 compared to gains of $94 million and $265 million in the third quarter and first nine months of 2014, respectively. In the first nine months of 2015, our property business generated pre-tax underwriting gains of $114 million compared to $330 million in the first nine months of 2014. The comparative decrease in underwriting gains from property business was driven by an increase in the current accident year loss ratio, reflecting a relative increase in reported losses. The property results in 2015 included estimated incurred losses of $44 million from an explosion in Tianjin, China during the third quarter. There were no significant catastrophe losses during the first nine months of 2014. Our property business results in both years benefitted from reductions of estimated losses for prior years’ exposures. The timing and magnitude of catastrophe and large individual losses can produce significant volatility in our periodic underwriting results.

In the first nine months of 2015 and 2014, our casualty/workers’ compensation business produced pre-tax underwriting losses of $49 million and $65 million, respectively. Underwriting results included gains from reductions of estimated losses on prior years’ business of $133 million and $177 million in the first nine months of 2015 and 2014, respectively, which included recurring charges for discount accretion on workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Life/health

In the third quarter and first nine months of 2015, life/health premiums earned decreased $45 million (6%) and $69 million (3%), respectively, compared to 2014. However, adjusting for changes in foreign currency exchange rates, premiums earned in 2015 increased $27 million (4%) in the third quarter and $136 million (6%) in the first nine months as compared to 2014. In 2015, life business increased across a number of non-U.S. markets, particularly in Canada and Asia.

Our life/health business produced aggregate pre-tax underwriting gains of $7 million in the third quarter of 2015 and losses of $7 million in the first nine months compared to gains of $32 million and $57 million in the third quarter and first nine months of 2014, respectively. In 2015, our North American operations experienced greater than expected loss activity in the long-term care business and higher frequency and severity of losses in the individual life business. In addition, our international underwriting results were adversely affected in 2015 by an increase in liabilities for life benefits as a result of the reductions of discount rates. Underwriting results for both years also reflected charges attributable to discount accretion on U.S. long-term care liabilities.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide, including property catastrophe insurance and reinsurance. The timing and magnitude of catastrophe losses can produce extraordinary volatility in the periodic underwriting results. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events arising under property/casualty coverages. In addition, BHRG writes life reinsurance and annuity insurance and reinsurance contracts. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums written				Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Property/casualty	$1,883	$961	$3,932	$3,481	$1,341	$1,022	$3,168	$3,109	$435	$547	$829	$1,036
Retroactive reinsurance	1	3,046	4	3,272	1	3,046	4	3,272	(118)	(109)	(375)	(270)
Life and annuity	550	741	2,145	2,033	550	741	2,145	2,033	(118)	5	(207)	(149)

	$2,434	$4,748	$6,081	$8,786	$1,892	$4,809	$5,317	$8,414	$199	$443	$247	$617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

Premiums written in the third quarter and first nine months of 2015 increased $922 million (96%) and $451 million (13%), respectively, compared to the same periods in 2014. Premiums earned in the third quarter and first nine months of 2015 increased 31% and 2%, respectively, versus 2014. The premium increases were primarily attributable to a new 10-year, 20% quota-share contract with Insurance Australia Group Ltd. (“IAG”), which became effective on July 1, 2015, partially offset by premium declines in property catastrophe, property quota-share and London facilities business. Our premium volume is generally constrained for most property/casualty coverages, and for property catastrophe coverages in particular, as rates, in our view, are generally inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

The property/casualty business generated pre-tax underwriting gains in 2015 of $435 million in the third quarter and $829 million in the first nine months compared to gains of $547 million in the third quarter and $1,036 million in the first nine months of 2014. In the third quarter of 2015, the property/casualty business incurred losses of $86 million from an explosion in Tianjin, China. In the first nine months of 2014, there were no significant catastrophe losses. Underwriting results in 2015 also included foreign currency transaction gains of $165 million in both the third quarter and first nine months of 2015 compared to gains of $227 million in the third quarter and $128 million in the first nine months of 2014. The foreign currency transaction gains relate to periodic revaluation of reinsurance liabilities of certain of our domestic insurance subsidiaries which are denominated in foreign currencies (primarily arising under retroactive reinsurance contracts). Underwriting results in the first nine months of 2015 also reflected lower pre-tax underwriting gains from catastrophe business.

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

Premiums from retroactive reinsurance contracts were not significant in 2015, whereas premiums in the third quarter and first nine months of 2014 included $3 billion from a single contract with Liberty Mutual Insurance Company. Pre-tax underwriting losses from retroactive contracts in the first nine months of 2015 were $375 million compared to $270 million in 2014. The increase in underwriting losses in 2015 was primarily related to amortization of deferred charges on contracts written in the last half of 2014 and from the impact of gains in the first quarter of 2014 from the commutations of two contracts. There were no significant increases or decreases to estimated ultimate losses related to prior years’ contracts during the first nine months of 2015. Gross unpaid losses from retroactive reinsurance contracts were approximately $23.2 billion at September 30, 2015 and $24.3 billion at December 31, 2014. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.3 billion at September 30, 2015 and $7.7 billion at December 31, 2014. As previously indicated, the amortization of deferred charge balances will be charged to earnings in the future.

Life and annuity

Life and annuity premiums written and earned in 2015 declined 26% in the third quarter and increased 6% in the first nine months compared with the same periods of 2014. The increase in year-to-date premiums in 2015 was primarily attributable to an increase in annuity business, which included a reinsurance contract written in the second quarter of 2015 that produced an upfront premium of approximately $425 million. Annuity payments under this contract are not expected to begin for several years. Otherwise, premiums from life reinsurance contracts and structured settlement annuities declined as compared to the same period in 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life and annuity (Continued)

In the third quarter and first nine months of 2015, the aggregate life and annuity business produced pre-tax underwriting losses of $118 million and $207 million, respectively, compared to pre-tax gains of $5 million in the third quarter and pre-tax losses of $149 million in the first nine months of 2014. Structured settlement and periodic payment annuity reinsurance contracts produced pre-tax underwriting losses of $6 million in the third quarter and $159 million in the first nine months of 2015, compared to losses of $12 million in the third quarter and $177 million in the first nine months of 2014. Underwriting results of structured settlement and annuity contracts included foreign currency transaction gains of $60 million in the third quarter and $53 million in the first nine months of 2015, compared to gains of $74 million in the third quarter and $34 million in the first nine months of 2014, which were primarily related to the revaluation of liabilities denominated in foreign currencies. The liabilities recorded for structured settlement and annuity contracts are discounted and the periodic underwriting results include recurring charges for the accretion of the discounted liabilities. Aggregate annuity liabilities were approximately $8.4 billion at September 30, 2015 and $7.1 billion at December 31, 2014.

In the third quarter of 2015, our variable annuity guarantee contracts produced pre-tax underwriting losses of $99 million, which partially offset the $132 million of pre-tax gains generated in the first six months of the year. These contracts generated pre-tax gains of $21 million in the third quarter and losses of $14 million in the first nine months of 2014. The losses in the third quarter of 2015 were primarily attributable to the impacts of lower equity markets and interest rates which resulted in increases of our estimated liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in investment markets, which impact the underlying insured exposures. Pre-tax underwriting losses from life reinsurance business in the first nine months of 2015 were $80 million, which included losses in connection with business that was terminated.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Group, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group (“NICO Primary”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to as Berkshire Hathaway Homestate Companies (“BHHC”), providers of commercial multi-line insurance, including workers’ compensation; Berkshire Hathaway Specialty Insurance (“BH Specialty”), which concentrates on providing large scale insurance solutions for commercial property and casualty risks; Applied Underwriters, a provider of integrated workers’ compensation solutions; Berkshire Hathaway GUARD Insurance Companies (“GUARD”), providers of workers’ compensation and commercial property and casualty insurance coverage to small and mid-sized businesses; and Central States Indemnity Company, a provider of credit and Medicare Supplement insurance.

Premiums earned in the first nine months of 2015 and 2014 aggregated $3.95 billion and $3.14 billion, respectively. The increase was primarily attributable to volume increases from BH Specialty, NICO Primary, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $566 million in the first nine months of 2015 and $379 million in 2014. Loss ratios for this group were 59% in the first nine months of 2015 and 61% in 2014. Overall, the claim environment in recent years has been favorable. However, these primary insurers write primarily liability and workers’ compensation coverage, and related claims settlements may occur over lengthy time periods. It should not be assumed that the current claim experience, loss ratios or favorable underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Investment income before taxes and noncontrolling interests	$1,045	$950	$3,466	$3,394
Income taxes and noncontrolling interests	205	139	774	732

Net investment income	$840	$811	$2,692	$2,662

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the third quarter and first nine months of 2015 increased $95 million (10%) and $72 million (2%), respectively, compared with the same periods in 2014. The increases were primarily attributable to increased dividends earned from common and preferred stocks, which included dividends earned from our investment in Restaurant Brands International, Inc. 9% Preferred Stock ($3 billion stated value), partially offset by lower interest earned on fixed maturity investments. Our insurance businesses continue to hold significant cash and cash equivalent balances (approximately $42.9 billion as of September 30, 2015) earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $86.2 billion at September 30, 2015 and $84.0 billion at December 31, 2014.

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in The Dow Chemical Company, Bank of America Corporation and Restaurant Brands International, Inc. See Note 6 to the accompanying Consolidated Financial Statements. Amounts are in millions.

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$42,868	$ 42,760
Equity securities	105,559	114,876
Fixed maturity securities	24,526	26,010
Other investments	15,011	16,346

	$187,964	$199,992

Fixed maturity securities held by our insurance businesses as of September 30, 2015 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,714	$22	$3,736
States, municipalities and political subdivisions	1,665	79	1,744
Foreign governments	9,474	229	9,703
Corporate bonds, investment grade	5,370	466	5,836
Corporate bonds, non-investment grade	1,666	296	1,962
Mortgage-backed securities	1,363	182	1,545

	$23,252	$1,274	$24,526

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

Railroad (“BNSF”)

Burlington Northern Santa Fe LLC (“BNSF”) operates one of the largest railroad systems in North America with approximately 32,500 route miles of track in 28 states and also operates in three Canadian provinces. BNSF’s major business groups are classified by type of product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized in the table that follows (in millions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Revenues	$5,600	$5,881	$16,571	$17,063

Operating expenses:
Compensation and benefits	1,220	1,243	3,826	3,695
Fuel	670	1,123	2,080	3,438
Purchased services	633	637	1,909	1,924
Depreciation and amortization	503	531	1,488	1,569
Equipment rents, materials and other	497	482	1,538	1,529

Total operating expenses	3,523	4,016	10,841	12,155
Interest expense	238	211	683	613

	3,761	4,227	11,524	12,768

Pre-tax earnings	1,839	1,654	5,047	4,295
Income taxes	683	619	1,883	1,620

Net earnings	$1,156	$1,035	$3,164	$2,675

Consolidated revenues during the third quarter and first nine months of 2015 were approximately $5.6 billion and $16.6 billion, respectively, representing decreases of $281 million (5%) and $492 million (3%), respectively, compared to 2014. Pre-tax earnings in the third quarter and first nine months of 2015 were $1.8 billion and $5.0 billion, increases of $185 million (11%) and $752 million (18%), respectively, over 2014. Results in the third quarter and the first nine months of 2015 benefitted from improved operating performance. Our operating performance in 2014 was substandard as we experienced significant service related challenges over most of the year. We attribute operational improvements in 2015 to capacity added in 2014 and 2015 through capital investments for line expansion, system improvement projects and additional equipment, as well as from new employee hires, other operational initiatives and more favorable winter weather conditions.

The year-to-date decrease in revenues reflected a 5% decline in average revenue per car/unit partially offset by a 1% increase in volumes. The decrease in average revenue per car/unit in 2015 was due to a 50% decline in fuel surcharges ($1.1 billion) versus 2014, primarily due to lower fuel prices, partially offset by an increase in average rates. The impact of lower fuel surcharge revenues affected revenues of all product lines.

In the third quarter and first nine months of 2015, freight revenues from industrial products decreased 13% and 7%, respectively, from 2014 to $1.4 billion and $4.3 billion, respectively. The decreases reflected lower volumes primarily due to the impact of lower crude oil prices on petroleum products and frac sand, as well as lower steel product volume and lower average revenue per car/unit.

Freight revenues from agricultural products increased 4% in the third quarter of 2015 to approximately $1.0 billion and 6% to approximately $3.1 billion in the first nine months of 2015 as compared to revenues in the corresponding 2014 periods. The increases in 2015 were attributable to higher domestic grain shipments, which drove comparative agricultural product volumes up 11% for the third quarter and 7% for the first nine months versus 2014, partially offset by lower average revenue per car/unit.

Freight revenues from coal decreased 6% to $1.2 billion in the third quarter and decreased 3% to $3.6 billion in the first nine months of 2015 from revenues in the corresponding 2014 periods. The decreases were primarily due to lower average rate per car. Coal volumes increased 5% in the third quarter and 4% for the first nine months of 2015 primarily due to higher demand.

Freight revenues from consumer products in the third quarter of 2015 were $1.7 billion, a decline of 3% from 2014, and in the first nine months of 2015 were $4.9 billion, a decline of 6% from 2014. The revenue declines reflected lower average revenue per car/unit, partially offset by volume increases of 5% in the third quarter and 1% for the first nine months of 2015. In the first quarter of 2015, we experienced a decline in international intermodal volume attributable to diversions of freight from U.S. West Coast ports to other import gateways as a result of the port productivity slow-down from port labor disruptions. In the second quarter of 2015, we experienced increased volumes, as port productivity improvements allowed the backlog to clear. The comparative increases in volume continued in the third quarter as a result of demand.

Operating expenses in the third quarter and first nine months of 2015 were $3.5 billion and $10.8 billion, respectively, or decreases of $493 million (12%) and $1,314 million (11%), respectively, compared to the same periods of 2014. In the third quarter of 2015, the ratio of operating expenses to revenues declined 5.4 percentage points to 62.9%, while the ratio for the first nine months declined 5.8 percentage points to 65.4% as compared to 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

Compensation and benefits expenses decreased $23 million (2%) for the third quarter of 2015 as compared to 2014, primarily attributable to reduced overtime and lower training costs. For the first nine months of 2015, compensation and benefits increased $131 million (4%) compared to 2014, primarily due to increased employment levels and wage rates. Fuel expenses declined $453 million (40%) for the third quarter and $1,358 million (39%) for the first nine months of 2015 as compared with the same periods in 2014. The declines reflected significantly lower average fuel prices and improved efficiency, partially offset by higher volumes. In the third quarter and first nine months of 2015, depreciation and amortization expense declined $28 million (5%) and $81 million (5%), respectively, compared to the same periods of 2014. The declines resulted from lower capitalized software amortization expenses, partially offset by increased depreciation expense attributable to increased levels of railroad assets in service.

Interest expense in the third quarter and first nine months of 2015 was $238 million and $683 million, respectively, representing increases of $27 million (13%) and $70 million (11%), respectively, compared to 2014. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. The increased interest expense in 2015 resulted from higher average outstanding debt.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. BHE acquired AltaLink, L.P. (“AltaLink”), a regulated electricity transmission-only business in Alberta, Canada, on December 1, 2014. AltaLink’s revenues and earnings in 2015 are included in other energy businesses. In addition, BHE also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and one of the largest franchise networks in the United States. Revenues and earnings of BHE are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2015	2014	2015	2014	2015	2014	2015	2014
PacifiCorp	$1,432	$1,449	$354	$340	$3,977	$4,017	$ 799	$832
MidAmerican Energy Company	925	879	165	130	2,702	2,912	328	273
NV Energy	1,130	1,128	340	337	2,688	2,579	529	501
Northern Powergrid	264	307	95	121	852	948	352	406
Natural gas pipelines	198	193	52	44	743	811	277	272
Other energy businesses	446	253	189	121	1,097	455	323	178
Real estate brokerage	749	644	80	61	1,959	1,622	166	101

	$5,144	$4,853			$14,018	$13,344

Earnings before corporate interest and income taxes (“EBIT”)			1,275	1,154			2,774	2,563
Corporate interest			122	103			376	315
Income taxes and noncontrolling interests			367	354			689	724

Net earnings attributable to Berkshire Hathaway shareholders			$786	$697			$1,709	$1,524

PacifiCorp

PacifiCorp operates an electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the third quarter and first nine months of 2015 were $1.43 billion and $3.98 billion, respectively, representing 1% decreases from the third quarter and from the first nine months of 2014. In the first nine months of 2015, wholesale and other revenues declined $76 million, principally due to lower renewable energy credit revenue and lower rates and volumes, while retail revenues increased compared to 2014, reflecting higher average rates partially offset by lower volumes.

In 2015, PacifiCorp’s EBIT increased $14 million (4%) in the third quarter and decreased $33 million (4%) in the first nine months from the comparable 2014 periods. In 2015, PacifiCorp’s gross margins increased $19 million in the third quarter and $42 million in the first nine months compared to 2014, as energy and natural gas costs declined more than revenues. In the first nine months of 2015, the increases in gross margins were more than offset by increased depreciation and amortization expense ($29 million) due to increased plant-in-service, lower allowances for equity funds used during construction ($14 million) and the impact of the recognition in 2014 of expected insurance recoveries on fire losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

MEC

MEC operates an electric and natural gas utility primarily in Iowa and Illinois. In 2015, MEC’s revenues increased $46 million (5%) in the third quarter of 2015 and declined $210 million (7%) for the first nine months from the comparable 2014 periods. In the first nine months of 2015, MEC’s regulated natural gas revenues declined $247 million, primarily due to lower average per-unit cost of gas sold in the first quarter of 2015, which was substantially offset by lower cost of sales. In 2015, regulated electric operating revenues increased $46 million in the third quarter and $57 million for the first nine months, reflecting higher retail rates in Iowa, increases in cost-based adjustment clause recoveries and higher retail customer loads, partially offset by lower average wholesale prices. The increases in Iowa regulated electric rates are attributable to higher retail rates and changes in rate structure approved in August 2014, which results in a greater differential between higher rates from June to September and lower rates in the remaining months.

MEC’s EBIT in the third quarter and first nine months of 2015 increased $35 million (27%) and $55 million (20%), respectively, as compared to 2014. The increases derived primarily from the regulated electric business, which benefitted from the aforementioned changes in Iowa rates and rate structure and lower fuel and purchased power costs, partially offset by increased depreciation and amortization expense from additional plant-in-service.

NV Energy

NV Energy operates electric and natural gas utilities in Nevada. NV Energy’s revenues and EBIT in the third quarter of 2015 were $1.13 billion and $340 million, respectively, and were essentially unchanged from the third quarter of 2014. In the first nine months of 2015, revenues and EBIT were $2.69 billion and $529 million, respectively, representing increases of $109 million (4%) and $28 million (6%), respectively, over the first nine months of 2014. The increase in year-to-date revenues was due primarily to higher regulated retail electric revenues reflecting increased customers and higher average regulated rates. The increase in year-to-date EBIT in 2015 was attributable to an increase in electric margins, partially offset by increased depreciation and amortization. NV Energy’s revenues and EBIT are normally higher in the second and third quarters due to higher electric consumption in certain of its service territories.

Northern Powergrid

Northern Powergrid’s revenues declined $43 million (14%) in the third quarter and $96 million (10%) in the first nine months of 2015 versus the corresponding 2014 periods. The declines reflected the adverse impact of the stronger U.S. Dollar of $22 million in the third quarter and $77 million in the first nine months. In addition, distribution revenues declined, reflecting the impact of the new price control period effective April 1, 2015. In 2015, Northern Powergrid’s EBIT declined $26 million (21%) in the third quarter and $54 million (13%) in the first nine months compared to 2014, due primarily to the impact of foreign currency translation, lower distribution revenues and higher distribution-related costs.

Natural Gas Pipelines

Natural gas pipeline revenues in the third quarter of 2015 increased $5 million (3%) from 2014 and in the first nine months of 2015 declined $68 million (8%) versus 2014. The year-to-date revenue decline was primarily due to lower gas sales related to system balancing activities during the first half of the year, partially offset by higher transportation revenues. In 2015, natural gas pipeline EBIT increased $8 million (18%) in the third quarter and $5 million (2%) in the first nine months as compared to 2014. EBIT increased in the first nine months primarily due to the increase in transportation revenues, partially offset by higher depreciation expense.

Other energy businesses

Revenues from other energy businesses in the third quarter and first nine months of 2015 included $162 million and $463 million, respectively, from AltaLink. EBIT of AltaLink in the third quarter and first nine months of 2015 were $43 million and $123 million, respectively. Revenues of other energy businesses, excluding AltaLink, increased $31 million (12%) in the third quarter and $179 million (39%) in the first nine months of 2015 as compared to 2014. EBIT of businesses other than AltaLink increased $25 million (21%) in the third quarter and $22 million (12%) in the first nine months of 2015 versus the same periods in 2014. The comparative increases in revenues were primarily attributable to increases in solar capacity placed in service. EBIT in 2015 from these other businesses increased over 2014, due primarily to the revenue increases, partially offset by higher depreciation and other operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Real estate brokerage

Real estate brokerage revenues in the third quarter and first nine months of 2015 increased 16% and 21%, respectively, compared to 2014, reflecting comparative increases in closed transactions and average home prices and the impact of business acquisitions. Real estate brokerage activities generated increased EBIT of $19 million in the third quarter and $65 million for the first nine months of 2015 compared to 2014, reflecting the increases in revenues.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. In 2015, corporate interest expense increased due to borrowings in connection with the AltaLink acquisition. BHE’s effective income tax rate for the first nine months was 19.8% in 2015 and 23.6% in 2014. In each period, BHE’s utility subsidiaries recognized significant production tax credits from wind-powered electricity generation placed in service. In addition, earnings of Northern Powergrid and AltaLink are taxed at lower statutory rates in the U.K. and Canada, respectively, compared to the statutory tax rate in the U.S.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2015	2014	2015	2014	2015	2014	2015	2014
McLane Company	$12,264	$12,151	$106	$120	$36,200	$34,327	$384	$361
Manufacturing	9,181	9,534	1,259	1,337	27,568	27,788	3,857	3,774
Service and retailing	6,151	3,493	378	355	16,966	10,456	1,260	1,095

	$27,596	$25,178			$80,734	$72,571

Pre-tax earnings			1,743	1,812			5,501	5,230
Income taxes and noncontrolling interests			566	588			1,892	1,809

			$1,177	$1,224			$3,609	$3,421

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

Revenues for the third quarter and first nine months of 2015 were $12.3 billion and $36.2 billion, respectively, representing increases of $113 million (1%) and $1.87 billion (5%), respectively, over 2014. The year-to-date revenue increase was primarily in the foodservice and beverage operations. Pre-tax earnings in the third quarter were $106 million, a decrease of $14 million (12%) compared to 2014, while pre-tax earnings in the first nine months of 2015 increased $23 million (6%) to $384 million. In 2015, the ratio of pre-tax earnings to revenues in the third quarter was 0.86% and in the first nine months was 1.06%. Pre-tax earnings in 2015 included a gain of $19 million from the sale of a subsidiary in the second quarter. Otherwise, operating results in 2015 reflected increased earnings in the grocery and beverage divisions, partially offset by lower earnings in the foodservice operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing

This group includes a variety of manufacturing businesses. The industrial and end-user products group includes: The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer; IMC International Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide; Forest River, a leading manufacturer of leisure vehicles; CTB, a manufacturer of equipment and systems for the livestock and agricultural industries; and the diversified manufacturing operations of Marmon. Our manufacturing businesses also include several building products businesses (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and six apparel businesses (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel). A summary of revenues and earnings of our manufacturing operations follows (in millions).

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2015	2014	2015	2014	2015	2014	2015	2014
Industrial and end-user products	$5,262	$5,586	$820	$883	$16,542	$16,855	$2,617	$2,669
Building products	2,809	2,761	346	297	7,846	7,645	917	736
Apparel	1,110	1,187	93	157	3,180	3,288	323	369

	$9,181	$9,534	$1,259	$1,337	$27,568	$27,788	$3,857	$3,774

Aggregate revenues of our manufacturers were $9.2 billion and $27.6 billion in the third quarter and first nine months of 2015, respectively, which represented declines of $353 million (4%) from the third quarter and $220 million (1%) from the first nine months of 2014. Pre-tax earnings of these businesses were $1.26 billion in the third quarter of 2015, a decrease of $78 million (6%) compared to 2014, and $3.86 billion in the first nine months of 2015, an increase of $83 million (2%) versus the comparable 2014 period. Operating results in the first nine months 2015 of our industrial and end-user products businesses were mixed. Earnings of our building products businesses were generally higher, while earnings of our apparel businesses were generally lower than earnings in 2014.

Revenues in 2015 of our industrial and end-user products businesses declined $324 million (6%) in the third quarter and $313 million (2%) in the first nine months compared to the corresponding 2014 periods. The declines reflected the foreign currency translation impact of a stronger U.S. Dollar, which resulted in comparative revenue declines of approximately $210 million in the third quarter and $625 million in the first nine months. In addition, commodity cost deflation in petroleum and metals used in certain of our products resulted in lower average selling prices, in particular for Lubrizol, IMC and certain sectors within Marmon. As a result of the decline in oil prices and competitive pressures, we also experienced lower sales volumes to customers in or related to the oil and gas industry. The negative effect of foreign currency and lower selling prices in 2015 was partially offset by the impact of bolt-on acquisitions and underlying year-to-date volume increases in the commercial truck and trailer products and electrical wire and copper tubing businesses (Marmon), the agriculture and livestock equipment business (CTB) and recreational vehicles business (Forest River).

Pre-tax earnings in 2015 from our industrial and end-user products businesses declined $63 million (7%) in the third quarter and $52 million (2%) in the first nine months compared to the corresponding 2014 periods. The average pre-tax margin (pre-tax earnings to revenues) of these businesses was 15.6% in the third quarter of 2015 versus 15.8% in the third quarter of 2014. The average pre-tax margin in the first nine months of 2015 was 15.8%, which was essentially unchanged from 2014. The comparative declines in earnings in 2015 reflected the adverse impact of foreign currency translation as a result of the stronger U.S. Dollar, offset by lower average commodity costs and cost containment actions taken in response to the slowing sales volumes previously referenced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Revenues in the third quarter and first nine months of 2015 from our building products businesses were approximately $2.8 billion and $7.8 billion, respectively, representing increases of 2% and 3%, respectively, over 2014. In 2015, the increases reflected sales volume increases in our flooring business (Shaw), insulation/roofing/engineered products businesses (Johns Manville), and certain other residential building products businesses (MiTek), as well as the impact of bolt-on business acquisitions. These revenue increases were partially offset by the adverse impact of foreign currency translation from a stronger U.S. Dollar ($47 million in the third quarter and $131 million in the first nine months). Pre-tax earnings of the building products businesses in 2015 increased 16% in the third quarter and 25% in the first nine months compared to 2014. In 2015, the overall increase in earnings was primarily attributable to the increases in revenues and lower average raw material and energy costs, partially offset by the negative impact of foreign currency translation and increased restructuring charges. Most of the comparative increases in earnings were generated by our flooring business (Shaw) and by our insulation and roofing businesses (Johns Manville).

Apparel revenues in the third quarter and first nine months of 2015 were $1.1 billion and $3.2 billion, respectively, representing decreases of $77 million (6%) and $108 million (3%) compared to the same periods in 2014. In the third quarter of 2015, our apparel operations generally experienced lower sales volume compared to 2014. In addition, revenues of these businesses in 2015 were negatively impacted by foreign currency translation in the third quarter ($30 million) and first nine months ($91 million). Pre-tax earnings of these businesses in 2015 decreased $64 million (41%) in the third quarter and $46 million (12%) in the first nine months as compared to 2014. The decline in earnings was primarily due to a pre-tax loss in the third quarter of 2015 from the disposition of a historically unprofitable operation within Fruit of the Loom and lower earnings from our footwear businesses.

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

Our service and retailing businesses also include: four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, which makes and sells confectionary products through its retail stores and quantity order centers; Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties. In the first quarter of 2015, we acquired The Van Tuyl Group (now named Berkshire Hathaway Automotive or “BHA”) which included 81 auto dealerships located in 10 states. BHA sells new and pre-owned automobiles and offers repair and other related services and products, and includes two related insurance businesses, two auto auctions and a manufacturer of automotive fluid maintenance products. On April 30, 2015, we acquired Detlev Louis Motorad (“DLM”), a retailer of motorcycle accessories based in Germany.

Service and retailing revenues in the third quarter and first nine months of 2015 were approximately $6.2 billion and $17.0 billion, respectively, representing increases of approximately $2.7 billion (76%) and $6.5 billion (62%), respectively, as compared to 2014. In 2015, the revenue increases reflected the impact of the BHA and DLM acquisitions, which contributed revenues of approximately $2.5 billion in the third quarter and $6.0 billion in the first nine months. In third quarter and first nine months of 2015, revenues of our home furnishings retailers increased $193 million (33%) and $411 million (24%), respectively. The increases in revenues from home furnishings retailers were driven by Nebraska Furniture Mart, which opened a new store in a suburb of Dallas, Texas in March of 2015, and from revenue increases at R.C. Willey and Jordan’s. In the first nine months of 2015, TTI generated revenue increases of 5% compared to 2014, reflecting the impact of increased sales and bolt-on acquisitions, partially offset by foreign currency translation effects of a stronger U.S. Dollar. In the first nine months of 2015, NetJets produced a revenue increase of 5%, primarily attributable to increased aircraft sales, partially offset by lower flight operations revenues, which were primarily due to lower fuel cost recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service and retailing (Continued)

Service and retailing pre-tax earnings in the third quarter and first nine months of 2015 were $378 million and $1,260 million, respectively, representing increases of $23 million (6%) and $165 million (15%), respectively, compared to 2014. The increases reflected the impact of the BHA and DLM acquisitions, which contributed pre-tax earnings of $30 million in the third quarter and $129 million for the first nine months of 2015. Our home furnishings retailers generated increases in pre-tax earnings of 27% in the third quarter and 16% for the first nine months of 2015, primarily due to the impact of the new Nebraska Furniture Mart store and increased earnings from R.C. Willey and Jordan’s. TTI’s earnings in 2015 were relatively unchanged from 2014. NetJets’ earnings in 2015 declined 37% in the third quarter and 7% for the first nine months compared to 2014. In 2015, NetJets incurred increased non-fuel flight operation costs and increased general and administrative expenses, including fees to cancel certain aircraft purchases.

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

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Manufactured housing and finance	$189	$144	$515	$403
Transportation equipment leasing	235	225	655	605
Other	62	84	310	239

Pre-tax earnings	486	453	1,480	1,247
Income taxes and noncontrolling interests	183	156	518	432

	$303	$297	$962	$815

Clayton Homes’ pre-tax earnings in the third quarter and first nine months of 2015 increased $45 million (31%) and $112 million (28%), respectively, compared to 2014. Revenues in the third quarter and first nine months of 2015 increased 8% and 7%, respectively, over the comparable 2014 periods, primarily due to an 8% increase in year-to-date home unit sales. Earnings in 2015 benefited from lower interest expense on borrowings, improved manufacturing results and relatively low delinquency rates and lower loss rates on foreclosures. The decline in interest expense was primarily due to lower rates and to a lesser extent lower average balances. As of September 30, 2015, approximately 95% of the aggregate installment loans were current in terms of payment status. Traditional single family housing markets receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Despite this competitive disadvantage, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably.

Transportation equipment leasing revenues in the third quarter of 2015 were relatively unchanged from the corresponding 2014 period, while in the first nine months of 2015, revenues increased 4% compared to 2014. The year-to-date revenues increase reflected increased rail car lease rates, a larger fleet of North American tank cars, higher volumes in our Australian crane business attributable to the ramp up of additional long-term maintenance and logistics contract work, and increased gains on sales of trailers. These increases were partially offset by unfavorable foreign currency exchange effects attributable to a stronger U.S. Dollar and lower volumes in our North American crane services business due to declines in oil drilling activity.

Pre-tax earnings in the third quarter and first nine months of 2015 from our transportation equipment leasing businesses were $235 million and $655 million, respectively, representing increases of $10 million (4%) and $50 million (8%), respectively, over 2014. In 2015, pre-tax earnings as a percentage of revenues, increased to 37% from 36% in the third quarter and to 35% from 34% in the first nine months versus the comparable 2014 periods. In the first nine months of 2015, the increase in earnings was primarily attributable to the positive impact of the revenue growth discussed above, which more than offset the unfavorable foreign currency impact and higher railcar repair costs and warranty costs. A significant portion of the costs of these businesses, such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings. On September 30, 2015, UTLX acquired approximately 25,000 tank cars from General Electric Company’s leasing unit for a total purchase price of approximately $1.0 billion. This transaction and related transactions to be completed in the fourth quarter of 2015 are expected to further enhance the full-service capabilities of UTLX’s repair, maintenance and inspection network and contribute to future revenue and earnings growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Other earnings from finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. The decline in other earnings in the third quarter was primarily attributable to lower income from investment securities, partially offset by an increase in earnings of CORT. The increase in other earnings for the first nine months reflected increased earnings from investment securities, Berkadia and CORT. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund installment loans made by Clayton Homes and debt guarantee fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guarantee fees and interest rate spreads charged to Clayton Homes and NetJets for the first nine months of 2015 and 2014 aggregated $48 million and $53 million, respectively.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Investment gains/losses	$8,292	$302	$8,751	$3,818
Other-than-temporary impairments	(26)	(678)	(26)	(697)
Derivative gains/losses	(764)	258	380	649

Gains/losses before income taxes and noncontrolling interests	7,502	(118)	9,105	3,770
Income taxes and noncontrolling interests	2,625	(11)	3,185	641

Net gains/losses	$4,877	$(107)	$5,920	$3,129

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

Pre-tax investment gains in the third quarter and first nine months of 2015 included non-cash holding gains related to our investment in Kraft Heinz of $6.8 billion, as well as net gains from dispositions of equity and fixed maturity securities of approximately $1.5 billion in the third quarter and $1.9 billion in the first nine months. In connection with its acquisition of Kraft Foods, Kraft Heinz issued new shares of its common stock in exchange for the outstanding shares of Kraft Foods common stock, thus reducing Berkshire’s ownership interest in Kraft Heinz by approximately 50%. Under the equity method of accounting, such transactions are treated by the investor as if it sold a portion of its interests. For additional information see Note 7 to our Consolidated Financial Statements.

Pre-tax investment gains in the first nine months of 2014 included $2.1 billion in non-cash gains realized in connection with the exchanges of shares of Phillips 66 and Graham Holdings Company common stock for 100% of the common stock of a specified subsidiary of each of those companies. The exchange transactions were structured as tax-free reorganizations under the Internal Revenue Code. As a result, no income taxes are payable on the excess of the fair value of the Phillips 66 and Graham Holdings Company shares exchanged and the tax-basis cost of those shares. In addition, investment gains in 2014 included net gains from dispositions of equity and fixed maturity securities of $295 million in the third quarter and approximately $1.8 billion in the first nine months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Other-than-temporary impairment (“OTTI”) charges in the first nine months of 2015 were not significant. OTTI charges in the third quarter of 2014 were $678 million and related to our investments in equity securities of Tesco PLC. Although we have periodically recorded OTTI charges in earnings in past years, we continue to hold some of those securities. If the market values of those investments increase following the date OTTI charges are recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings, rather than in accumulated other comprehensive income, does not necessarily indicate that sales are planned and sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of September 30, 2015, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were approximately $3.1 billion. We concluded that as of that date, such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses represent the changes in fair value of our remaining credit default contract and our equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets. In 2015, derivative contracts produced pre-tax losses of $764 million in the third quarter and pre-tax gains of $380 million in the first nine months compared to pre-tax gains in 2014 of $258 million in the third quarter and $649 million in the first nine months. In the first nine months of 2015, the gains and losses were primarily related to our equity index put option contracts, while in 2014 the gains related to our credit default contract as well as our equity index put option contracts.

In 2015, equity index put option contracts produced pre-tax losses of $802 million in the third quarter and pre-tax gains of $371 million in the first nine months. In the third quarter of 2015, the losses were driven by lower index prices and increased expected volatility assumptions, which produced an increase in the fair value of our liabilities. The third quarter losses offset much of the gains realized in the first six months of 2015, which resulted from higher index prices, a stronger U.S. Dollar and increased interest rates. In 2014, equity index put option contracts produced pre-tax gains of $223 million in the third quarter and $156 million in the first nine months. As of September 30, 2015, the intrinsic value of these contracts was approximately $1.4 billion and the fair value of our recorded liabilities was approximately $4.2 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, and will be based on the intrinsic value, as defined under the contracts.

Our remaining credit default contract produced pre-tax gains in the third quarter and first nine months of 2015 of $38 million and $9 million, respectively. In the third quarter and first nine months of 2014, this contract generated pre-tax gains of $35 million and $492 million, respectively. These gains represent reductions in the estimated fair value of our recorded liabilities during the period, reflecting changes in credit spreads, interest rates and remaining durations of the underlying exposures.

Other

Corporate income and expenses not allocated to operating businesses includes our investments in Kraft Heinz which generated after-tax earnings of $115 million and $315 million in the third quarter and first nine months of 2015, respectively, compared to $198 million and $491 million, respectively, in the corresponding periods of 2014. Also included in other earnings are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2015 was $248.3 billion, an increase of $8.1 billion since December 31, 2014. Net earnings attributable to Berkshire shareholders in the first nine months of 2015 were $18.6 billion, which was partially offset by approximately $10.5 billion of losses in other comprehensive income primarily related to changes in unrealized investment appreciation and the impact of foreign currency translation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

At September 30, 2015, insurance and other businesses held cash and cash equivalents of $56.2 billion, and investments (excluding our investments in Kraft Heinz) of $148.2 billion. We used approximately $4.8 billion in cash in the first nine months of 2015 to fund business acquisitions. On July 1, 2015, Berkshire used cash of approximately $5.3 billion to acquire additional shares of Kraft Heinz common stock. Our various insurance and non-insurance businesses continued to generate significant cash flows from operations. In 2015, Berkshire Hathaway parent company issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. During 2015, parent company senior notes of $1.7 billion matured and were repaid. Over the next twelve months, $1.05 billion of parent company senior notes will mature, including $300 million in February 2016.

On August 8, 2015, Berkshire entered into a definitive agreement with Precision Castparts Corp. (“PCC”) to acquire for $235 per share of common stock in cash, all outstanding PCC shares of common stock, other than the shares already owned (about 2.7 million shares or 1.96%), for aggregate consideration of approximately $31.7 billion. Berkshire currently expects to fund the acquisition with a combination of cash on hand and newly issued debt.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program in the first nine months of 2015.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first nine months of 2015, aggregate capital expenditures of these businesses were approximately $8.3 billion, including $4.2 billion by BHE and $4.1 billion by BNSF. BNSF and BHE forecast additional aggregate capital expenditures of approximately $3.3 billion for the remainder of 2015. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In the first nine months of 2015, BNSF issued $2.5 billion of senior unsecured debentures, consisting of $850 million of debentures due in 2025 and $1.65 billion of debentures due in 2045. In 2015, BNSF also issued $500 million of amortizing debt with a final maturity date of 2028, which is secured with locomotives. BNSF’s outstanding debt was approximately $21.9 billion as of September 30, 2015. Outstanding borrowings of BHE and its subsidiaries, excluding borrowings from Berkshire insurance subsidiaries, were approximately $36.0 billion as of September 30, 2015 and were relatively unchanged from December 31, 2014. BNSF and BHE aggregate term debt and capital lease obligations maturing within the next twelve months are not significant. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BHE or BNSF or any of their subsidiaries.

Finance and financial products assets were approximately $39.6 billion as of September 30, 2015, an increase of approximately $6.1 billion since December 31, 2014, reflecting increases in cash and cash equivalents and equity securities. Assets of these businesses consisted primarily of loans and finance receivables, cash and cash equivalents, and sizable portfolios of fixed maturity and equity securities. Assets also consisted of various types of equipment and furniture held for lease, which included tank cars acquired from General Electric Company’s leasing unit on September 30, 2015 for approximately $1.0 billion.

Finance and financial products liabilities were approximately $18.9 billion as of September 30, 2015, an increase of approximately $1.0 billion during the third quarter but essentially unchanged compared to December 31, 2014. The changes in liabilities during 2015 were primarily attributable to the change in the fair values of derivative contracts. Notes payable and other borrowings were approximately $12.5 billion as of September 30, 2015, a decline of $253 million compared to year-end 2014. As of September 30, 2015, notes payable included $11.2 billion of senior notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2015, $1.0 billion of BHFC debt matured and at that time BHFC issued $1.0 billion of new floating rate senior notes of which $400 million matures in 2017 and $600 million matures in 2018. The proceeds from the BHFC senior notes are used to fund loans originated and acquired by Clayton Homes. An additional $1.5 billion of BHFC senior notes mature within the next twelve months including $500 million that mature in December 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations (Continued)

In the first nine months of 2015, we issued new term debt through the Berkshire parent company and various subsidiaries. Future payments of principal and interest related to such borrowings are summarized as follows (in millions): 2015-$30; 2016 and 2017-$857; 2018 and 2019-$1,041; and after 2019-$11,245. As indicated in Note 19 to the accompanying Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition, Berkshire has agreed to acquire all of the outstanding shares of PCC that it does not already own for aggregate cash consideration of approximately $31.7 billion, subject to PCC shareholder and various regulatory approvals. Except as otherwise noted herein, our contractual obligations as of September 30, 2015 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our Consolidated Balance Sheet as of September 30, 2015 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $72.3 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet includes goodwill of acquired businesses of $62.7 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2014. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of September 30, 2015 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2015, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first nine months of 2015.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

On November 4, 2015, Bridger Coal Company, a coal mining joint venture that is two-thirds owned and operated by a subsidiary of PacifiCorp, received an imminent danger order under section 107(a) of the Federal Mine Safety and Health Act of 1977 at its underground mine located near Rock Springs, Wyoming. On that same date, Bridger Coal Company completed actions to abate the concerns, and the Federal Mine Safety and Health Administration terminated the section 107(a) order.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the nine-month periods ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 6, 2015	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and Principal Financial Officer