Form 10-K
period 2015-12-31
BERKSHIRE HATHAWAY INC
filed 2016-02-29
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015: $257,347,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 17, 2016—Class A common stock, $5 par value	807,811 shares
February 17, 2016—Class B common stock, $0.0033 par value	1,253,479,359 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held April 30, 2016	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2015. It does not include the value of Class A common stock (334,195 shares) and Class B common stock (75,561,460 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1.	Business

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

Berkshire and its consolidated subsidiaries employed approximately 331,000 people world-wide at the end of 2015. Berkshire’s corporate headquarters has 25 employees.

Insurance and Reinsurance Businesses

Berkshire’s insurance and reinsurance business activities are conducted through numerous domestic and foreign-based insurance entities. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks world-wide and also reinsure life, accident and health risks world-wide.

In direct insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to property, casualty (or liability), life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of risks that other direct insurers or reinsurers have assumed in their own insuring activities.

Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified group or class of risks ceded by the direct insurer, while facultative reinsurance involves coverage of specific individual underlying risks. Reinsurance contracts are further classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums and losses of the direct insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance contracts may provide for aggregate limits of indemnification.

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

Insurers based in the United States (“U.S.”) are subject to regulation by their states of domicile and by those states in which they are licensed to write policies on an admitted basis. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders and other transactions with affiliates. Dividends and capital distributions and other transactions of extraordinary amounts are subject to prior regulatory approval.

Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable through admitted insurers. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by the insured party’s direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates or reinsurance contracts.

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $124 billion at December 31, 2015. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and claims paying ability.

The Terrorism Risk Insurance Act of 2002 established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing federal reinsurance of insured terrorism losses. The Program currently extends to December 31, 2020 through other Acts, most recently the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”). Hereinafter these Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism.” In 2016, coverage under TRIA occurs when the industry insured loss for certified events occurring during a calendar year exceeds $120 million. Under the 2015 TRIA Reauthorization, the level of insured losses for certified events occurring during a calendar year required to trigger coverage under TRIA will increase to $140 million in 2017 and increase annually thereafter by $20 million per year until the level of insured losses required to trigger coverage reaches $200 million in 2020. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. TRIA currently also excludes certain forms of direct insurance (such as personal and commercial auto, burglary, theft, surety and certain professional liability lines). Reinsurers are not required to offer terrorism coverage and are not eligible for federal reinsurance of terrorism losses.

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) in 2016 for 84% of their insured losses in excess of an insurance group’s deductible. Under the 2015 TRIA Reauthorization, the federal government’s reimbursement obligation will be reduced to 83% in 2017 and be decreased annually thereafter by 1% per year until the level of reimbursement is reduced to 80% in 2020. Under the Program the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2016 for Berkshire’s consolidated insurance and reinsurance businesses is expected to approximate $925 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

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

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for retroactive reinsurance and structured settlement and periodic payment annuity reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and will reject inadequately priced risks. Underwriting profit is defined as earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments. Berkshire’s insurance subsidiaries employ approximately 42,000 people in the aggregate. Additional information related to each of Berkshire’s four underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland and its insurance subsidiaries consist of: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, GEICO Casualty Company, GEICO Advantage Insurance Company, GEICO Choice Insurance Company, GEICO Secure Insurance Company,

GEICO County Mutual Insurance Company and GEICO Marine Insurance Company (formerly Seaworthy Insurance Company). These companies primarily offer private passenger automobile insurance to individuals in all 50 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles, recreational vehicles, boats and small commercial fleets and acts as an agent for other insurers who offer homeowners and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone.

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

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 38% over the past five years. GEICO was the second largest private passenger auto insurer in the United States in terms of premium volume in 2014. According to A.M. Best data for 2014, the five largest automobile insurers have a combined market share of 53%, with GEICO’s market share being approximately 10.9%. Since the publication of that data, management believes that GEICO’s current market share has grown to approximately 11.4%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

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

Property/Casualty Insurance and Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC which is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. In 2015, approximately 35% of net written premiums in North America related to casualty reinsurance coverages and 45% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes specialty insurers domiciled in Delaware and Connecticut. General Star is a specialty and surplus lines provider, underwriting a broad array of property, casualty and professional liability business through a select group of wholesale brokers, managing general underwriters and program administrators. Genesis is an alternative risk insurance provider, offering solutions for the unique needs of public entity, commercial and captive customers. In 2015, the specialty insurers represented approximately 20% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (without intermediaries) via General Reinsurance AG as well as several other General Re subsidiaries and branches in 20 countries. Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance. In 2015, international-based property/casualty operations principally wrote reinsurance on a direct basis in the form of treaties, with lesser amounts written on a facultative basis. International property/casualty business is also written through brokers primarily via Faraday, a wholly-owned subsidiary. Faraday owns the managing agent of Syndicate 435 at Lloyd’s and provides capacity and participates in 100% of the results of Syndicate 435.

Life/Health Reinsurance

General Re’s North American life/health business operates through two divisions: the individual products division and the group & specialty division in the United States and Canada. The principal business segments include life, disability, supplemental health, critical illness and long-term care. International life/health is segmented by geographic region and transacts business worldwide. The principal business segments include life, disability, critical illness, health and long-term care. The life/health business is marketed on a direct basis. In 2015, approximately 33% of life/health net premiums were written in the United States, 22% in Western Europe and the remaining 45% throughout the rest of the world.

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

BHRG underwrites traditional non-catastrophe property and casualty insurance and reinsurance, catastrophe excess-of-loss treaty and facultative reinsurance, and individual primary insurance policies on an excess-of-loss basis for primarily large or otherwise unusual discrete risks, referred to as “individual risk.” BHRG periodically participates in underwriting placements with major brokers in the London Market through a wholly-owned subsidiary based in Great Britain. BHRG’s business is written through intermediary brokers or directly with the insured or reinsured.

Occasionally, BHRG is party to catastrophe excess-of-loss contracts with large aggregate limits, writes multi-year quota-share contracts, which are expected to produce significant annual premiums or writes retroactive contracts with unusually large limits of indemnification. The extraordinary financial strength of NICO and Columbia are believed to be the primary reasons why BHRG has become a major provider of such coverages.

Effective July 1, 2015, NICO entered into a 10-year, 20% quota-share reinsurance agreement with Insurance Australia Group Limited (“IAG”). IAG is a large insurance group that currently writes multiple lines of business in Australia, New Zealand and other Asia Pacific countries.

BHRG periodically assumes risks under retroactive reinsurance contracts. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising from events that have already occurred and that are insured under policies issued in prior years. Coverage under such contracts is provided on an excess basis or for losses payable immediately after the inception of the contract. Coverage provided is normally subject to large aggregate limits of indemnification. Significant amounts of asbestos, environmental and latent injury claims may arise under these contracts.

Notable retroactive reinsurance contracts written over the last five years include a policy written in 2011 by NICO with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”), under which NICO agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities up to a maximum limit of indemnification of $3.5 billion. In 2014, NICO also entered into a reinsurance policy with Liberty Mutual Insurance Company (“LMIC”). The agreement provides that NICO reinsure substantially all of LMIC’s unpaid losses and allocated loss adjustment expense liabilities related to (a) asbestos and environmental claims from policies incepting prior to 2005 and (b) workers’ compensation claims occurrences arising prior to January 1, 2014, in excess of an aggregate retention of approximately $12.5 billion and subject to an aggregate limit of $6.5 billion.

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

For many years, BHLN has written periodic payment annuity insurance policies and reinsured existing annuity obligations. Under these policies it receives upfront premiums and makes a stream of annuity payments in the future and payment streams often extend for decades. Similar to retroactive reinsurance contracts, premiums for the annuity business is impacted by time-

value-of-money concepts and underwriting losses are expected. Since 2010, BHLN has also written reinsurance covering various forms of life insurance.

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

NICO and certain affiliates (“NICO Primary”) underwrite motor vehicle and general liability insurance to commercial enterprises on both an admitted and excess and surplus basis. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.

The “Berkshire Hathaway Homestate Companies” (“BHHC”) is a group of insurers offering standalone workers’ compensation, commercial auto and commercial property coverages. BHHC has developed a national reach, with the ability to provide first-dollar and small to large deductible workers’ compensation coverage to employers in all states, except those where coverage is available only through state operated workers’ compensation funds. As a result, the volume of workers’ compensation business written in recent years has grown significantly. BHHC serves a diverse client base. BHHC’s business is generated primarily through independent agents and brokers.

MedPro Group (“MedPro”) is a national leader in offering customized healthcare liability insurance, claims, patient safety and risk solutions to physicians, surgeons, dentists and other healthcare professionals, as well as hospitals, senior care and other healthcare facilities, all offered through Medical Protective Company and its subsidiaries and affiliates. MedPro has provided insurance coverage to protect healthcare providers against losses since 1899. MedPro’s insurance policies are distributed primarily through a nationwide network of appointed agents and brokers.

U.S. Investment Corporation (“USIC”) and its subsidiaries are specialty insurers that underwrite commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale and retail insurance agents. USIC companies underwrite and market 110 distinct specialty property and casualty insurance products.

Applied Underwriters, Inc. (“Applied”) is a leading provider of payroll and insurance services to small and mid-sized employers. Applied, through its subsidiaries principally markets SolutionOne®, a product that bundles workers’ compensation and other employment related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to mid-sized employers. Applied also markets EquityComp® which is a workers’ compensation only product with a profit sharing component targeted to medium-sized employers.

WestGUARD Insurance Company and its subsidiaries (collectively, the Berkshire Hathaway GUARD Insurance Companies) provides commercial property and casualty insurance coverage to small and mid-sized businesses and is based in Wilkes-Barre, Pennsylvania. Central States Indemnity Company of Omaha, located in Omaha, Nebraska, primarily writes Medicare Supplement insurance and credit insurance.

Berkshire Hathaway Specialty Insurance (“BH Specialty”) was formed in April 2013. BH Specialty provides primary and excess commercial property, casualty, healthcare professional liability, executive and professional lines, surety and travel insurance. BH Specialty’s business is written on both an excess and surplus lines basis and an admitted basis in the U.S., and on a locally admitted basis outside the U.S. BH Specialty’s home office is located in Boston, Massachusetts, with U.S. regional offices currently in several cities in the United States and international offices in Australia, New Zealand, Hong Kong, Singapore and Canada. BH Specialty intends to continue to expand operations in the future. BH Specialty writes business through wholesale and retail insurance brokers, as well as managing general agents.

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

The table below presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 2005 through 2014 and net unpaid loss data as of December 31, 2015. Data in the table related to acquisitions is included from the acquisition date forward. Dollar amounts are in millions.

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Unpaid losses per Consolidated Balance Sheet	$48,034	$47,612	$56,002	$56,620	$59,416	$60,075	$63,819	$64,160	$64,866	$71,477	$73,144
Reserve discounts	2,798	2,793	2,732	2,616	2,473	2,269	2,130	1,990	1,866	1,745	1,579

Unpaid losses before discounts	50,832	50,405	58,734	59,236	61,889	62,344	65,949	66,150	66,732	73,222	74,723
Ceded losses	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)	(2,735)	(2,953)	(2,925)	(3,055)	(3,116)	(3,307)

Net unpaid losses	48,020	47,536	55,595	56,026	58,967	59,609	62,996	63,225	63,677	70,106	71,416
Reserve discounts	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)	(2,269)	(2,130)	(1,990)	(1,866)	(1,745)	(1,579)
Deferred charges	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)	(3,810)	(4,139)	(4,019)	(4,359)	(7,772)	(7,687)

Net unpaid losses, net of discounts/deferred charges	$42,834	$42,779	$48,876	$49,487	$52,537	$53,530	$56,727	$57,216	$57,452	$60,589	$62,150

Liability re-estimated:
1 year later	$42,723	$41,811	$47,288	$48,836	$49,955	$51,228	$54,787	$55,557	$55,421	$58,742
2 years later	42,468	40,456	46,916	47,293	47,636	49,960	53,600	53,961	54,032
3 years later	41,645	40,350	45,902	45,675	46,793	49,143	52,526	53,043
4 years later	41,676	39,198	44,665	45,337	46,099	48,262	51,790
5 years later	40,884	38,003	44,618	44,914	45,630	47,678
6 years later	39,888	37,946	44,406	44,659	45,084
7 years later	40,008	37,631	44,355	44,267
8 years later	39,796	37,192	44,092
9 years later	39,472	36,797
10 years later	39,105
Cumulative deficiency (redundancy)	(3,729)	(5,982)	(4,784)	(5,220)	(7,453)	(5,852)	(4,937)	(4,173)	(3,420)	(1,847)
Cumulative foreign exchange effect*	427	872	1,291	714	932	775	710	893	1,120	545

Net deficiency (redundancy)	$(3,302)	$(5,110)	$(3,493)	$(4,506)	$(6,521)	$(5,077)	$(4,227)	$(3,280)	$(2,300)	$(1,302)
Deferred charge changes and reserve discounts	2,866	2,433	2,214	2,050	1,946	1,139	737	405	235	243

Deficiency (redundancy) before deferred charges and reserve discounts	$(6,168)	$(7,543)	$(5,707)	$(6,556)	$(8,467)	$(6,216)	$(4,964)	$(3,685)	$(2,535)	$(1,545)

Cumulative payments:
1 year later	$9,345	$8,865	$8,486	$8,315	$9,191	$8,854	$10,628	$10,978	$11,381	$11,419
2 years later	15,228	13,581	13,394	13,999	14,265	14,593	17,260	17,827	17,981
3 years later	18,689	16,634	17,557	16,900	17,952	18,300	21,747	22,280
4 years later	20,890	19,724	19,608	19,478	20,907	22,008	24,937
5 years later	23,507	21,143	21,660	21,786	22,896	24,605
6 years later	24,935	22,678	23,595	23,339	24,861
7 years later	26,266	23,892	24,807	25,041
8 years later	26,928	24,831	26,490
9 years later	28,031	25,625
10 years later	28,900

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

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

Certain workers’ compensation loss liabilities are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring thereafter. In addition, deferred charges are recorded as assets at the inception of retroactive reinsurance contracts for the excess, if any, of the estimated ultimate losses payable over the premiums earned. The deferred charges are subsequently amortized over the estimated claims payment period. Deferred charge amortization and loss reserve discount accretion are recorded as components of insurance losses and loss adjustment expenses incurred.

The second section of the table shows the re-estimated net unpaid losses, including the impact of changes in related reserve discount accretion and deferred charge amortization, based on experience as of the end of each succeeding year. The re-estimated amount also reflects the effect of loss payments and re-estimation of remaining ultimate unpaid liabilities. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2015. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accretion and deferred charge amortization. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances that are included in the cumulative deficiency/redundancy amounts are also provided.

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

Investments—Invested assets of insurance businesses derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, life, annuity and health benefit liabilities, unearned premiums and other policyholder liabilities less the sum of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes. On a consolidated basis, the amount of float has grown from approximately $66 billion at the end of 2010 to approximately $88 billion at the end of 2015, primarily through internal growth. BHRG and General Re accounted for approximately 71% of the consolidated float as of December 31, 2015. Over the past five years Berkshire’s cost of float was negative, as insurance businesses produced net underwriting gains.

Investment portfolios of insurance subsidiaries include ownership of equity securities of other publicly traded companies which are concentrated in relatively few companies and relatively large amounts of fixed maturity securities and cash and cash equivalents. Fixed maturity investments consist of obligations of the U.S. Government and foreign governments, as well as obligations of corporations, U.S. states and municipalities and mortgage-backed securities. Investment portfolios are primarily managed by Berkshire’s corporate office. Generally, there are no targeted investment allocation rates established by management with respect to investment activities. However, investment portfolios have historically included a greater proportion of equity investments than is customary in the insurance industry. Management may increase or decrease investments in response to perceived changes in opportunities for income or price appreciation relative to risks associated with the issuers of the securities.

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America. BNSF had approximately 44,000 employees at the end of 2015.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2015, approximately 31% of freight revenues were derived from consumer products, 27% from industrial products, 22% from coal and 20% from agricultural products.

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

Competition

The business environment in which BNSF operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF and other railroads seek to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2015 was approximately 49.8%.

Utilities and Energy Businesses

Berkshire currently owns an 89.9% voting common stock interest in Berkshire Hathaway Energy Company (or “BHE”). BHE is an international energy company with subsidiaries that generate, transmit, store, distribute and supply energy. BHE’s businesses are managed as separate operating units. BHE’s domestic regulated energy interests are comprised of four regulated utility companies serving approximately 4.7 million retail customers, two interstate natural gas pipeline companies with approximately 16,400 miles of pipeline and a design capacity of approximately 7.8 billion cubic feet of natural gas per day and ownership interests in electricity transmission businesses. BHE’s Great Britain electricity distribution subsidiaries serve about 3.9 million electricity end-users and its electricity transmission-only business in Alberta, Canada serves approximately 85% of Alberta, Canada’s population. BHE’s interests also include a diversified portfolio of independent power projects, the second-largest residential real estate brokerage firm in the United States, and one of the largest residential real estate brokerage franchise networks in the United States. BHE employs approximately 21,000 people in connection with its various operations.

General Matters

PacifiCorp is a regulated electric utility company headquartered in Oregon, serving electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the combined service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electricity on a wholesale basis.

MidAmerican Energy Company (“MEC”) is a regulated electric and natural gas utility company headquartered in Iowa, serving electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. In addition to retail sales and natural gas transportation, MEC sells electricity principally to markets operated by regional transmission organizations, natural gas on a wholesale basis and electricity and natural gas services in deregulated markets.

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

The Great Britain utilities consist of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc, which own a substantial electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of their distribution systems.

BHE acquired AltaLink L.P. (“AltaLink”) on December 1, 2014. AltaLink is a regulated electric transmission-only utility company headquartered in Calgary, Alberta. AltaLink connects generation plants to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory. AltaLink receives all of its regulated transmission tariffs from the Alberta Electric System Operator (“AESO”) based on tariffs approved by the Alberta Utilities Commission (“AUC”).

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

BHE Renewables is based in Iowa and owns interests in independent power projects that are in service or under construction in California, Illinois, Texas, Nebraska, New York, Arizona, the Philippines, Kansas and Hawaii. These independent power projects sell power generated primarily from solar, wind, geothermal and hydro sources under long-term contracts.

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

Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) each charge fees for the use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Gas and Electricity Markets Authority. The current eight-year price control period runs from April 1, 2015 through March 31, 2023.

AltaLink is regulated by the AUC, pursuant to the Electric Utilities Act (Alberta), the Public Utilities Act (Alberta), the Alberta Utilities Commission Act (Alberta) and the Hydro and Electric Energy Act (Alberta). The AUC is an independent quasi-judicial agency with broad authority that may impact many of AltaLink’s activities, including its tariffs, rates, construction, operations and financing. Under the Electric Utilities Act, AltaLink prepares and files applications with the AUC for approval of tariffs to be paid by the AESO for the use of its transmission facilities, and the terms and conditions governing the use of those facilities. The AESO is the independent system operator in Alberta, Canada that oversees Alberta’s integrated electrical system (“AIES”) and wholesale electricity market. The AESO is responsible for directing the safe, reliable and economic operation of the AIES, including long-term transmission system planning.

The natural gas pipelines are subject to regulation by various federal, state and local agencies. The natural gas pipeline and storage operations of Northern Natural and Kern River are regulated by the FERC pursuant to the Natural Gas Act and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service and (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities. Interstate natural gas pipeline companies are also subject to regulations administrated by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency within the DOT. Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas pipeline facilities.

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

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce greenhouse gas emissions 26% to 28% by 2025 from 2005 levels. The cornerstone of the United States commitment is the Clean Power Plan, which was finalized by the U.S. Environmental Protection Agency (“EPA”) in August 2015. The Clean Power Plan established the Best System of Emission Reduction to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in service after 2012. Applying the Best System of Emission Reduction, the EPA established uniform subcategory specific emission performance rates of 771 pounds per megawatt hour for natural gas combined cycle units and 1,305 pounds per megawatt hour for coal-fueled generating units and utilized these emission rates to establish the applicable state-by-state emission rates. The Clean Power Plan begins in 2022 and implements interim compliance periods and emission rates which, in 2030, would achieve an overall reduction in carbon dioxide emissions from existing fossil-fueled electric generating units of 32% below 2005 levels. States may implement rate-based plans that limit the pounds per megawatt hour their effected generating units can emit or mass-based plans that limit the total tons of emissions from affected sources. States may opt to allow their affected units to engage in emission trading in either a mass- or rate-based plan. States are required to submit initial plans to the EPA by September 6, 2016, but may request an extension to September 6, 2018, to submit their final plans. However, on February 9, 2016, the United States Supreme Court ordered that the EPA’s emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit Court of Appeals and any action on a writ of certiorari before the United States Supreme Court. The full impacts of the final rule or the federal plan on BHE and its energy subsidiaries cannot be determined until the outcome of the pending litigation and subsequent appeals, the development and implementation of state plans, and finalization of the federal plan.

BHE continues to take actions to mitigate greenhouse gas emissions. For example, as of December 31, 2015, BHE has invested $16 billion in solar, wind, geothermal and biomass generation.

Non-Energy Businesses

BHE also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 31 residential real estate brand names with over 26,000 sales associates in over 475 brokerage offices in 27 states.

In October 2012, HomeServices acquired a 66.7% interest in one of the largest residential real estate brokerage franchise networks in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. HomeServices’ franchise network currently includes over 400 franchisees in over 1,400 brokerage offices in 48 states with over 44,000 sales associates under three brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices, Prudential or Real Living brand names and other related service marks. In 2013, HomeServices began rebranding certain of its Prudential franchisees as Berkshire Hathaway HomeServices. As of December 31, 2015, over 220 franchisees have been rebranded.

HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions.

Manufacturing Businesses

Berkshire’s numerous and diverse manufacturing businesses are grouped into three categories: (1) industrial products, (2) building products and (3) consumer products. Berkshire’s industrial products businesses manufacture specialty chemicals, metal cutting tools, and a variety of other products primarily for industrial use. The building products group produces flooring products, insulation, roofing and engineered products, building and engineered components, paint and coatings and bricks and masonry products that are primarily used in building and construction applications. The consumer products group manufactures recreational vehicles, various apparel products, jewelry and custom picture framing products. Information concerning these activities follows.

Industrial products

Specialty chemicals

In September 2011, Berkshire acquired The Lubrizol Corporation (“Lubrizol”). Lubrizol is a specialty chemical company that produces and supplies technologies for the global transportation, industrial, oilfield and consumer markets. Since 2011, Lubrizol has completed a number of bolt-on acquisitions. On September 4, 2015, Lubrizol completed the acquisition of Particle Sciences, a leading contract drug development and manufacturing organization. On December 31, 2014, Lubrizol acquired Warwick Chemicals, a leading global developer, producer and supplier of stain removal technology with hygiene benefits for fabric care applications. On December 31, 2014, Lubrizol completed the acquisition in the United States and Canada of Weatherford International’s global oilfield chemicals business, known as Engineered Chemistry and its United States drilling fluids business, known as Integrity Industries. In 2015 and 2016, Lubrizol also acquired or will acquire Weatherford’s Engineered Chemistry business in other parts of the world.

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

From a base of approximately 2,950 patents, Lubrizol uses its technological leadership position in product development and formulation expertise to improve the quality, value and performance of its products, as well as to help minimize the environmental impact of those products. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes and uses base oil in processing and blending additives. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure supply reliability. Lubrizol operates facilities in 32 countries (including production facilities in 18 countries and laboratories in 16 countries).

Lubrizol markets its products worldwide through a direct sales organization and sales agents and distributors. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies that are located in more than 120 countries. Some of its largest customers also may be suppliers. In 2015, no single customer accounted for more than 10% of Lubrizol’s consolidated revenues.

Lubrizol continues to implement a multi-year phased investment plan to upgrade operations, ensure compliance with health, safety and environmental requirements and increase global manufacturing capacity. As part of the investment plan, Lubrizol has invested approximately $200 million to increase chlorinated polyvinyl chloride resin and compounding capacity to meet global customer demand.

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

Metal cutting tools

Berkshire acquired an 80% interest in IMC International Metalworking Companies B.V. (“IMC”) in 2006. On April 29, 2013, Berkshire acquired the remaining 20% noncontrolling interests of IMC. Through its subsidiaries, IMC is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets. IMC’s principal brand names include ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP®, It.te.di®, Tool—Flo® and Outiltec®. IMC’s manufacturing facilities are located mainly in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

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

IMC competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufacturers of specialized products for niche applications and markets to larger, global multinational businesses (such as Sandvik and Kennametal, Inc.) with a wide assortment of products and extensive distribution networks.

Other industrial products

In 2008, Berkshire acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company then owned by trusts for the benefit of members of the Pritzker Family. Since that time, Berkshire has acquired substantially all of the remaining outstanding common stock. Marmon is currently comprised of four autonomous companies consisting of fifteen diverse business sectors and approximately 180 independent manufacturing and service businesses. Marmon operates approximately 350 manufacturing, distribution and service facilities, which are located primarily in the United States, as well as in 22 other countries worldwide. Marmon’s transportation equipment manufacturing, repair and leasing businesses under UTLX Company are discussed later in Item 1 under Finance and Financial Products businesses. Marmon’s other diversified manufacturing and service operations are referred to as “Marmon manufacturing” and discussed further below.

Marmon manufacturing includes Marmon Engineered Components Company (“Engineered Components”), Marmon Food, Beverage & Water Company (“Food, Beverage & Water”), Marmon Retail & Highway Technologies Company (“Retail & Highway”) and the Engineered Wire & Cable operations within Marmon Energy Services Company (“Energy Services”). The Engineered Wire & Cable sector supplies electrical and electronic wire and cable for energy related markets and other industries.

Engineered Components includes the following three sectors: Distribution Services provides specialty metal pipe, tubing, and beams and related value-added services to markets such as construction, aerospace, industrial, and many others; Tubings, Fittings & Wire Products supplies electrical building wire, copper tube for the plumbing, HVAC and refrigeration markets, and aluminum tubing, brass fittings and valves for many commercial and industrial applications; and Industrial Products provides construction fasteners, fastener coatings, custom-machined aluminum and brass forgings for construction, recreation and other industries, hand and arm protective wear, portable lighting equipment for mining and safety markets, and overhead electrification equipment for mass transit systems.

Food, Beverage & Water includes the following three sectors: Foodservice Technologies supplies commercial food preparation equipment for restaurants and fast food chains; Beverage Technologies produces beverage dispensing and cooling equipment to foodservice retailers as well as on-shelf management systems for single-serve beverages and a wide range of pre-tooled stock solutions for in-store applications; and Water Technologies manufactures and markets residential water softening, purification and refrigeration filtration systems, treatment systems for industrial markets including power generation, oil and gas, chemical, and pulp and paper, gear drives for irrigation systems and cooling towers, and air-cooled heat exchangers.

Retail & Highway includes the following five sectors: Retail Store Equipment provides shelving systems, merchandising displays, shopping carts, and other related services to retail stores in addition to material handling and security carts and automation equipment for several other industries; Retail Science delivers retail market solutions to brands and retailers including merchandising displays, in-store digital merchandising and marketing programs; Retail Products supplies a variety of products through the home center and retail channels, including electrical building wire, plumbing tube, extension cords, work and garden gloves, and air compressors along with related tools and accessories; Highway Components serves both the heavy-duty highway transportation industry with fifth wheel coupling solutions and wheel-end products such as brake drums, and the light vehicle aftermarket with clutches and related products; and Trailer & Truck Products and Services primarily serves the heavy-duty highway transportation industry with trailers, undercarriage products such as severe duty axles and suspension systems, and truck modification services.

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

The Scott Fetzer companies are a diversified group of businesses that manufacture, distribute, service and finance a wide variety of products for residential, industrial and institutional use. The most significant of these businesses are Kirby home care systems and related businesses.

Berkshire’s industrial products manufacturers employ approximately 40,000 persons in the aggregate.

Berkshire acquired Precision Castparts Corp. (“PCC”) on January 29, 2016. PCC manufactures complex metal components and products, provides high-quality investment castings, forgings, fasteners/fastener systems and aerostructures for critical aerospace and power and energy applications. PCC also provides seamless pipe for coal-fired, industrial gas turbine (“IGT”) and nuclear power plants; downhole casing, clad pipe, fittings and various mill forms in a variety of nickel and steel alloys for severe-service oil and gas environments; investment castings and forgings for general industrial, armament, medical and other applications; nickel and titanium alloys in all standard mill forms from large ingots and billets to plate, foil, sheet, strip, tubing, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; revert management solutions; fasteners for automotive and general industrial markets; specialty alloys for the investment casting and forging industries; heat treating and destructive testing services for the investment cast products and forging industries; refiner plates, screen cylinders and other products for the pulp and paper industry; grinder pumps and affiliated components for low-pressure sewer systems; critical auxiliary equipment and gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

Investment casting technology involves a multi-step process that uses ceramic molds in the manufacture of metal components with more complex shapes, closer tolerances and finer surface finishes than parts manufactured using other casting methods. PCC uses this process to manufacture products for aircraft engines, IGT and other aeroderivative engines, airframes, medical implants, armament, unmanned aerial vehicles and other industrial applications. PCC also manufactures high temperature carbon and ceramic composite components, including ceramic matrix composites, for use in next-generation aerospace engines.

PCC uses forging processes to manufacture components for the aerospace and power generation markets, including seamless pipe for coal-fired, industrial gas turbine and nuclear power plants, and downhole casings and clad pipe for severe service oil and gas markets. PCC manufactures high-performance, nickel-based alloys used to produce forged components for aerospace and non-aerospace applications in such markets as oil and gas, chemical processing and pollution control. The titanium products are used to manufacture components for the commercial and military aerospace, power generation, energy, and industrial end markets.

PCC is also a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. These products are produced for the aerospace and power and energy markets, as well as for construction, automotive, heavy truck farm machinery, mining and construction equipment, shipbuilding, machine tools, medical equipment, appliances and recreation markets.

The majority of sales to customers are made on individual purchase orders generated from long-term agreements. Most orders are subject to termination by the customer upon payment of the cost of work in process, plus a related profit factor. PCC typically does not experience significant order cancellations, although periodically it receives requests for delays in delivery schedules.

PCC is subject to substantial competition in all of its markets. Components and similar products can be produced by competitors using either the same types of manufacturing processes or other forms of manufacturing. Although PCC believes its manufacturing processes, technology and experience provide advantages to its customers, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the same components and products. Despite intense competition, PCC is a leading supplier in most of its principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid PCC in maintaining competitive advantages.

A number of raw materials in its products, including certain metals such as nickel, titanium, cobalt, tantalum and molybdenum, are found in only a few parts of the world. These metals are required for the alloys used in manufactured products. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, labor relations between the metal producers and their work forces, and/or unstable governments in exporting nations and inflation.

Building Products

Flooring

Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,600 styles of tufted carpet, laminate and wood flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides installation services and sells ceramic and vinyl tile along with sheet vinyl. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet and hard surface products are sold in a broad range of prices, patterns, colors and textures. Shaw operates Shaw Sports Turf and Southwest Greens International, LLC (acquired in 2011) which provide synthetic sports turf, golf greens and landscape turf products. During 2014, Shaw exited the woven rug business.

Shaw products are sold wholesale to over 31,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,500 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s seven carpet, four hard surface and one sample full-service distribution facilities and 25 redistribution centers, along with centralized management information systems, enable it to provide prompt and efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2015, Shaw processed approximately 99% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but costs are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

The floor covering industry is highly competitive with more than 100 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 50% of the total United States consumption of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

Insulation, roofing and engineered products

Johns Manville (“JM”) is a leading manufacturer and marketer of premium-quality products for building insulation, mechanical insulation, industrial insulation, commercial roofing and roof insulation, as well as fibers and nonwovens for commercial, industrial and residential applications. JM serves markets that include aerospace, automotive and transportation, air handling, appliance, HVAC, pipe insulation, filtration, waterproofing, building, flooring, interiors and wind energy. Fiberglass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. Raw materials are readily available in sufficient quantities from various sources for JM to maintain and expand its current production levels. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 44 manufacturing facilities in North America, Europe and China and conducts research and development at its technical center in Littleton, Colorado and at other facilities in the U.S. and Europe.

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM operates in a highly competitive market, with competitors comprised primarily of several large global and national manufacturers and smaller regional manufacturers. JM holds leadership positions in the key markets that it serves. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line. Sales of JM’s products are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year. JM is seeing a trend in customer purchasing decisions being determined based on the sustainable and energy efficient attributes of its products, services and operations.

Building and engineering components

MiTek Industries, Inc. (“MiTek”) is based in Chesterfield, Missouri and operates in three separate segments: residential, commercial and industrial. The residential market has operations in 20 countries, where MiTek is the world’s leading supplier of engineered connector products, construction hardware, engineering software and services and computer-driven manufacturing machinery to the truss component segment of the building components industry. MiTek’s primary customers are component manufacturers who manufacture prefabricated roof and floor trusses and wall panels for the residential building market. MiTek also sells construction hardware to commercial distributors and do-it-yourself retail stores under the USP® Structural Connectors name.

MiTek’s commercial segment includes products and services sold to the commercial construction industry. The commercial market product offering includes curtain wall systems (Benson Industries, Inc.), anchoring systems for masonry and stone (Hohmann & Barnard, Inc.), light gauge steel framing products (Aegis Metal Framing Division of MiTek USA, Inc.), engineering services for a proprietary high-performance steel frame connection (SidePlate Systems, Inc.) and a comprehensive range of round, rectangular, oval and spiral ductwork for the ventilation market (M&M Manufacturing, Inc.).

MiTek’s industrial segment includes the following products and services: automated machinery for the battery manufacturing industry (TBS Engineering, Ltd.), highly customized air handling systems sold to commercial, institutional and industrial markets (TMI Climate Solutions, Inc.), design and supply of Nuclear Safety Related HVAC systems and components (Ellis & Watts Global Industries, Inc.), energy recovery and dehumidification systems for commercial applications (Heat-Pipe Technology, Inc.) and pre-engineered and pre-fabricated custom structural mezzanines and platforms for distribution and manufacturing facilities (Cubic Designs, Inc.).

MiTek operates worldwide with sales in over 100 countries and with manufacturing facilities and/or sales/engineering offices located in 20 countries.

Paint and coatings

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-based and solvent-based general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including, but not limited to, Aura®, Natura®, Regal®, Super Spec®, MoorGard®, ben®, Coronado®, Corotech®, Insl-x® and Lenmar®.

Benjamin Moore relies primarily on an independent dealer network for distribution of its products. Benjamin Moore’s distribution network includes approximately 16 company-owned stores as well as over 3,300 independent retailers currently representing over 5,000 storefronts in the United States and Canada. A majority of Benjamin Moore’s company-owned stores were divested to the independent dealer channel subsequent to the end of the year. The independent dealer channel offers a broad array of products including Benjamin Moore®, Coronado® and Insl-x® brands and other competitor coatings, wall coverings, window treatments and sundries. In addition, Benjamin Moore operates an on-line “pick up in store” program, which allows consumers to place orders via an e-commerce site or for national accounts and government agencies via its customer information center. These orders may be picked up at the customer’s nearest dealer.

Bricks and masonry products

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

Demand for products of Berkshire’s building products businesses is affected to varying degrees by commercial construction and industrial activity in the U.S. and Europe and the level of housing construction. The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Berkshire’s building products manufacturers employ approximately 37,000 people in the aggregate.

Consumer Products

Apparel

Fruit, Russell and VFB (together “FOL”) are headquartered in Bowling Green, Kentucky. FOL is primarily a manufacturer and distributor of basic apparel, underwear, casualwear, athletic apparel and hardgoods. Products, under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise, mid-tier chains and wholesale markets. In the VFB product line,

Vassarette® and Curvation® are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold to mid-tier chains and department stores. FOL also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; collegiate licensed tee shirts and fleecewear to college bookstores; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. Additionally, Spalding® markets and sells balls in the mass merchandise market and dollar store channels. In 2015, approximately 41% of FOL’s sales were to Wal-Mart. In 2015, FOL exited an unprofitable intimate apparel business in Europe.

FOL generally performs its own knitting, cloth finishing, cutting, sewing and packaging for apparel. For the North American market which comprised about 78% of FOL’s net sales in 2015, the majority of its cloth manufacturing was performed in Honduras. Labor-intensive cutting, sewing and packaging operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either sourced from third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. FOL’s bras, athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

U.S. grown cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s apparel products and are purchased from a limited number of third-party suppliers. Additionally in 2015, FOL entered into an agreement with one key supplier to provide the majority of FOL’s yarn spinning/raw material conversion services. Management currently believes there are readily available alternative sources of raw materials and yarn. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton to meet the majority of its production plans for 2016. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon product features, quality, customer service and price.

Garan designs, manufactures, imports and sells apparel primarily for children, including boys, girls, toddlers and infants. Products are sold under its own trademark Garanimals® and customer private label brands. Garan also licenses its registered trademark Garanimals® to third parties for apparel and non-apparel products. Garan conducts its business through operating subsidiaries located in the United States, Central America and Asia. Substantially all of Garan’s products are sold through its distribution centers in the United States with sales to Wal-Mart representing over 90% of its sales. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona®, Chippewa®, BØRN®, B•Ø•C®, Carolina®, Söfft, Double-H Boots®, Eürosoft®, and Comfortiva®. Brooks Sports markets and sells performance running footwear and apparel to specialty and national retailers and directly to consumers under the Brooks® brand. Since 2011, Brooks® has maintained a #1 market share position in the running specialty channel in the United States. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are sold worldwide through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Other consumer products

Forest River, Inc. (“Forest River”) is a manufacturer of recreational vehicles, utility cargo trailers, buses and pontoon boats, headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states.

Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, does business primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada and 13 countries outside of North America.

Richline Group, Inc. is the business platform providing financial, operations and marketing support to its four independent strategic business units: Richline Jewelry, LeachGarner, Rio Grande and Inverness. Each business unit is uniquely a manufacturer and distributor of jewelry with precious metal and non-precious metal products to specific target markets including large jewelry chains, department stores, shopping networks, mass merchandisers, e-commerce retailers and artisans plus worldwide manufacturers and wholesalers.

Berkshire’s consumer products manufacturers employ approximately 50,000 persons in the aggregate.

Service and Retailing Businesses

Service Businesses

Berkshire’s service businesses provide professional aviation training programs, fractional aircraft ownership programs and wholesale distribution of electronic components. Other service businesses include a variety of media related businesses (newspaper, television and information distribution), franchising and servicing a large system of quick service restaurants, as well as steel service and logistics businesses. Berkshire’s service businesses employ approximately 22,000 people in the aggregate. Information concerning these activities follows.

Aviation training programs

FlightSafety International Inc. (“FlightSafety”), headquartered at New York’s LaGuardia Airport, is an industry leader in professional aviation training services to individuals, businesses (including certain commercial aviation companies) and U.S. and foreign governments. FlightSafety primarily provides high technology training to pilots, aircraft maintenance technicians, flight attendants and dispatchers who operate and support a wide variety of business, commercial and military aircraft. FlightSafety operates a large fleet of advanced full flight simulators at its learning centers and training locations in the United States, Brazil, Canada, China, France, Japan, Norway, Singapore, South Africa, the Netherlands, and the United Kingdom. The vast majority of FlightSafety’s instructors, training programs and flight simulators are qualified by the United States Aviation Administration and other aviation regulatory agencies around the world.

FlightSafety is also a leader in the design and manufacture of full flight simulators, visual systems, displays and other advanced technology training devices. This equipment is used to support FlightSafety training programs and is offered for sale to airlines and government and military organizations around the world. Manufacturing facilities are located in Oklahoma, Missouri and Texas. FlightSafety strives to maintain and manufacture simulators and develop courseware using state-of-the-art technology and invests in research and development as it builds new equipment and training programs.

Fractional aircraft ownership programs

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

Electronics distribution

TTI, Inc. (“TTI”), headquartered in Fort Worth, Texas, is a global specialty distributor of passive, interconnect, electromechanical and discrete components used by customers in the manufacturing and assembling of electronic products. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, original design manufacturers, military and commercial customers, as well as design and system engineers. TTI services a variety of industries including telecommunications, medical devices, computers and office equipment, aerospace, automotive and consumer electronics. TTI’s business model covers design through production in the electronic component supply chain and consists of its core business, which supports high volume production business and its Mouser division, which supports a broader base of customers with lower volume purchases.

TTI’s distribution agreements with the industry’s leading suppliers allow it to uniquely leverage its product cost and to expand its business by providing new lines and products to its customers. TTI operates sales offices and distribution centers from more than 100 locations throughout North America, Europe, Asia and Israel. In 2012, TTI acquired Sager Electrical Supply Company, Inc. (“Sager”), a leading distributor of electronic components headquartered in Middleborough, Massachusetts. Sager’s business is focused on becoming a power specialist in the electronics distribution market. During the past two years, PowerGate, LLC and Norvell Electronics, Inc. were acquired to strengthen Sager’s value-added sales capabilities as well as market position as a power specialist in the North American market.

Other services

Business Wire provides electronic dissemination of full-text news releases to the media, online services and databases and the global investment community in 150 countries and in 45 languages. Approximately 87% of Business Wire’s revenues derive from its core news distribution business. The Buffalo News and BH Media Group, Inc. (“BHMG”) are publishers of 33 daily and 47 weekly newspapers in upstate New York, New Jersey, Nebraska, Iowa, Oklahoma, Texas, Virginia, Tennessee, North Carolina, South Carolina, Alabama and Florida. The newspapers operate primarily in small to mid-sized markets with strong local community connections. On June 30, 2014, Berkshire acquired WPLG, Inc. an ABC affiliate broadcast station in Miami, Florida from Graham Holdings Company.

International Dairy Queen develops and services a worldwide system of over 6,700 stores operating primarily under the names DQ Grill and Chill®, Dairy Queen® and Orange Julius® that offer various dairy desserts, beverages, prepared foods and blended fruit drinks. Precision Steel operates a steel service center in the Chicago metropolitan area. The service center buys stainless steel, low carbon sheet and strip steel, coated metals, spring steel and other metals, cuts these metals to order, and sells them to customers involved in a wide variety of industries.

On December 12, 2014, Berkshire acquired Charter Brokerage (“Charter”), a leading non-asset based third party logistics provider to the petroleum and chemical industries. Charter service offerings include customs clearance, drawback of duties and taxes and fees, freight forwarding, marine logistics, trading and administration of foreign trade zone storage and distribution facilities. Charter’s business activities are primarily subject to U.S. Customs laws and regulations, which deal with the import and export of goods and the assessment of related tariffs and taxes. Charter’s offices are located in Connecticut, Texas, New York, Florida, Louisiana and Alberta, Canada.

McLane Company

McLane Company, Inc. (“McLane”) provides wholesale distribution services in all 50 states to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. McLane provides wholesale distribution services to Wal-Mart Stores, Inc. (“Wal-Mart”), which accounts for approximately 24% of McLane’s revenues. McLane’s other significant customers include 7-Eleven and Yum! Brands, which produced over 10% of McLane’s revenues in 2015. A curtailment of purchasing by Wal-Mart or its other significant customers could have a material adverse impact on McLane’s periodic revenues and earnings. McLane’s business model is based on a high volume of sales, rapid inventory turnover and stringent expense controls. Operations are currently divided into three business units: grocery distribution, foodservice distribution and beverage distribution. In 2015, the grocery and foodservice units comprised approximately 98.5% of the total revenues of the company.

McLane’s grocery distribution unit, based in Temple, Texas, maintains a dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to approximately 47,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 23 facilities in 19 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services approximately 21,000 chain restaurants nationwide. On August 24, 2012, McLane acquired Meadowbrook Meat Company (MBM). MBM, based in Rocky Mount, North Carolina, is a large customized foodservice distributor for national restaurant chains operating from 35 distribution facilities in 16 states. MBM services approximately 15,000 chain restaurants nationwide.

Through its subsidiaries, McLane also operates several wholesale distributors of distilled spirits, wine and beer. Operations are conducted through 13 distribution centers in Georgia, North Carolina, Tennessee and Colorado. These beverage units, Empire Distributors, Horizon Wine & Spirits, Delta Wholesale Liquors and Baroness Small Estates, service approximately 23,000 retail locations in the Southeastern United States and Colorado.

McLane and its subsidiaries employ approximately 22,500 associates.

Retailing Businesses

Berkshire’s retailing businesses principally include automotive, home furnishings and several other operations that sell various consumer products. These businesses have approximately 29,500 employees. Information regarding each of these operations follows.

Automotive retailing

In the first quarter of 2015, Berkshire acquired a group of affiliated companies referred to as the Berkshire Hathaway Automotive Group, Inc. (BHA). BHA is the 4th largest automotive retailer in the United States, operating 111 new vehicle franchises through 83 dealerships located primarily in major metropolitan markets in the United States. The dealerships sell new and used vehicles, vehicle maintenance and repair services, extended service contracts, vehicle protection products and other aftermarket products. BHA also arranges financing for our customers’ vehicle purchases through third-party lenders and the manufacturers’ captive finance sources. BHA operates 31 collision service centers directly connected to the dealerships’ operations and owns and operates two auto auctions, a fluid maintenance products distribution company and is the administrator of a loan payment program.

Dealership operations are highly concentrated in the Arizona and Texas markets, with approximately 70% of dealership-related revenues derived from sales in these markets. BHA currently maintains franchise agreements with 27 different vehicle manufacturers, although it derives a significant portion of its revenue from the Toyota/Lexus, General Motors, Ford/Lincoln, Nissan/Infiniti and Honda/Acura brands. Over 85% of BHA’s revenues are from dealerships representing these manufacturers.

The retail automotive industry is highly competitive. BHA faces competition from other large public and private dealership groups, as well as individual franchised dealerships and competition via the Internet. Given the pricing transparency available via the Internet, and the fact that franchised dealers acquire vehicles from the manufacturers on the same terms irrespective of volume, the location and quality of the dealership facility, customer service and transaction speed are key differentiators in attracting customers and driving revenue.

Our overall relationships with the manufacturers are governed by framework agreements. The framework agreements contain provisions relating to the management, operation, acquisition and the ownership structure of franchised automotive dealerships. Failure to meet the terms of these agreements could adversely impact BHA’s ability to make further acquisitions of such manufacturers’ stores. Additionally, these agreements contain limitations on the number of dealerships from a specific manufacturer that may be acquired or owned by us.

Individual dealerships operate under franchise agreements with the manufacturer, which grants the dealership entity a non-exclusive right to sell the manufacturer’s brand of vehicles and offer related parts and service within a specified market area, as well as the right to the manufacturer’s trademarks. The agreements contain various operational requirements and restrictions related to the management and operation of the franchised dealership and provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes. The states generally have automotive dealership franchise laws that provide substantial protection to the franchisee, and it is very difficult for a manufacturer to terminate or not renew a franchise agreement outside of bankruptcy or with “good cause” under the applicable state franchise law.

BHA owns approximately 6.1 million square feet of buildings and 994 acres of land that are leased to the BHA dealerships on a triple net basis. BHA also develops, underwrites and administers the various vehicle protection plans, life and accident and health insurance plans sold to consumers through the dealerships on products sold by BHA’s dealerships as well as third party dealerships. BHA also develops proprietary training programs and materials, and provides ongoing monitoring and training of the dealership’s finance and insurance personnel.

Home furnishings retailing

The home furnishings businesses are Nebraska Furniture Mart (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture Company (“Star”) and Jordan’s Furniture, Inc. (“Jordan’s”). NFM, R.C. Willey, Star and Jordan’s each offer a wide selection of furniture, bedding and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey, Star and Jordan’s also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume by offering significant value to their customers.

NFM operates its business from three very large retail complexes with almost 2.8 million square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska, Kansas City, Kansas and The Colony, Texas. NFM is the largest furniture retailer in each of these markets. The Colony, Texas store opened in 2015 and includes retail space of approximately 560,000 square feet. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space. R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey currently operates 11 retail stores and three distribution centers. These facilities include approximately 1.3 million square feet of retail space with six stores located in Utah, one store in Idaho, three stores in Nevada and one store in California.

Star’s retail facilities include about 700,000 square feet of retail space in 11 locations in Texas with eight in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from six locations with approximately 755,000 square feet of retail space in stores located in Massachusetts, New Hampshire, Rhode Island and a newly-opened store in New Haven, Connecticut. The retail stores are supported by an 800,000 square foot distribution center in Taunton, Massachusetts. Jordan’s is the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Other retailing

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”) is based in North Kansas City, Missouri, and operates a chain of 227 retail jewelry stores in 36 states, which includes approximately 500,000 square feet of retail space. Helzberg’s stores are located in malls, lifestyle centers, power strip centers and outlet malls, and all stores operate under the name Helzberg Diamonds® or Helzberg Diamonds Outlet®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 87 upscale retail jewelry stores located in 11 states primarily in the Western United States and in British Columbia, Canada. Thirty-three of its retail locations are concept stores that sell only PANDORA jewelry. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with over one-third of 2014 annual revenues earned in the fourth quarter.

See’s Candies (“See’s”) produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco and one smaller facility in Burlingame, California. See’s operates approximately 245 retail and quantity discount stores located mainly in California and other Western states. See’s revenues are highly seasonal with nearly half of its annual revenues earned in the fourth quarter.

The Pampered Chef (“TPC”) is a premier direct seller of high quality kitchen tools with operations in the United States, Canada, the United Kingdom and Germany. TPC product portfolio consists of approximately 440 TPC branded items in twelve categories, which are researched, designed and tested by TPC and manufactured by third-party suppliers. TPC products are available primarily through a sales force of independent consultants.

Oriental Trading Company (“OTC”) is a leading multi-channel retailer and online destination for value-priced party supplies, arts and crafts, toys and novelties, school supplies, educational games and patient giveaways. OTC, headquartered in Omaha, Nebraska, serves a broad base of nearly four million customers annually, including consumers, schools, churches, non-profit organizations, medical and dental offices and other businesses. OTC operates a number of websites and utilizes multiple print and online marketing efforts.

On April 30, 2015, Berkshire acquired Detlev Louis Motorrad (“DLM”) which is headquartered in Hamburg, Germany. DLM is a leading retailer of motorcycle apparel and equipment in Europe. DLM carries over 32,000 different products from more than 600 manufacturers, primarily covering the clothing, technical equipment and leisure segments. DLM has over 70 stores in Germany and Austria and also sells through catalogs and via the Internet throughout most of Europe.

Finance and Financial Products

Berkshire’s finance and financial products activities include an integrated manufactured housing and finance business, leasing of transportation equipment, and furniture leasing. Berkshire’s finance and financial products businesses employ approximately 23,000 people in the aggregate. Information concerning these activities follows.

Manufactured housing and finance

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2015, Clayton operated 36 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,726 retailers, including 331 company-owned home centers. Financing is offered through its finance subsidiaries to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are supported by Clayton’s offering of various financing and insurance programs.

Financing programs support company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits, consideration of residual income and credit score requirements, which are considered in evaluating loan applicants. Approximately 69% of the originations are home-only loans and the remaining 31% have land as additional collateral. The average down payment is approximately 17%, which may be from cash, trade or land equity. Certain loan types require an independent third-party valuation; additionally, if land is involved in the transaction it is independently appraised in order to establish the value of the land only or the home and the land as a package. Originations are all at fixed rates and for fixed terms. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

Transportation Equipment Leasing

UTLX Company (“UTLX”), headquartered in Chicago, Illinois, operates railcar, crane, intermodal tank container, manufacturing and service businesses under several brand names. Union Tank Car is a leading designer, builder and full-service lessor of tank cars and other specialized railcars. Union Tank Car and its Canadian affiliate Procor own a fleet of over 133,000 railcars which they lease to chemical, petrochemical, energy and agricultural/food customers across North America, supported by railcar repair facilities and mobile units. Union Tank Car also manufactures tank cars in two U.S. plants. Sterling Crane in Canada and the U.S. and Freo Group in Australia are major mobile crane service providers with a total fleet of approximately 1,000 cranes primarily serving energy, mining and petrochemical markets. EXSIF Worldwide is a leading international lessor of intermodal tank containers with a fleet of approximately 46,000 units primarily serving chemical producers and logistics operators. UTLX also operates several other manufacturing and service businesses including Enersul, Penn Machine, Railserve, Trackmobile, Uni-Form Components and McKenzie Valve, which serve domestic and international customers primarily in the transportation and energy industries.

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

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 76,000 units located at 53 facilities throughout the United States. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing equipment. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

Furniture Leasing

CORT Business Services Corporation is the leading national provider of rental relocation services including rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry.

Finance

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

Since June 2013, Berkshire has maintained significant investments in H.J. Heinz Holding Company (now The Kraft Heinz Company). Information concerning these investments is included in Note 6 to the Registrant’s Consolidated Financial Statements. Kraft Heinz is the third-largest food and beverage company in North America and the fifth-largest food and beverage company in the world, with eight brands generating annual revenues of $1 billion or more. Kraft Heinz provides products with high quality, great taste and nutrition for all eating occasions whether at home, in restaurants or on the go. Kraft Heinz’s iconic brands include: Kraft, Heinz, ABC, Capri Sun, Classico, Jell-O, Kool-Aid, Lunchables, Maxwell House, Ore-Ida, Oscar Mayer, Philadelphia, Planters, Plasmon, Quero, Weight Watchers Smart Ones and Velveeta.

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

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 85, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 92. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified certain current Berkshire subsidiary managers who, in their judgment, are capable of succeeding Mr. Buffett. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk.

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

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (Berkshire shareholders’ equity of approximately $255 billion as of December 31, 2015), our book value per share will very likely not increase in the future at a rate close to its past rate.

Investments are unusually concentrated and fair values are subject to loss in value.

We concentrate a high percentage of the investments of our insurance subsidiaries in a small number of equity securities and diversify our investment portfolios far less than is conventional in the insurance industry. A significant decline in the fair values of our larger investments may produce a material decline in our consolidated shareholders’ equity and our consolidated book value per share. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses.

Since a large percentage of our investments are held in our insurance subsidiaries, a decrease in the fair values of our investments could produce a large decline in statutory surplus. Our large statutory surplus is a competitive advantage, and a material decline could have a materially adverse affect on our ability to write new insurance business thus affecting our future underwriting profitability.

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

Terrorist acts against the United States could hurt our operating businesses.

A successful (as defined by the aggressor) cyber, biological, nuclear or chemical attack against the United States could produce significant losses to our worldwide operations. Our business operations could be adversely affected directly through the loss of human resources or destruction of production facilities and information systems. This is a risk that we share with all U.S. based businesses.

Regulatory changes may adversely impact our future operating results.

In recent years, partially in response to financial markets crises, global economic recessions, and social and environmental issues, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulation of banks and other major financial institutions, environmental and global-warming matters and health care reform. These initiatives impact not only our regulated insurance, energy and railroad transportation businesses, but also our manufacturing, services, retailing and financing businesses. Increased regulatory compliance costs could have a significant negative impact on our operating businesses, as well as on the businesses in which we have a significant but not controlling economic interest. We cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Cyber security risks

We rely on information technology in virtually all aspects of our business. A significant disruption or failure of our information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, and other operational difficulties. Attacks perpetrated against our information systems could result in loss of assets and critical information and exposes us to remediation costs and reputational damage.

Although we have taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect our results of operations, financial condition and liquidity. Additionally, if we are unable to acquire or implement new technology, we may suffer a competitive disadvantage, which could also have an adverse effect on our results of operations, financial condition and liquidity.

Cyber attacks could further adversely affect our ability to operate facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets, or our customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption, unstable markets, increased security and repair or other costs, any of which may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber attacks, or war could also materially adversely affect our ability to raise capital.

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

The principal cost associated with the property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, it will take decades before all claims that have occurred as of any given balance sheet date will be reported and settled. Although we believe that liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($73.1 billion at December 31, 2015) so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings.

Changes in regulations and regulatory actions can adversely affect our operating results and our ability to allocate capital.

Our insurance businesses are subject to regulation in the jurisdictions in which we operate. Such regulations may relate to among other things, the types of business that can be written, the rates that can be charged for coverage, the level of capital that must be maintained, and restrictions on the types and size of investments that can be made. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance companies may adversely impact our results of operations and restrict our ability to allocate capital.

Our railroad business conducted through BNSF is also subject to a significant number of governmental laws and regulations with respect to rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates without providing any recourse for any adverse effects that the change may have on the business. Federal legislation enacted in 2008 and amended in 2015 mandates the implementation of positive train control technology by December 31, 2018, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (“TIH”) hazardous materials are transported. Further, federal regulations promulgated in 2015 mandate the implementation of electronically controlled pneumatic braking systems on certain crude oil trains by 2021 and all high-hazard flammable trains, as defined by the Pipeline and Hazardous Materials Safety Administration and Federal Railroad Administration, by 2023. These types of technology require further testing and deployment across BNSF’s railroad system and other railroads may pose significant operating and implementation risks and requires significant capital expenditures.

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

Railroad Business

Through BNSF Railway, BNSF operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states, and also operates in three Canadian provinces. BNSF owns over 23,000 route miles, including easements, and operates over 9,000 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. The total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consists of over 50,000 operated miles of track, all of which are owned by or held under easement by BNSF except for over 10,000 miles operated under trackage rights.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic and include approximately 25 intermodal hubs located across the system. BNSF owns or holds under non-cancelable leases exceeding one year approximately 8,000 locomotives and 77,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF makes significant capital investments to expand and improve its railroad network. BNSF incurs significant costs in repairing and maintaining its properties. In 2015, BNSF recorded approximately $2 billion in repairs and maintenance expense.

Utilities and Energy Businesses

BHE’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of BHE’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of BHE’s electric generating facilities. Properties of BHE’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, BHE has rights-of-way, mineral rights and water rights that enable BHE to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. BHE or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2015:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net Owned Capacity (MW) (1)
Natural gas	PacifiCorp, MEC, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, New York, Texas and Arizona	10,943	10,534
Coal	PacifiCorp, MEC and NV Energy	Iowa, Wyoming, Arizona, Utah, Montana, Colorado and Nevada	16,864	9,798
Wind	PacifiCorp, MEC and BHE Renewables	Iowa, Wyoming, Washington, California, Texas, Oregon and Illinois	5,133	5,124
Solar	BHE Renewables and NV Energy	California, Arizona and Nevada	1,441	1,293
Hydroelectric	PacifiCorp, MEC and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Wyoming and Illinois	1,297	1,275
Nuclear	MEC	Illinois	1,824	456
Geothermal	PacifiCorp and BHE Renewables	California and Utah	370	370

		Total	37,872	28,850

(1)	Facility Net Capacity (MW) represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource’s nominal rating is the manufacturer’s contractually specified capability (in MW) under specified conditions. Net Owned Capacity indicates BHE’s ownership of Facility Net Capacity.

As of December 31, 2015, BHE’s subsidiaries also have electric generating facilities that are under construction in Iowa, Nebraska and Kansas having total Facility Net Capacity and Net MW Owned of 1,066 MW.

PacifiCorp, MEC and NV Energy own electric transmission and distribution systems, including approximately 24,600 miles of transmission lines and approximately 1,700 substations, gas distribution facilities, including approximately 26,200 miles of gas mains and service lines, and an estimated 72 million tons of recoverable coal reserves in mines owned or leased in Wyoming and Colorado.

Northern Powergrid (Northeast)’s and Northern Powergrid (Yorkshire)’s electricity distribution network includes approximately 18,000 miles of overhead lines, approximately 40,000 miles of underground cables and approximately 725 major substations. AltaLink’s electricity transmission system includes approximately 8,100 miles of transmission lines and approximately 300 substations.

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

Other Segments

The physical properties used by Berkshire’s other significant business segments are summarized below:

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
Insurance Group:

GEICO	U.S.	Chevy Chase, MD and 6 other states	Offices	12	Owned
		Various locations in 38 states	Offices	104	Leased

General Re	U.S.	Stamford, CT	Offices	1	Owned
		Various locations	Offices	27	Leased

	Non-U.S.	Cologne, Germany	Offices	2	Owned
		Various locations in 24 countries	Offices	30	Leased

BHRG	U.S.	Stamford, CT and 4 other states	Offices	5	Leased

	Non-U.S.	Various locations in 5 countries	Offices	8	Leased

BH Primary Group	U.S.	Omaha, NE, Fort Wayne, IN, Princeton, NJ, Wilkes-Barre, PA and Oklahoma City, OK	Offices	9	Owned
		Various locations in 21 states	Offices	69	Leased

	Non-U.S	Locations in 5 countries	Offices	11	Leased

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased

Manufacturing	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail Retail/Showroom	358 102 200 342 22 65	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in over 60 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail	202 112 69 449 4	Owned Leased Owned Leased Leased

Service	U.S.	Various locations	Training facilities/Hangars Training facilities/Hangars Offices/Distribution Offices/Distribution Production facilities Production facilities	18 120 58 176 25 2	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in 33 countries	Offices/Distribution/ Hangars/Training facilities Offices/Distribution/ Hangars/Training facilities	17 139	Owned Leased

McLane Company	U.S.	Various locations	Distribution centers/Offices Distribution centers/Offices	55 38	Owned Leased

Retailing	U.S.	Various locations	Offices/Warehouses/Plants Offices/Warehouses Retail Retail	32 27 165 573	Owned Leased Owned Leased

	Non-U.S.	Locations in 6 countries	Retail/Offices	84	Leased

Finance & Financial Products	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Leasing/Showroom/Retail Leasing/Showroom/Retail Housing communities	61 4 18 62 222 252 37	Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	Various locations in 12 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses	23 11 4 20	Owned Leased Owned Leased

Item 3.	Legal Proceedings

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

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	85	Chairman of the Board	1970
Charles T. Munger	92	Vice Chairman of the Board	1978

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2015				2014
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$227,500	$215,151	$151.69	$142.50	$188,853	$163,039	$125.91	$108.12
Second Quarter	223,012	204,800	148.57	136.08	194,670	181,785	129.73	121.09
Third Quarter	217,100	190,007	144.69	125.50	213,612	185,005	142.45	122.72
Fourth Quarter	207,780	192,200	138.62	127.46	229,374	198,000	152.94	132.03

Shareholders

Berkshire had approximately 2,500 record holders of its Class A common stock and 20,500 record holders of its Class B common stock at February 15, 2016. Record owners included nominees holding at least 445,000 shares of Class A common stock and 1,245,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in 2015. However, on June 30, 2014, we exchanged approximately 1.62 million shares of Graham Holdings Company common stock for WPLG, Inc., whose assets included 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock. The Berkshire shares are reflected as treasury stock in our Consolidated Financial Statements.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per-share data)

	2015	2014	2013	2012	2011
Revenues:
Insurance premiums earned	$41,294	$41,253	$36,684	$34,545	$32,075
Sales and service revenues	107,001	97,097	92,993	81,447	71,226
Railroad, utilities and energy revenues	40,004	40,690	34,757	32,582	30,839
Interest, dividend and other investment income	5,235	5,026	4,934	4,532	4,788
Finance and financial products sales and service revenues and interest and dividend income	6,940	6,526	6,109	5,932	5,590
Investment and derivative gains/losses (1)	10,347	4,081	6,673	3,425	(830)

Total revenues	$210,821	$194,673	$182,150	$162,463	$143,688

Earnings:
Net earnings attributable to Berkshire Hathaway (1)	$24,083	$19,872	$19,476	$14,824	$10,254

Net earnings per share attributable to Berkshire Hathaway shareholders (2)	$14,656	$12,092	$11,850	$8,977	$6,215

Year-end data:
Total assets	$552,257	$525,867	$484,624	$427,252	$392,490
Notes payable and other borrowings:
Insurance and other	14,599	11,854	12,396	12,970	13,163
Railroad, utilities and energy	57,739	55,306	46,399	35,979	32,443
Finance and financial products	11,951	12,730	13,122	13,587	14,621
Berkshire Hathaway shareholders’ equity	255,550	240,170	221,890	187,647	164,850
Class A equivalent common shares outstanding, in thousands	1,643	1,643	1,644	1,643	1,651
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$155,501	$146,186	$134,973	$114,214	$99,860

(1)

Investment gains/losses include other-than-temporary impairment losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses were $6.7 billion in 2015, $3.3 billion in 2014, $4.3 billion in 2013, $2.2 billion in 2012 and $(521) million in 2011.

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

	2015	2014	2013
Insurance – underwriting	$1,162	$1,692	$1,995
Insurance – investment income	3,725	3,542	3,708
Railroad	4,248	3,869	3,793
Utilities and energy	2,132	1,882	1,470
Manufacturing, service and retailing	4,683	4,468	3,877
Finance and financial products	1,378	1,243	1,008
Investment and derivative gains/losses	6,725	3,321	4,337
Other	30	(145)	(712)

Net earnings attributable to Berkshire Hathaway shareholders	$24,083	$19,872	$19,476

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

Our insurance businesses generated after-tax earnings from underwriting of $1.2 billion in 2015, a decline of $530 million from 2014, which reflected rising claim costs at GEICO and lower earnings from our reinsurers, partially offset by increased earnings from our other primary insurance operations. In 2014, earnings from underwriting declined $303 million compared to 2013, which was primarily due to lower earnings from reinsurance.

Our railroad business generated a 9.8% increase in after-tax earnings in 2015 compared to 2014. Results in 2015 were positively impacted by improved service levels and lower fuel costs. Railroad earnings increased 2.0% in 2014 compared to 2013, although earnings were negatively impacted by various service-related challenges during the year.

After-tax earnings of our utilities and energy businesses in 2015 increased 13.3% over 2014, which increased 28.0% over 2013. Earnings in 2015 and 2014 benefitted from the inclusion of newly-acquired businesses (AltaLink beginning in December 2014 and NV Energy beginning in December 2013) and higher earnings from several of our other energy businesses.

After-tax earnings of our manufacturing, service and retailing businesses in 2015 increased 4.8% in the aggregate over 2014. In 2015, the positive impacts of business acquisitions and higher earnings from our building products businesses were partly offset by lower earnings from certain of our industrial products and service businesses. Earnings of our manufacturing, service and retailing businesses in 2014 increased 15.2% over 2013, reflecting the impact of bolt-on business acquisitions, earnings growth in certain operations and reductions in earnings attributable to noncontrolling interests.

After-tax investment and derivative gains/losses were approximately $6.7 billion in 2015, $3.3 billion in 2014 and $4.3 billion in 2013. In 2015, after-tax gains included a non-cash holding gain of approximately $4.4 billion that was realized in connection with our investment in Kraft Heinz common stock. In 2014, after-tax gains included approximately $2.0 billion related to the exchanges of Phillips 66 common stock and Graham Holdings Company common stock for a specified subsidiary of each of those companies. After-tax investment gains in 2013 included gains associated with the fair value increases of certain investment securities where unrealized gains or losses were reflected in periodic earnings. Derivative contracts contributed after-tax gains of $633 million in 2015, $329 million in 2014 and $1.7 billion in 2013. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

Management’s Discussion and Analysis (Continued)

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. We define pre-tax catastrophe losses in excess of $100 million from a single event or series of related events as significant. In 2015, we recorded estimated losses of $136 million in connection with a property loss event in China. In 2014, we did not incur any significant catastrophe losses. In 2013, we incurred pre-tax losses of $436 million related to two catastrophe events in Europe. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the liability estimates recorded as of year-end (approximately $73.1 billion). Accordingly, the unpaid loss estimates recorded as of December 31, 2015 may develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. Foreign currency exchange rates can be volatile and the resulting impact on our underwriting earnings can be relatively significant.

A key marketing strategy of our insurance businesses is the maintenance of extraordinary capital strength. A measure of capital strength is combined shareholders’ equity determined pursuant to statutory accounting rules (“Statutory Surplus”). Statutory Surplus of our insurance businesses was approximately $124 billion at December 31, 2015. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers. Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	2015	2014	2013
Underwriting gain attributable to:
GEICO	$460	$1,159	$1,127
General Re	132	277	283
Berkshire Hathaway Reinsurance Group	421	606	1,294
Berkshire Hathaway Primary Group	824	626	385

Pre-tax underwriting gain	1,837	2,668	3,089
Income taxes and noncontrolling interests	675	976	1,094

Net underwriting gain	$1,162	$1,692	$1,995

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet or over the telephone. This is a significant element in our strategy to be a low-cost auto insurer. In addition, we strive to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s underwriting results are summarized below. Dollars are in millions.

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Premiums written	$23,378		$20,962		$19,083

Premiums earned	$22,718	100.0	$20,496	100.0	$18,572	100.0

Losses and loss adjustment expenses	18,647	82.1	15,924	77.7	14,255	76.7
Underwriting expenses	3,611	15.9	3,413	16.6	3,190	17.2

Total losses and expenses	22,258	98.0	19,337	94.3	17,445	93.9

Pre-tax underwriting gain	$460		$1,159		$1,127

Premiums written and earned in 2015 increased 11.5% and 10.8%, respectively, over 2014. The increases in premiums reflected growth in voluntary auto policies-in-force (5.4%) and rate increases. Voluntary auto new business sales in 2015 exceeded 2014 by about 1%. In 2015, our voluntary auto policies-in-force grew by 707,000 policies.

In 2015, pre-tax underwriting gains were $460 million compared to $1.16 billion in 2014 and $1.13 billion in 2013. Throughout 2015, we experienced increases in claims frequencies and severities across all of our major coverages. Our loss ratio, which is the ratio of losses and loss adjustment expenses incurred to premiums earned, in 2015 was 82.1% compared to 77.7% in 2014. As a result, we continue to implement premium rate increases where necessary.

Losses and loss adjustment expenses incurred in 2015 increased $2.7 billion (17.1%) over 2014. Claims frequencies (claim counts per exposure unit) in 2015 increased in all major coverages over 2014, including property damage and collision coverages (three to five percent range), bodily injury coverage (four to six percent range) and personal injury protection (PIP) coverage (one to two percent range). Average claims severities were also higher in 2015 for property damage and collision coverages (four to five percent range), bodily injury coverage (six to seven percent range) and PIP coverage (two to four percent range). We believe that increases in miles driven, repair costs (parts and labor) and medical costs, as well as weather conditions contributed to the increases in frequencies and severities.

Underwriting expenses in 2015 increased 5.8% to $3.6 billion. The largest components of underwriting expenses are employee-related costs (salaries and benefits) and advertising. During 2015, these costs grew at a slower rate than premiums. As a result, our expense ratio (the ratio of underwriting expenses to premiums earned) in 2015 declined 0.7 percentage points compared to 2014.

Premiums written and earned in 2014 increased $1.88 billion (9.8%) and $1.92 billion (10.4%), respectively, compared to premiums written and earned in 2013. These increases were attributable to an increase in voluntary auto policies-in-force of 6.6% and increased average premium per policy. Voluntary auto new business sales increased about 1.8% in 2014 as compared to 2013 and voluntary auto policies-in-force increased 821,000 policies during 2014.

Losses and loss adjustment expenses incurred in 2014 increased $1.7 billion (11.7%) to $15.9 billion. In 2014, claims frequencies for property damage and collision coverages increased in the three to four percent range over 2013, partially due to more severe winter weather in the first quarter of 2014. Claims frequencies for bodily injury coverage increased about one percent, while frequencies for personal injury protection decreased three to four percent. Physical damage severities increased one to two percent in 2014 and bodily injury severities decreased in the one to two percent range from severities in 2013. Overall, personal injury protection severities were relatively unchanged although we experienced relatively large, but offsetting, changes by jurisdiction.

Underwriting expenses in 2014 increased $223 million (7.0%) to $3.4 billion. The increase reflected the increased policy acquisition costs to generate the growth in policies-in-force and increased other operating expenses.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

General Re

General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through Germany-based General Reinsurance AG and other wholly-owned affiliates. Property and casualty reinsurance is also written in broker markets through Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. In 2015, we changed the allocation of certain underwriting expenses related to a global systems implementation project among our business units. There was no impact on consolidated results. Prior year amounts were reclassified to conform to current year presentations. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums written			Premiums earned			Pre-tax underwriting gain (loss)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Property/casualty	$2,725	$3,257	$2,972	$2,805	$3,103	$3,007	$150	$204	$171
Life/health	3,165	3,161	2,991	3,170	3,161	2,977	(18)	73	112

	$5,890	$6,418	$5,963	$5,975	$6,264	$5,984	$132	$277	$283

Property/casualty

In 2015, property/casualty premiums written declined $532 million (16%), while premiums earned decreased $298 million (10%), as compared to 2014. Adjusting for changes in foreign currency exchange rates, premiums written and earned in 2015 declined 9% and 2%, respectively, compared to 2014. Our premium volume declined in both the direct and broker markets worldwide. Insurance industry capacity remains high and price competition in most property/casualty reinsurance markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write substantially more business when more appropriate prices can be attained relative to the risks assumed.

Our property/casualty business produced pre-tax underwriting gains of $150 million in 2015 and $204 million in 2014. In 2015, our property business generated pre-tax underwriting gains of $289 million compared to $445 million in 2014. The comparative decrease in underwriting gains from property business was driven by an increase in the current accident year loss ratio, reflecting a relative increase in reported losses. The property results in 2015 included estimated incurred losses of $50 million from an explosion in Tianjin, China. There were no significant catastrophe losses during 2014. Our property business results in both years benefitted from reductions of estimated losses for prior years’ exposures. The timing and magnitude of catastrophe and large individual losses can produce significant volatility in our periodic underwriting results.

In 2015 and 2014, our casualty/workers’ compensation business produced pre-tax underwriting losses of $139 million and $241 million, respectively. Underwriting results in each year included net losses on current year business, driven by our prudent reserving philosophy that reflects the inherent uncertainty in long-tail exposures. These losses were partially offset by gains from reductions of estimated losses on prior years’ business of $150 million in 2015 and $123 million in 2014, which were net of recurring charges for discount accretion on workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Premiums written and earned in 2014 increased $285 million (9.6%) and $96 million (3.2%), respectively, compared to 2013. Adjusting for changes in foreign currency exchange rates, premiums written and earned in 2014 increased 8% and 3%, respectively, reflecting increases in treaty participations as well as growth in our facultative and primary casualty businesses.

Our property/casualty business produced pre-tax underwriting gains of $204 million in 2014 and $171 million in 2013. Our property business generated pre-tax underwriting gains of $445 million in 2014 and $140 million in 2013. Underwriting results in 2013 included $400 million of catastrophe losses primarily attributable to a hailstorm ($280 million) and floods ($120 million) in Europe. In both 2014 and 2013, property results benefitted from reductions of estimated ultimate losses for prior years’ exposures. The favorable development in each period was primarily attributable to lower than expected losses reported from ceding companies.

Our casualty/workers’ compensation business produced pre-tax underwriting losses of $241 million in 2014 and underwriting gains of $31 million in 2013. Casualty/workers’ compensation underwriting results included gains from reductions of estimated ultimate losses on prior years’ business of $123 million in 2014 and $354 million in 2013, which included charges related to discount accretion on workers’ compensation liabilities and amortization of deferred charges pertaining to retroactive reinsurance contracts.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Life/health

In 2015, life/health premiums written and earned were relatively unchanged from 2014. However, adjusting for changes in foreign currency exchange rates, premiums earned in 2015 increased $266 million (8%) as compared to 2014. In 2015, life business increased across a number of non-U.S. markets, particularly in Canada and Asia.

Our life/health business produced aggregate pre-tax underwriting losses in 2015 of $18 million compared to gains of $73 million in 2014. In 2015, our North American long-term care business generated increased underwriting losses of $77 million compared to 2014 due primarily to increased reserves from estimated premium deficiencies. Also we experienced higher frequency and severity of losses in North American individual life business, which were partially offset by increased underwriting gains from international life business.

Premiums written and earned in 2014 increased $170 million (5.7%) and $184 million (6.2%), respectively, compared to 2013. Adjusting for changes in foreign currency exchange rates, premiums earned in 2014 increased 8% over 2013, which primarily derived from life business across a number of non-U.S. markets.

Our life/health operations produced pre-tax underwriting gains of $73 million in 2014 compared to $112 million in 2013. In 2014, we increased benefit liabilities by approximately $50 million as a result of reducing discount rates for certain European long-term care and disability business. In 2014, we also experienced increased frequency and severity of claims in Australian disability business.

Berkshire Hathaway Reinsurance Group

BHRG underwrites excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide, including property catastrophe insurance and reinsurance. The timing and magnitude of catastrophe losses can produce extraordinary volatility in the periodic underwriting results. Occasionally, BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events arising under property/casualty coverages. BHRG’s underwriting activities also include life reinsurance and periodic payment annuity businesses. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums written			Premiums earned			Pre-tax underwriting gain (loss)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Property/casualty	$4,702	$4,097	$4,768	$4,416	$4,064	$5,149	$944	$1,411	$1,248
Retroactive reinsurance	5	3,371	328	5	3,371	328	(469)	(632)	(333)
Life and annuity	2,786	2,681	3,309	2,786	2,681	3,309	(54)	(173)	379

	$7,493	$10,149	$8,405	$7,207	$10,116	$8,786	$421	$606	$1,294

Property/casualty

Premiums written and earned in 2015 increased $605 million (15%) and $352 million (9%), respectively, compared to 2014. These increases were primarily attributable to a new 10-year, 20% quota-share contract with Insurance Australia Group Ltd. (“IAG”), which became effective on July 1, 2015. Partially offsetting this increase were premium declines in property catastrophe, property quota-share and London facilities business. Our premium volume is generally constrained for most property/casualty coverages, and for property catastrophe coverages in particular as rates, in our view, are inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

The property/casualty business generated pre-tax underwriting gains in 2015 of $944 million compared to $1.4 billion in 2014. In 2015, we incurred losses of $86 million from an explosion in Tianjin, China. There were no significant catastrophe losses in 2014. Underwriting results in 2015 included comparatively lower gains from property catastrophe reinsurance and the run off of prior years’ business.

Premiums earned in 2014 were $4.1 billion, a decline of $1.1 billion (21%) compared to 2013. Premiums earned in 2014 with respect to a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) declined $1.3 billion from premiums earned in 2013. The Swiss Re contract expired at the end of 2012 and is in run-off. Property catastrophe premiums earned in 2014 declined $113 million (14%) as compared to 2013. These declines were partially offset by increased premiums earned from property quota-share contracts.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty (Continued)

The property/casualty business generated pre-tax underwriting gains of $1.4 billion in 2014 compared to $1.2 billion in 2013. In each year, the underwriting gains were primarily attributable to our property business, which benefitted from relatively low loss ratios, and the favorable run-off of prior years’ business, including the Swiss Re contract.

Retroactive reinsurance

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. At the inception of a contract, deferred charge assets are recorded for the excess, if any, of the estimated ultimate losses payable over the premiums earned. Deferred charges are subsequently amortized over the estimated claims payment period based on estimates of the timing and amount of future loss payments. The original estimates of the timing and amount of loss payments are periodically analyzed against actual experience and revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included in periodic earnings.

Premiums earned from retroactive reinsurance contracts were not significant in 2015 or 2013, whereas premiums in 2014 included $3 billion from a single contract with Liberty Mutual Insurance Company (“LMIC”). Under the LMIC agreement, we reinsure substantially all of LMIC’s unpaid losses and allocated loss adjustment expense liabilities related to (a) asbestos and environmental claims from policies incepting prior to 2005 and (b) workers’ compensation claims occurrences arising prior to January 1, 2014, in excess of an aggregate retention of approximately $12.5 billion and subject to an aggregate limit of $6.5 billion.

Pre-tax underwriting losses from retroactive reinsurance policies were $469 million in 2015, $632 million in 2014 and $333 million in 2013. In each year, underwriting losses included deferred charge amortization and foreign currency transaction gains or losses associated with foreign currency denominated reinsurance liabilities of U.S.-based subsidiaries. In 2015 and 2014, foreign currency exchange rate movements produced decreases in liabilities, generating pre-tax gains of $150 million and $273 million, respectively. Foreign currency gains/losses were not significant in 2013.

Retroactive reinsurance underwriting results were also impacted during the last two years by increases in the estimated ultimate liabilities for contracts written in prior years, partially offset by increases in related deferred charge balances. The liability increases were approximately $550 million in 2015 and $825 million in 2014. In each year, the ultimate liability increases primarily related to asbestos and environmental exposures. We also re-estimated the timing of future payments of such liabilities as part of our actuarial analysis. The increase in ultimate liabilities, net of related deferred charge adjustments, produced incremental pre-tax underwriting losses of approximately $90 million in 2015 and $450 million in 2014.

Gross unpaid losses from retroactive reinsurance contracts were approximately $23.7 billion at December 31, 2015, $24.3 billion at December 31, 2014 and $17.7 billion at December 31, 2013. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.6 billion at December 31, 2015, $7.7 billion at December 31, 2014 and $4.25 billion at December 31, 2013. As of December 31, 2015, over 80% of unpaid losses and deferred charge balances were concentrated in six contracts.

Life and annuity

BHRG’s life and annuity underwriting results are summarized as follows (in millions).

	Premiums earned			Pre-tax underwriting gain (loss)
	2015	2014	2013	2015	2014	2013
Periodic payment annuity	$1,286	$1,105	$1,413	$(202)	$(197)	$(213)
Life reinsurance	1,481	1,555	191	(45)	(23)	336
Variable annuity guarantee	19	21	1,705	193	47	256

	$2,786	$2,681	$3,309	$(54)	$(173)	$379

Periodic payment annuity premiums in 2015 increased 16% compared with 2014, while premiums earned in 2014 declined 22% compared to 2013. Premiums earned in 2015 and 2013 included approximately $425 million and $470 million, respectively, from a single reinsurance contract written in each year. Annuity payments under these contracts are not expected to begin for several years.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life and annuity (Continued)

Periodic payment annuity contracts generated pre-tax underwriting losses of $202 million in 2015, $197 million in 2014 and $213 million in 2013. Generally, premiums under these contracts are received at inception and payments are made over time, often extending for decades. No gains or losses are recognized in earnings at the inception of these contracts. Periodic underwriting losses are primarily attributable to the recurring impact of the accretion of discounted annuity liabilities. Underwriting results in each year also included pre-tax gains from foreign currency exchange rate changes of $103 million in 2015 and $102 million in 2014 and pre-tax losses of $62 million in 2013. These gains/losses reflected changes in foreign currency denominated liabilities due to foreign currency exchange rate movements. Aggregate annuity liabilities were approximately $8.7 billion at December 31, 2015, $7.1 billion at December 31, 2014 and $5.7 billion at December 31, 2013.

In 2015, life reinsurance premiums declined $74 million (5%) compared to 2014. Pre-tax underwriting losses from the life reinsurance business in 2015 were $45 million, which included losses in connection with business that was terminated. In 2013, life reinsurance underwriting results included a one-time pre-tax gain of $255 million related to an amendment to a reinsurance contract, which resulted in the reversal of premiums earned, which was more than offset by the reversal of life benefits incurred and the release of the liabilities for future losses.

Our variable annuity business consists of contracts that provide guarantees on closed blocks of variable annuity business written by other insurers. Our initial contract was written in 2013 and produced premiums earned of $1.7 billion. The underwriting gains in each of the past three years reflect the impacts of changes in equity markets and interest rates which generally resulted in decreases in estimated liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in investment market conditions, which impact the underlying insured exposures.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: MedPro Group, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group (“NICO Primary”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to as Berkshire Hathaway Homestate Companies (“BHHC”), providers of commercial multi-line insurance, including workers’ compensation; Berkshire Hathaway Specialty Insurance (“BH Specialty”), which concentrates on providing large scale insurance solutions for commercial property and casualty risks; Applied Underwriters, a provider of integrated workers’ compensation solutions; Berkshire Hathaway GUARD Insurance Companies (“GUARD”), providers of workers’ compensation and commercial property and casualty insurance coverages to small and mid-sized businesses; and Central States Indemnity Company, a provider of credit and Medicare Supplement insurance.

Premiums earned in 2015 and 2014 increased by approximately $1.0 billion over the corresponding prior year. The increases were primarily attributable to volume increases from BH Specialty, NICO Primary, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $824 million in 2015, $626 million in 2014 and $385 million in 2013. Combined loss ratios were 57% in 2015 and 60% in 2014 and 2013. Overall, the claim environment over the past three years has been relatively favorable. However, these primary insurers write sizable amounts of liability and workers’ compensation business, which can have extended claim tails. It should not be assumed that the current claim experience or underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by investments held by our insurance operations follows. Amounts are in millions.

	2015	2014	2013
Interest income	$888	$1,009	$1,693
Dividend income	3,662	3,348	3,020

Investment income before taxes and noncontrolling interests	4,550	4,357	4,713
Income taxes and noncontrolling interests	825	815	1,005

Net investment income	$3,725	$3,542	$3,708

Management’s Discussion and Analysis (Continued)

Insurance—Investment Income (Continued)

Interest earned in 2015 declined $121 million (12%) from 2014, which declined $684 million (40%) from 2013. The reductions reflected the maturities and dispositions of fixed maturity securities with higher interest rates, including $4.4 billion par amount of Wrigley 11.45% subordinated notes as a result of the repurchase of those notes by the issuer in 2013. We also continue to hold significant cash and cash equivalent balances earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such balances.

Dividend income in 2015 increased $314 million (9%) versus 2014, while dividend income in 2014 exceeded 2013 by $328 million (11%). The increases reflected higher dividend rates for certain of our equity holdings and increased investment levels. Beginning in 2015, dividend income included income from our investment in Restaurant Brands International, Inc. 9% Preferred Stock ($3 billion stated value), which was acquired in December 2014.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $88 billion at December 31, 2015, $84 billion at December 31, 2014 and $77 billion at December 31, 2013. The cost of float was negative over the last three years as our insurance business generated pre-tax underwriting gains in each year.

A summary of cash and investments held in our insurance businesses as of December 31, 2015 and 2014 follows. Other investments include investments in The Dow Chemical Company, Bank of America Corporation and Restaurant Brands International, Inc. See Note 5 to the accompanying Consolidated Financial Statements. Amounts are in millions.

	December 31,
	2015	2014
Cash and cash equivalents	$43,762	$42,760
Equity securities	109,607	114,876
Fixed maturity securities	23,621	26,010
Other investments	15,998	16,346

	$192,988	$199,992

Fixed maturity investments as of December 31, 2015 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,370	$1	$3,371
States, municipalities and political subdivisions	1,578	69	1,647
Foreign governments	9,536	141	9,677
Corporate bonds, investment grade	5,484	381	5,865
Corporate bonds, non-investment grade	1,540	233	1,773
Mortgage-backed securities	1,129	159	1,288

	$22,637	$984	$23,621

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

Management’s Discussion and Analysis (Continued)

Railroad (“Burlington Northern Santa Fe”)

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America. BNSF operates approximately 32,500 route miles of track in 28 states and also operates in three Canadian provinces. BNSF’s major business groups are classified by type of product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized below (in millions).

	2015	2014	2013
Revenues	$21,967	$23,239	$22,014

Operating expenses:
Compensation and benefits	5,043	5,023	4,651
Fuel	2,656	4,478	4,503
Purchased services	2,546	2,592	2,418
Depreciation and amortization	2,001	2,123	1,973
Equipment rents, materials and other	2,018	2,021	1,812

Total operating expenses	14,264	16,237	15,357
Interest expense	928	833	729

	15,192	17,070	16,086

Pre-tax earnings	6,775	6,169	5,928
Income taxes	2,527	2,300	2,135

Net earnings	$4,248	$3,869	$3,793

Consolidated revenues during 2015 were approximately $22.0 billion, a decrease of $1.3 billion (5%), compared to 2014. Pre-tax earnings in 2015 were $6.8 billion, an increase of $606 million (10%) over 2014. Results in 2015 benefitted from significantly improved operating performance compared to substandard service during 2014. Our system velocity and on-time performance improved significantly in 2015. The operational improvements in 2015 reflected the capacity added in 2014 and 2015 through capital investments for line expansion, system improvement projects and additional equipment, other operational initiatives and more favorable winter weather conditions. Our total volume in 2015 was approximately 10.3 million cars/units. During the second half of 2015 and particularly in the fourth quarter, we experienced declining demand, especially in coal and certain industrial products categories. If conditions persist, we anticipate that volumes for these categories in 2016 may decline and our revenues and earnings may be lower than in 2015.

In 2015, the decrease in overall revenues reflected a 6% decline in average revenue per car/unit and a 0.1% decrease in volume. The decrease in average revenue per car/unit in 2015 was attributable to a 55% decline in fuel surcharges ($1.6 billion) versus 2014, primarily due to lower fuel prices. The impact of lower fuel surcharge revenues affected revenues of all product lines.

In 2015, freight revenues from industrial products decreased 11% from 2014 to $5.6 billion. The decrease reflected lower volumes for petroleum products, frac sand and steel products and lower average revenue per car/unit. With oil at low prices, we expect that volumes in 2016 will weaken compared to 2015. Freight revenues from agricultural products in 2015 increased 2% to approximately $4.2 billion as compared to revenues in 2014. The increase in 2015 was attributable to higher domestic grain shipments and milo exports.

Freight revenues in 2015 from coal decreased 7% to $4.6 billion compared to 2014. The revenue decline was primarily due to lower average rate per car. Coal volume increased 1% in 2015 primarily due to higher demand in the early part of the year as customers restocked coal inventories. We currently believe that utility coal inventories are relatively high and there is increased usage of other fuel sources in generating electricity. As a result, we expect lower coal volume in 2016.

Freight revenues from consumer products in 2015 were $6.6 billion, a decline of 6% from 2014. The revenue decline reflected lower average revenue per car/unit, partially offset by volume increases of 1%. In the first quarter of 2015, we experienced a decline in international intermodal volume attributable to diversions of freight from U.S. West Coast ports to other import gateways as a result of the port productivity slow-down from port labor disruptions. Over the remainder of 2015, we experienced increased volume, as port productivity improvements allowed the backlog to clear, and also from higher demand.

Management’s Discussion and Analysis (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Operating expenses in 2015 were $14.3 billion, a decrease of $2 billion (12%) compared to 2014. In 2015, the ratio of operating expenses to revenues declined 4.9 percentage points to 64.9% as compared to 2014. Compensation and benefits expenses were relatively flat versus 2014. In response to weakening customer demand in the latter half of 2015, employment levels were reduced. Fuel expenses in 2015 declined $1.8 billion (41%) compared to 2014, reflecting significantly lower average fuel prices, improved efficiency and lower gross ton miles volume. In 2015, depreciation and amortization expense decreased $122 million (6%) compared to 2014 as a result of lower capitalized software amortization expenses, partially offset by increased depreciation expense attributable to increased levels of railroad assets in service.

Interest expense in 2015 was $928 million, an increase of $95 million (11%) compared to 2014. Interest expense in 2014 was $833 million, an increase of $104 million (14%) compared to 2013. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. In each period, the increased interest expense resulted from higher average outstanding debt.

Consolidated revenues in 2014 were approximately $23.2 billion, representing an increase of $1.2 billion (5.6%) over 2013. The overall increase in revenues reflected a 1.8% increase in cars/units handled and a 3.5% increase in average revenue per car/unit. In 2014, our combined volume was approximately 10.3 million cars/units.

Our rail operations were negatively affected by severe winter weather conditions during the first quarter of 2014, particularly in the Northern U.S. service territory, and from various other service issues throughout 2014. These issues resulted in slower average speeds on our system and negatively impacted volumes and revenues of each of our business groups. We experienced improvement in operating performance and freight volumes over the fourth quarter of 2014.

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

Operating expenses in 2014 were $16.2 billion, an increase of $880 million (6%) over 2013. A significant portion of this increase was due to increased costs related to severe weather issues and service-related challenges. Compensation and benefits expenses increased $372 million (8%) in 2014 as compared with 2013, primarily due to increased employment levels, and to a lesser extent, wage inflation and higher overtime. Fuel expenses were relatively unchanged compared to 2013. The favorable impact from lower average fuel prices was largely offset by higher volumes. Depreciation and amortization expense increased $150 million (8%) as a result of additional assets in service. Equipment rents, materials and other expenses increased $209 million (12%) compared to 2013 as a result of higher crew transportation and other travel costs, and increased costs of utilities.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy, which was acquired in December 2013. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE acquired AltaLink, L.P. (“AltaLink”), a regulated electricity transmission-only business in Alberta, Canada, on December 1, 2014. BHE also owns two domestic regulated interstate natural gas pipeline companies. In addition, BHE operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and one of the largest franchise networks in the United States.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

The rates our regulated businesses charge customers for energy and services are based, in large part, on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. Revenues and earnings of BHE are summarized below. Amounts are in millions.

	Revenues			Earnings
	2015	2014	2013	2015	2014	2013
PacifiCorp	$5,279	$5,315	$5,215	$1,026	$1,010	$982
MidAmerican Energy Company	3,459	3,818	3,453	314	298	230
NV Energy	3,382	3,279	(36)	586	549	(58)
Northern Powergrid	1,141	1,284	1,026	460	527	362
Natural gas pipelines	1,018	1,093	971	401	379	385
Other energy businesses	1,416	664	292	372	236	62
Real estate brokerage	2,536	2,161	1,822	191	139	139

	$18,231	$17,614	$12,743

Earnings before corporate interest and income taxes (“EBIT”)				3,350	3,138	2,102
Corporate interest				499	427	296
Income taxes and noncontrolling interests				719	829	336

Net earnings attributable to Berkshire Hathaway shareholders				$2,132	$1,882	$1,470

PacifiCorp

PacifiCorp operates a regulated utility business in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in 2015 declined $36 million (1%) compared to 2014. In 2015, wholesale and other revenues declined $129 million, principally due to lower wholesale prices and volumes and lower renewable energy credit revenue, while retail revenues increased compared to 2014, reflecting higher average rates partially offset by slightly lower loads.

In 2015, EBIT increased $16 million (2%) compared to 2014. In 2015, gross margins (operating revenues less cost of sales) increased $109 million versus 2014, as energy costs declined more than revenues. In 2015, the increase in gross margins was substantially offset by increased depreciation and amortization expense ($35 million) due to increased plant-in-service, lower allowances for equity funds used during construction ($18 million) and the impact of the recognition in 2014 of expected insurance recoveries on fire losses.

Revenues in 2014 were $5.3 billion, an increase of $100 million (2%) compared to revenues in 2013. In 2014, revenues increased primarily due to higher retail rates and wholesale prices, partially offset by lower retail customer load. EBIT were $1.0 billion, an increase of $28 million (3%) over 2013. The increase in EBIT reflected the impact of the increase in operating revenues and the recognition of estimated insurance recoveries from a fire loss in 2014 (as compared to a reduction in 2013 EBIT from charges related to the fire), partially offset by increased energy costs and higher depreciation expense. The increase in depreciation expense reflected the impact of changes in depreciation rates and higher plant-in-service, including a new generation facility.

MidAmerican Energy Company

MEC operates a regulated utility business primarily in Iowa and Illinois. In 2015, MEC’s revenues declined $359 million (9%) from 2014. In 2015 regulated natural gas revenues declined $335 million, which was primarily attributable to lower average per-unit cost of gas sold, which is substantially offset in lower cost of sales. Regulated electric revenues in 2015 increased slightly over 2014, primarily due to higher retail rates in Iowa and higher loads, partially offset by lower average wholesale prices. The increases in Iowa regulated electric rates are attributable to higher retail rates and changes in rate structure approved in August 2014, which results in a greater differential between higher rates from June to September and lower rates in the remaining months.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

MidAmerican Energy Company (Continued)

MEC’s EBIT in 2015 increased $16 million (5%) compared to 2014, reflecting an increase in gross margins ($97 million), partially offset by increases in depreciation expense from new wind generation and other plant-in-service ($56 million), interest expense ($17 million), and lower allowances for equity funds used during construction ($19 million). The increase in gross margins derived primarily from the regulated electric business, which benefitted from the aforementioned changes in Iowa rates and rate structure and lower fuel and purchased power costs.

Revenues in 2014 increased $365 million (11%) to $3.8 billion, reflecting increases from regulated natural gas ($172 million), regulated electric ($55 million) and nonregulated revenues ($122 million). The increase in regulated natural gas revenues was driven by higher per-unit natural gas costs, which are recovered from customers via adjustment clauses, and higher volume. The increase in regulated electric revenues was primarily due to increased retail rates. The increase in nonregulated revenues was due to higher natural gas and electricity prices and higher electricity volumes, partly offset by lower natural gas volumes. EBIT were $298 million in 2014, an increase of $68 million (30%) compared to 2013. The comparative increase in EBIT was primarily due to increased earnings from the regulated electric business, reflecting the impact of higher revenues and lower depreciation and amortization expense due to the impact of depreciation rate changes, partially offset by increased energy and operating costs.

NV Energy

BHE acquired NV Energy on December 19, 2013, and its results are included in our consolidated results beginning as of that date. NV Energy operates electric and natural gas utilities in Nevada. Revenues and EBIT in 2015 were $3.4 billion and $586 million, respectively, representing increases of $103 million (3%) and $37 million (7%), respectively, over 2014. The increase in revenues was due primarily to higher retail electric revenues reflecting increased customers and higher loads. The increase in EBIT was attributable to an increase in gross margins ($82 million) and lower interest expense ($22 million), partially offset by increased depreciation and amortization ($31 million) and higher other operating expenses, including increased energy efficiency costs. For the December 19 through December 31, 2013 period, NV Energy’s results reflected one-time customer refunds, acquisition costs and other charges arising from the acquisition.

Northern Powergrid

Revenues in 2015 declined $143 million (11%) versus 2014, reflecting the adverse impact of the stronger U.S. Dollar ($90 million) and comparatively lower distribution revenues. The decline in distribution revenues reflected lower rates due mainly to the new price control period effective April 1, 2015. In 2015, EBIT declined $67 million (13%) compared to 2014, reflecting the adverse effects of the stronger U.S. Dollar and lower distribution revenues partially offset by lower interest expense ($13 million).

Revenues in 2014 increased $258 million (25%) and EBIT increased $165 million (46%) as compared to 2013. The increases were due mainly to increased distribution revenues in 2014 from increased rates and favorable regulatory provisions and from the impact of the weaker U.S. Dollar.

Natural Gas Pipelines

Revenues in 2015 declined $75 million (7%) versus 2014, which was primarily due to lower gas sales as a result of reduced system and operational balancing activities, partially offset by higher transportation revenues. In 2015, EBIT increased $22 million (6%) as compared to 2014, as decreased costs of gas sold and lower operating expenses more than offset the decline in revenues.

Revenues in 2014 increased $122 million (13%) compared to 2013. The increase reflected comparatively higher natural gas rates and volumes as a result of significantly colder weather conditions in the first quarter of 2014 in one of our pipeline company’s service territory and system rebalancing activities. EBIT in 2014 of $379 million were relatively unchanged from 2013, as the impact of higher revenues was offset by increased costs of gas sold, and higher system inspection, testing and maintenance costs.

Other energy businesses

Revenues of other energy businesses in 2015 increased $752 million (113%) over revenues in 2014, while EBIT increased $136 million (58%) versus 2014. Revenues and EBIT in 2015 reflect the acquisition of AltaLink on December 1, 2014. AltaLink’s revenues and EBIT in 2015 were $621 million and $170 million, respectively. The remaining increase in revenues was primarily due to an increase in solar capacity placed in service. Excluding the acquisition of AltaLink, the impact of higher revenues in 2015 was more than offset by higher operating, depreciation and interest expenses.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Other energy businesses (Continued)

Revenues and EBIT in 2014 from other energy businesses increased $372 million and $174 million, respectively, over revenues and EBIT in 2013. The increases were primarily attributable to increased revenues from new solar facilities as additional assets were placed in service and the acquisition of AltaLink on December 1, 2014.

Real estate brokerage

Real estate brokerage revenues and EBIT in 2015 increased 17% and 37%, respectively, compared to 2014. The revenue increase reflected comparative increases in closed transactions and average home prices and the impact of business acquisitions. The increase in EBIT in 2015 was primarily due to the increased revenues, net of commission expense, as well as a lower operating expense to revenue ratio as compared to 2014.

Revenues of the real estate brokerage businesses increased $339 million (19%) in 2014 as compared to 2013. The increase reflected the impact of revenues from acquired businesses, partially offset by lower revenues from existing operations, due to a 6% decline in closed units and lower franchise revenues. EBIT of $139 million in 2014 were unchanged from 2013 as the increase in EBIT from acquired businesses was offset by lower EBIT from existing businesses and higher operating expenses.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE. In 2015 and 2014, corporate interest expense increased over the corresponding prior year due to new borrowings in connection with the NV Energy and AltaLink acquisitions.

BHE’s consolidated effective income tax rates were approximately 16% in 2015, 23% in 2014 and 7% in 2013. In each year, BHE’s income tax rates reflect significant production tax credits from wind-powered electricity generation in the United States. BHE’s effective rates in 2015 and 2013 included the impact of reductions in deferred income tax liabilities as a result of enacted statutory income tax rate decreases in the United Kingdom and increased deferred state income tax benefits.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, retailing and service businesses follows. Amounts are in millions.

	Revenues			Earnings
	2015	2014	2013	2015	2014	2013
Manufacturing	$36,136	$36,773	$34,258	$4,893	$4,811	$4,205
Service and retailing	71,689	60,916	59,214	2,222	1,981	1,955

	$107,825	$97,689	$93,472

Pre-tax earnings				7,115	6,792	6,160
Income taxes and noncontrolling interests				2,432	2,324	2,283

				$4,683	$4,468	$3,877

Manufacturing

Our manufacturing group includes a variety of businesses that produce industrial, building and consumer products. Our industrial products businesses include specialty chemicals (The Lubrizol Corporation), metal cutting tools/systems (IMC International Metalworking Companies), equipment and systems for the livestock and agricultural industries (CTB International), and a variety of industrial products for diverse markets (Marmon and Scott Fetzer). Our building products businesses include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore), and residential and commercial construction and engineering products and systems (MiTek). Our

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

consumer products businesses include leisure vehicles (Forest River), six apparel and footwear operations (led by Fruit of the Loom, which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel), custom picture framing products (Larson Juhl) and jewelry products (Richline). A summary of revenues and pre-tax earnings of our manufacturing operations follows (in millions).

	Revenues			Pre-tax earnings
	2015	2014	2013	2015	2014	2013
Industrial products	$16,760	$17,622	$16,065	$2,994	$3,159	$2,777
Building products	10,316	10,124	9,640	1,167	896	846
Consumer products	9,060	9,027	8,553	732	756	582

	$36,136	$36,773	$34,258	$4,893	$4,811	$4,205

Aggregate revenues of our manufacturers were $36.1 billion in 2015, a decline of $637 million (2%) from 2014. Pre-tax earnings from manufacturing activities were $4.9 billion in 2015, an increase of $82 million (2%) versus 2014. In 2015, operating results of our industrial products and consumer products businesses were generally lower than earnings in 2014. Earnings of our building products businesses were higher than in 2014.

Industrial products

Revenues in 2015 of our industrial products manufacturers declined $862 million (5%) versus 2014. The foreign currency translation impact of a stronger U.S. Dollar produced $782 million of the comparative revenue decline. In addition, commodity cost deflation in petroleum and metals used in certain of our products resulted in lower average selling prices, in particular for specialty chemicals, metal cutting tools, copper wire and plumbing products. Certain of our businesses experienced slowing customer demand over the last half of the year as the decline in oil prices and competitive pressures resulted in significantly lower sales volumes to customers in or related to the oil and gas industry. The negative effect of foreign currency translation and lower selling prices in 2015 was partially offset by the impact of bolt-on acquisitions by Lubrizol ($433 million).

Pre-tax earnings in 2015 of these businesses declined $165 million (5%) compared to 2014. The average pre-tax margin rate was 17.9% in 2015 and 2014. The comparative declines in earnings in 2015 reflected the adverse impact of the stronger U.S. Dollar, partially offset by earnings from bolt-on acquisitions, lower average commodity-based material costs, and actions taken in response to the slowing sales volumes previously referenced. Such actions address cost structures and exiting lower margin business. Our businesses expect soft market conditions in 2016 and expect to take additional actions as necessary, in response to further slowdowns in customer demand.

Revenues in 2014 increased approximately $1.6 billion (10%) in comparison to 2013. The increase in revenues reflected the impact of bolt-on acquisitions by Lubrizol and Marmon (approximately $1.3 billion). In 2014, we also experienced revenue growth in several business markets, most notably for the metal cutting tools and at certain Marmon business units (commercial trailer and aftermarket brake drum products and water treatment systems). These increases were substantially offset by revenue declines from certain other Marmon business units due to lower copper prices and lower volumes in the electrical and plumbing products.

Pre-tax earnings in 2014 increased $382 million (14%) over 2013 and average pre-tax margins were 17.9% in 2014 and 17.3% in 2013. The increase in earnings in 2014 was primarily due to the impact of bolt-on acquisitions ($213 million), increased sales and cost savings and restructuring initiatives.

Building products

Revenues in 2015 of our building products manufacturers increased $192 million (2%) over 2014. In 2015, the revenue increase reflected sales volume increases at Shaw, Johns Manville and MiTek, as well as the impact of bolt-on business acquisitions. These revenue increases were partially offset by the adverse impact of foreign currency translation from a stronger U.S. Dollar ($165 million). Pre-tax earnings increased $271 million (30%) compared to 2014. The overall increase in earnings was primarily attributable to the aforementioned increases in revenues and lower average raw material and energy costs, partially offset by the negative impact of foreign currency translation and increased restructuring charges. Most of the comparative increases in earnings were generated by Shaw, Johns Manville and Benjamin Moore.

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Revenues in 2014 were approximately $10.1 billion, an increase of 5% over 2013. Johns Manville, Acme and MiTek produced revenue increases, which were primarily due to higher sales volume, as well as from the impact of bolt-on acquisitions ($150 million). Shaw’s revenues in 2014 were relatively unchanged from 2013, reflecting the impact of the closure of the rugs division in early 2014 and lower carpet sales, offset by higher sales of hard surface flooring products. Pre-tax earnings of the building products businesses increased 6% in 2014 as compared to 2013. With the exception of Shaw, our building products businesses generated increased earnings compared to 2013. Shaw’s earnings were lower due to comparatively higher raw material costs.

Consumer products

Revenues of our consumer products manufacturers were approximately $9.1 billion in 2015, relatively unchanged from 2014. In 2015, Forest River’s revenues increased $217 million (6%) over 2014, due to a 4% increase in unit sales and increased average prices. Apparel revenues declined $157 million (4%) compared to 2014. In 2015, the decline in apparel revenues was attributable to generally lower sales volumes compared to 2014 and the negative impact of foreign currency translation as a result of a stronger U.S. Dollar ($113 million).

Pre-tax earnings declined $24 million in 2015 (3%) compared to 2014. The decline was primarily due to a pre-tax loss in 2015 from the disposition of an unprofitable operation within Fruit of the Loom and lower earnings from our footwear businesses, partially offset by higher earnings from Forest River.

Revenues were $9.0 billion in 2014, an increase of $474 million (6%) compared to 2013. The increase was driven by a 14% increase in Forest River’s revenues due to increased unit sales. Pre-tax earnings were $756 million in 2014, an increase of $174 million (30%) compared to 2013. The increase was primarily due to higher earnings from apparel businesses, and to a lesser extent, Forest River. Operating results of our apparel businesses benefitted from restructuring initiatives undertaken beginning in 2013, which included discontinuing unprofitable business, as well as from comparatively lower manufacturing and pension costs. The increase in Forest River’s earnings reflected the aforementioned increase in unit sales and lower unit manufacturing costs.

Service and retailing

Our service and retailing businesses are comprised of a large group of independently managed businesses engaged in a variety of activities. A summary of revenues and pre-tax earnings of these operations follows (in millions).

	Revenues			Pre-tax earnings
	2015	2014	2013	2015	2014	2013
Service	$10,201	$9,854	$8,996	$1,156	$1,202	$1,093
Retailing	13,265	4,422	4,288	564	344	376
McLane Company	48,223	46,640	45,930	502	435	486

	$71,689	$60,916	$59,214	$2,222	$1,981	$1,955

Service

Our service businesses offer fractional ownership programs for general aviation aircraft (NetJets) and high technology training to operators of aircraft (FlightSafety). We also distribute electronic components (TTI) and provide electronic distribution services of corporate news, multimedia and regulatory filings (Business Wire). We franchise and service quick service restaurants (Dairy Queen) and publish newspapers and other publications (Buffalo News and the BH Media Group). In June 2014, we acquired a television station operating in Miami, Florida (WPLG) and in December 2014, we acquired a third party logistics services business that primarily serves the petroleum and chemical industries (Charter Brokerage).

Revenues in 2015 increased $347 million (3.5%) as compared to 2014. The increase in revenues included a 5% increase in NetJets’ revenues and the impact of the acquisitions of Charter Brokerage and WPLG, partly offset by lower revenues from our newspapers. The increase in NetJets’ revenues was attributable to a 50% increase in aircraft sales, partially offset by lower operations revenue due primarily to lower fuel cost recoveries ($189 million) and unfavorable foreign currency effects ($105 million).

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Service (Continued)

Pre-tax earnings in 2015 declined $46 million compared to 2014. Earnings in 2015 were favorably impacted by the WPLG and Charter Brokerage acquisitions, which were more than offset by lower earnings from NetJets. Earnings declined at NetJets as the impact of increased aircraft sales margins was more than offset by increased personnel, aircraft subcontracting and maintenance expenses. A portion of the increase in personnel costs pertained to lump-sum payments made in connection with a collective bargaining agreement reached with our pilots in the fourth quarter.

Revenues in 2014 increased $858 million (9.5%) over 2013. The increase was primarily attributable to comparative increases generated by NetJets, FlightSafety and TTI. The revenue increase at NetJets reflected increased flight hours as well as increased fractional aircraft sales. The revenue increase at TTI was driven by higher unit volume and, to a lesser extent, by bolt-on acquisitions. The revenue increase at FlightSafety was primarily due to increased simulator training hours.

Pre-tax earnings in 2014 increased $109 million (10%) versus 2013, and was primarily attributable to the aforementioned increases in revenues. In addition, NetJets business benefitted from comparatively lower aircraft impairment and restructuring charges and financing expenses, partially offset by higher depreciation expense, maintenance costs and subcontracted flight expenses.

Retailing

Our retailing businesses include four distinct home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. In the first quarter of 2015, we acquired The Van Tuyl Group (now named Berkshire Hathaway Automotive or “BHA”) which included 81 auto dealerships located in 10 states. BHA sells new and pre-owned automobiles and offers repair and other related services and products, and includes two related insurance businesses, two auto auctions and a distributor of automotive fluid maintenance products.

Our other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, which makes and sells confectionary products through its retail stores and quantity order centers, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company, a direct retailer of party supplies, school supplies and toys and novelties. On April 30, 2015, we also acquired Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany.

Revenues of our retailing businesses in 2015 increased approximately $8.8 billion as compared to 2014. The increase reflected the impact of the BHA and Louis acquisitions, which contributed revenues of approximately $8.3 billion. Revenues of our home furnishings retailers in 2015 increased $572 million (24%) over 2014, driven by Nebraska Furniture Mart, which opened a new store in March of 2015, and from increases at R.C. Willey and Jordan’s. Retailing earnings increased $220 million in 2015 (64%) compared to 2014. The increase was primarily due to the impact of the BHA and Louis acquisitions.

Revenues in 2014 increased $134 million (3%), while pre-tax earnings declined $32 million (8.5%) compared to 2013. The earnings decline in 2014 was primarily attributable to lower earnings from Nebraska Furniture Mart, due primarily to start-up costs related to its new store, and Pampered Chef, due to a decline in sales.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery unit”) and to restaurants (“foodservice unit”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage unit”). The grocery and foodservice units are marked by high sales volume and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by any of its significant customers could have a significant adverse impact on McLane’s periodic revenues and earnings.

Revenues in 2015 increased $1.6 billion (3%) over 2014, reflecting revenue increases in the foodservice unit (6%), beverage unit (8%) and grocery unit (2%). Pre-tax earnings in 2015 increased $67 million (15%) versus 2014. Pre-tax earnings in 2015 included a gain of $19 million from the sale of a subsidiary and otherwise benefitted from lower fuel and trucking costs.

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

Revenues in 2014 increased $710 million (1.5%) compared to 2013, primarily due to revenue increases in the foodservice unit (7%) and beverage unit (11%). Pre-tax earnings in 2014 declined $51 million (10.5%) from 2013. Earnings in 2013 included a pre-tax gain of $24 million from the sale of a logistics business. Before the impact of this gain, earnings decreased 6% compared to 2013. The decline reflected slightly higher earnings from the grocery unit and beverage unit, which were more than offset by lower earnings from the foodservice unit. In 2014, our foodservice unit experienced higher processing costs and higher other operating costs which more than offset the increase in revenues.

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

	Revenues			Earnings
	2015	2014	2013	2015	2014	2013
Manufactured housing and finance	$3,576	$3,310	$3,199	$706	$558	$416
Transportation equipment leasing	2,540	2,427	2,180	909	827	704
Other	848	789	731	471	454	444

	$6,964	$6,526	$6,110

Pre-tax earnings				2,086	1,839	1,564
Income taxes and noncontrolling interests				708	596	556

				$1,378	$1,243	$1,008

Manufactured housing and finance

Revenues and pre-tax earnings in 2015 increased $266 million (8%) and $148 million (27%), respectively, compared to 2014. The revenue increase was primarily due to a 9% increase in home unit sales. The increase in earnings was primarily due to lower interest expense on borrowings, improved manufacturing results and relatively low delinquency rates and lower loss rates on loan foreclosures. The decline in interest expense was primarily due to lower interest rates and to a lesser extent lower average balances. As of December 31, 2015, approximately 95% of the installment loan portfolio was current in terms of payment status.

Revenues and pre-tax earnings in 2014 increased $111 million (3%) and $142 million (34%), respectively, compared to revenues and earnings in 2013. The increase in revenues was principally due to a 7% increase in homes sold over 2013. Earnings continued to benefit from lower loan loss provisions on installment loan portfolios, lower interest expense on borrowings and improved manufacturing results. The decline in loan loss provisions reflected fewer delinquencies and foreclosures, while the decline in interest expense was primarily due to lower rates.

Transportation equipment leasing

Transportation equipment leasing revenues in 2015 increased 5% compared to 2014. The increase reflected increased rail car lease rates, a larger fleet of rail/tank cars, higher volumes in our Australian crane business, increased over-the-road trailers on lease and gains on dispositions of trailers. These increases were partially offset by unfavorable foreign currency exchange effects attributable to a stronger U.S. Dollar and lower volumes in our North American crane leasing business due to declines in oil drilling activity. On September 30, 2015, UTLX acquired approximately 25,000 tank cars from General Electric Company’s leasing unit for a total purchase price of approximately $1.0 billion. On December 31, 2015, UTLX also completed the acquisition of several railcar repair and maintenance facilities, which will further enhance its full-service leasing, repair and maintenance network.

Pre-tax earnings in 2015 increased $82 million (10%) over 2014. The increase was primarily attributable to the positive impact of the revenue growth discussed above, which more than offset the unfavorable impact of foreign currency translation and higher railcar repair and warranty costs and depreciation expense attributable to a larger fleet size. A significant portion of the transportation leasing business costs such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Management’s Discussion and Analysis (Continued)

Finance and Financial Products (Continued)

Transportation equipment leasing (Continued)

Revenues and pre-tax earnings in 2014 from our transportation equipment leasing businesses were $2.4 billion and $827 million, respectively, which exceeded revenues and pre-tax earnings in 2013 by 11% and 17%, respectively. The earnings increase reflected a 9% increase in aggregate lease revenues, primarily due to increased units on lease and higher lease rates for railcars.

Other

Other earnings from finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. In 2015, the increase in other earnings compared to 2014 reflected increased earnings from investment securities and CORT, partially offset by lower earnings from Berkadia. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund installment loans made by Clayton Homes and debt guarantee fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guarantee fees and interest rate spreads charged to Clayton Homes and NetJets were $63 million in 2015, $70 million in 2014, and $89 million in 2013.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2015	2014	2013
Investment gains/losses	$9,399	$4,272	$4,293
Other-than-temporary impairments	(26)	(697)	(228)
Derivative gains/losses	974	506	2,608

Gains/losses before income taxes and noncontrolling interests	10,347	4,081	6,673
Income taxes and noncontrolling interests	3,622	760	2,336

Net gains/losses	$6,725	$3,321	$4,337

Investment gains/losses

Investment gains/losses arise primarily from the sale, redemption or exchange of investments or when investments are carried at fair value with the periodic changes in fair values recorded in earnings. The timing of gains or losses can have a material effect on periodic earnings. Investment gains and losses included in earnings usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Pre-tax investment gains in 2015 included non-cash holding gains related to our investment in Kraft Heinz of $6.8 billion, as well as net gains from dispositions of equity and fixed maturity securities of approximately $2.5 billion. In connection with its acquisition of Kraft Foods on July 2, 2015, Kraft Heinz issued new shares of its common stock in exchange for the outstanding shares of Kraft Foods common stock, thus reducing Berkshire’s ownership interest in Kraft Heinz by approximately 50%. Under the equity method of accounting, such transactions are treated by the investor as if it sold a portion of its interests. For additional information see Note 6 to our Consolidated Financial Statements.

Pre-tax investment gains in 2014 were $4.3 billion, which included gains of approximately $2.1 billion realized in connection with the exchanges of common stock of Phillips 66 and Graham Holdings Company for 100% of the common stock of a specified subsidiary of each of those companies. Each exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are payable on the excess of the fair value of the businesses received over the tax-basis of the common stock of Phillips 66 and Graham Holdings Company exchanged.

Management’s Discussion and Analysis (Continued)

Investment and Derivative Gains/Losses (Continued)

Investment gains/losses (Continued)

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

Other-than-temporary impairments (“OTTI”)

OTTI charges in 2015 were not significant and in 2014 were $697 million, which predominantly related to our investments in equity securities of Tesco PLC. OTTI charges in 2013 related to our investments in Texas Competitive Electric Holdings bonds. Although we have periodically recorded OTTI charges in earnings in past years, we continue to hold some of those securities. If the market values of those investments increase following the date OTTI charges are recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI charges does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of December 31, 2015 and 2014, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were approximately $3.4 billion and $1.2 billion, respectively. We have concluded that as of December 31, 2015, these unrealized losses were not other than temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets.

In 2015, equity index put option contracts produced pre-tax gains of approximately $1.0 billion, which were primarily attributable to the impact of a stronger U.S. Dollar and shorter remaining durations. As of December 31, 2015, the intrinsic value of these contracts was approximately $1.1 billion and the fair value of our recorded liabilities was approximately $3.55 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, and will be based on the intrinsic value, as defined under the contracts. We have made no loss payments to date.

Our remaining credit default contract produced a pre-tax loss in 2015 of $34 million. The loss represents an increase in the estimated fair value of our recorded liabilities during the period, reflecting changes in credit spreads, interest rates and remaining durations of the underlying exposures. There were no loss payments over the three years ending December 31, 2015.

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

In 2013, derivative contracts generated pre-tax gains of $2.6 billion, including gains of $2.8 billion from equity index put option contracts and a loss of $213 million from our credit default contract. The gains from equity index put option contracts were due to changes in fair values of the contracts as a result of overall higher equity index values, favorable currency movements and modestly higher interest rate assumptions. The credit default contract loss was primarily attributable to wider credit spreads.

Management’s Discussion and Analysis (Continued)

Other

Other earnings includes corporate income (including income from our investments in Kraft Heinz) and expenses and income taxes not allocated to operating businesses. Our investments in Kraft Heinz generated earnings before allocated corporate taxes of $730 million in 2015, $694 million in 2014 and $146 million in 2013, which included significant dividends received on our Preferred Stock investment and equity method earnings on our common stock investment. Also included in other earnings are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense. These two charges (after-tax) aggregated $708 million in 2015, $682 million in 2014 and $514 million in 2013.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at December 31, 2015 was $255.6 billion, an increase of $15.4 billion since December 31, 2014. Net earnings attributable to Berkshire shareholders in 2015 were $24.1 billion, which was partially offset by approximately $8.8 billion of net losses in other comprehensive income primarily related to changes in unrealized investment appreciation and the impact of foreign currency translation.

At December 31, 2015, insurance and other businesses held cash and cash equivalents of $61.2 billion, and investments (excluding our investments in Kraft Heinz) of $152.2 billion. We used cash of approximately $4.9 billion in 2015 to fund business acquisitions. On July 1, 2015, Berkshire used cash of approximately $5.3 billion to acquire additional shares of Kraft Heinz common stock.

In 2015, Berkshire Hathaway parent company issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. During 2015, parent company senior notes of $1.7 billion matured and were repaid. Over the next twelve months, $1.05 billion of parent company senior notes will mature, including $300 million that matured in February 2016. Our various insurance and non-insurance businesses continued to generate significant cash flows from operations.

On January 29, 2016 we completed our acquisition of Precision Castparts Corp. (“PCC”). At that time, we acquired all outstanding PCC shares of common stock, other than the shares already owned (about 2.7 million shares or 1.96%), for aggregate consideration of approximately $32 billion. We funded the acquisition with a combination of cash on hand and $10 billion borrowed under a new 364-day revolving credit agreement. See Note 22 to the accompanying Consolidated Financial Statements. We currently expect to issue new term debt in 2016 and use the proceeds to repay the revolving credit loan.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion and there is no obligation to repurchase any shares. The program is expected to continue indefinitely. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program in 2015.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In 2015, aggregate capital expenditures of these businesses were approximately $11.6 billion, including $5.9 billion by BHE and $5.7 billion by BNSF. BNSF and BHE forecast additional aggregate capital expenditures of approximately $8.7 billion in 2016. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

Management’s Discussion and Analysis (Continued)

Financial Condition (Continued)

In 2015, BNSF issued $2.5 billion of senior unsecured debentures, consisting of $850 million of debentures due in 2025 and $1.65 billion of debentures due in 2045. In 2015, BNSF also issued $500 million of amortizing debt with a final maturity date of 2028, which is secured with locomotives. BNSF’s outstanding debt was approximately $21.7 billion as of December 31, 2015, an increase of $2.5 billion from December 31, 2014. Outstanding borrowings of BHE and its subsidiaries, excluding borrowings from Berkshire insurance subsidiaries, were approximately $36.0 billion as of December 31, 2015, relatively unchanged from December 31, 2014. In 2015, BHE issued debt of approximately $2.5 billion which was substantially offset by debt repayments and the effect of the stronger U.S. Dollar on its non-dollar denominated debt. BNSF and BHE aggregate debt and capital lease obligations maturing within the next twelve months are $2.5 billion. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BHE or BNSF or any of their subsidiaries.

Finance and financial products assets were approximately $39.0 billion as of December 31, 2015, an increase of approximately $5.5 billion since December 31, 2014, primarily due to an increase in cash and cash equivalents. Finance assets also include loans and finance receivables, equity securities and various types of equipment and furniture held for lease, including tank cars acquired from General Electric Company’s leasing unit on September 30, 2015 for approximately $1.0 billion.

Finance and financial products liabilities were approximately $17.2 billion as of December 31, 2015, a decrease of approximately $1.7 billion compared to December 31, 2014. The reduction in liabilities during 2015 was primarily attributable to a reduction in liabilities of derivative contracts and notes payable and other borrowings. Notes payable and other borrowings were approximately $11.95 billion as of December 31, 2015, a decline of $779 million compared to year-end 2014. As of December 31, 2015, notes payable included $10.7 billion of senior notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In 2015, $1.5 billion of BHFC debt matured and BHFC issued $1.0 billion of new floating rate senior notes of which $400 million mature in 2017 and $600 million mature in 2018. An additional $1.0 billion of BHFC senior notes mature within the next twelve months. The proceeds from the BHFC senior notes are used to fund loans originated and acquired by Clayton Homes. We currently intend to issue additional notes in 2016 through BHFC to fund a portion of assets held for lease of our rail tank car business, UTLX Company. The amount of debt to be issued and related maturities will be determined based on prevailing market conditions.

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

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are reflected in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertain to the acquisition of goods or services in the future, such as minimum rentals under operating leases and certain purchase obligations, and are not currently reflected in the financial statements. Such obligations will be recognized in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred were not included in the following table to the extent that such amounts are due within one year of the balance sheet date.

The timing and/or amount of the payments under certain contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates reflected in the table that follows. Most significantly, the timing and amount of payments arising under property and casualty insurance contracts are contingent upon the outcome of future claim settlement activities or events. In addition, obligations arising under life, annuity and health insurance benefits are contingent on future premiums, allowances, mortality, morbidity, expenses and policy lapse rates, as applicable. These amounts are based on the liability estimates reflected in our Consolidated Balance Sheet as of December 31, 2015. Although certain insurance losses and loss adjustment expenses and life, annuity and health benefits are ceded under reinsurance contracts, receivables recorded in the Consolidated Balance Sheet are not reflected in the table.

Management’s Discussion and Analysis (Continued)

Contractual Obligations (Continued)

A summary of contractual obligations as of December 31, 2015 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2016	2017-2018	2019-2020	After 2020
Notes payable and other borrowings, including interest	$133,247	$10,197	$21,009	$12,471	$89,570
Operating leases	8,738	1,347	2,199	1,680	3,512
Purchase obligations (1)	39,582	12,152	8,583	5,386	13,461
Losses and loss adjustment expenses (2)	74,723	15,229	16,448	9,472	33,574
Life, annuity and health insurance benefits (3)	27,128	1,287	184	357	25,300
Other (4)	43,604	32,258	470	1,758	9,118

Total	$327,022	$72,470	$48,893	$31,124	$174,535

(1)	Primarily obligations of BHE, BNSF and NetJets.

(2)	Before reserve discounts of $1,579 million.

(3)	Amounts represent estimated undiscounted benefits, net of estimated future premiums, as applicable.

(4)	Includes consideration payable in 2016 related to the PCC acquisition.

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

Property and casualty losses

A summary of our consolidated liabilities for unpaid property and casualty losses is presented in the table below. Amounts are in millions.

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014
GEICO	$13,743	$12,207	$12,752	$11,402
General Re	14,124	14,790	13,384	14,006
BHRG	35,413	35,916	27,064	27,420
Berkshire Hathaway Primary Group	9,864	8,564	8,950	7,761

Total	$73,144	$71,477	$62,150	$60,589

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed.

We record liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable for losses occurring on or before the balance sheet date. Except for certain workers’ compensation claims, all liabilities for unpaid property and casualty losses (referred to in this section as “gross unpaid losses”) are reflected in the Consolidated Balance Sheets without discounting for time value. The timing and amount of ultimate loss payments are contingent upon, among other things, the timing of claim reporting from insureds and cedants and the final determination of the loss amount through the loss adjustment process. A variety of techniques are used in establishing these liabilities and all techniques require significant judgments and assumptions. We utilize processes and techniques that are believed to best suit the underlying claims and available data.

As of any balance sheet date, recorded liabilities include provisions for reported claims (referred to as “case reserves”) and claims that have not been reported (referred to as incurred but not yet reported (“IBNR”) reserves). The time period between the loss occurrence date and settlement or payment date is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within a few years of occurrence. Casualty losses usually have longer claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations. The legal environment and judicial process further contributes to extending claim-tails.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

Reinsurance receivables are recorded for losses recoverable from third parties and are estimated in a manner similar to liabilities for insurance losses. Reinsurance receivables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders. Additional information regarding those processes and techniques of our significant insurance businesses (GEICO, General Re and BHRG) follows.

GEICO

GEICO predominantly writes private passenger auto insurance. GEICO’s gross unpaid losses and loss adjustment expense liabilities as of December 31, 2015 were $13.7 billion compared to $12.2 billion as of December 31, 2014.

GEICO’s claim reserving methodologies produce liability estimates based upon the individual claims (or a “ground-up” approach), which yield an aggregate estimate of the ultimate losses and loss adjustment expenses. The key assumptions affecting our reserve estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”).

We establish and evaluate unpaid loss liabilities using standard actuarial loss development methods and techniques. The significant components of recorded liabilities at December 31, 2015 included $9.7 billion of reported average, case and case development reserves and $4.0 billion of IBNR reserves. Our recorded liabilities are affected by the expected frequency and average severity of claims. We use statistical techniques to analyze historical claims data and adjust when appropriate to reflect perceived changes in loss patterns. We analyze claims data a number of ways, including by rated state, reporting date and occurrence date.

We establish average reserves for reported new auto damage and liability claims prior to the development of an individual case reserve. Average reserves represent our estimated liabilities for claims when our adjusters have insufficient time and information to make specific claim estimates and for a large number of relatively minor physical damage claims that are paid within a relatively short time after being reported. Aggregate average reserves are driven by the estimated average severity per claim and the number of new claims opened.

We generally establish individual liability claim case loss reserve estimates once the facts and merits of each claim are evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid to completely settle the claim, including expenses. Individual case reserves are revised over time as information becomes available.

Approximately 92% of GEICO’s claim liabilities as of December 31, 2015 related to automobile liability coverages, of which bodily injury (“BI”) coverage accounted for approximately 55%. Liability estimates for automobile liability coverages (such as BI, uninsured motorists, and personal injury protection) are more uncertain due to the longer claim-tails, the greater chance of protracted litigation, and the incompleteness of facts available at the time the case reserve is first established. Case reserves alone insufficiently measure the ultimate claim cost, so we establish additional case development reserve estimates, which are usually percentages of the case reserves. As of December 31, 2015, case development reserves averaged approximately 25% of the case reserves. Case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves and are reviewed and revised periodically.

For unreported claims, IBNR reserves are estimated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage. We use historical quarterly and monthly claim counts to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are deducted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of estimated unreported claims is then multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as new or changing legal precedents, class action suits or recent catastrophes. Consequently, we may establish supplemental IBNR reserves in these situations.

For significant coverages, we test the adequacy of the aggregate liabilities for unpaid losses using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.

Unpaid loss and loss adjustment expense liability estimates recorded at the end of 2014 developed downward by $147 million when reevaluated through December 31, 2015. The downward revisions produced a corresponding increase to pre-tax earnings in 2015, which was approximately 0.7% of earned premiums and 1.3% of prior year-end recorded net liabilities. In 2014, estimated liabilities for pre-2014 occurrences developed downward $386 million or 3.6% of net liabilities at December 31, 2013. Assumptions used to estimate liabilities at December 31, 2015 were modified as appropriate to reflect the most recent frequency and severity results. Future development of recorded liabilities will depend on whether actual frequency and severity are more or less than anticipated.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

We believe it is reasonably possible that the average BI severities will change by at least one percentage point from the severities used in establishing the recorded liabilities at December 31, 2015. We estimate that a one percentage point increase or decrease in BI severities would produce a $205 million increase or decrease in recorded liabilities, with a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to differ from expectations would likely also cause severities for other injury coverages to differ in the same direction.

GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining liabilities associated with such exposures are currently an immaterial component of GEICO’s aggregate reserves (approximately 1.0%).

General Re and BHRG

Liabilities for unpaid property and casualty losses and loss adjustment expenses of General Re and BHRG derive primarily from reinsurance contracts. In connection with reinsurance contracts, the nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage and the contractual reporting terms. Contract terms, conditions and coverages also tend to lack standardization and may evolve more rapidly than under primary insurance policies.

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

The timing of claim reporting to reinsurers is typically delayed compared to primary insurers. Periodic premium and claims reports are required from ceding companies. In the U.S., such reports are generally required at quarterly intervals ranging from 30 to 90 days after the end of the accounting period. Outside the U.S., reinsurance reporting practices vary. In certain countries, clients report annually, often 90 to 180 days after the end of the annual period. In some instances, reinsurers assume and cede parts of an underlying risk thereby creating multiple contractual intermediaries between General Re or BHRG and the primary insured. In these instances, the claim reporting delays can be compounded. The relative impact of reporting delays on the reinsurer may vary depending on the type of coverage, contractual reporting terms, and the magnitude of the claim relative to the attachment point of the reinsurance contract and for other reasons.

Premium and loss data is provided through at least one intermediary (the primary insurer), so there is a risk that the loss data reported to us is incomplete, inaccurate or the claim is outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Generally, BHRG and General Re are contractually permitted to access the ceding company’s books and records with respect to the subject business, thus providing the ability to audit the accuracy and completeness of the reported information.

In the normal course of business, disputes with clients occasionally arise concerning whether certain claims are covered under our reinsurance policies. We resolve most coverage disputes through the involvement of our claims personnel and the appropriate client personnel or through independent outside counsel. If disputes cannot be resolved, our contracts generally specify whether arbitration, litigation, or an alternative dispute resolution process will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on our consolidated results of operations or financial condition.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2015 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$6,937	Workers’ compensation (1)	$2,542
IBNR reserves	7,187	Auto liability	3,749

Gross unpaid losses and loss adjustment expenses	14,124	General liability and other casualty (2)	4,230
Ceded reinsurance receivables and deferred charges	(740)	Mass tort-asbestos/environmental	1,519

Net unpaid losses and loss adjustment expenses	$13,384	Property	2,084

		Total	$14,124

(1)	Net of discounts of $1,579 million.

(2)	Includes directors and officers, errors and omissions, medical malpractice and umbrella coverage.

General Re’s loss reserve estimation process is based upon a ground-up approach, beginning with case loss estimates and supplemented by additional case reserves (“ACRs”) and IBNR reserves. The critical processes involve the establishment of ACRs by claim examiners, the determination of expected ultimate loss ratios which drive IBNR reserve amounts and the comparison of incurred losses reporting trends to the expected loss reporting patterns by actuarial personnel. Recorded liabilities are subject to “tail risk” where reported losses develop beyond the expected loss emergence time period.

We do not routinely determine loss reserve ranges. We believe that the techniques necessary to make such determinations have not sufficiently developed to render meaningful estimates of such ranges.

Upon notification of a reinsurance claim from a ceding company, we independently evaluate loss amounts. In some cases, our estimates differ from amounts reported by ceding companies. If our estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, we establish ACRs above the amount reported by the ceding company. As of December 31, 2015, ACRs aggregated approximately $2.4 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. We also periodically conduct detailed claim reviews of individual clients and case reserves may be increased as a result.

We classify all loss and premium data into segments (“reserve cells”) primarily based on product (e.g., treaty, facultative and program), line of business (e.g., auto liability, property and workers’ compensation) and jurisdiction. For each reserve cell, premiums and losses are aggregated by accident year, policy year or underwriting year and analyzed over time. We internally refer to these loss aggregations as loss triangles, which serve as the basis for our IBNR reserve calculations. Globally, we review approximately 1,200 reserve cells.

We use loss triangles to determine the expected case loss emergence and development patterns for most coverages and, in conjunction with expected loss ratios by accident, policy or underwriting year, we calculate IBNR reserves. In instances where the historical loss data is insufficient, we may use loss emergence estimation formulae along with other loss triangles and actuarial judgment to determine loss emergence patterns. Factors affecting our loss development triangles include, but are not limited to, changes in the following: client claims practices; our use of ACRs or the frequency of client company claim reviews; policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits); loss trends, and legal trends that result in unanticipated losses. Collectively, these factors influence the selection of the expected loss emergence patterns.

We select expected loss ratios by reserve cell and by accident, policy or underwriting year based upon indicated ultimate loss ratios and forecasted losses obtained from aggregated pricing statistics. Indicated ultimate loss ratios are determined from the selected loss emergence pattern, reported losses and earned premiums. If the selected loss emergence pattern proves to be unreasonable, then the indicated ultimate loss ratios may be unreasonable, which can then impact the selected loss ratios and the IBNR reserve. Judgment is necessary in the analysis of indicated ultimate loss ratios and pricing statistics.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

General Re (Continued)

We estimate IBNR reserves by reserve cell using the expected loss emergence patterns and the expected loss ratios. The expected loss emergence patterns and expected loss ratios are the critical IBNR reserving assumptions and are updated annually. Once the annual IBNR reserves are determined, we estimate the expected case loss emergence for the upcoming calendar year, based on the prior year-end expected loss emergence patterns and expected loss ratios. The expected losses are then allocated into interim estimates that are compared to actual reported losses in the subsequent year. This comparison provides a test of the adequacy of prior year-end IBNR reserves and forms the basis for possibly changing IBNR reserve assumptions during the course of the year.

During 2015 and 2014, we reduced net losses for prior years’ occurrences by $410 million. These reductions produced corresponding increases in pre-tax earnings in each year.

In 2015, reported claims for prior years’ workers’ compensation losses were $178 million less than expected. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for maintaining IBNR reserves, which precipitated an increase of $78 million in nominal IBNR reserve. After adjusting for changes in reserve discounts, the net increase in workers’ compensation losses from prior years’ occurrences had a minimal impact on pre-tax earnings. To illustrate the sensitivity of these assumptions on significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected loss emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves of approximately $844 million and $487 million on a discounted basis at December 31, 2015. An increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for these assumptions to increase at these rates.

Other casualty and general liability reported losses (excluding mass tort losses) developed favorably in 2015 relative to expectations. However, casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year will continue in the future. For our significant other casualty and general liability reserve cells, we estimate that an increase of five points in the claim-tails of the expected loss emergence patterns and a five percent increase in expected loss ratios (one percent for large international proportional reinsurance reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $1.1 billion. This amount includes changes in assumptions used in certain U.K. motor annuity claims liabilities. We believe it is reasonably possible for these assumptions to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $1.1 billion.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected loss emergence patterns. For our large D&O and E&O reserve cells, an increase of five points in the tail of the expected loss emergence pattern (for those cells where loss emergence patterns are considered) and an increase of five percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $72 million. We believe it is reasonably possible for these assumptions to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge. Mass tort net claims paid in 2015 were $83 million and we increased ultimate loss estimates for such claims by $87 million. In addition to the previously described methodologies, we consider “survival ratios” based on average net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. Our survival ratio was approximately 15.1 years as of December 31, 2015 and 14.9 years as of December 31, 2014. The reinsurance industry’s survival ratio for asbestos and pollution liabilities was approximately 14.0 years as of December 31, 2014.

In 2015, reported claims for prior years’ property loss events were less than expected and we reduced our estimated ultimate liabilities by $260 million. However, the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2015 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,634	$2,606	$4,240
IBNR reserves	2,736	4,705	7,441
Retroactive reinsurance	—	23,732	23,732

Gross unpaid losses and loss adjustment expenses	$4,370	$31,043	35,413

Deferred charges and ceded reinsurance receivables			(8,349)

Net unpaid losses and loss adjustment expenses			$27,064

In general, we use a variety of actuarial methodologies to establish unpaid losses and loss adjustment expense liabilities. Certain methodologies, such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques, are utilized, as well as ground-up techniques when appropriate.

A large percentage of BHRG’s aggregate reserves derive from retroactive reinsurance contracts. Gross unpaid losses and loss adjustment expenses with respect to such contracts were approximately $23.7 billion at December 31, 2015, and were predominately for casualty or liability coverages. Retroactive reinsurance policies relate to loss events occurring before a specified date on or before the contract date and include excess-of-loss contracts, in which losses above a contractual retention are indemnified and contracts that indemnify losses paid by the counterparty immediately after the policy effective date. These contracts may include significant exposures to asbestos, environmental and other latent injury claims.

The classification “reported case reserves” has no practical analytical value with respect to our retroactive policies. We review and establish loss reserve estimates in the aggregate by individual contract, considering exposure and development trends.

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

BHRG’s liabilities under retroactive reinsurance include estimated liabilities for environmental, asbestos and latent injury losses of approximately $12.4 billion at December 31, 2015. We do not receive consistently reliable information regarding asbestos, environmental and latent injury claims data from all ceding companies, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates are developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Legal reform and legislation could also have a significant impact on the ultimate liabilities for mass tort claims.

We increased ultimate liabilities for prior years’ retroactive reinsurance contracts by approximately $550 million in 2015. The increases primarily related to asbestos and environmental risks assumed. The increase, net of deferred charge balances adjustments related to changes in estimated timing and amount of remaining unpaid liabilities, produced charges to pre-tax earnings of approximately $90 million. We paid losses and loss adjustment expenses of approximately $1.2 billion in 2015 with respect to our retroactive reinsurance contracts.

We currently believe that maximum losses payable under our retroactive policies will not exceed approximately $40 billion due to the aggregate contract limits that are applicable to most of these contracts. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we also currently believe it unlikely that our reported year end 2015 gross unpaid losses of $23.7 billion will develop upward to the maximum loss payable or downward by more than 15%.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

Gross unpaid losses and loss adjustment expense liabilities related to property and casualty contracts, other than retroactive reinsurance, were approximately $11.7 billion as of December 31, 2015 and consisted of traditional property and casualty coverages written primarily under excess-of-loss and quota-share treaties, and to a lesser extent, under individual risk contracts. These coverages included catastrophe and aviation contracts that periodically generate low frequency/high severity losses. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

Under most of our non-catastrophe property and casualty treaties, liabilities for unpaid losses and loss adjustments expenses are generally based upon loss estimates reported by ceding companies and IBNR reserves that are primarily a function of reported losses from ceding companies and anticipated loss ratios established on a portfolio basis, supplemented by management’s estimates of the impact of major catastrophe events as they become known. Anticipated loss ratios are based upon management’s judgment considering the type of business covered, analysis of each ceding company’s loss history and evaluation of that portion of the underlying contracts underwritten by each ceding company, which are in turn ceded to BHRG. A range of reserve amounts as a result of changes in underlying assumptions is not prepared. For BHRG’s property/casualty contracts other than retroactive reinsurance, we decreased estimated ultimate losses for prior years’ occurrences by approximately $728 million in 2015, which primarily derived from lower than expected losses reported by ceding companies. The decrease produced a corresponding increase in pre-tax earnings.

Derivative contract liabilities

Our Consolidated Balance Sheets include derivative contract liabilities that are measured at fair value. Our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets. We believe that the fair values produced for long-duration options are inherently subjective. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model.

We determine the estimated fair value of equity index put option contracts using a Black-Scholes based option valuation model. Inputs to the model include the current index value, strike price, interest rate, dividend rate and contract expiration date. The weighted average interest and dividend rates used as of December 31, 2015 and December 31, 2014 were 1.5% and 3.3%, respectively. The interest rates as of December 31, 2015 and 2014 were approximately 63 basis points and 53 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented our estimate of our nonperformance risk. We believe that the most significant economic risks under these contracts relate to changes in the index value component and, to a lesser degree, the foreign currency component.

The Black-Scholes based model also incorporates volatility estimates that measure potential price changes over time. Our contracts have an average remaining maturity of about 5 years. The weighted average volatility used as of December 31, 2015 was approximately 21.0%, compared to 20.9% as of December 31, 2014. The weighted average volatilities are based on the volatility input for each contract weighted by the contract notional value. The volatility input for each contract reflects our expectation of future price volatility. The impact on fair value as of December 31, 2015 ($3.6 billion) from changes in the volatility assumption is summarized in the table that follows. Dollars are in millions.

Hypothetical change in volatility	Hypothetical fair value
Increase 2 percentage points	$3,836
Increase 4 percentage points	4,132
Decrease 2 percentage points	3,284
Decrease 4 percentage points	3,033

For several years, we also wrote a number of credit default contracts involving corporate and state/municipality issuers. At December 31, 2015, our remaining exposures relate to state/municipality exposures which begin to expire in 2019. The fair value of our state/municipality contract is generally based on pricing data and current ratings on the underlying bond issues and credit spread estimates. We monitor and review pricing data and spread estimates for consistency as well as reasonableness with respect to current market conditions.

Management’s Discussion and Analysis (Continued)

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the excess, if any, of the estimated ultimate liability for unpaid losses over the consideration received. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of remaining loss payments. Adjustments to deferred charge balances resulting from changes to these assumptions are determined retrospectively from the inception of the contract. Unamortized deferred charges were approximately $7.7 billion at December 31, 2015. Significant changes in the estimated amount and the timing of payments of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Our Consolidated Balance Sheet includes goodwill of acquired businesses of $62.7 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2015. Our review includes determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may include forecasting revenues and expenses, operating cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. A significant amount of judgment is required in estimating the fair value of a reporting unit and in performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then, as required by GAAP, we estimate the fair values of the identifiable assets and liabilities of the reporting unit. The excess of the estimated fair value of the reporting unit over the estimated fair value of its net assets establishes the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged to earnings as an impairment loss.

Market Risk Disclosures

Our Consolidated Balance Sheets include substantial amounts of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with equity prices, interest rates, foreign currency exchange rates and commodity prices. The fair values of our investment portfolios and equity index put option contracts remain subject to considerable volatility. The following sections address the significant market risks associated with our business activities.

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefer to invest a meaningful amount in each investee. Consequently, equity investments are concentrated in relatively few issuers. At December 31, 2015, approximately 59% of the total fair value of equity investments was concentrated within four companies.

We often hold equity investments for long periods of time so we are not troubled by short-term price volatility with respect to our investments provided that the underlying business, economic and management characteristics of the investees remain favorable. We strive to maintain significant levels of shareholder capital and ample liquidity to provide a margin of safety against short-term price volatility.

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

We are also subject to equity price risk with respect to our equity index put option contracts. While our ultimate liability with respect to these contracts is determined from the movement of the underlying stock index between the contract inception date and expiration date, fair values of these contracts are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract.

Management’s Discussion and Analysis (Continued)

Equity Price Risk (Continued)

The following table summarizes our equity and other investments and derivative contract liabilities with significant equity price risk as of December 31, 2015 and 2014. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2015
Assets:
Equity securities	$111,822	30%increase	$145,369	8.6
		30% decrease	78,275	(8.6)
Other investments (1)	14,154	30%increase	18,395	1.1
		30% decrease	9,605	(1.2)
Liabilities:
Equity index put option contracts	3,552	30%increase	2,044	0.4
		30% decrease	6,561	(0.8)
December 31, 2014
Assets:
Equity securities	$117,470	30%increase	$152,711	9.6
		30% decrease	82,229	(9.6)
Other investments (1)	14,789	30%increase	19,389	1.2
		30% decrease	10,244	(1.2)
Liabilities:
Equity index put option contracts	4,560	30%increase	2,802	0.5
		30% decrease	7,826	(0.9)

(1)	Excludes other investments that do not possess significant equity price risk.

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

Management’s Discussion and Analysis (Continued)

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

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2015
Assets:
Investments in fixed maturity securities	$26,027	$26,618	$25,351	$24,733	$24,164
Other investments (1)	11,394	11,571	10,664	10,228	9,814
Loans and finance receivables	13,112	13,594	12,661	12,240	11,844
Liabilities:
Notes payable and other borrowings:
Insurance and other	14,773	15,589	13,979	13,287	12,679
Railroad, utilities and energy	62,471	68,625	57,279	52,833	49,006
Finance and financial products	12,363	12,942	11,860	11,420	11,032
Equity index put option contracts	3,552	4,110	3,059	2,624	2,242
December 31, 2014
Assets:
Investments in fixed maturity securities	$27,636	$28,291	$26,843	$26,127	$25,529
Other investments (1)	11,239	11,771	10,772	10,317	9,887
Loans and finance receivables	12,891	13,369	12,444	12,026	11,633
Liabilities:
Notes payable and other borrowings:
Insurance and other	12,484	13,142	11,914	11,415	10,973
Railroad, utilities and energy	62,802	69,196	57,412	52,832	48,908
Finance and financial products	13,417	13,713	12,812	12,281	11,810
Equity index put option contracts	4,560	5,343	3,874	3,277	2,759

(1)	Excludes other investments that are not subject to a significant level of interest rate risk.

Foreign Currency Risk

Certain of our subsidiaries operate in foreign jurisdictions and we transact business in foreign currencies. We generally do not use derivative contracts to hedge foreign currency price changes primarily because of the natural hedging that occurs between assets and liabilities denominated in foreign currencies in our Consolidated Financial Statements. In addition, we hold investments in common stocks of major multinational companies such as The Coca-Cola Company that have significant foreign business and foreign currency risk of their own. Our net assets subject to translation are primarily in our insurance, utilities and energy and certain manufacturing and services subsidiaries, as well as through our investment in Kraft Heinz common stock that is accounted for under the equity method. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities of certain U.S. subsidiaries that are denominated in foreign currencies as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Management’s Discussion and Analysis (Continued)

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

To mitigate a portion of the risk, BHE uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Financial results would be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. The table that follows summarizes commodity price risk on energy derivative contracts of BHE as of December 31, 2015 and 2014 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of each date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2015	$(233)	10% increase	$(152)
		10% decrease	(313)
December 31, 2014	$(192)	10% increase	$(111)
		10% decrease	(272)

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

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 65.

Berkshire Hathaway Inc.

February 26, 2016

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 26, 2016

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2015	2014
ASSETS
Insurance and Other:
Cash and cash equivalents	$61,181	$57,974
Investments:
Fixed maturity securities	25,988	27,397
Equity securities	110,212	115,529
Other	15,998	16,346
Investments in The Kraft Heinz Company	23,424	11,660
Receivables	23,303	21,852
Inventories	11,916	10,236
Property, plant and equipment	15,540	14,153
Goodwill	37,188	34,959
Other intangible assets	9,148	9,203
Deferred charges reinsurance assumed	7,687	7,772
Other	6,697	6,748

	348,282	333,829

Railroad, Utilities and Energy:
Cash and cash equivalents	3,437	3,001
Property, plant and equipment	120,279	115,054
Goodwill	24,178	24,418
Regulatory assets	4,285	4,253
Other	12,833	11,817

	165,012	158,543

Finance and Financial Products:
Cash and cash equivalents	7,112	2,294
Investments in equity and fixed maturity securities	411	1,299
Other investments	5,719	5,978
Loans and finance receivables	12,772	12,566
Property, plant and equipment and assets held for lease	9,347	8,037
Goodwill	1,342	1,337
Other	2,260	1,984

	38,963	33,495

	$552,257	$525,867

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$73,144	$71,477
Unearned premiums	13,311	11,944
Life, annuity and health insurance benefits	14,497	13,261
Other policyholder liabilities	7,123	6,835
Accounts payable, accruals and other liabilities	17,879	16,472
Notes payable and other borrowings	14,599	11,854

	140,553	131,843

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,994	12,763
Regulatory liabilities	3,033	2,832
Notes payable and other borrowings	57,739	55,306

	72,766	70,901

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,398	1,321
Derivative contract liabilities	3,836	4,810
Notes payable and other borrowings	11,951	12,730

	17,185	18,861

Income taxes, principally deferred	63,126	61,235

Total liabilities	293,630	282,840

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,620	35,573
Accumulated other comprehensive income	33,982	42,732
Retained earnings	187,703	163,620
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	255,550	240,170
Noncontrolling interests	3,077	2,857

Total shareholders’ equity	258,627	243,027

	$552,257	$525,867

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per-share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Insurance and Other:
Insurance premiums earned	$41,294	$41,253	$36,684
Sales and service revenues	107,001	97,097	92,993
Interest, dividend and other investment income	5,235	5,026	4,934
Investment gains/losses	9,363	3,503	3,881

	162,893	146,879	138,492

Railroad, Utilities and Energy:
Revenues	40,004	40,690	34,757

Finance and Financial Products:
Sales and service revenues	5,430	5,094	4,635
Interest, dividend and other investment income	1,510	1,432	1,474
Investment gains/losses	10	72	184
Derivative gains/losses	974	506	2,608

	7,924	7,104	8,901

	210,821	194,673	182,150

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	26,527	26,406	21,275
Life, annuity and health insurance benefits	5,413	5,181	5,072
Insurance underwriting expenses	7,517	6,998	7,248
Cost of sales and services	87,029	78,873	75,953
Selling, general and administrative expenses	13,723	12,198	11,732
Interest expense	460	419	395

	140,669	130,075	121,675

Railroad, Utilities and Energy:
Cost of sales and operating expenses	27,650	29,378	25,157
Interest expense	2,653	2,378	1,865

	30,303	31,756	27,022

Finance and Financial Products:
Cost of sales and services	2,915	2,758	2,566
Selling, general and administrative expenses	1,586	1,523	1,550
Interest expense	402	456	541

	4,903	4,737	4,657

	175,875	166,568	153,354

Earnings before income taxes	34,946	28,105	28,796
Income tax expense	10,532	7,935	8,951

Net earnings	24,414	20,170	19,845
Less: Earnings attributable to noncontrolling interests	331	298	369

Net earnings attributable to Berkshire Hathaway shareholders	$24,083	$19,872	$19,476

Net earnings per equivalent Class A share outstanding*	$14,656	$12,092	$11,850
Average equivalent Class A shares outstanding*	1,643,183	1,643,456	1,643,613

*	Average shares outstanding and net earnings per share are shown on an equivalent Class A common stock basis. Equivalent Class B shares outstanding are 1,500 times the equivalent Class A amount. Net earnings per equivalent Class B share outstanding are one-fifteen-hundredth (1/1,500) of the equivalent Class A amount or $9.77 for 2015, $8.06 for 2014 and $7.90 for 2013.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Net earnings	$24,414	$20,170	$19,845

Other comprehensive income:
Net change in unrealized appreciation of investments	(8,520)	5,831	25,111
Applicable income taxes	3,014	(2,062)	(8,691)
Reclassification of investment appreciation in net earnings	(2,332)	(3,360)	(2,447)
Applicable income taxes	816	1,176	856
Foreign currency translation	(1,931)	(2,032)	(82)
Applicable income taxes	(43)	183	34
Prior service cost and actuarial gains/losses of defined benefit pension plans	424	(1,703)	2,602
Applicable income taxes	(140)	624	(950)
Other, net	(94)	8	138

Other comprehensive income, net	(8,806)	(1,335)	16,571

Comprehensive income	15,608	18,835	36,416
Comprehensive income attributable to noncontrolling interests	275	256	394

Comprehensive income attributable to Berkshire Hathaway shareholders	$15,333	$18,579	$36,022

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	19,476	—	369	19,845
Other comprehensive income, net	—	16,546	—	—	25	16,571
Issuance of common stock	92	—	—	—	—	92
Transactions with noncontrolling interests	(1,850)	(21)	—	—	(1,740)	(3,611)

Balance at December 31, 2013	35,480	44,025	143,748	(1,363)	2,595	224,485
Net earnings	—	—	19,872	—	298	20,170
Other comprehensive income, net	—	(1,293)	—	—	(42)	(1,335)
Issuance (acquisition) of common stock	118	—	—	(400)	—	(282)
Transactions with noncontrolling interests	(17)	—	—	—	6	(11)

Balance at December 31, 2014	35,581	42,732	163,620	(1,763)	2,857	243,027
Net earnings	—	—	24,083	—	331	24,414
Other comprehensive income, net	—	(8,750)	—	—	(56)	(8,806)
Issuance of common stock	53	—	—	—	—	53
Transactions with noncontrolling interests	(6)	—	—	—	(55)	(61)

Balance at December 31, 2015	$35,628	$33,982	$187,703	$(1,763)	$3,077	$258,627

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$24,414	$20,170	$19,845
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(9,373)	(3,575)	(4,065)
Depreciation and amortization	7,779	7,370	6,508
Other	751	(341)	373
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	2,262	7,404	578
Deferred charges reinsurance assumed	84	(3,413)	(340)
Unearned premiums	1,392	1,159	519
Receivables and originated loans	(1,650)	(1,890)	1,035
Derivative contract assets and liabilities	(974)	(520)	(2,430)
Income taxes	5,718	4,905	3,514
Other	1,088	741	2,167

Net cash flows from operating activities	31,491	32,010	27,704

Cash flows from investing activities:
Purchases of fixed maturity securities	(8,186)	(7,774)	(7,546)
Purchases of equity securities	(10,220)	(7,014)	(8,558)
Investments in The Kraft Heinz Company and other investments	(5,258)	(3,000)	(12,250)
Sales of fixed maturity securities	2,172	1,697	4,311
Redemptions and maturities of fixed maturity securities	6,583	6,795	11,203
Sales and redemptions of equity securities	8,747	8,896	3,869
Purchases of loans and finance receivables	(179)	(181)	(490)
Collections of loans and finance receivables	492	885	654
Acquisitions of businesses, net of cash acquired	(4,902)	(4,824)	(6,431)
Purchases of property, plant and equipment	(16,082)	(15,185)	(11,087)
Other	165	336	(1,210)

Net cash flows from investing activities	(26,668)	(19,369)	(27,535)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	3,358	845	2,622
Proceeds from borrowings of railroad, utilities and energy businesses	5,479	5,765	7,491
Proceeds from borrowings of finance businesses	1,045	1,148	3,462
Repayments of borrowings of insurance and other businesses	(1,916)	(1,289)	(2,750)
Repayments of borrowings of railroad, utilities and energy businesses	(1,725)	(1,862)	(1,596)
Repayments of borrowings of finance businesses	(1,827)	(1,543)	(3,927)
Changes in short term borrowings, net	(378)	932	(1,317)
Acquisitions of noncontrolling interests	(72)	(1,287)	(2,890)
Other	(161)	22	(134)

Net cash flows from financing activities	3,803	2,731	961

Effects of foreign currency exchange rate changes	(165)	(289)	64

Increase in cash and cash equivalents	8,461	15,083	1,194
Cash and cash equivalents at beginning of year	63,269	48,186	46,992

Cash and cash equivalents at end of year *	$71,730	$63,269	$48,186

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$61,181	$57,974	$42,433
Railroad, Utilities and Energy	3,437	3,001	3,400
Finance and Financial Products	7,112	2,294	2,353

	$71,730	$63,269	$48,186

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Allowances for credit losses from manufactured housing loans include estimates of losses on loans currently in foreclosure and losses on loans not currently in foreclosure. Estimates of losses on loans in foreclosure are based on historical experience and collateral recovery rates. Estimates of losses on loans not currently in foreclosure consider historical default rates, collateral recovery rates and prevailing economic conditions. Allowances for credit losses also incorporate the historical average time elapsed from the last payment until foreclosure.

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

We carry derivative contracts in our Consolidated Balance Sheets at fair value, net of reductions permitted under master netting agreements with counterparties. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are recorded in earnings or by our regulated utilities businesses as regulatory assets or liabilities when recovery through regulated rates is probable.

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

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(g)	Fair value measurements (Continued)

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

Inventories consist of manufactured goods and goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2015, approximately 49% of our consolidated inventory cost was determined using the last-in-first-out (“LIFO”) method, 29% using the first-in-first-out (“FIFO”) method, and the remainder primarily using the average cost method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under the FIFO method was $715 million and $857 million as of December 31, 2015 and 2014, respectively.

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

Property, plant and equipment and leased assets are depreciated to estimated salvage value primarily using the straight-line method over estimated useful lives or mandated recovery periods as prescribed by regulatory authorities. Depreciation of assets of our regulated utilities and railroad is generally determined using group depreciation methods where rates are based on periodic depreciation studies approved by the applicable regulator. Under group depreciation, a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. When our regulated utilities or railroad retires or sells a component of the assets accounted for using group depreciation methods, no gain or loss is recognized. Gains or losses on disposals of all other assets are recorded through earnings.

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

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(j)	Goodwill and other intangible assets (Continued)

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

Liabilities for losses and loss adjustment expenses are established under property/casualty insurance and reinsurance contracts issued by our insurance subsidiaries for losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance contracts are discounted. Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses.

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

The excess, if any, of the estimated ultimate liabilities for claims and claim settlement costs over the premiums earned with respect to retroactive property/casualty reinsurance contracts is recorded as a deferred charge at inception of the contract. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of future loss payments produce changes in unamortized deferred charges. Changes in such estimates are applied retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change.

(n)	Insurance policy acquisition costs

Incremental costs that are directly related to the successful acquisition of insurance contracts are capitalized, subject to ultimate recoverability, and are subsequently amortized to underwriting expenses as the related premiums are earned. Direct incremental acquisition costs include commissions, premium taxes, and certain other costs associated with successful efforts. All other underwriting costs are expensed as incurred. The recoverability of capitalized insurance policy acquisition costs generally reflects anticipation of investment income. The unamortized balances are included in other assets and were $1,920 million and $1,722 million at December 31, 2015 and 2014, respectively.

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

Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets when realization is not likely.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(s)	Income taxes (Continued)

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are generally included as a component of income tax expense.

(t)	New accounting pronouncements adopted in 2015

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal of components of an entity (or groups of components) be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the reporting entity’s operations and financial results. ASU 2014-08 is effective for disposals of components occurring after December 15, 2014 and its adoption did not have a material effect on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 “Interest—Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, instead of as an asset. The recognition and measurement guidance for debt issuance costs under current GAAP is not affected by this pronouncement. We adopted ASU 2015-03 as of December 31, 2015 and the impact was not material to our Consolidated Financial Statements.

(u)	New accounting pronouncements to be adopted subsequent to December 31, 2015

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts within its scope, including (a) identifying the contract, (b) identifying the performance obligations under the contract, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is currently effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. Further, the FASB may issue interpretative guidance in the future, which may cause our evaluation to change. While we currently anticipate some relatively minor changes to revenue recognition for certain aspects of customer contracts, we currently do not anticipate ASU 2014-09 will have a material effect on our Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-09 “Financial Services—Insurance—Disclosures about Short-Duration Contracts,” which requires additional disclosures in annual and interim reporting periods by insurance entities regarding liabilities for unpaid claims and claim adjustment expenses, and changes in assumptions or methodologies for calculating such liabilities. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. We are currently evaluating the effect adopting this standard will have on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities.” Among its provisions, ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also modifies certain disclosure requirements related to financial assets and liabilities. Under existing GAAP, changes in fair value of available-for-sale equity investments are recorded in other comprehensive income. Given the magnitude of equity investments that we currently own, the adoption of ASU 2016-01 will likely have a significant impact on Berkshire’s periodic net earnings reported in the Consolidated Statement of Earnings. However, the adoption of ASU 2016-01 will not produce a significant impact on our comprehensive income or shareholders’ equity. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017 with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the initial adoption will result in a reclassification of the related accumulated unrealized appreciation, net of applicable deferred income taxes, currently included in accumulated other comprehensive income to retained earnings, resulting in no impact on our comprehensive income or Berkshire shareholders’ equity.

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

In the first quarter of 2015, Berkshire acquired the Van Tuyl Group (now named Berkshire Hathaway Automotive), which included 81 automotive dealerships located in 10 states as well as two related insurance businesses, two auto auctions and a distributor of automotive fluid maintenance products. In addition to selling new and pre-owned automobiles, the Berkshire Hathaway Automotive group offers repair and other services and products, including extended warranty services and other automotive protection plans. Consideration paid for the acquisition was $4.1 billion. On December 1, 2014, we acquired AltaLink, L.P. (“AltaLink”) for a cash purchase price of C$3.1 billion (approximately $2.7 billion). AltaLink is a regulated electric transmission-only business, headquartered in Calgary, Alberta. The goodwill related to the AltaLink acquisition is not amortizable for income tax purposes, while substantially all of the goodwill related to Berkshire Hathaway Automotive is amortizable for income tax purposes.

The fair values of identified assets acquired and liabilities assumed and residual goodwill of Berkshire Hathaway Automotive and AltaLink at their respective acquisition dates are summarized as follows (in millions).

	Berkshire Hathaway Automotive	AltaLink
Cash and investments	$1,274	$15
Inventories	1,219	—
Property, plant and equipment	1,045	5,610
Goodwill	1,833	1,744
Other assets	1,269	300

Assets acquired	$6,640	$7,669

Accounts payable, accruals and other liabilities	$1,399	$1,090
Notes payable and other borrowings	1,129	3,851

Liabilities assumed	$2,528	$4,941

Net assets	$4,112	$2,728

The following table sets forth certain unaudited pro forma consolidated earnings data for 2014 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except per share amount). Pro forma data for 2015 was not materially different from the amounts reflected in the Consolidated Statement of Earnings.

2014
Revenues	$203,514
Net earnings attributable to Berkshire Hathaway shareholders	20,048
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	12,199

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

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

On December 19, 2013, we acquired NV Energy, Inc. (“NV Energy”) for cash consideration of approximately $5.6 billion. NV Energy is an energy holding company serving approximately 1.2 million electric and 0.2 million retail natural gas customers in Nevada. NV Energy’s principal operating subsidiaries, Nevada Power Company and Sierra Pacific Power Company, are regulated utilities.

During the last three years, we also completed several smaller-sized business acquisitions, many of which were considered as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid for these other business acquisitions was approximately $1.1 billion in 2015, $1.8 billion in 2014 and $1.1 billion in 2013. We do not believe that these acquisitions were material, individually or in the aggregate, to our Consolidated Financial Statements.

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2015 and 2014 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,425	$10	$(8)	$3,427
States, municipalities and political subdivisions	1,695	71	(2)	1,764
Foreign governments	11,327	226	(85)	11,468
Corporate bonds	7,323	632	(29)	7,926
Mortgage-backed securities	1,279	168	(5)	1,442

	$25,049	$1,107	$(129)	$26,027

December 31, 2014
U.S. Treasury, U.S. government corporations and agencies	$2,921	$14	$(5)	$2,930
States, municipalities and political subdivisions	1,820	93	(1)	1,912
Foreign governments	12,023	373	(126)	12,270
Corporate bonds	7,704	1,072	(5)	8,771
Mortgage-backed securities	1,555	202	(4)	1,753

	$26,023	$1,754	$(141)	$27,636

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2015	2014
Insurance and other	$25,988	$27,397
Finance and financial products	39	239

	$26,027	$27,636

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2015, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 77% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia, Canada or The Netherlands. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months as of December 31, 2015 and December 31, 2014 were insignificant.

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2015 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,900	$12,483	$1,748	$2,639	$1,279	$25,049
Fair value	6,921	12,889	1,829	2,946	1,442	26,027

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2015 and 2014 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015 *
Banks, insurance and finance	$20,026	$27,965	$(21)	$47,970
Consumer products	6,867	18,022	(1)	24,888
Commercial, industrial and other	35,417	6,785	(3,238)	38,964

	$62,310	$52,772	$(3,260)	$111,822

*	Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company—$10.5 billion; Wells Fargo & Company—$27.2 billion; International Business Machines Corporation (“IBM”)—$11.2 billion; and The Coca-Cola Company—$17.2 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014 *
Banks, insurance and finance	$22,495	$33,170	$—	$55,665
Consumer products	6,951	18,389	(1)	25,339
Commercial, industrial and other	28,924	8,578	(1,036)	36,466

	$58,370	$60,137	$(1,037)	$117,470

*	Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company—$14.1 billion; Wells Fargo & Company—$26.5 billion; International Business Machines Corporation—$12.3 billion; and The Coca-Cola Company—$16.9 billion).

As of December 31, 2015 and 2014, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of December 31, 2015 and 2014, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $989 million and $65 million, respectively.

Unrealized losses at December 31, 2015 included approximately $2.6 billion related to our investment in IBM common stock, which represented 19% of our cost. IBM continues to be profitable and generate significant cash flows. Approximately 77% of the IBM-related unrealized losses occurred from the market price decline in the second half of 2015. We currently do not intend to dispose our IBM common stock. We expect that the fair value of our investment in IBM common stock will recover and ultimately exceed our cost.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2015	2014
Insurance and other	$110,212	$115,529
Railroad, utilities and energy *	1,238	881
Finance and financial products	372	1,060

	$111,822	$117,470

*	Included in other assets.

Notes to Consolidated Financial Statements (Continued)

(5)	Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”) warrants to purchase common stock of BAC and preferred and common stock of Restaurant Brands International, Inc. (“RBI”). Other investments are classified as available-for-sale and carried at fair value and are shown in our Consolidated Balance Sheets as follows (in millions).

	Cost		Fair Value
	December 31,		December 31,
	2015	2014	2015	2014
Insurance and other	$9,970	$9,970	$15,998	$16,346
Finance and financial products	3,052	3,052	5,719	5,978

	$13,022	$13,022	$21,717	$22,324

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

On December 12, 2014, we acquired Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion and common stock of RBI for an aggregate cost of $3 billion. RBI, domiciled in Canada, is the ultimate parent company of Burger King and Tim Hortons. As of the acquisition date, our combined investment in RBI possessed approximately 14.4% of the voting interests of RBI. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount, if necessary, to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company.

(6)	Investments in The Kraft Heinz Company

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

Notes to Consolidated Financial Statements (Continued)

(6)	Investments in The Kraft Heinz Company (Continued)

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

On July 1, 2015, Berkshire acquired 262.9 million shares of newly issued common stock of Heinz Holding for $5.26 billion and 3G acquired 237.1 million shares of newly issued common stock for $4.74 billion. Immediately thereafter, Heinz Holding executed a reverse stock split at a rate of 0.443332 of a share for each share. Upon completion of these transactions, Berkshire owned approximately 325.4 million shares of Heinz Holding common stock, or 52.5% of the then outstanding shares. The merger transaction closed on July 2, 2015, at which time Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”) and Kraft Heinz issued approximately 593 million new shares of its common stock to the former Kraft shareholders. Following the issuance of these additional shares, Berkshire and 3G together owned approximately 51% of the outstanding Kraft Heinz common stock, with Berkshire owning approximately 26.8% and 3G owning 24.2%. Our investments in Kraft Heinz are summarized as follows (in millions).

	Carrying Value
	December 31, 2015	December 31, 2014
Common stock	$15,714	$3,950
Preferred Stock	7,710	7,710

	$23,424	$11,660

We account for our investment in Kraft Heinz common stock on the equity method. Dividends earned on the Preferred Stock and our equity method earnings or loss on the common stock were $730 million in 2015, $694 million in 2014 and $146 million in 2013 and are included in interest, dividend and other investment income in our Consolidated Statements of Earnings.

As previously discussed, the issuance of new common stock by Kraft Heinz for Kraft common stock reduced our ownership of Kraft Heinz from approximately 52.5% to 26.8%. Under the equity method, the issuance of shares by an investee is accounted for by the investor as if the investor had sold a proportionate share of its investment. As a result, we recorded a non-cash pre-tax holding gain of approximately $6.8 billion in the third quarter of 2015, representing the excess of the fair value of Kraft Heinz common stock at the date of the merger over our carrying value associated with the reduction in our ownership.

The Preferred Stock possesses no voting rights except as are required by law or for certain matters. The Preferred Stock is entitled to dividends at 9% per annum whether or not declared, is senior in priority to the common stock and is callable after June 7, 2016 at the liquidation value plus an applicable premium and any accrued and unpaid dividends. Kraft Heinz has announced its intention to call the Preferred Stock after June 7, 2016 and prior to June 7, 2017, although it is not obligated to do so. The redemption value of the Preferred Stock as of June 7, 2016 is approximately $8.3 billion. After June 7, 2021, Berkshire can cause Kraft Heinz to attempt to sell shares of common stock through public offerings or other issuances, the proceeds of which would be required to be used to redeem any outstanding shares of the Preferred Stock. We account for our investment in the Preferred Stock as an equity investment and it is carried at cost.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	January 3, 2016	December 28, 2014
Assets	$122,973	$36,571
Liabilities	56,737	20,886

	Year ending January 3, 2016	Year ending December 28, 2014	June 7, 2013 through December 29, 2013
Sales	$18,338	$10,922	$6,240

Net earnings (loss)	$634	$657	$(77)

Notes to Consolidated Financial Statements (Continued)

(7)	Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses, for each of the three years ending December 31, 2015 are summarized below (in millions).

	2015	2014	2013
Fixed maturity securities—
Gross gains from sales and other disposals	$104	$360	$1,783
Gross losses from sales and other disposals	(171)	(89)	(139)
Equity securities—
Gross gains from sales and redemptions	9,526	4,016	1,253
Gross losses from sales and redemptions	(103)	(125)	(62)
OTTI losses	(26)	(697)	(228)
Other	43	110	1,458

	$9,373	$3,575	$4,065

Investment gains from equity securities in 2015 included a non-cash holding gain of approximately $6.8 billion in connection with our investment in Kraft Heinz common stock (see Note 6). Gains from equity securities during 2014 included non-cash holding gains of approximately $2.1 billion from the exchange of Phillips 66 (“PSX”) common stock in connection with the acquisition of Phillips Specialty Products Inc. (subsequently renamed Lubrizol Specialty Products Inc. (“LSPI”)) and the exchange of Graham Holding Company (“GHC”) common stock for WPLG, Inc. (“WPLG”). The PSX/LSPI exchange was completed on February 25, 2014 and the GHC/WPLG exchange was completed on June 30, 2014. These holding gains represented the excess of the respective fair value of the net assets of LSPI and WPLG received over the respective cost basis of the PSX and GHC shares exchanged.

In October 2013, we realized a gain of $680 million with respect to the repurchase of $4.4 billion par amount of 11.45% Wrigley subordinated notes, which we acquired in 2008 for $4.4 billion in connection with the Mars acquisition of Wrigley. We also realized additional gains in 2013 from the dispositions and conversions of corporate bonds. Other investment gains/losses in 2013 included $1.4 billion related to the changes in the valuations of warrants of General Electric Company (“GE”) and The Goldman Sachs Group (“GS”), which we acquired in 2008 and exercised in October 2013.

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, such losses that are included in earnings are generally offset by a credit to other comprehensive income, producing no net effect on shareholders’ equity as of the balance sheet date. In 2014, we recorded an OTTI charge of $678 million related to our investment in equity securities of Tesco PLC. We recorded OTTI losses on bonds issued by Texas Competitive Electric Holdings of $228 million in 2013.

(8)	Inventories

Inventories are comprised of the following (in millions).

	December 31,
	2015	2014
Raw materials	$1,852	$1,881
Work in process and other	778	850
Finished manufactured goods	3,369	3,333
Goods acquired for resale	5,917	4,172

	$11,916	$10,236

Notes to Consolidated Financial Statements (Continued)

(9)	Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,
	2015	2014
Insurance premiums receivable	$8,843	$7,914
Reinsurance recoverable on unpaid losses	3,307	3,116
Trade and other receivables	11,521	11,133
Allowances for uncollectible accounts	(368)	(311)

	$23,303	$21,852

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	December 31,
	2015	2014
Loans and finance receivables before allowances and discounts	$13,186	$13,150
Allowances for uncollectible loans	(182)	(303)
Unamortized acquisition discounts	(232)	(281)

	$12,772	$12,566

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for 2015 and 2014 were $148 million and $173 million, respectively. Loan charge-offs, net of recoveries, were $177 million in 2015 and $214 million in 2014. In 2015, we reclassified $93 million of allowances for uncollectable loans and related installment loan receivables that were in-substance foreclosures or repossessions to other assets. The reclassifications had no impact on earnings or cash flows. At December 31, 2015, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2015, approximately 99% of the loan balances were determined to be performing and approximately 95% of the loan balances were current as to payment status.

(10)	Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	December 31,
		2015	2014
Land	—	$1,689	$1,171
Buildings and improvements	2 – 40 years	7,329	6,600
Machinery and equipment	3 – 25 years	17,054	16,413
Furniture, fixtures and other	1 – 30 years	3,545	3,136

		29,617	27,320
Accumulated depreciation		(14,077)	(13,167)

		$15,540	$14,153

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant and equipment and assets held for lease (Continued)

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	December 31,
		2015	2014
Railroad:
Land	—	$6,037	$5,983
Track structure and other roadway	7 –100 years	45,967	42,588
Locomotives, freight cars and other equipment	6 – 40 years	11,320	9,493
Construction in progress	—	1,031	1,292

		64,355	59,356
Accumulated depreciation		(4,845)	(3,550)

		$59,510	$55,806

Utilities and energy:
Utility generation, transmission and distribution systems	5 – 80 years	$69,248	$64,645
Interstate natural gas pipeline assets	3 – 80 years	6,755	6,660
Independent power plants and other assets	3 – 30 years	5,626	5,035
Construction in progress	—	2,627	5,194

		84,256	81,534
Accumulated depreciation		(23,487)	(22,286)

		$60,769	$59,248

The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	December 31,
		2015	2014
Assets held for lease	5 – 30 years	$11,317	$9,810
Land	—	220	227
Buildings, machinery and other	3 – 50 years	1,207	1,179

		12,744	11,216
Accumulated depreciation		(3,397)	(3,179)

		$9,347	$8,037

Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture. As of December 31, 2015, the minimum future lease rentals to be received on assets held for lease (including rail cars leased from others) were as follows (in millions): 2016 – $1,256; 2017 – $1,035; 2018 – $809; 2019 – $589; 2020 – $410; and thereafter – $593.

Depreciation expense for each of the three years ending December 31, 2015 is summarized below (in millions).

	2015	2014	2013
Insurance and other	$1,680	$1,632	$1,691
Railroad, utilities and energy	4,383	3,981	3,232
Finance and financial products	610	602	495

	$6,673	$6,215	$5,418

Notes to Consolidated Financial Statements (Continued)

(11)	Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	December 31,
	2015	2014
Balance at beginning of year	$60,714	$57,011
Acquisitions of businesses	2,563	4,006
Other, including foreign currency translation	(569)	(303)

Balance at end of year	$62,708	$60,714

Other intangible assets are summarized as follows (in millions).

	December 31, 2015		December 31, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$14,610	$5,462	$13,667	$4,464
Railroad, utilities and energy	888	239	2,254	1,551

	$15,498	$5,701	$15,921	$6,015

Trademarks and trade names	$3,041	$765	$3,105	$599
Patents and technology	4,252	2,050	5,425	3,133
Customer relationships	5,474	2,131	5,573	1,757
Other	2,731	755	1,818	526

	$15,498	$5,701	$15,921	$6,015

Amortization expense was $1,106 million in 2015, $1,155 million in 2014 and $1,090 million in 2013. Estimated amortization expense over the next five years is as follows (in millions): 2016 – $1,009; 2017 – $905; 2018 – $839, 2019 – $733 and 2020 – $628. Intangible assets with indefinite lives as of December 31, 2015 and 2014 were $2,964 million and $2,586 million, respectively.

(12)	Derivative contracts

Derivative contracts have been entered into primarily through our finance and financial products and our energy businesses. Derivative contract liabilities associated with our finance and financial products businesses are concentrated in equity index put option and credit default contracts. A summary of those liabilities and related notional values follows (in millions).

	December 31, 2015			December 31, 2014
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$3,552	$27,722	(1)	$4,560	$29,469	(1)
Credit default	284	7,792	(2)	250	7,792	(2)

	$3,836			$4,810

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.

Notes to Consolidated Financial Statements (Continued)

(12)	Derivative contracts (Continued)

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains/losses included in our Consolidated Statements of Earnings in each of the three years ending December 31, 2015 follows (in millions).

	2015	2014	2013
Equity index put options	$1,008	$108	$2,843
Credit default	(34)	397	(213)
Other, principally interest rate and foreign currency	—	1	(22)

	$974	$506	$2,608

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

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.1 billion at December 31, 2015 and $1.4 billion at December 31, 2014. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately five years at December 31, 2015.

Our remaining credit default contract was written in 2008 and relates to approximately 500 zero-coupon municipal debt issues with maturities ranging from 2019 to 2054. The underlying debt issues have a weighted average maturity of approximately 15.75 years. Pursuant to the contract terms, future loss payments would be required in the event of non-payment by the issuer and non-performance by the primary financial guarantee insurers under their contracts. Payments under our contract, if any, are not required prior to the maturity dates of the underlying obligations. Our premium under this contract was received at the inception of this contract and therefore we have no counterparty credit risk.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2015, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets and were $103 million as of December 31, 2015 and $108 million as of December 31, 2014. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $237 million as of December 31, 2015 and $230 million as of December 31, 2014. Net derivative contract assets or liabilities of our regulated utilities that are probable of recovery through rates, are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Notes to Consolidated Financial Statements (Continued)

(13)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2015 is presented in the following table (in millions).

	2015	2014	2013
Cash paid during the period for:
Income taxes	$4,535	$4,014	$5,401
Interest:
Insurance and other businesses	346	360	343
Railroad, utilities and energy businesses	2,717	2,487	1,958
Finance and financial products businesses	403	465	573
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	2,812	6,334	9,224
Equity securities exchanged in connection with business acquisitions	—	2,478	—
Treasury stock acquired in connection with business acquisition	—	400	—

(14)	Unpaid losses and loss adjustment expenses

The liabilities for unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates. A reconciliation of the changes in liabilities for unpaid losses and loss adjustment expenses of our property/casualty insurance subsidiaries for each of the three years ending December 31, 2015 is as follows (in millions).

	2015	2014	2013
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$71,477	$64,866	$64,160
Ceded losses and deferred charges at beginning of year	(10,888)	(7,414)	(6,944)

Net balance at beginning of year	60,589	57,452	57,216

Incurred losses recorded during the year:
Current year loss events	27,829	27,771	23,027
Prior years’ loss events	(1,302)	(1,365)	(1,752)

Total incurred losses	26,527	26,406	21,275

Payments during the year with respect to:
Current year loss events	(13,070)	(11,289)	(10,154)
Prior years’ loss events	(11,419)	(11,381)	(10,978)

Total payments	(24,489)	(22,670)	(21,132)

Foreign currency translation adjustment	(545)	(666)	93
Business acquisitions	68	67	—

Unpaid losses and loss adjustment expenses:
Net balance at end of year	62,150	60,589	57,452
Ceded losses and deferred charges at end of year	10,994	10,888	7,414

Gross liabilities at end of year	$73,144	$71,477	$64,866

Incurred losses shown in the preceding table represent loss and loss adjustment expenses recorded in earnings in each year. Such losses pertain to loss events occurring during the current year and losses pertaining to prior year events. Classifications of incurred losses related to our retroactive reinsurance contracts are based on the inception dates of the contracts. Incurred losses attributable to prior years’ loss events reflect the amount of estimation error charged or credited to earnings during the year with respect to liabilities as of the beginning of the year.

Incurred losses include the changes in deferred charge assets recorded on retroactive reinsurance contracts and discounts of workers’ compensation liabilities assumed under certain reinsurance contracts. Deferred charges and liability discounts represent the time value of the related ultimate estimated claim liabilities. Discounted workers’ compensation liabilities at December 31, 2015 and 2014 were $1,964 million and $2,035 million, respectively, reflecting net discounts of $1,579 million and $1,745 million, respectively, while unamortized deferred charges on retroactive reinsurance contracts were $7,687 million at December 31, 2015 and $7,772 million at December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

(14)	Unpaid losses and loss adjustment expenses (Continued)

A summary of the impact of deferred charges and liability discounts on incurred losses recorded during the year with respect to prior years’ loss events follows (in millions):

	2015	2014	2013
Incurred losses before the effects of deferred charges and liability discounts	$(1,545)	$(1,493)	$(1,938)
Incurred losses from changes in deferred charges and liability discounts	243	128	186

Incurred losses prior years	$(1,302)	$(1,365)	$(1,752)

Before the effects of changes in deferred charges and liability discounts, incurred losses included reductions for prior years’ events of approximately $1.5 billion in 2015 and 2014 and $1.9 billion in 2013. In each year, these reductions derived from our direct insurance business (including private passenger automobile, medical malpractice and other commercial coverages), as well as from reinsurance business, partially offset by increases related to retroactive reinsurance. The reductions for reinsurance business were primarily attributable to lower than expected reported losses from ceding companies with respect to both property and casualty coverages. Underlying claim counts and average amounts per claim are not consistently utilized by our reinsurance businesses, as clients do not consistently provide reliable data in sufficient detail. We increased liabilities related to prior years’ retroactive reinsurance contracts by approximately $550 million in 2015 and $825 million in 2014, primarily due to net increases in estimated asbestos and environmental liabilities. Loss estimates are regularly adjusted to consider updated loss development patterns and emergence of prior years’ losses, whether favorable or unfavorable.

We are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Liability estimates for these exposures include case basis reserves and also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are based upon our historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

The liabilities for environmental, asbestos and other latent injury claims and claims expenses, net of reinsurance recoverables, were approximately $14.0 billion at December 31, 2015 and $14.4 billion at December 31, 2014. These liabilities included approximately $12.4 billion at December 31, 2015 and $12.7 billion at December 31, 2014 assumed under retroactive reinsurance contracts. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, our exposure to environmental and other latent injury claims under these contracts is likewise limited. We monitor evolving case law and its effect on environmental and other latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in increases in these liabilities. Such development could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(15)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of December 31, 2015.

	Weighted Average Interest Rate	December 31,
		2015	2014
Insurance and other:
Issued by Berkshire due 2016-2047	2.2%	$9,799	$8,314
Short-term subsidiary borrowings	2.2%	1,989	839
Other subsidiary borrowings due 2016-2044	6.0%	2,811	2,701

		$14,599	$11,854

In March 2015, Berkshire issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. In February 2015, $1.7 billion of Berkshire senior notes matured.

Notes to Consolidated Financial Statements (Continued)

(15)	Notes payable and other borrowings (Continued)

	Weighted Average Interest Rate	December 31,
		2015	2014
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,814	$7,810
Subsidiary and other debt due 2016-2064	4.9%	28,188	28,292
Issued by BNSF due 2016-2097	4.9%	21,737	19,204

		$57,739	$55,306

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In 2015, BHE subsidiaries issued approximately $2.5 billion of debt with maturity dates ranging from 2016 to 2046 and a weighted average interest rate of 3.4%.

BNSF’s borrowings are primarily senior unsecured debentures. In 2015, BNSF issued $2.5 billion of senior unsecured debentures consisting of $850 million of debentures due in 2025 and $1.65 billion of debentures due in 2045, with interest rates ranging from 3.0% to 4.7%. In 2015, BNSF also issued $500 million of amortizing debt with a final maturity date of 2028, which is secured with locomotives. As of December 31, 2015, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	December 31,
		2015	2014
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2016-2043	2.7%	$10,679	$11,172
Issued by other subsidiaries due 2016-2036	5.0%	1,272	1,558

		$11,951	$12,730

In 2015, BHFC issued $1.0 billion of senior notes consisting of $400 million floating rate senior notes that mature in 2017 and $600 million floating rate senior notes that mature in 2018. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of December 31, 2015, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $7.7 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $5.0 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire guarantees other subsidiary borrowings, aggregating approximately $3.3 billion at December 31, 2015. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Principal repayments expected during each of the next five years are as follows (in millions).

	2016	2017	2018	2019	2020
Insurance and other	$3,083	$1,436	$1,116	$1,366	$72
Railroad, utilities and energy	2,511	1,719	4,258	2,905	2,159
Finance and financial products	1,223	3,348	2,961	104	612

	$6,817	$6,503	$8,835	$4,375	$2,843

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes

The liabilities for income taxes reflected in our Consolidated Balance Sheets are as follows (in millions).

	December 31,
	2015	2014
Currently payable (receivable)	$(643)	$(1,346)
Deferred	63,199	61,936
Other	570	645

	$63,126	$61,235

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	December 31,
	2015	2014
Deferred tax liabilities:
Investments—unrealized appreciation and cost basis differences	$25,117	$26,633
Deferred charges reinsurance assumed	2,798	2,721
Property, plant and equipment	36,770	34,618
Other	7,325	6,396

	72,010	70,368

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(887)	(933)
Unearned premiums	(927)	(773)
Accrued liabilities	(3,487)	(3,575)
Other	(3,510)	(3,151)

	(8,811)	(8,432)

Net deferred tax liability	$63,199	$61,936

We have not established deferred income taxes on accumulated undistributed earnings of certain foreign subsidiaries. Such earnings were approximately $10.4 billion as of December 31, 2015 and are expected to remain reinvested indefinitely. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the U.S. and potentially in other countries. However, U.S. income tax liabilities would be offset, in whole or in part, by allowable tax credits deriving from income taxes previously paid to foreign jurisdictions. Further, repatriation of all earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital needed to support normal business operations in those jurisdictions. As a result, we currently believe that any incremental U.S. income tax liabilities arising from the repatriation of distributable earnings of foreign subsidiaries would not be material.

Income tax expense reflected in our Consolidated Statements of Earnings for each of the three years ending December 31, 2015 is as follows (in millions).

	2015	2014	2013
Federal	$9,253	$6,447	$8,155
State	578	560	258
Foreign	701	928	538

	$10,532	$7,935	$8,951

Current	$5,426	$3,302	$5,168
Deferred	5,106	4,633	3,783

	$10,532	$7,935	$8,951

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes (Continued)

Income tax expense is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2015 in the table below (in millions).

	2015	2014	2013
Earnings before income taxes	$34,946	$28,105	$28,796

Hypothetical income tax expense computed at the U.S. federal statutory rate	$12,231	$9,837	$10,079
Dividends received deduction and tax exempt interest	(1,146)	(820)	(514)
State income taxes, less U.S. federal income tax benefit	374	364	168
Foreign tax rate differences	(459)	(252)	(256)
U.S. income tax credits	(461)	(333)	(457)
Non-taxable exchange of investments	—	(679)	—
Other differences, net	(7)	(182)	(69)

	$10,532	$7,935	$8,951

We file income tax returns in the United States and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. We have settled tax return liabilities with U.S. federal taxing authorities for years before 2010. The IRS continues to audit Berkshire’s consolidated U.S. federal income tax returns for the 2010 and 2011 tax years and has commenced an examination of the 2012 and 2013 tax years. We are also under audit or subject to audit with respect to income taxes in many state and foreign jurisdictions. It is reasonably possible that certain of our income tax examinations will be settled within the next twelve months. We currently do not believe that the outcome of unresolved issues or claims is likely to be material to our Consolidated Financial Statements.

At December 31, 2015 and 2014, net unrecognized tax benefits were $570 million and $645 million, respectively. Included in the balance at December 31, 2015, were $435 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions where the ultimate recognition is highly certain but there is uncertainty about the timing of such recognition. Because of the impact of deferred tax accounting, the differences in recognition periods would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2015, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(17)	Dividend restrictions—Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $13 billion as ordinary dividends during 2016.

Combined shareholders’ equity of U.S. based insurance subsidiaries determined pursuant to statutory accounting rules (Surplus as Regards Policyholders) was approximately $124 billion at December 31, 2015 and $129 billion at December 31, 2014. Statutory surplus differs from the corresponding amount determined on the basis of GAAP due to differences in accounting for certain assets and liabilities. For instance, deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains on certain investments and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, the carrying values of certain assets, such as goodwill and non-insurance entities owned by our insurance subsidiaries, are not fully recognized for statutory reporting purposes.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements

Our financial assets and liabilities are summarized below as of December 31, 2015 and December 31, 2014 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,427	$3,427	$2,485	$942	$—
States, municipalities and political subdivisions	1,764	1,764	—	1,764	—
Foreign governments	11,468	11,468	9,188	2,280	—
Corporate bonds	7,926	7,926	—	7,826	100
Mortgage-backed securities	1,442	1,442	—	1,442	—
Investments in equity securities	111,822	111,822	111,786	35	1
Investment in Kraft Heinz common stock	15,714	23,679	23,679	—	—
Investment in Kraft Heinz Preferred Stock	7,710	8,363	—	—	8,363
Other investments	21,717	21,717	315	—	21,402
Loans and finance receivables	12,772	13,112	—	16	13,096
Derivative contract assets (1)	103	103	—	5	98
Derivative contract liabilities:
Railroad, utilities and energy (1)	237	237	13	177	47
Finance and financial products:
Equity index put options	3,552	3,552	—	—	3,552
Credit default	284	284	—	—	284
Notes payable and other borrowings:
Insurance and other	14,599	14,773	—	14,773	—
Railroad, utilities and energy	57,739	62,471	—	62,471	—
Finance and financial products	11,951	12,363	—	11,887	476
December 31, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,930	$2,930	$2,264	$666	$—
States, municipalities and political subdivisions	1,912	1,912	—	1,912	—
Foreign governments	12,270	12,270	7,981	4,289	—
Corporate bonds	8,771	8,771	—	8,763	8
Mortgage-backed securities	1,753	1,753	—	1,753	—
Investments in equity securities	117,470	117,470	117,424	45	1
Investment in Kraft Heinz Preferred Stock	7,710	8,416	—	—	8,416
Other investments	22,324	22,324	329	—	21,995
Loans and finance receivables	12,566	12,891	—	33	12,858
Derivative contract assets (1)	108	108	1	13	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	230	230	18	169	43
Finance and financial products:
Equity index put options	4,560	4,560	—	—	4,560
Credit default	250	250	—	—	250
Notes payable and other borrowings:
Insurance and other	11,854	12,484	—	12,484	—
Railroad, utilities and energy	55,306	62,802	—	62,802	—
Finance and financial products	12,730	13,417	—	12,846	571

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

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

Level 3—Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and it may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in valuing assets or liabilities.

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of the three years ending December 31, 2015 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Balance at December 31, 2012	$652	$15,785	$(7,847)
Gains (losses) included in:
Earnings	312	522	2,652
Other comprehensive income	(14)	3,177	(1)
Regulatory assets and liabilities	—	—	1
Dispositions and settlements	(578)	(31)	(60)
Transfers into/out of Level 3	—	(1,495)	—

Balance at December 31, 2013	372	17,958	(5,255)
Gains (losses) included in:
Earnings	—	—	524
Other comprehensive income	13	1,373	—
Regulatory assets and liabilities	—	—	5
Acquisitions	—	3,000	1
Dispositions and settlements	(2)	—	1
Transfers into/out of Level 3	(375)	(335)	(35)

Balance at December 31, 2014	8	21,996	(4,759)
Gains (losses) included in:
Earnings	—	—	1,080
Other comprehensive income	(2)	(593)	(7)
Regulatory assets and liabilities	—	—	(19)
Acquisitions	101	—	—
Dispositions and settlements	(7)	—	(83)
Transfers into/out of Level 3	—	—	3

Balance at December 31, 2015	$100	$21,403	$(3,785)

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the values of derivative contracts and settlement transactions. Gains and losses included in other comprehensive income are primarily the net change in unrealized appreciation of investments and the reclassification of investment appreciation in net earnings, as appropriate in our Consolidated Statements of Comprehensive Income. In 2013, we transferred the fair value measurements for the GS warrants and GE warrants out of Level 3 because we concluded that the unobservable inputs were no longer significant.

Quantitative information as of December 31, 2015, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$14,822	Discounted cash flow	Expected duration	6 years

			Discount for transferability restrictions and subordination	134 basis points

Warrants	6,580	Warrant pricing model	Discount for transferability and hedging restrictions	7%
Net derivative liabilities:
Equity index put options	3,552	Option pricing model	Volatility	21%

Credit default	284	Discounted cash flow	Credit spreads	31 basis points

Other investments consist of perpetual preferred stocks and common stock warrants that we acquired in a few relatively large private placement transactions. These investments are subject to contractual restrictions on transferability and may contain provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions and we have applied discounts with respect to such restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

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

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include index price, contract duration and dividend and interest rate inputs (including a Berkshire non-performance input) which are observable. However, we believe that the valuation of long-duration options using any model is inherently subjective and, given the lack of observable transactions and prices, acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations, which consider the remaining duration of each contract and assume that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values of the liabilities.

Notes to Consolidated Financial Statements (Continued)

(19)	Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the three years ending December 31, 2015 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(35,912)	—	(35,912)	55,381,136	—	55,381,136

Balance at December 31, 2013	868,616	(9,573)	859,043	1,178,775,092	(1,408,484)	1,177,366,608
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(30,597)	—	(30,597)	47,490,158	—	47,490,158
Treasury shares acquired	—	(2,107)	(2,107)	—	(1,278)	(1,278)

Balance at December 31, 2014	838,019	(11,680)	826,339	1,226,265,250	(1,409,762)	1,224,855,488
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(17,917)	—	(17,917)	27,601,348	—	27,601,348

Balance at December 31, 2015	820,102	(11,680)	808,422	1,253,866,598	(1,409,762)	1,252,456,836

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,393 shares outstanding as of December 31, 2015 and 1,642,909 shares outstanding as of December 31, 2014. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program over the last three years. However, on June 30, 2014, we exchanged approximately 1.62 million shares of GHC common stock for WPLG, whose assets included 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock, which are included in treasury stock.

Notes to Consolidated Financial Statements (Continued)

(20)	Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for each of the three years ending December 31, 2015 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500
Other comprehensive income, net before reclassifications	16,379	25	1,534	106	18,044
Reclassifications from accumulated other comprehensive income	(1,591)	(31)	114	10	(1,498)
Transactions with noncontrolling interests	—	(20)	(1)	—	(21)

Balance at December 31, 2013	44,042	(146)	46	83	44,025
Other comprehensive income, net before reclassifications	3,778	(1,877)	(1,130)	31	802
Reclassifications from accumulated other comprehensive income	(2,184)	66	45	(22)	(2,095)

Balance at December 31, 2014	45,636	(1,957)	(1,039)	92	42,732
Other comprehensive income, net before reclassifications	(5,522)	(2,027)	191	(112)	(7,470)
Reclassifications from accumulated other comprehensive income	(1,516)	128	86	22	(1,280)

Balance at December 31, 2015	$38,598	$(3,856)	$(762)	$2	$33,982

Reclassifications from other comprehensive income into net earnings:
Year ending December 31, 2013:
Investment gains/losses:
Insurance and other	$(2,382)	$—	$—	$—	$(2,382)
Finance and financial products	(65)	—	—	—	(65)
Other	—	(31)	167	17	153

Reclassifications before income taxes	(2,447)	(31)	167	17	(2,294)
Applicable income taxes	(856)	—	53	7	(796)

	$(1,591)	$(31)	$114	$10	$(1,498)

Year ending December 31, 2014:
Investment gains/losses:
Insurance and other	$(3,288)	$—	$—	$—	$(3,288)
Finance and financial products	(72)	—	—	—	(72)
Other	—	75	58	(39)	94

Reclassifications before income taxes	(3,360)	75	58	(39)	(3,266)
Applicable income taxes	(1,176)	9	13	(17)	(1,171)

	$(2,184)	$66	$45	$(22)	$(2,095)

Year ending December 31, 2015:
Investment gains/losses:
Insurance and other	$(2,391)	$197	$—	$—	$(2,194)
Finance and financial products	59	—	—	—	59
Other	—	—	129	35	164

Reclassifications before income taxes	(2,332)	197	129	35	(1,971)
Applicable income taxes	(816)	69	43	13	(691)

	$(1,516)	$128	$86	$22	$(1,280)

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans

Several of our subsidiaries sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Our subsidiaries may make contributions to the plans to meet regulatory requirements and may also make discretionary contributions.

The components of net periodic pension expense for each of the three years ending December 31, 2015 are as follows (in millions).

	2015	2014	2013
Service cost	$266	$230	$254
Interest cost	591	629	547
Expected return on plan assets	(782)	(772)	(634)
Amortization of actuarial losses and other	179	102	225

Net periodic pension expense	$254	$189	$392

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Benefit obligations under qualified U.S. defined benefit pension plans are funded through assets held in trusts. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded and the aggregate PBO of such plans was approximately $1.2 billion as of December 31, 2015 and 2014.

Reconciliations of the changes in plan assets and PBOs related to BHE’s pension plans and all other pension plans for each of the two years ending December 31, 2015 are in the following tables (in millions). The costs of pension plans covering employees of certain regulated subsidiaries of BHE are generally recoverable through the regulated rate making process.

	2015			2014
	BHE	All other	Consolidated	BHE	All other	Consolidated
Benefit obligations
Accumulated benefit obligation at end of year	$4,797	$9,264	$14,061	$5,105	$9,522	$14,627

PBO at beginning of year	$5,398	$10,489	$15,887	$5,006	$8,892	$13,898
Service cost	57	209	266	60	170	230
Interest cost	200	391	591	226	403	629
Benefits paid	(316)	(518)	(834)	(310)	(524)	(834)
Business acquisitions	—	165	165	—	11	11
Actuarial (gains) or losses and other	(263)	(553)	(816)	416	1,537	1,953

PBO at end of year	$5,076	$10,183	$15,259	$5,398	$10,489	$15,887

Plan assets
Plan assets at beginning of year	$5,086	$8,280	$13,366	$4,888	$8,389	$13,277
Employer contributions	90	116	206	126	122	248
Benefits paid	(316)	(518)	(834)	(310)	(524)	(834)
Actual return on plan assets	31	80	111	525	338	863
Business acquisitions	—	167	167	—	1	1
Other	(126)	(59)	(185)	(143)	(46)	(189)

Plan assets at end of year	$4,765	$8,066	$12,831	$5,086	$8,280	$13,366

Funded status – net liability	$311	$2,117	$2,428	$312	$2,209	$2,521

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

Weighted average interest rate assumptions used in determining projected benefit obligations and net periodic pension expense were as follows.

	2015	2014	2013
Applicable to pension benefit obligations:
Discount rate	4.1%	3.8%	4.6%
Expected long-term rate of return on plan assets	6.5	6.7	6.7
Rate of compensation increase	3.4	3.4	3.5
Discount rate applicable to net periodic pension expense	3.8	4.6	4.1

Benefits payments expected over the next ten years are as follows (in millions): 2016 – $919; 2017 – $879; 2018 – $889; 2019 – $901; 2020 – $912; and 2021 to 2025 – $4,560. Sponsoring subsidiaries expect to contribute $199 million to defined benefit pension plans in 2016.

The funded status of our pension plans is recognized in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2015	2014
Accounts payable, accruals and other liabilities	$2,484	$2,550
Losses and loss adjustment expenses	400	332
Other assets	(456)	(361)

	$2,428	$2,521

Fair value measurements of plan assets as of December 31, 2015 and 2014 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash and equivalents	$839	$544	$295	$—
Equity securities	7,319	7,305	14	—
Government obligations	786	726	60	—
Other fixed maturity securities	990	87	903	—
Investment funds and other	2,897	357	2,200	340

	$12,831	$9,019	$3,472	$340

December 31, 2014
Cash and equivalents	$482	$250	$232	$—
Equity securities	7,950	7,739	211	—
Government obligations	811	701	110	—
Other fixed maturity securities	908	67	841	—
Investment funds and other	3,215	595	2,287	333

	$13,366	$9,352	$3,681	$333

Refer to Note 18 for a discussion of the three levels in the hierarchy of fair values. Plan assets measured at fair value with significant unobservable inputs (Level 3) for the years ending December 31, 2015 and 2014 consisted primarily of real estate and limited partnership interests. Plan assets are generally invested with the long-term objective of producing earnings to adequately cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of return on plan assets. Actual experience will differ from the assumed rates.

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

A reconciliation of the pre-tax accumulated other comprehensive income (loss) related to defined benefit pension plans for each of the two years ending December 31, 2015 follows (in millions).

	2015	2014
Balance at beginning of year	$(1,617)	$86
Amount included in net periodic pension expense	129	58
Gains (losses) current period and other	295	(1,761)

Balance at end of year	$(1,193)	$(1,617)

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions are subject to regulatory limitations and the specific plan provisions. Several plans provide for employer matching contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Employer contributions expensed with respect to our defined contribution plans were $739 million, $737 million and $690 million for the years ending December 31, 2015, 2014 and 2013, respectively.

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

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all operating leases was $1,516 million in 2015, $1,484 million in 2014 and $1,396 million in 2013. Future minimum rental payments or operating leases having initial or remaining non-cancellable terms in excess of one year are as follows. Amounts are in millions.

2016	2017	2018	2019	2020	After 2020	Total
$1,347	$1,187	$1,012	$884	$796	$3,512	$8,738

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these relate to our railroad, utilities and energy businesses and our fractional aircraft ownership business. As of December 31, 2015, future purchase commitments under such arrangements are expected to be paid as follows: $12.2 billion in 2016, $4.8 billion in 2017, $3.8 billion in 2018, $3.1 billion in 2019, $2.3 billion in 2020 and $13.4 billion after 2020.

On August 8, 2015, Berkshire entered into a definitive agreement with Precision Castparts Corp. (“PCC”) to acquire all outstanding PCC shares of common stock for $235 per share in cash. Following the receipt of shareholder approval and all required regulatory approvals, the acquisition was completed on January 29, 2016. The aggregate consideration paid was approximately $32.7 billion, which included the value of PCC shares already owned by Berkshire on August 8, 2015. We funded the acquisition with a combination of existing cash balances and from the proceeds from a short-term credit facility.

PCC is a worldwide, diversified manufacturer of complex metal components and products. It serves the aerospace, power and general industrial markets. PCC is a market leader in manufacturing complex structural investment castings and forged components for aerospace markets, machined airframe components and highly engineered critical fasteners for aerospace applications, and in manufacturing airfoil castings for the aerospace and industrial gas turbine markets. PCC also is a leading producer of titanium and nickel superalloy melted and mill products for the aerospace, chemical processing, oil and gas and pollution control industries, and manufactures extruded seamless pipe, fittings and forgings for power generation and oil and gas applications.

Notes to Consolidated Financial Statements (Continued)

(22)	Contingencies and Commitments (Continued)

Given the proximity of the PCC acquisition date to the date these Consolidated Financial Statements were issued, it was impracticable to provide an initial estimate of the fair values of identifiable assets acquired, liabilities assumed and residual goodwill or proforma information. We expect to provide disclosures of preliminary fair values of identified assets acquired, liabilities assumed and proforma information, if material, in our interim Consolidated Financial Statements for the period ending March 31, 2016. We expect that goodwill arising from this acquisition will be considerable and that such goodwill will not be amortizable for income tax purposes. PCC’s most recently published financial statements were for the six month period ending September 27, 2015. For the trailing twelve months ending September 27, 2015, PCC’s consolidated revenues and net earnings available to its shareholders were approximately $9.7 billion and $1.3 billion, respectively.

On January 8, 2016, Berkshire entered into a $10 billion revolving credit agreement, which expires January 6, 2017. The agreement has a variable interest rate based on the Prime Rate, or a spread above either the Federal Funds Rate or LIBOR, at Berkshire’s option. Borrowings under the credit agreement are unsecured and there are no materially restrictive covenants. In connection with the completion of the PCC acquisition, Berkshire borrowed $10 billion under the credit agreement.

On November 13, 2014, Berkshire entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to acquire the Duracell business from P&G. Duracell is a leading manufacturer of high-performance alkaline batteries and is an innovator in renewable power and wireless charging technologies. Pursuant to the agreement, we will receive a recapitalized Duracell Company, which is expected to include approximately $1.7 billion in cash at closing, in exchange for shares of P&G common stock currently held by Berkshire subsidiaries which had a fair value at December 31, 2015 of approximately $4.2 billion. The transaction is currently expected to close on February 29, 2016.

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. On December 31, 2015, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

Pursuant to the terms of shareholder agreements with noncontrolling shareholders in our less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. If we had acquired all outstanding noncontrolling interests as of December 31, 2015, we estimate the cost would have been approximately $4.3 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners.

In 2013, we acquired substantially all of the outstanding common stock of Marmon held by noncontrolling shareholders and all of the common stock of IMC International Metalworking Companies B.V. held by the noncontrolling shareholders. The aggregate consideration for such interests was approximately $3.5 billion, of which $2.3 billion was paid in 2013 and $1.2 billion was paid in 2014. These transactions were accounted for as acquisitions of noncontrolling interests. The differences between the consideration paid and the carrying amounts of these noncontrolling interests were recorded as reductions in Berkshire’s shareholders’ equity and aggregated approximately $1.8 billion in 2013.

Notes to Consolidated Financial Statements (Continued)

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

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. Furthermore, our management does not consider investment and derivative gains/losses or amortization of purchase accounting adjustments related to Berkshire’s acquisitions in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for insurers and reinsurers worldwide

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BNSF	Operates one of the largest railroad systems in North America

Berkshire Hathaway Energy	Regulated electric and gas utility, including power generation and distribution activities and real estate brokerage activities

Manufacturing	Manufacturers of numerous products including industrial, consumer and building products

McLane Company	Wholesale distribution of groceries and non-food items

Service and retailing	Providers of numerous services including fractional aircraft ownership programs, aviation pilot training, electronic components distribution and various retailing businesses, including automotive dealerships

Finance and financial products	Manufactured housing and related consumer financing; transportation equipment, manufacturing and leasing; and furniture leasing

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow (in millions).

	Revenues			Earnings before income taxes
	2015	2014	2013	2015	2014	2013
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$22,718	$20,496	$18,572	$460	$1,159	$1,127
General Re	5,975	6,264	5,984	132	277	283
Berkshire Hathaway Reinsurance Group	7,207	10,116	8,786	421	606	1,294
Berkshire Hathaway Primary Group	5,394	4,377	3,342	824	626	385
Investment income	4,562	4,370	4,735	4,550	4,357	4,713

Total insurance group	45,856	45,623	41,419	6,387	7,025	7,802
BNSF	21,967	23,239	22,014	6,775	6,169	5,928
Berkshire Hathaway Energy	18,231	17,614	12,743	2,851	2,711	1,806
Manufacturing	36,136	36,773	34,258	4,893	4,811	4,205
McLane Company	48,223	46,640	45,930	502	435	486
Service and retailing	23,466	14,276	13,284	1,720	1,546	1,469
Finance and financial products	6,964	6,526	6,110	2,086	1,839	1,564

	200,843	190,691	175,758	25,214	24,536	23,260
Reconciliation to consolidated amount:
Investment and derivative gains/losses	10,347	4,081	6,673	10,347	4,081	6,673
Interest expense, not allocated to segments	—	—	—	(374)	(313)	(303)
Investments in Kraft Heinz	730	694	146	730	694	146
Corporate, eliminations and other	(1,099)	(793)	(427)	(971)	(893)	(980)

	$210,821	$194,673	$182,150	$34,946	$28,105	$28,796

	Interest expense			Income tax expense
	2015	2014	2013	2015	2014	2013
Operating Businesses:
Insurance group	$—	$—	$—	$1,475	$1,768	$2,083
BNSF	928	833	729	2,527	2,300	2,135
Berkshire Hathaway Energy	1,830	1,623	1,139	450	589	130
Manufacturing	50	69	70	1,548	1,544	1,403
McLane Company	13	14	12	195	169	178
Service and retailing	40	11	21	651	576	557
Finance and financial products	384	463	529	708	597	556

	3,245	3,013	2,500	7,554	7,543	7,042
Reconciliation to consolidated amount:
Investment and derivative gains/losses	—	—	—	3,622	760	2,334
Interest expense, not allocated to segments	374	313	303	(131)	(110)	(106)
Investments in Kraft Heinz	—	—	—	(111)	41	51
Corporate, eliminations and other	(104)	(73)	(2)	(402)	(299)	(370)

	$3,515	$3,253	$2,801	$10,532	$7,935	$8,951

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

	Capital expenditures			Depreciation of tangible assets
	2015	2014	2013	2015	2014	2013
Operating Businesses:
Insurance group	$115	$94	$89	$77	$69	$58
BNSF	5,651	5,243	3,918	1,932	1,804	1,655
Berkshire Hathaway Energy	5,876	6,555	4,307	2,451	2,177	1,577
Manufacturing	1,292	1,324	1,037	938	943	1,061
McLane Company	338	241	225	161	159	159
Service and retailing	574	591	488	504	461	413
Finance and financial products	2,236	1,137	1,023	610	602	495

	$16,082	$15,185	$11,087	$6,673	$6,215	$5,418

	Goodwill at year-end		Identifiable assets at year-end
	2015	2014	2015	2014	2013
Operating Businesses:
Insurance group:
GEICO	$1,471	$1,370	$48,291	$45,439	$39,568
General Re	13,527	13,527	26,478	28,692	29,956
Berkshire Hathaway Reinsurance and Primary Groups	538	650	144,682	151,301	138,480

Total insurance group	15,536	15,547	219,451	225,432	208,004
BNSF	14,845	14,819	66,613	62,840	59,784
Berkshire Hathaway Energy	9,333	9,599	74,221	71,285	61,991
Manufacturing	14,833	14,818	34,141	34,509	34,100
McLane Company	656	657	5,871	5,419	5,209
Service and retailing	6,163	3,937	16,299	11,303	10,051
Finance and financial products	1,342	1,337	37,621	32,158	31,879

	$62,708	$60,714	454,217	442,946	411,018

Reconciliation to consolidated amount:
Corporate and other			35,332	22,207	16,595
Goodwill			62,708	60,714	57,011

			$552,257	$525,867	$484,624

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2015	2014	2013	2015	2014	2013
Premiums Written:
Direct	$30,544	$27,541	$24,292	$821	$879	$931
Assumed	7,049	9,889	7,339	5,187	5,030	5,437
Ceded	(877)	(839)	(720)	(57)	(67)	(69)

	$36,716	$36,591	$30,911	$5,951	$5,842	$6,299

Premiums Earned:
Direct	$29,608	$26,389	$23,267	$821	$879	$931
Assumed	6,584	9,872	7,928	5,192	5,030	5,425
Ceded	(854)	(850)	(797)	(57)	(67)	(70)

	$35,338	$35,411	$30,398	$5,956	$5,842	$6,286

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2015	2014	2013	2015	2014	2013
United States	$31,171	$31,362	$25,704	$3,247	$3,402	$3,934
Asia Pacific	3,472	1,953	2,353	673	651	420
Western Europe	1,638	2,424	2,234	1,263	1,135	1,339
All other	435	852	620	768	654	606

	$36,716	$36,591	$30,911	$5,951	$5,842	$6,299

Consolidated sales and service revenues in 2015, 2014 and 2013 were $112.4 billion, $102.2 billion and $97.6 billion, respectively. In 2015, approximately 87% of such revenues were attributable to the United States compared to approximately 85% in 2014 and 2013. The remainder of sales and service revenues were primarily in Europe, Canada and the Asia Pacific. In each of the three years ending December 31, 2015, consolidated sales and service revenues included sales of approximately $13 billion to Wal-Mart Stores, Inc.

Approximately 95% of our revenues in 2015 and 96% of our revenues in 2014 and 2013 from railroad, utilities and energy businesses were in the United States. At December 31, 2015, approximately 89% of our consolidated net property, plant and equipment was located in the United States with the remainder primarily in Europe and Canada.

(24)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Revenues	$48,644	$51,368	$58,989	$51,820
Net earnings attributable to Berkshire shareholders *	5,164	4,013	9,428	5,478
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	3,143	2,442	5,737	3,333
2014
Revenues	$45,453	$49,762	$51,199	$48,259
Net earnings attributable to Berkshire shareholders *	4,705	6,395	4,617	4,155
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	2,862	3,889	2,811	2,529

*	Includes investment gains/losses, other-than-temporary impairment losses on investments and derivative gains/losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2015	$920	$123	$4,877	$805
Investment and derivative gains/losses – 2014	1,172	2,064	(107)	192

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 64 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 65 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on April 30, 2016, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets— December 31, 2015 and December 31, 2014	66
Consolidated Statements of Earnings— Years Ended December 31, 2015, December 31, 2014, and December 31, 2013	68
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2015, December 31, 2014, and December 31, 2013	69
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2015, December 31, 2014, and December 31, 2013	69
Consolidated Statements of Cash Flows— Years Ended December 31, 2015, December 31, 2014, and December 31, 2013	70
Notes to Consolidated Financial Statements	71

2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	108
Schedule I—Parent Company Condensed Financial Information
Balance Sheets as of December 31, 2015 and 2014, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and Note to Condensed Financial Information	109

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 111.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 26, 2016	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 26, 2016 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 26, 2016 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	February 26, 2016 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	February 26, 2016 Date

/S/ WILLIAM H. GATES III William H. Gates III	Director	February 26, 2016 Date

/S/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 26, 2016 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 26, 2016 Date

/S/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 26, 2016 Date

/S/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 26, 2016 Date

/S/ RONALD L. OLSON Ronald L. Olson	Director	February 26, 2016 Date

/S/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 26, 2016 Date

/S/ MERYL B. WITMER Meryl B. Witmer	Director	February 26, 2016 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 26, 2016 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 26, 2016 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our report thereon dated February 26, 2016; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 26, 2016

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$10,609	$9,449
Investments in fixed maturity and equity securities	112	152
Investments in and advances to/from consolidated subsidiaries	233,977	227,615
Investments in The Kraft Heinz Company	23,424	11,660
Other assets	1	51

	$268,123	$248,927

Liabilities and Shareholders’ Equity:
Accounts payable, accrued interest and other liabilities	$111	$100
Income taxes, principally deferred	2,663	343
Notes payable and other borrowings	9,799	8,314

	12,573	8,757
Berkshire Hathaway shareholders’ equity	255,550	240,170

	$268,123	$248,927

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2015	2014	2013
Income items:
From consolidated subsidiaries:
Dividends	$10,519	$4,969	$6,158
Undistributed earnings	8,508	14,496	13,657

	19,027	19,465	19,815
Investment gains/losses	6,854	—	—
Other income	841	758	229

	26,722	20,223	20,044

Cost and expense items:
General and administrative	73	(1)	94
Interest expense	302	236	228
Income taxes	2,264	116	246

	2,639	351	568

Net earnings attributable to Berkshire Hathaway shareholders	24,083	19,872	19,476
Other comprehensive income attributable to Berkshire Hathaway shareholders	(8,750)	(1,293)	16,546

Comprehensive income attributable to Berkshire Hathaway shareholders	$15,333	$18,579	$36,022

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings attributable to Berkshire Hathaway shareholders	$24,083	$19,872	$19,476
Adjustments to reconcile net earnings to cash flows from operating activities:
Investment gains/losses	(6,854)	—	—
Undistributed earnings of subsidiaries	(8,508)	(14,496)	(13,657)
Non-cash dividends from subsidiaries	(3,938)	—	—
Income taxes payable	2,227	136	396
Other	222	(75)	112

Net cash flows from operating activities	7,232	5,437	6,327

Cash flows from investing activities:
Investments in The Kraft Heinz Company	(5,258)	—	(12,250)
Investments in and advances to/repayments from subsidiaries	(2,274)	1,673	(433)

Net cash flows from investing activities	(7,532)	1,673	(12,683)

Cash flows from financing activities:
Proceeds from borrowings	3,165	832	2,611
Repayments of borrowings	(1,775)	(792)	(2,656)
Acquisitions of noncontrolling interests	(10)	(1,231)	(836)
Other	80	118	92

Net cash flows from financing activities	1,460	(1,073)	(789)

Increase (decrease) in cash and cash equivalents	1,160	6,037	(7,145)
Cash and cash equivalents at beginning of year	9,449	3,412	10,557

Cash and cash equivalents at end of year	$10,609	$9,449	$3,412

Other cash flow information:
Income taxes paid	$3,180	$2,512	$4,080
Interest paid	206	233	205
Non-cash investments in subsidiaries	3,938	—	—

Note to Condensed Financial Information

On June 7, 2013, Berkshire Hathaway Inc. (“Berkshire”) invested $12.25 billion in H.J. Heinz Holding Corporation (“Heinz Holding”), an entity formed to acquire H.J. Heinz Company. Berkshire’s investments consisted of common stock and warrants (representing about 52.5% of Heinz Holding common stock) and cumulative compounding preferred stock with a liquidation preference of $8 billion. Berkshire accounts for the investments in common stock and warrants under the equity method and the preferred stock at cost. In 2015, Heinz Holding and Kraft Foods Group, Inc. completed a merger, and Heinz Holding was renamed as The Kraft Heinz Company (“Kraft Heinz”). In connection with the Kraft Heinz merger, Berkshire exercised the common stock warrants and acquired additional shares of Kraft Heinz common stock for approximately $5.3 billion. Kraft Heinz also issued additional common stock to Kraft Food holders which reduced Berkshire’s ownership to 26.8%. Under the equity method of accounting, the issuance of shares by an investee is accounted for by the investor as if the investor had sold a proportionate share of its investment. As a result, Berkshire recorded a non-cash pre-tax holding gain of approximately $6.8 billion in 2015.

In March 2015, Berkshire issued €3.0 billion in senior unsecured notes consisting of €750 million of 0.75% senior notes due in 2023, €1.25 billion of 1.125% senior notes due in 2027 and €1.0 billion of 1.625% senior notes due in 2035. Notes payable and borrowings at December 31, 2015 mature over the next five years as follows: 2016—$1,051 million; 2017—$1,143 million; 2018—$802 million; 2019—$755 million and 2020—$2 million.

Berkshire guarantees debt obligations of certain of its subsidiaries, which as of December 31, 2015, totaled approximately $14.0 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $3.8 billion as of December 31, 2015. The amount of subsidiary payments under these contracts, if any, is contingent upon future events and will not be fully known for several years.

On January 8, 2016, Berkshire entered into a $10 billion revolving credit agreement, which expires on January 6, 2017. On January 29, 2016, Berkshire acquired all of the outstanding common stock of Precision Castparts Corp. for cash consideration of approximately $32.7 billion. The acquisition was funded with a combination of cash on hand, advances from wholly-owned subsidiaries and $10 billion borrowed under the aforementioned credit agreement.

EXHIBIT INDEX

Exhibit No.

2(i)	Agreement and Plan of Merger dated as of June 19, 1998 between Berkshire and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

2(ii)

Agreement and Plan of Merger dated as of November 2, 2009 by and among Berkshire, R Acquisition Company, LLC and BNSF. Incorporated by reference to Annex A to Registration Statement No. 333-163343 on Form S-4.

2(iii)	Agreement and Plan of Merger dated August 8, 2015, by and among Berkshire, NW Merger Sub Inc. and Precision Castparts Corporation (“PCC”)
Incorporated by reference to Exhibit 2.1 to PCC’s Current Report on Form 8-K filed on August 10, 2015 (SEC File No. 001-10348)

3(i)	Restated Certificate of Incorporation
Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	By-Laws
Incorporated by reference to Exhibit 3(ii) to Form 10-K filed on March 2, 2015.

4.1

Indenture, dated as of December 22, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), as trustee.

Incorporated by reference to Exhibit 4.1 on Form S-4 of Berkshire Hathaway Finance Corporation and Berkshire Hathaway Inc. filed on February 4, 2004. SEC File No. 333-112486

4.2	Indenture, dated as of February 1, 2010, among Berkshire Hathaway Inc., Berkshire Hathaway Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010. SEC File No. 333-164111

4.3	Indenture, dated as of January 26, 2016, by and among Berkshire Hathaway Inc., Berkshire Hathaway Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on January 26, 2016. SEC File No. 333-209122

4.4	Indenture, dated as of December 1, 1995, between BNSF and The First National Bank of Chicago, as trustee.
Incorporated by reference to Exhibit 4 on Form S-3 of BNSF filed on February 8, 1999.

4.5	Indenture, dated as of October 4, 2002, by and between MidAmerican Energy Holdings Company and The Bank of New York, Trustee.
Incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Registration Statement No. 333-101699 dated December 6, 2002.
Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2015. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1

Equity Commitment Letter of Berkshire Hathaway Inc. with Hawk Acquisition Holding Corporation dated February 13, 2013.

Incorporated by reference to Exhibit 10.1 on Form 8-K of Berkshire Hathaway Inc. filed on February 14, 2013.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Exhibit No.

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.