Form 10-Q
period 2016-03-31
BERKSHIRE HATHAWAY INC
filed 2016-05-06
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 28, 2016:

Class A —	806,658
Class B —	1,255,598,753

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$53,587	$61,181
Investments:
Fixed maturity securities	24,519	25,988
Equity securities	104,798	110,212
Other	14,418	15,998
Investments in The Kraft Heinz Company	23,520	23,424
Receivables	27,190	23,303
Inventories	15,837	11,916
Property, plant and equipment	18,958	15,540
Goodwill	53,523	37,188
Other intangible assets	35,267	9,148
Deferred charges reinsurance assumed	7,799	7,687
Other	7,522	6,697

	386,938	348,282

Railroad, Utilities and Energy:
Cash and cash equivalents	2,692	3,437
Property, plant and equipment	121,052	120,279
Goodwill	24,246	24,178
Regulatory assets	4,303	4,285
Other	13,070	12,833

	165,363	165,012

Finance and Financial Products:
Cash and cash equivalents	2,063	7,112
Investments in equity and fixed maturity securities	369	411
Other investments	5,392	5,719
Loans and finance receivables	12,925	12,772
Property, plant and equipment and assets held for lease	9,525	9,347
Goodwill	1,345	1,342
Other	2,395	2,260

	34,014	38,963

	$586,315	$552,257

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$74,562	$73,144
Unearned premiums	14,832	13,311
Life, annuity and health insurance benefits	14,737	14,497
Other policyholder liabilities	7,280	7,123
Accounts payable, accruals and other liabilities	20,028	17,879
Notes payable and other borrowings	28,073	14,599

	159,512	140,553

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,205	11,994
Regulatory liabilities	3,110	3,033
Notes payable and other borrowings	58,110	57,739

	72,425	72,766

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,576	1,398
Derivative contract liabilities	4,646	3,836
Notes payable and other borrowings	15,356	11,951

	21,578	17,185

Income taxes, principally deferred	70,963	63,126

Total liabilities	324,478	293,630

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,670	35,620
Accumulated other comprehensive income	31,454	33,982
Retained earnings	193,292	187,703
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	258,661	255,550
Noncontrolling interests	3,176	3,077

Total shareholders’ equity	261,837	258,627

	$586,315	$552,257

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2016	2015
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$11,124	$9,540
Sales and service revenues	28,279	24,941
Interest, dividend and other investment income	1,391	1,303
Investment gains/losses	1,846	96

	42,640	35,880

Railroad, Utilities and Energy:
Revenues	8,845	9,891

Finance and Financial Products:
Sales and service revenues	1,392	1,222
Interest, dividend and other investment income	332	332
Investment gains/losses	4	1
Derivative gains/losses	(810)	1,318

	918	2,873

	52,403	48,644

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	7,532	6,001
Life, annuity and health insurance benefits	1,167	1,180
Insurance underwriting expenses	2,077	1,612
Cost of sales and services	22,796	20,259
Selling, general and administrative expenses	3,722	3,078
Interest expense	387	144

	37,681	32,274

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,319	6,968
Interest expense	685	632

	7,004	7,600

Finance and Financial Products:
Cost of sales and services	768	659
Selling, general and administrative expenses	393	365
Interest expense	101	99

	1,262	1,123

	45,947	40,997

Earnings before income taxes	6,456	7,647
Income tax expense	799	2,414

Net earnings	5,657	5,233
Less: Earnings attributable to noncontrolling interests	68	69

Net earnings attributable to Berkshire Hathaway shareholders	$5,589	$5,164

Net earnings per share attributable to Berkshire Hathaway shareholders *	$3,401	$3,143
Average equivalent Class A Shares outstanding *	1,643,487	1,642,951

*

Average shares outstanding and net earnings per share are shown on an equivalent Class A common stock basis. Equivalent Class B shares outstanding are 1,500 times the equivalent Class A amount. Net earnings per equivalent Class B share outstanding are one-fifteen-hundredth (1/1,500) of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2016	2015
	(Unaudited)
Net earnings	$5,657	$5,233

Other comprehensive income:
Net change in unrealized appreciation of investments	(2,691)	(3,796)
Applicable income taxes	899	1,431
Reclassification of investment appreciation in net earnings	(1,807)	(91)
Applicable income taxes	632	32
Foreign currency translation	493	(1,360)
Applicable income taxes	(30)	(23)
Prior service cost and actuarial gains/losses of defined benefit pension plans	4	49
Applicable income taxes	—	(15)
Other, net	(22)	(125)

Other comprehensive income, net	(2,522)	(3,898)

Comprehensive income	3,135	1,335
Comprehensive income attributable to noncontrolling interests	74	39

Comprehensive income attributable to Berkshire Hathaway shareholders	$3,061	$1,296

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2014	$35,581	$42,732	$163,620	$(1,763)	$2,857	$243,027
Net earnings	—	—	5,164	—	69	5,233
Other comprehensive income, net	—	(3,868)	—	—	(30)	(3,898)
Issuance of common stock	9	—	—	—	—	9
Transactions with noncontrolling interests	(17)	—	—	—	485	468

Balance at March 31, 2015	$35,573	$38,864	$168,784	$(1,763)	$3,381	$244,839

Balance at December 31, 2015	$35,628	$33,982	$187,703	$(1,763)	$3,077	$258,627
Net earnings	—	—	5,589	—	68	5,657
Other comprehensive income, net	—	(2,528)	—	—	6	(2,522)
Issuance of common stock	34	—	—	—	—	34
Transactions with noncontrolling interests	16	—	—	—	25	41

Balance at March 31, 2016	$35,678	$31,454	$193,292	$(1,763)	$3,176	$261,837

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,657	$5,233
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(1,850)	(97)
Depreciation and amortization	2,125	1,871
Other	255	(66)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	1,454	(114)
Deferred charges reinsurance assumed	(111)	139
Unearned premiums	1,476	1,667
Receivables and originated loans	(1,987)	(2,064)
Derivative contract assets and liabilities	810	(1,307)
Income taxes	497	1,612
Other	(845)	(911)

Net cash flows from operating activities	7,481	5,963

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,496)	(2,164)
Purchases of equity securities	(3,059)	(1,624)
Sales of fixed maturity securities	539	227
Redemptions and maturities of fixed maturity securities	2,782	1,662
Sales and redemptions of equity securities	2,258	1,112
Purchases of loans and finance receivables	(175)	(39)
Collections of loans and finance receivables	80	129
Acquisitions of businesses, net of cash acquired	(30,185)	(3,995)
Purchases of property, plant and equipment	(2,843)	(3,447)
Other	(390)	7

Net cash flows from investing activities	(32,489)	(8,132)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	8,539	3,241
Proceeds from borrowings of railroad, utilities and energy businesses	—	1,984
Proceeds from borrowings of finance businesses	3,493	998
Repayments of borrowings of insurance and other businesses	(381)	(1,722)
Repayments of borrowings of railroad, utilities and energy businesses	(522)	(636)
Repayments of borrowings of finance businesses	(88)	(1,073)
Changes in short term borrowings, net	547	136
Acquisitions of noncontrolling interests	(1)	(43)
Other	26	(67)

Net cash flows from financing activities	11,613	2,818

Effects of foreign currency exchange rate changes	7	(207)

Increase (decrease) in cash and cash equivalents	(13,388)	442
Cash and cash equivalents at beginning of year	71,730	63,269

Cash and cash equivalents at end of first quarter *	$58,342	$ 63,711

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$61,181	$ 57,974
Railroad, Utilities and Energy	3,437	3,001
Finance and Financial Products	7,112	2,294

	$71,730	$ 63,269

End of first quarter—
Insurance and Other	$53,587	$ 58,198
Railroad, Utilities and Energy	2,692	3,522
Finance and Financial Products	2,063	1,991

	$58,342	$ 63,711

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Note 2. New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts within its scope, including (a) identifying the contract, (b) identifying the performance obligations under the contract, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. Further, the FASB may issue interpretative guidance in the future, which may cause our evaluation to change. While we currently anticipate some relatively minor changes to revenue recognition for certain aspects of customer contracts, we do not anticipate ASU 2014-09 will have a material effect on our Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-09 “Financial Services—Insurance—Disclosures about Short-Duration Contracts,” which requires additional disclosures in annual and interim reporting periods by insurance entities regarding liabilities for unpaid claims and claim adjustment expenses, and changes in assumptions or methodologies for calculating such liabilities. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. We continue to evaluate the effect adopting this standard will have on the disclosures in our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also modifies certain disclosure requirements related to financial assets and liabilities. Under existing GAAP, changes in fair value of available-for-sale equity investments are recorded in other comprehensive income. Given the current magnitude of our equity investments, the adoption of ASU 2016-01 will likely have a significant impact on the periodic net earnings reported in our Consolidated Statement of Earnings. However, the adoption of ASU 2016-01 will likely not significantly impact our comprehensive income or shareholders’ equity. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption will result in a reclassification of the related accumulated unrealized appreciation, net of applicable deferred income taxes, currently included in accumulated other comprehensive income to retained earnings, resulting in no impact on Berkshire shareholders’ equity.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses at sensible prices that have consistent earning power, good returns on equity and able and honest management. On August 8, 2015, Berkshire entered into a definitive agreement with Precision Castparts Corp. (“PCC”) to acquire all outstanding PCC shares of common stock for $235 per share in cash. The acquisition was completed on January 29, 2016. The aggregate consideration paid was approximately $32.7 billion, which included the value of PCC shares we already owned. We funded the acquisition with a combination of existing cash balances and proceeds from a short-term credit facility.

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

In November 2014, Berkshire entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to acquire the Duracell business from P&G. The transaction closed on February 29, 2016. Duracell is a leading manufacturer of high-performance alkaline batteries and is an innovator in renewable power and wireless charging technologies. Pursuant to the agreement, we received a recapitalized Duracell Company in exchange for shares of P&G common stock held by Berkshire subsidiaries which had a fair value of approximately $4.2 billion.

Preliminary values of identified assets acquired and liabilities assumed and residual goodwill of PCC and Duracell at their respective acquisition dates are summarized in the table that follows (in millions). Financial results attributable to business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates. The fair values of certain assets and liabilities, particularly property, plant and equipment and intangible assets, are provisional and are subject to revision as the related valuations are completed. Goodwill from these acquisitions is not amortizable for income tax purposes.

	PCC	Duracell
Cash and cash equivalents	$250	$1,807
Inventories	3,459	326
Property, plant and equipment	2,865	364
Goodwill	15,833	614
Other intangible assets	23,988	2,024
Other assets	1,914	256

Assets acquired	$48,309	$5,391

Accounts payable, accruals and other liabilities	$2,362	$392
Notes payable and other borrowings	5,251	—
Income taxes, principally deferred	8,038	760

Liabilities assumed	$15,651	$1,152

Net assets	$32,658	$4,239

The following table sets forth certain unaudited pro forma consolidated earnings data for the first three months of 2015 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except per share amount). Pro forma data for the first three months of 2016 was not materially different from the amounts reflected in the accompanying Consolidated Financial Statements.

2015
Revenues	$51,587
Net earnings attributable to Berkshire Hathaway shareholders	5,152
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	3,136

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2016 and December 31, 2015 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
U.S. Treasury, U.S. government corporations and agencies	$3,315	$19	$(1)	$3,333
States, municipalities and political subdivisions	1,497	69	(1)	1,565
Foreign governments	10,195	309	(46)	10,458
Corporate bonds	7,150	699	(21)	7,828
Mortgage-backed securities	1,206	172	(5)	1,373

	$23,363	$1,268	$(74)	$24,557

December 31, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,425	$10	$(8)	$3,427
States, municipalities and political subdivisions	1,695	71	(2)	1,764
Foreign governments	11,327	226	(85)	11,468
Corporate bonds	7,323	632	(29)	7,926
Mortgage-backed securities	1,279	168	(5)	1,442

	$25,049	$1,107	$(129)	$26,027

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2016	December 31, 2015
Insurance and other	$24,519	$25,988
Finance and financial products	38	39

	$24,557	$26,027

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2016, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 78% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia or Canada.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2016 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,561	$11,602	$1,484	$2,510	$1,206	$23,363
Fair value	6,605	12,040	1,590	2,949	1,373	24,557

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2016 and December 31, 2015 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016 *
Banks, insurance and finance	$19,852	$22,806	$(150)	$42,508
Consumer products	4,709	18,323	—	23,032
Commercial, industrial and other	35,153	7,696	(1,969)	40,880

	$59,714	$48,825	$(2,119)	$106,420

*

Approximately 60% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $9.3 billion; Wells Fargo & Company – $24.2 billion; International Business Machines Corporation (“IBM”) – $12.3 billion; and The Coca-Cola Company – $18.6 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015 *
Banks, insurance and finance	$20,026	$27,965	$(21)	$47,970
Consumer products	6,867	18,022	(1)	24,888
Commercial, industrial and other	35,417	6,785	(3,238)	38,964

	$62,310	$52,772	$(3,260)	$111,822

*

Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $10.5 billion; Wells Fargo & Company – $27.2 billion; International Business Machines Corporation – $11.2 billion; and The Coca-Cola Company – $17.2 billion).

As of March 31, 2016 and December 31, 2015, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of the issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of March 31, 2016 and December 31, 2015, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $722 million and $989 million, respectively.

Unrealized losses at March 31, 2016 included approximately $1.5 billion related to our investment in IBM common stock, which represented 11% of our cost. IBM continues to be profitable and generate significant cash flows. We currently do not intend to dispose of our IBM common stock and we expect that the fair value of this investment will recover and ultimately exceed our cost.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2016	December 31, 2015
Insurance and other	$104,798	$110,212
Railroad, utilities and energy *	1,291	1,238
Finance and financial products	331	372

	$106,420	$111,822

*	Included in other assets.

Notes to Consolidated Financial Statements (Continued)

Note 6. Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”) warrants to purchase common stock of BAC and preferred and common stock of Restaurant Brands International, Inc. (“RBI”). Other investments are classified as available-for-sale and are shown in our Consolidated Balance Sheets as follows (in millions).

	Cost		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Insurance and other	$9,970	$9,970	$14,418	$15,998
Finance and financial products	3,052	3,052	5,392	5,719

	$13,022	$13,022	$19,810	$21,717

We own $2.1 billion liquidation amount of Wrigley preferred stock that was acquired in conjunction with the Mars Incorporated acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at 5% per annum and is subject to certain put and call arrangements during 2016 for up to 50% of our original investment. Beginning in 2021, our then outstanding investment will be subject to annual put and call arrangements. The redemption amounts under the put and call arrangements will be based upon the earnings of Wrigley.

We own 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) with a liquidation value of $1,000 per share. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Dow currently has the option to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if the New York Stock Exchange closing price of its common stock exceeds $53.72 per share for any 20 trading days within a period of 30 consecutive trading days ending the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

We own 50,000 shares of 6% Non-Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) with a liquidation value of $100,000 per share and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”). The BAC Preferred is redeemable at the option of BAC beginning on May 7, 2019 at a redemption price of $105,000 per share (or $5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share).

We own Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion and 8.4 million shares of common stock of RBI. RBI, domiciled in Canada, is the ultimate parent company of Burger King and Tim Hortons. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount, if necessary, to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company.

Note 7. Investments in The Kraft Heinz Company

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), each made equity investments in H.J. Heinz Holding Corporation (“Heinz Holding”), which, together with debt financing obtained by Heinz Holding, was used to acquire H. J. Heinz Company (“Heinz”). Heinz is one of the world’s leading marketers and producers of healthy, convenient and affordable foods specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is comprised of a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta, infant foods, Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées and T.G.I. Friday’s® snacks.

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

	Carrying Value
	March 31, 2016	December 31, 2015
Common stock	$15,810	$15,714
Preferred Stock	7,710	7,710

	$23,520	$23,424

We account for our investment in Kraft Heinz common stock on the equity method. Our equity method earnings on the common stock and dividends earned on the Preferred Stock in the first quarter were $240 million in 2016 and $231 million in 2015 and are included in interest, dividend and other investment income in our Consolidated Statements of Earnings. We did not receive a dividend on the Preferred Stock for the first quarter of 2016, as that dividend was paid by KHC in the fourth quarter of 2015.

The Preferred Stock possesses no voting rights except as are required by law or for certain matters. The Preferred Stock is entitled to dividends at 9% per annum whether or not declared, is senior in priority to the common stock and is callable after June 7, 2016 at the liquidation value plus an applicable premium and any accrued and unpaid dividends. Kraft Heinz has informed us of its intention to call the Preferred Stock on or after June 7, 2016 and prior to June 7, 2017, although it is not obligated to do so. The redemption value of the Preferred Stock as of June 7, 2016 will be approximately $8.3 billion. After June 7, 2021, Berkshire can cause Kraft Heinz to attempt to sell shares of common stock through public offerings or other issuances, the proceeds of which would be required to be used to redeem any outstanding shares of the Preferred Stock. We account for our investment in the Preferred Stock as an equity investment and it is carried at cost.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	April 3, 2016	January 3, 2016
Assets	$123,273	$122,973
Liabilities	56,673	56,737

	First quarter 2016	First quarter 2015
Sales	$6,570	$2,478

Net earnings	$896	$276

Notes to Consolidated Financial Statements (Continued)

Note 8. Investment gains/losses

Investment gains/losses are summarized below (in millions).

	First Quarter
	2016	2015
Fixed maturity securities—
Gross gains from sales and other disposals	$19	$29
Gross losses from sales and other disposals	(3)	(38)
Equity securities—
Gross gains from sales and redemptions	1,807	106
Gross losses from sales and redemptions	(10)	(6)
Other	37	6

	$1,850	$97

Gains from sales and other dispositions of equity securities in the first quarter of 2016 included a pre-tax non-cash holding gain of approximately $1.1 billion from the exchange of our P&G common stock in connection with the acquisition of Duracell. The pre-tax gain represented the excess of the fair value of Duracell over our cost of P&G shares as of the exchange date. Our after-tax gain from this transaction was approximately $1.9 billion. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are currently payable on the excess of the fair value of the business received over the tax basis of the P&G shares exchanged. Income tax expense in the first quarter of 2016 also included a benefit from the reduction of certain deferred income tax liabilities that we recorded in 2005 in connection with our exchange of The Gillette Company common stock for P&G common stock as a result of a merger between the two companies.

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

Note 9. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2016	December 31, 2015
Raw materials	$2,851	$1,852
Work in process and other	2,519	778
Finished manufactured goods	4,461	3,369
Goods acquired for resale	6,006	5,917

	$15,837	$11,916

Inventories at March 31, 2016 include approximately $3.7 billion related to PCC and Duracell.

Note 10. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2016	December 31, 2015
Insurance premiums receivable	$9,903	$8,843
Reinsurance recoverable on unpaid losses	3,523	3,307
Trade and other receivables	14,091	11,521
Allowances for uncollectible accounts	(327)	(368)

	$27,190	$23,303

Trade and other receivables at March 31, 2016 include approximately $1.85 billion related to PCC and Duracell.

Notes to Consolidated Financial Statements (Continued)

Note 10. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	March 31, 2016	December 31, 2015
Loans and finance receivables before allowances and discounts	$13,394	$13,186
Allowances for uncollectible loans	(181)	(182)
Unamortized acquisition discounts	(288)	(232)

	$12,925	$12,772

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses in the first quarter were $37 million in 2016 and $35 million in 2015. Loan charge-offs, net of recoveries, in the first quarter were $38 million in 2016 and $46 million in 2015. At March 31, 2016, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2016, approximately 98% of the loan balances were determined to be performing and approximately 95% of the loan balances were current as to payment status.

Note 11. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Range of estimated useful life	March 31, 2016	December 31, 2015
Land	—	$2,053	$1,689
Buildings and improvements	2 – 40 years	7,987	7,329
Machinery and equipment	3 – 25 years	19,204	17,054
Furniture, fixtures and other	2 – 18 years	4,213	3,545

		33,457	29,617
Accumulated depreciation		(14,499)	(14,077)

		$18,958	$15,540

Property, plant and equipment at March 31, 2016 includes approximately $3.3 billion related to PCC and Duracell.

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Range of estimated useful life	March 31, 2016	December 31, 2015
Railroad:
Land	—	$6,054	$6,037
Track structure and other roadway	7 – 100 years	46,435	45,967
Locomotives, freight cars and other equipment	6 – 40 years	11,515	11,320
Construction in progress	—	1,031	1,031

		65,035	64,355
Accumulated depreciation		(5,135)	(4,845)

		$59,900	$59,510

Utilities and energy:
Utility generation, transmission and distribution systems	5 – 80 years	$69,880	$69,248
Interstate natural gas pipeline assets	3 – 80 years	6,798	6,755
Independent power plants and other assets	3 – 30 years	5,665	5,626
Construction in progress	—	2,757	2,627

		85,100	84,256
Accumulated depreciation		(23,948)	(23,487)

		$61,152	$60,769

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment (Continued)

The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Range of estimated useful life	March 31, 2016	December 31, 2015
Assets held for lease	5 – 35 years	$11,576	$11,317
Land	—	221	220
Buildings, machinery and other	3 – 50 years	1,238	1,207

		13,035	12,744
Accumulated depreciation		(3,510)	(3,397)

		$9,525	$9,347

A summary of depreciation expense for the first quarter of 2016 and 2015 follows (in millions).

	First Quarter
	2016	2015
Insurance and other	$493	$404
Railroad, utilities and energy	1,141	1,066
Finance and financial products	152	147

	$1,786	$1,617

Note 12. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31, 2016	December 31, 2015
Balance at beginning of year	$62,708	$60,714
Acquisitions of businesses	16,617	2,563
Other, including foreign currency translation	(211)	(569)

Balance at end of period	$79,114	$62,708

Other intangible assets are summarized as follows (in millions).

	March 31, 2016		December 31, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$41,073	$5,806	$14,610	$5,462
Railroad, utilities and energy	892	252	888	239

	$41,965	$6,058	$15,498	$5,701

Trademarks and trade names	$6,036	$782	$3,041	$765
Patents and technology	4,332	2,148	4,252	2,050
Customer relationships	28,504	2,304	5,474	2,131
Other	3,093	824	2,731	755

	$41,965	$6,058	$15,498	$5,701

Other intangible assets at March 31, 2016 included preliminary fair values of intangible assets of PCC and Duracell of approximately $26 billion, which included approximately $17 billion in customer relationships and trade names that were preliminarily determined to have indefinite lives. Amortization expense in the first quarter was $339 million in 2016 and $255 million in 2015. Intangible assets with indefinite lives, excluding business acquisitions completed in 2016, were approximately $3.0 billion as of March 31, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts

Derivative contracts have been entered into primarily through our finance and financial products and our energy businesses. Derivative contracts of our finance and financial products businesses consist of equity index put option and credit default contracts. A summary of the liabilities and related notional values of these contracts follows (in millions).

	March 31, 2016			December 31, 2015
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$4,348	$28,356	(1)	$3,552	$27,722	(1)
Credit default	298	7,792	(2)	284	7,792	(2)

	$4,646			$3,836

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

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains (losses) included in our Consolidated Statements of Earnings for the first quarter of 2016 and 2015 follows (in millions).

	First Quarter
	2016	2015
Equity index put options	$ (796)	$1,311
Credit default	(14)	7

	$(810)	$1,318

The equity index put option contracts were written between 2004 and 2008. These contracts are European style options written on four major equity indexes and will expire between June 2018 and January 2026. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price at the contract expiration date. We received the premiums on these contracts at the contract inception dates and therefore we have no counterparty credit risk.

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.6 billion at March 31, 2016 and $1.1 billion at December 31, 2015. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 4.7 years at March 31, 2016.

Our credit default contract was written in 2008 and relates to approximately 500 zero-coupon municipal debt issues with maturities ranging from 2019 to 2054. The underlying debt issues have a weighted average remaining maturity of approximately 15.5 years. Pursuant to the contract terms, future loss payments would be required in the event of non-payment by the issuer and non-performance by the primary financial guarantee insurers under their contracts. Payments under our contract, if any, are not required prior to the maturity dates of the underlying obligations. The premium under this contract was received at the inception of this contract and therefore we have no counterparty credit risk.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2016, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets and were $114 million as of March 31, 2016 and $103 million as of December 31, 2015. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $267 million as of March 31, 2016 and $237 million as of December 31, 2015. Net derivative contract assets or liabilities that are probable of recovery through rates of our regulated utilities are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2016 and 2015 is presented in the following table (in millions).

	First Quarter
	2016	2015
Cash paid during the period for:
Income taxes	$231	$248
Interest:
Insurance and other businesses	181	149
Railroad, utilities and energy businesses	731	697
Finance and financial products businesses	63	89
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	16,842	2,213
Equity securities exchanged in connection with business acquisition	4,239	—

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2016.

	Weighted Average Interest Rate	March 31, 2016	December 31, 2015
Insurance and other:
Issued by Berkshire due 2016-2047	2.2%	$18,184	$9,799
Short-term subsidiary borrowings	1.9%	2,565	1,989
Other subsidiary borrowings due 2016-2044	3.9%	7,324	2,811

		$28,073	$14,599

On January 8, 2016, Berkshire entered into a $10 billion revolving credit agreement, which expires January 6, 2017. The agreement has a variable interest rate based on the Prime Rate, or a spread above either the Federal Funds Rate or LIBOR, at Berkshire’s option. Borrowings under the credit agreement are unsecured and there are no materially restrictive covenants. In connection with the PCC acquisition, Berkshire borrowed $10 billion under the credit agreement.

In March 2016, Berkshire issued €2.75 billion in senior unsecured notes consisting of €1.0 billion of 0.50% senior notes due in 2020, €1.0 billion of 1.30% senior notes due in 2024 and €750 million of 2.15% senior notes due in 2028. In March 2016, Berkshire also issued $5.5 billion in senior unsecured notes consisting of $1.0 billion of 2.20% senior notes due in 2021, $2.0 billion of 2.75% senior notes due in 2023 and $2.5 billion of 3.125% senior notes due in 2026. The proceeds from these debt issues were used in the repayment of all outstanding borrowings under the aforementioned credit agreement. Other subsidiary borrowings at March 31, 2016 included $5.1 billion attributable to PCC.

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

	Weighted Average Interest Rate	March 31, 2016	December 31, 2015
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,815	$7,814
Subsidiary and other debt due 2016-2064	4.8%	28,777	28,188
Issued by BNSF due 2016-2097	4.9%	21,518	21,737

		$58,110	$57,739

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2016, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	March 31, 2016	December 31, 2015
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2016-2043	2.5%	$14,172	$10,679
Issued by other subsidiaries due 2016-2036	5.0%	1,184	1,272

		$15,356	$11,951

In March 2016, BHFC issued $3.5 billion of senior notes consisting of $750 million of 1.45% senior notes due in 2018, $1.0 billion floating rate senior notes that mature in 2018, $1.25 billion of 1.70% senior notes due in 2019 and $500 million floating rate senior notes that mature in 2019. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

On March 25, 2016, Berkshire amended the revolving credit agreement entered into in January 2016. The amendment reduced borrowing capacity from $10 billion to $7.5 billion. As of March 31, 2016, our subsidiaries also had unused lines of credit and commercial paper capacity aggregating approximately $9.2 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.4 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire guarantees other subsidiary borrowings, which aggregated approximately $3.3 billion at March 31, 2016. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2016 and December 31, 2015 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,333	$3,333	$2,361	$972	$—
States, municipalities and political subdivisions	1,565	1,565	—	1,565	—
Foreign governments	10,458	10,458	8,083	2,375	—
Corporate bonds	7,828	7,828	—	7,723	105
Mortgage-backed securities	1,373	1,373	—	1,373	—
Investments in equity securities	106,420	106,420	106,384	35	1
Investment in Kraft Heinz common stock	15,810	25,567	25,567	—	—
Investment in Kraft Heinz Preferred Stock	7,710	8,446	—	—	8,446
Other investments	19,810	19,810	328	—	19,482
Loans and finance receivables	12,925	13,202	—	15	13,187
Derivative contract assets (1)	114	114	—	2	112
Derivative contract liabilities:
Railroad, utilities and energy (1)	267	267	10	214	43
Finance and financial products:
Equity index put options	4,348	4,348	—	—	4,348
Credit default	298	298	—	—	298
Notes payable and other borrowings:
Insurance and other	28,073	28,941	—	28,941	—
Railroad, utilities and energy	58,110	66,246	—	66,246	—
Finance and financial products	15,356	16,042	—	15,616	426
December 31, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,427	$3,427	$2,485	$942	$—
States, municipalities and political subdivisions	1,764	1,764	—	1,764	—
Foreign governments	11,468	11,468	9,188	2,280	—
Corporate bonds	7,926	7,926	—	7,826	100
Mortgage-backed securities	1,442	1,442	—	1,442	—
Investments in equity securities	111,822	111,822	111,786	35	1
Investment in Kraft Heinz common stock	15,714	23,679	23,679	—	—
Investment in Kraft Heinz Preferred Stock	7,710	8,363	—	—	8,363
Other investments	21,717	21,717	315	—	21,402
Loans and finance receivables	12,772	13,112	—	16	13,096
Derivative contract assets (1)	103	103	—	5	98
Derivative contract liabilities:
Railroad, utilities and energy (1)	237	237	13	177	47
Finance and financial products:
Equity index put options	3,552	3,552	—	—	3,552
Credit default	284	284	—	—	284
Notes payable and other borrowings:
Insurance and other	14,599	14,773	—	14,773	—
Railroad, utilities and energy	57,739	62,471	—	62,471	—
Finance and financial products	11,951	12,363	—	11,887	476

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ending March 31, 2016 and 2015 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Three months ending March 31, 2016
Balance at December 31, 2015	$100	$21,403	$(3,785)
Gains (losses) included in:
Earnings	—	—	(766)
Other comprehensive income	2	(1,920)	(6)
Regulatory assets and liabilities	—	—	(6)
Acquisitions, dispositions and settlements	4	—	(14)
Transfers into/out of Level 3	(1)	—	—

Balance at March 31, 2016	$105	$19,483	$(4,577)

Three months ending March 31, 2015
Balance at December 31, 2014	$8	$21,996	$(4,759)
Gains (losses) included in:
Earnings	—	—	1,347
Other comprehensive income	—	(1,445)	1
Regulatory assets and liabilities	—	—	(3)
Dispositions and settlements	(1)	—	(24)
Transfers into/out of Level 3	—	—	3

Balance at March 31, 2015	$7	$20,551	$(3,435)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the fair values of derivative contracts and settlement transactions. Gains and losses included in other comprehensive income primarily represent the net change in unrealized appreciation of investments.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Quantitative information as of March 31, 2016, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:

Preferred stocks	$14,995	Discounted cash flow	Expected duration	6 years

			Discount for transferability restrictions and subordination	134 basis points

Common stock warrants	4,487	Warrant pricing model	Discount for transferability and hedging restrictions	8%

Net derivative liabilities:

Equity index put options	4,348	Option pricing model	Volatility	21%

Credit default municipalities	298	Discounted cash flow	Credit spreads	31 basis points

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

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2016 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2015	820,102	(11,680)	808,422	1,253,866,598	(1,409,762)	1,252,456,836
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(1,609)	—	(1,609)	2,812,057	—	2,812,057

Balance at March 31, 2016	818,493	(11,680)	806,813	1,256,678,655	(1,409,762)	1,255,268,893

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,659 shares outstanding as of March 31, 2016 and 1,643,393 shares outstanding as of December 31, 2015. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

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

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the three months ending March 31, 2016 and 2015 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2016
Balance at December 31, 2015	$38,598	$(3,856)	$(762)	$2	$33,982
Other comprehensive income, net before reclassifications	(1,791)	456	(14)	(32)	(1,381)
Reclassifications from accumulated other comprehensive income	(1,175)	—	16	12	(1,147)

Balance at March 31, 2016	$35,632	$(3,400)	$(760)	$(18)	$31,454

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$(1,807)	$—	$—	$—	$(1,807)
Other	—	—	21	21	42

Reclassifications before income taxes	(1,807)	—	21	21	(1,765)
Applicable income taxes	(632)	—	5	9	(618)

	$(1,175)	$—	$16	$12	$(1,147)

Notes to Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income (Continued)

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2015
Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732
Other comprehensive income, net before reclassifications	(2,376)	(1,341)	23	(118)	(3,812)
Reclassifications from accumulated other comprehensive income	(59)	—	8	(5)	(56)

Balance at March 31, 2015	$43,201	$(3,298)	$(1,008)	$(31)	$38,864

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses:
Insurance and other	$(90)	$—	$—	$—	$(90)
Finance and financial products	(1)	—	—	—	(1)
Other	—	—	15	(6)	9

Reclassifications before income taxes	(91)	—	15	(6)	(82)
Applicable income taxes	(32)	—	7	(1)	(26)

	$(59)	$—	8	$(5)	$(56)

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

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. As of March 31, 2016, Berkadia’s maximum outstanding balance of commercial paper borrowings is limited to $1.5 billion. On March 31, 2016, the aggregate amount of Berkadia commercial paper outstanding was $1.47 billion.

Notes to Consolidated Financial Statements (Continued)

Note 20. Business segment data

Our operating businesses include a large and diverse group of insurance, finance, manufacturing, service and retailing businesses. Our manufacturing businesses include PCC and Duracell, which were acquired in the first quarter of 2016. Revenues by segment for the first quarter of 2016 and 2015 were as follows (in millions).

	First Quarter
	2016	2015
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$6,050	$5,385
General Re	1,390	1,498
Berkshire Hathaway Reinsurance Group	2,243	1,447
Berkshire Hathaway Primary Group	1,441	1,210
Investment income	1,149	1,090

Total insurance group	12,273	10,630
BNSF	4,767	5,602
Berkshire Hathaway Energy	4,118	4,331
Manufacturing	10,554	8,863
McLane Company	11,801	11,643
Service and retailing	5,891	4,521
Finance and financial products	1,726	1,554

	51,130	47,144
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,040	1,415
Eliminations and other	233	85

	$52,403	$48,644

Earnings before income taxes by segment for the first quarter of 2016 and 2015 were as follows (in millions).

	First Quarter
	2016	2015
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$264	$160
General Re	42	(47)
Berkshire Hathaway Reinsurance Group	(79)	459
Berkshire Hathaway Primary Group	121	175
Investment income	1,142	1,087

Total insurance group	1,490	1,834
BNSF	1,258	1,672
Berkshire Hathaway Energy	569	596
Manufacturing	1,482	1,205
McLane Company	136	131
Service and retailing	324	384
Finance and financial products	478	444

	5,737	6,266
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,040	1,415
Interest expense, not allocated to segments	(348)	(119)
Eliminations and other	27	85

	$6,456	$7,647

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2016	2015
Insurance – underwriting	$213	$480
Insurance – investment income	919	875
Railroad	784	1,045
Utilities and energy	441	421
Manufacturing, service and retailing	1,266	1,123
Finance and financial products	311	289
Investment and derivative gains/losses	1,852	920
Other	(197)	11

Net earnings attributable to Berkshire Hathaway shareholders	$5,589	$5,164

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

Our insurance businesses generated lower earnings in the first quarter of 2016 compared to 2015, due primarily to comparatively lower gains from Berkshire Hathaway Reinsurance Group’s property and casualty business and lower foreign currency exchange rate gains attributable to certain of its foreign currency denominated liabilities. Our railroad business generated significantly lower earnings in the first quarter of 2016 compared to 2015, primarily due to a 5.5% decline in unit volume. Our utility and energy business produced higher earnings in the first quarter of 2016, reflecting a lower effective income tax rate, partially offset by lower pre-tax earnings. Earnings from our manufacturing, service and retailing businesses in 2016 increased 12.7% over the first quarter of 2015, reflecting the impact of the PCC business acquisition and mixed results from our other businesses.

Investment and derivative gains/losses in the first quarter of 2016 included after-tax gains from investments of $2.4 billion and after-tax losses from changes in the fair values of derivative contracts of $0.5 billion. Investment and derivative gains/losses in the first quarter of 2016 included a non-cash after-tax gain of approximately $1.9 billion related to the exchange of P&G common stock for 100% of the common stock of Duracell, which included the reduction of certain deferred income tax liabilities that we recorded in 2005 in connection with our exchange of The Gillette Company common stock for P&G common stock as a result of the merger of those two companies. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of large property catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time. Unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings.

A key marketing strategy of our insurance businesses is the maintenance of extraordinary capital strength. A measure of capital strength is combined shareholders’ equity determined pursuant to statutory accounting rules (“Statutory Surplus”). Statutory Surplus of our insurance businesses was approximately $124 billion at December 31, 2015. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers. Underwriting results of our insurance businesses are summarized below. Amounts are in millions.

	First Quarter
	2016	2015
Underwriting gain (loss) attributable to:
GEICO	$264	$160
General Re	42	(47)
Berkshire Hathaway Reinsurance Group	(79)	459
Berkshire Hathaway Primary Group	121	175

Pre-tax underwriting gain	348	747
Income taxes and noncontrolling interests	135	267

Net underwriting gain	$213	$480

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

	First Quarter
	2016		2015
	Amount	%	Amount	%
Premiums written	$6,565		$5,886

Premiums earned	$6,050	100.0	$5,385	100.0

Losses and loss adjustment expenses	4,823	79.7	4,316	80.1
Underwriting expenses	963	15.9	909	16.9

Total losses and expenses	5,786	95.6	5,225	97.0

Pre-tax underwriting gain	$264		$160

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the first quarter of 2016 were $6,565 million, an increase of 11.5% as compared to 2015. Premiums earned in the first quarter of 2016 increased $665 million (12.3%) compared to 2015. These increases reflected voluntary auto policy-in-force growth of 4.3% and increased premiums per auto policy of approximately 7.2% over the past twelve months. Voluntary auto new business sales in the first quarter of 2016 decreased 0.3% compared to 2015. During the first quarter of 2016, voluntary auto policies-in-force increased approximately 241,000 since the end of 2015.

In the first quarter of 2016, our pre-tax underwriting gain was $264 million, an increase of $104 million compared to 2015. Throughout 2015, we experienced increases in claims frequencies and severities across all of our major coverages, which resulted in relatively significant increases in our loss ratios. As a result, we implemented premium rate increases where necessary.

In the first quarter of 2016, our loss ratio declined 0.4 percentage points reflecting the impact of the aforementioned rate increases, partly offset by increased storm losses. Losses and loss adjustment expenses incurred in the first quarter of 2016 increased $507 million (11.7%) over 2015. Claims frequencies (claim counts per exposure unit) in the first quarter of 2016 for property damage and collision coverages decreased in the four to five percent range compared to 2015, and were relatively unchanged for bodily injury coverage. Average claims severities were higher in the first quarter of 2016 for physical damage and collision coverages (three to five percent range) and bodily injury coverage (six to eight percent range). In addition, we experienced storm losses (primarily in Texas) of approximately $100 million in the first quarter of 2016, whereas such losses in 2015 were negligible. Storm losses in April 2016 have also been considerably greater than in 2015, which will negatively affect our second quarter 2016 underwriting results.

Underwriting expenses in the first quarter of 2016 were $963 million, an increase of $54 million (5.9%) over 2015 and our expense ratio (underwriting expenses to premiums earned) in the first quarter of 2016 declined one percentage point compared to 2015. The largest components of underwriting expenses are employee-related expenses (salaries and benefits) and advertising costs. The increase in underwriting expenses reflects the increase in policies-in-force.

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

	First Quarter
	Premiums written		Premiums earned		Pre-tax underwriting gain (loss)
	2016	2015	2016	2015	2016	2015
Property/casualty	$992	$1,183	$652	$730	$30	$(14)
Life/health	740	767	738	768	12	(33)

	$1,732	$1,950	$1,390	$1,498	$42	$(47)

Property/casualty

In the first quarter of 2016, property/casualty premiums written declined $191 million (16%), while premiums earned decreased $78 million (11%), as compared to 2015. Adjusting for changes in foreign currency exchange rates, premiums written and earned in the first quarter of 2016 declined 14% and 9%, respectively, compared to 2015. Our premium volume declined in both the direct and broker markets worldwide. Insurance industry capacity remains high and price competition in most property/casualty reinsurance markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write substantially more business when more appropriate prices can be attained relative to the risks assumed.

In the first quarter of 2016, our property business generated pre-tax underwriting gains of $55 million compared to losses of $5 million in 2015. The comparative improvement was driven by a decrease in reported individual risk losses. Property business results in both years benefitted from reductions of estimated losses on prior years’ business. The timing and magnitude of catastrophe and large individual losses can produce significant volatility in our periodic underwriting results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

In the first quarter of 2016 and 2015, our casualty/workers’ compensation business produced pre-tax underwriting losses of $25 million and $9 million, respectively. Underwriting results in each period included net losses on current year business, partially offset by gains from reductions of estimated losses on prior years’ business of $51 million in the first quarter of 2016 and $66 million in 2015. The gains from prior years’ business were net of recurring charges for discount accretion on workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Life/health

In the first quarter of 2016, life/health premiums written and earned decreased $27 million (4%) and $30 million (4%), respectively, compared to 2015. However, adjusting for changes in foreign currency exchange rates, premium volume in 2016 was relatively unchanged from 2015. The life/health business produced pre-tax underwriting gains of $12 million in the first quarter of 2016 compared to losses of $33 million in 2015. In 2016, underwriting gains from international life business were partially offset by losses from the periodic discount accretion on long-term care liabilities in North America. The underwriting losses in 2015 were impacted by a number of factors, including increased liabilities for life benefits as a result of the reduction of discount rates in Europe and Australia, foreign currency exchange losses on our international business and greater than expected loss activity from our North America individual life operations.

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

	First Quarter
	Premiums written		Premiums earned		Pre-tax underwriting gain (loss)
	2016	2015	2016	2015	2016	2015
Property/casualty	$1,612	$1,374	$1,127	$916	$126	$407
Retroactive reinsurance	580	—	580	—	(91)	(2)
Life and annuity	536	531	536	531	(114)	54

	$2,728	$1,905	$2,243	$1,447	$(79)	$459

Property/casualty

Premiums written and earned in the first quarter of 2016 increased $238 million (17%) and $211 million (23%), respectively, compared to 2015. These increases were primarily attributable to the quota-share contract with Insurance Australia Group Ltd., which became effective on July 1, 2015, partially offset by lower premiums from property catastrophe and other property/casualty business. Our premium volume is generally constrained for most property/casualty coverages, and for property catastrophe coverages in particular as rates, in our view, are generally inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

Our property/casualty business generated pre-tax underwriting gains of $126 million in the first quarter of 2016 compared to $407 million in 2015. The decline in the first quarter 2016 underwriting gains was primarily due to a significant decline in the reductions of estimated losses on prior years’ business as compared to 2015.

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

Pre-tax underwriting losses from retroactive contracts in the first quarter were $91 million in 2016 and $2 million in 2015. In each period, underwriting results included deferred charge amortization and foreign currency transaction gains associated with foreign currency denominated liabilities of U.S.-based subsidiaries. Before foreign currency gains, retroactive reinsurance contracts produced first quarter pre-tax losses of $110 million in 2016 and $126 million in 2015, which were primarily from recurring periodic deferred charge amortization. Gross unpaid losses from retroactive reinsurance contracts were approximately $24.4 billion at March 31, 2016 and $23.7 billion at December 31, 2015. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.7 billion at March 31, 2016 and $7.6 billion at December 31, 2015. As previously stated, the amortization of deferred charge balances will be charged to earnings in the future.

Life and annuity

BHRG’s life and annuity underwriting results are summarized as follows (in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2016	2015	2016	2015
Periodic payment annuity	$209	$193	$(70)	$10
Life reinsurance	323	333	11	(9)
Variable annuity guarantee	4	5	(55)	53

	$536	$531	$(114)	$54

Periodic payment annuity contracts generated pre-tax underwriting losses of $70 million in the first quarter of 2016 compared to pre-tax gains of $10 million in 2015. Before the impact of foreign currency exchange rate changes on foreign currency denominated liabilities of U.S.-based subsidiaries, annuity contracts produced pre-tax underwriting losses of $110 million in the first quarter of 2016 compared to $74 million in 2015. This business is expected to generate underwriting losses attributable to the recurring accretion of discounted annuity liabilities. The increase in underwriting losses in 2016 reflected increased average liabilities from new business written over the past year and unfavorable mortality experience compared to 2015. Aggregate annuity liabilities were approximately $9.0 billion at March 31, 2016 and $8.7 billion at December 31, 2015.

In the first quarter of 2016, life reinsurance premiums were relatively unchanged compared to 2015. The life reinsurance business produced underwriting gains of $11 million in 2016, reflecting lower claims and underwriting expenses.

Our variable annuity business primarily consists of contracts that provide guarantees on closed blocks of variable annuity business written by other insurers. The periodic underwriting gains and losses in each period reflect the impacts of changes in equity markets and interest rates which produce increases or decreases in estimated liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in investment market conditions, which impact the underlying insured exposures. In the first quarter of 2016, the pre-tax underwriting losses were primarily due to lower interest rates and declining equity markets, which resulted in increased estimated liabilities. In the first quarter of 2015, pre-tax underwriting gains were primarily due to rising equity markets, which resulted in lower estimated liabilities.

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

Premiums earned in the first quarter of 2016 were $1,441 million compared to $1,210 million in 2015. The increase in premiums was primarily attributable to increases from BH Specialty, MedPro Group, NICO Primary, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $121 million in the first quarter of 2016 and $175 million in 2015. Combined loss ratios were 63% in the first quarter of 2016 and 58% in 2015. The comparative increase in the first quarter of 2016 loss ratio reflected comparative declines in favorable loss development of prior years’ loss events. Our primary insurers write considerable amounts of liability and workers’ compensation business, which can have extended claim tails. It should not be assumed that the current claim experience or underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by investments held by our insurance operations follows. Amounts are in millions.

	First Quarter
	2016	2015
Interest income	$230	$220
Dividend income	912	867

Investment income before taxes and noncontrolling interests	1,142	1,087
Income taxes and noncontrolling interests	223	212

Net investment income	$919	$875

Pre-tax investment income in the first quarter of 2016 increased $55 million (5%) from 2015. We continue to hold significant cash and cash equivalent balances earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such balances.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $89 billion at March 31, 2016 and $88 billion at December 31, 2015. The cost of float was negative as our insurance businesses overall generated pre-tax underwriting gains in each period.

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

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$40,864	$43,762
Equity securities	104,246	109,607
Fixed maturity securities	23,562	23,621
Other investments	14,418	15,998

	$183,090	$192,988

Fixed maturity investments as of March 31, 2016 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,282	$18	$3,300
States, municipalities and political subdivisions	1,453	67	1,520
Foreign governments	9,664	263	9,927
Corporate bonds, investment grade	5,422	453	5,875
Corporate bonds, non-investment grade	1,477	234	1,711
Mortgage-backed securities	1,067	162	1,229

	$22,365	$1,197	$23,562

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

Railroad (“Burlington Northern Santa Fe”)

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America. BNSF operates approximately 32,500 route miles of track in 28 states. BNSF also operates in three Canadian provinces. BNSF’s major business groups are classified by type of product shipped and include consumer products, industrial products, agricultural products and coal. Earnings of BNSF are summarized below (in millions).

	First Quarter
	2016	2015
Revenues	$4,767	$5,602

Operating expenses:
Compensation and benefits	1,208	1,338
Fuel	395	713
Purchased services	638	648
Depreciation and amortization	520	496
Equipment rents, materials and other	503	518

Total operating expenses	3,264	3,713
Interest expense	245	217

	3,509	3,930

Pre-tax earnings	1,258	1,672
Income taxes	474	627

Net earnings	$784	$1,045

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Consolidated revenues in the first quarter of 2016 were approximately $4.8 billion, representing a decrease of $835 million (15%) versus 2015. Pre-tax earnings were $1.3 billion, a decrease of $414 million (25%) versus 2015. Our system velocity and on-time performance continued to improve. Our lower earnings were a result of a continued decline in demand for coal and certain industrial products categories.

In the first quarter of 2016, revenues reflected a 10.4% comparative decline in average revenue per car/unit and a 5.5% decline in volume. Our aggregate volume was approximately 2.33 million cars/units. The decrease in average revenue per car/unit was primarily attributable to lower fuel surcharge revenue driven by lower fuel prices and to business mix changes, partially offset by increased rate per car/unit. The fuel price impact on fuel surcharges generally lags its impact on fuel costs. The impact from this timing difference resulted in a decline in earnings compared to the first quarter of 2015 because the price of fuel declined more significantly last year.

In 2016, freight revenues from industrial products were $1.2 billion, an 18% decrease from 2015. The decrease reflected lower volumes for petroleum products, frac sand, taconite and steel products and lower average revenue per car/unit, including fuel surcharges. With oil at current low prices, we expect that volumes in these categories will be lower for the remainder of 2016. Freight revenues from agricultural products were $1.0 billion, a 10% decline from 2015, which was primarily attributable to lower average revenue per car/unit somewhat offset by volume increases.

Freight revenues from coal were $779 million in 2016, a decrease of 39% compared to 2015. The decline was primarily due to a 33.2% decline in volumes attributable to reduced utility demand for coal driven by high customer inventories, low natural gas prices and reduced electricity generation in part due to historically mild winter weather. Coal volumes in 2015 benefitted from higher demand in the early part of the year as customers restocked coal inventories. Utility coal inventories are relatively high and there is increased usage of other fuel sources in generating electricity. As a result, we expect declines in coal volume over the remainder of 2016.

Freight revenues from consumer products were $1.5 billion in 2016, an increase of 3% from 2015, reflecting a 9.0% increase in volumes, partially offset by lower average revenue per car/unit (including lower fuel surcharges). The comparative increase in volumes was primarily due to increased international intermodal volumes received from the U.S. West Coast ports. During the first quarter of 2015, unit volumes were negatively impacted by a diversion of freight from the U.S. West Coast ports to other import gateways caused by U.S. West Coast port labor disruptions.

Operating expenses in the first quarter of 2016 were $3.3 billion, a decrease of $449 million (12%) compared to the first quarter of 2015. In 2016, the ratio of operating expenses to revenues increased 2.2 percentage points to 68.5% as compared to 2015. Compensation and benefits expenses decreased $130 million (10%), primarily due to lower employment levels driven by decreased volumes and productivity improvements, partially offset by wage inflation. Fuel expenses declined $318 million (45%) in 2016 due to significantly lower average fuel prices and lower volumes.

Interest expense in the first quarter of 2016 was $245 million, an increase of $28 million (13%) compared to 2015. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. The increased interest expense in 2016 resulted from higher average outstanding debt.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include AltaLink, L.P. (“AltaLink”), a regulated electricity transmission-only business in Alberta, Canada and a diversified portfolio of independent power projects. In addition, BHE also operates the second-largest residential real estate brokerage firm and one of the largest franchise networks in the United States.

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

	First Quarter
	Revenues		Earnings
	2016	2015	2016	2015
PacifiCorp	$1,264	$1,263	$244	$197
MidAmerican Energy Company	632	749	53	74
NV Energy	624	716	32	69
Northern Powergrid	279	324	125	160
Natural gas pipelines	316	334	180	185
Other energy businesses	508	495	54	39
Real estate brokerage	495	450	3	(1)

	$4,118	$4,331

Earnings before corporate interest and income taxes (“EBIT”)			691	723
Corporate interest			122	127
Income taxes and noncontrolling interests			128	175

Net earnings attributable to Berkshire Hathaway shareholders			$441	$421

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the first quarter of 2016 were $1.26 billion, unchanged from 2015. Revenues in the first quarter of 2016 reflected higher retail revenues offset by lower wholesale and other revenues. EBIT in the first quarter of 2016 were $244 million, an increase of $47 million (24%) from 2015, reflecting an increase in margins primarily due to lower energy costs. The reduction in energy costs reflected lower average natural gas prices, lower coal fueled generation and lower purchased electricity prices, partially offset by higher natural gas fueled generation.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in the first quarter of 2016 were $632 million, a decline of $117 million (16%) compared to 2015. The decline was primarily due to lower regulated natural gas revenues ($69 million) and electric revenues ($27 million). The comparative decline in first quarter natural gas revenues was primarily due to a lower average per-unit cost of gas sold ($48 million) which is offset in cost of sales, and declines in retail volumes (10%) and wholesale volumes (4%) attributable to comparatively warmer weather in 2016. The decline in electric revenues was due to cost-based revenue adjustments and slightly lower customer loads. EBIT in the first quarter of 2016 were $53 million, a decline of $21 million (28%) compared to 2015. The decline in 2016 was primarily attributable to a gain on the sale of a generating facility lease in 2015 ($13 million) and slightly higher interest expense ($4 million).

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in the first quarter of 2016 were $624 million, a decrease of $92 million (13%) versus 2015. In the first quarter of 2016, electric revenues declined $86 million, primarily due to lower retail rates resulting from lower energy costs. EBIT in the first quarter of 2016 were $32 million, a decrease of $37 million (54%) compared to 2015. The decrease in EBIT was attributable to increased operating expenses related to non-recurring benefits recorded in 2015 from reductions in certain accrued liabilities as well as planned maintenance and other generating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid

Revenues in the first quarter of 2016 declined $45 million (14%) to $279 million. The decrease was primarily due to lower distribution revenues ($30 million) and the unfavorable impact from a stronger U.S. Dollar. EBIT in 2016 declined $35 million (22%) to $125 million, primarily due to the lower revenues and the stronger U.S. Dollar.

Natural gas pipelines

Revenues in the first quarter of 2016 declined $18 million (5%) to $316 million, while EBIT declined $5 million (3%) to $180 million. The revenue decline reflected lower transportation revenues from lower volumes and rates in part due to comparatively warmer temperatures. The decline in EBIT was attributable to the decline in revenues, partially offset by lower operating expenses due to the timing of pipeline maintenance and integrity projects.

Other energy businesses

Revenues in the first quarter of 2016 increased $13 million (3%) to $508 million, primarily due to increased revenues from AltaLink and renewable energy businesses, partially offset by lower revenues from the unregulated retail services business. In the first quarter of 2016, EBIT increased $15 million (38%) as compared to 2015, primarily due to increased earnings from AltaLink and renewable energy businesses.

Real estate brokerage

Revenues in the first quarter of 2016 increased 10% to $495 million compared to 2015, reflecting increases in closed transactions and average home transaction prices and the impact of business acquisitions. Real estate brokerage activities generated break-even results in the first quarters of 2016 and 2015.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. BHE’s consolidated effective income tax rate for the first quarter was approximately 13% in 2016 and 21% in 2015. The effective tax rate decreased due to favorable deferred state income tax benefits and increased benefits from production tax credits, partially offset by the impacts of rate making of $5 million. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service. In addition, pre-tax earnings of Northern Powergrid and AltaLink are taxed at lower statutory rates in the U.K. and Canada, respectively, compared to the statutory tax rate in the U.S.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2016	2015	2016	2015
Manufacturing	$10,554	$8,863	$1,482	$1,205
Service and retailing	17,692	16,164	460	515

	$28,246	$25,027

Pre-tax earnings			1,942	1,720
Income taxes and noncontrolling interests			676	597

			$1,266	$1,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing

Our manufacturing group includes a variety of businesses that produce industrial, building and consumer products. Industrial products businesses include specialty chemicals (The Lubrizol Corporation), metal cutting tools/systems (IMC International Metalworking Companies), equipment and systems for the livestock and agricultural industries (CTB International), and a variety of industrial products for diverse markets (Marmon and Scott Fetzer). Beginning January 29, 2016, our industrial products group includes Precision Castparts Corp. (“PCC”), a leading manufacturer of complex metal products for aerospace, power and general industrial markets.

Our building products businesses include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore), and residential and commercial construction and engineering products and systems (MiTek). Our consumer products businesses include leisure vehicles (Forest River), six apparel and footwear operations (led by Fruit of the Loom, which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel), custom picture framing products (Larson Juhl) and jewelry products (Richline). Beginning February 29, 2016, our consumer products group includes the Duracell Company (“Duracell”), a leading manufacturer of high performance alkaline batteries. A summary of revenues and pre-tax earnings of our manufacturing operations follows (in millions).

	First Quarter
	Revenues		Pre- tax earnings
	2016	2015	2016	2015
Industrial products	$5,694	$4,293	$1,054	$786
Building products	2,461	2,327	242	230
Consumer products	2,399	2,243	186	189

	$10,554	$8,863	$1,482	$1,205

Aggregate first quarter revenues were approximately $10.6 billion in 2016, an increase of approximately $1.7 billion (19%) from 2015. Pre-tax earnings in the first quarter were $1.5 billion in 2016, an increase of $277 million (23%) versus 2015. In 2016, operating results of our industrial products and consumer products businesses included the results of PCC and Duracell from their respective acquisition dates. Excluding the results of PCC and Duracell, revenues of our manufacturing businesses in the aggregate declined 1.5% and pre-tax earnings increased 1.3% in 2016 as compared to 2015.

Industrial products

Revenues in the first quarter of 2016 increased approximately $1.4 billion (33%) versus 2015. The increase was primarily due to inclusion of PCC, partially offset by an 8% decline in revenues across our other businesses. In 2016, sales volumes were generally lower compared to 2015, as we experienced lower demand for products in the oil and gas, agricultural and highway transportation industries. The foreign currency translation impact of a stronger U.S. Dollar produced a comparative first quarter revenue decline of $77 million. In addition, lower average material costs of petroleum feedstocks and metals in 2016 continued to contribute to lower average selling prices.

Pre-tax earnings in the first quarter of 2016 increased $268 million (34%) compared to 2015. The average pre-tax margin rate was 18.5% in 2016, compared to 18.3% in 2015. Pre-tax earnings in 2016 reflected earnings of PCC, partially offset by lower earnings from our other businesses. The decline in earnings of our other businesses was attributable to the aforementioned soft market conditions, somewhat offset by the impacts of certain cost containment initiatives. We expect the prevailing market conditions to continue over 2016 and we may take additional actions in response to further slowdowns in customer demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Building products

Revenues in the first quarter of 2016 increased $134 million (6%) over 2015. The revenue increase reflected sales volume increases across most of our product categories, partly offset by lower sales prices and changes in product mix. Pre-tax earnings in 2016 increased $12 million (5%) compared to 2015. The overall increase in earnings was primarily attributable to the aforementioned increases in revenues and lower average raw material and energy costs, partially offset by increased restructuring charges.

Consumer products

Revenues were approximately $2.4 billion in the first quarter of 2016, an increase of $156 million (7%) over 2015. The increase reflected revenues from Duracell and an 11.5% increase in Forest River’s revenues, which was primarily attributable to a 9% increase in unit sales. Apparel revenues declined $43 million (4%) compared to 2015, which was primarily attributable to lower footwear sales and the impact of an apparel business divested in 2015.

Pre-tax earnings in 2016 declined $3 million (2%) compared to 2015. Transition and integration costs in connection with the Duracell acquisition resulted in a loss of $36 million. This loss was substantially offset by increased earnings from Forest River, Larson Juhl, Richline and the apparel businesses. Comparative operating results of our apparel group benefitted from past restructuring activities and divestitures of unprofitable business lines and were negatively impacted by lower earnings from our footwear businesses.

Service and retailing

Our service and retailing businesses are comprised of a large group of independently managed businesses engaged in a variety of activities. A summary of revenues and pre-tax earnings of these operations follows (in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2016	2015	2016	2015
Service	$2,361	$2,425	$225	$291
Retailing	3,530	2,096	99	93
McLane Company	11,801	11,643	136	131

	$17,692	$16,164	$460	$515

Service

Our service businesses offer fractional ownership programs for general aviation aircraft (NetJets) and high technology training to operators of aircraft (FlightSafety). We also distribute electronic components (TTI) and provide electronic distribution services of corporate news, multimedia and regulatory filings (Business Wire). We are a franchisor of quick service restaurants (Dairy Queen), publish newspapers and other publications (Buffalo News and the BH Media Group) and operate a television station in Miami, Florida (WPLG). We also offer third party logistics services that primarily serves the petroleum and chemical industries (Charter Brokerage).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service (Continued)

Revenues in the first quarter of 2016 declined $64 million (3%) as compared to 2015. The decrease was primarily due to an 8% reduction in revenues of NetJets, which experienced a comparative decline in aircraft sales and flat flight operations revenues. Aggregate first quarter 2016 revenues of our other service businesses increased slightly (1%) compared to 2015. Pre-tax earnings in the first quarter of 2016 declined $66 million (23%) compared to 2015, which was primarily attributable to a decline in earnings of NetJets. The decline in NetJets’ earnings was primarily due to a decline in margins from aircraft sales as well as increases in various operating expenses, including depreciation, maintenance costs and personnel costs.

Retailing

Our retailing businesses include four distinct home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. Our retailing businesses also include Berkshire Hathaway Automotive (“BHA”) which was acquired in the first quarter of 2015. BHA currently includes 84 auto dealerships. BHA sells new and pre-owned automobiles and offers repair and other related services and products, and includes two related insurance businesses, two auto auctions and a distributor of automotive fluid maintenance products.

Our other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools) and Oriental Trading Company, (party supplies, school supplies and toys and novelties). On April 30, 2015, we also acquired Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany.

Revenues of our retailing businesses in the first quarter of 2016 increased approximately $1.4 billion (68%) as compared to 2015. The increase reflected the impact of the BHA and Louis acquisitions, which accounted for approximately $1.3 billion of the increase. Revenues of our home furnishings retailers in 2016 increased $136 million (23%) over 2015, driven by Nebraska Furniture Mart and Jordan’s, which opened new stores in 2015. Earnings in 2016 increased $6 million (6%) compared to 2015.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery unit”) and to restaurants (“foodservice unit”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage unit”). The grocery and foodservice units are marked by high sales volumes and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by any of its significant customers could have an adverse impact on McLane’s periodic revenues and earnings.

Revenues for the first quarter of 2016 were $11.8 billion, an increase of 1.4% over the first quarter of 2015. The increase in revenues was primarily due to a 4% increase in foodservice sales. Earnings in 2016 were $136 million, an increase of $5 million (4%) over 2015. The operating margin (ratio of earnings to revenues) in the first quarter of 2016 was approximately 1.15%, and was relatively unchanged from 2015 reflecting slightly higher operating margins in the grocery and beverage units, partially offset by lower operating margins in the foodservice unit.

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

	First Quarter
	Revenues		Earnings
	2016	2015	2016	2015
Manufactured housing and finance	$893	$787	$170	$149
Transportation equipment leasing	683	598	251	205
Other	150	169	57	90

	$1,726	$1,554	$478	$444

Income taxes and noncontrolling interests			167	155

			$311	$289

Manufactured housing and finance

Clayton Homes’ revenues in the first quarter of 2016 increased $106 million (13%) compared to 2015, and earnings increased $21 million (14%) versus 2015. The increases in revenues and earnings were driven by a 22% increase in home sales, which contributed to improved manufacturing efficiencies, and from lower interest expense. Earnings from lending and finance activities in 2016 were relatively unchanged from 2015. As of March 31, 2016, approximately 95% of the installment loan portfolio was current in terms of payment status.

Transportation equipment leasing

Transportation equipment leasing revenues in the first quarter of 2016 increased $85 million (14%) compared to 2015, primarily due to an increase in rail/tank cars on lease and increased sales of railcars. The increase in rail/tank cars on lease reflected a larger fleet size, due primarily to the acquisition of the GE Railcar Services fleet at the end of the third quarter of 2015, partially offset by lower utilization rates. In 2016, we also experienced lower crane lease demand attributable to declines in oil drilling activity in North America.

Earnings in 2016 increased $46 million (22%) compared to 2015. The increase was primarily attributable to the positive impact of the revenue growth and lower depreciation rates for certain railcars, partially offset by higher railcar repair costs and interest expense attributable to new borrowings from a Berkshire financing subsidiary. A significant portion of the transportation leasing business costs such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Other

Other earnings from finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. In 2016, other earnings decreased $33 million, compared to 2015 reflecting decreased earnings from investment securities and Berkadia. Other earnings also includes income from interest rate spreads charged on borrowings by a Berkshire financing subsidiary that are used to finance loans and assets held for lease. Corresponding expenses are included in Clayton Homes’ and UTLX’s results. Interest rate spreads charged to these businesses were $16 million in 2016 and $17 million in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses on investments follows. Amounts are in millions.

	First Quarter
	2016	2015
Investment gains/losses	$1,850	$97
Derivative gains/losses	(810)	1,318

Gains/losses before income taxes and noncontrolling interests	1,040	1,415
Income taxes and noncontrolling interests	(812)	495

Net gains/losses	$1,852	$920

Investment gains/losses

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

Pre-tax investment gains in the first quarter were $1.85 billion in 2016 and $97 million in 2015. Investment gains in the first quarter of 2016 included $1.1 billion realized in connection with the exchange of shares of P&G common stock for 100% of the common stock of Duracell. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are currently payable on the excess of the fair value of the business received over the tax basis of the P&G common stock exchanged. Income tax expense allocated to investment gains included a benefit from the reduction of certain deferred income tax liabilities that we recorded in 2005 in connection with our exchange of The Gillette Company common stock for P&G common stock as a result of a merger between the two companies. Our after-tax gain from this transaction was approximately $1.9 billion.

Other-than-temporary impairment (“OTTI”)

We recorded no OTTI charges in the first quarters of 2016 and 2015. Although we have periodically recorded OTTI charges in earnings in the past, we continue to hold some of those securities. If the market values of those investments increase following the date OTTI charges were recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and ultimately sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of March 31, 2016, gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were approximately $2.2 billion, of which $1.5 billion pertained to our investment in IBM common stock. We concluded that as of that date, such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

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

Derivative contracts produced pre-tax losses in the first quarter of 2016 of $810 million and pre-tax gains of approximately $1.3 billion in 2015. In each period, the gains and losses were primarily attributable to non-cash changes in the fair values of our equity index put option contacts. The losses from these contracts in 2016 were driven by lower index values and interest rates. In 2015, the gains reflected increased index values and the favorable impact of a stronger U.S. Dollar. As of March 31, 2016, equity index put option intrinsic values were approximately $1.6 billion and our recorded liabilities at fair value were approximately $4.35 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates (beginning in 2018), and will be based on the intrinsic value as defined under the contracts.

Other

Other earnings include corporate income (including income from our investments in Kraft Heinz) and expenses and income taxes not allocated to operating businesses. First quarter earnings from our investments in Kraft Heinz before allocated corporate taxes were $240 million in 2016 and $231 million in 2015. Earnings in 2016 included no dividends on our Preferred Stock investment, whereas earnings in the first quarter of 2015 included preferred stock dividends of $180 million. In the fourth quarter of 2015, Kraft Heinz paid the preferred dividend that otherwise would have been paid in the first quarter of 2016. Our earnings from Kraft Heinz also included the equity method earnings on our common stock investment.

Also included in other earnings are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense. These two charges (after-tax) aggregated $347 million in the first quarter of 2016 compared to $166 million in 2015. After-tax corporate interest expense in the first quarter of 2016 was $213 million compared to $65 million in 2015. The increase in interest expense was attributable to increased average parent company borrowings and the impact of foreign currency exchange rate losses on Euro denominated debt issued in 2015 and 2016. In 2016, after-tax exchange rate losses from the Euro denominated debt were $161 million.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2016 was $258.7 billion, an increase of $3.1 billion since December 31, 2015. Net earnings attributable to Berkshire shareholders in the first quarter of 2016 were $5.6 billion.

At March 31, 2016, our insurance and other businesses held cash and cash equivalents of $53.6 billion, and investments (excluding our investments in Kraft Heinz) of $143.7 billion. In January 2016, we used cash of approximately $32.1 billion to fund the acquisition of PCC. We funded the acquisition with a combination of cash on hand and $10 billion borrowed under a new 364-day revolving credit agreement, which expires January 6, 2017. In March 2016, Berkshire Hathaway parent company issued €2.75 billion and $5.5 billion of senior unsecured notes. The proceeds were used in the repayment of all outstanding borrowings under the aforementioned revolving credit agreement. In March 2016, the revolving credit agreement was amended to reduce our borrowing capacity from $10 billion to $7.5 billion. See Note 15 to the accompanying Consolidated Financial Statements. Over the next twelve months, $1.85 billion of parent company senior notes will mature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first quarter of 2016, aggregate capital expenditures of these businesses were approximately $1.9 billion, including $1.0 billion by BHE and $880 million by BNSF. Additional aggregate capital expenditures of approximately $6.6 billion are forecast in 2016. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

BNSF’s outstanding debt was approximately $21.5 billion as of March 31, 2016, relatively unchanged from December 31, 2015. Outstanding borrowings of BHE and its subsidiaries, excluding its borrowings from Berkshire insurance subsidiaries, were approximately $36.6 billion as of March 31, 2016, relatively unchanged from December 31, 2015. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF or BHE or any of their subsidiaries.

Finance and financial products assets were approximately $34.0 billion as of March 31, 2016, a decrease of approximately $4.9 billion since December 31, 2015, which was primarily due to a decline in cash and cash equivalents. Finance assets also include loans and finance receivables, equity securities and various types of equipment and furniture held for lease.

Finance and financial products liabilities were approximately $21.6 billion as of March 31, 2016, an increase of approximately $4.4 billion compared to December 31, 2015. The increase was primarily attributable to new debt issued by Berkshire Hathaway Finance Corporation (“BHFC”). In March 2016, BHFC issued $3.5 billion of senior notes. See Note 15 to the accompanying Consolidated Financial Statements. The proceeds were used to fund loans originated and acquired by Clayton Homes and to fund a portion of existing assets held for lease of our rail tank car business, UTLX.

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

During the first quarter of 2016, we issued new term debt and assumed debt through the PCC business acquisition. Future payments of principal and interest related to such borrowings are summarized as follows (in millions): 2016 - $768; 2017 - $370; 2018 - $3,097; 2019 - $2,068; and 2020 and after - $14,348. Except as otherwise disclosed herein, our contractual obligations as of March 31, 2016 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

Our Consolidated Balance Sheet as of March 31, 2016 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of approximately $75 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2016 includes goodwill of acquired businesses of approximately $79 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2015. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by our insurance subsidiaries and/or losses to our business operations, changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2016, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. During the quarter, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2015 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first three months of 2016.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

We are making the following disclosures under Section 13(r) of the Exchange Act because our management recently became aware that one of our foreign subsidiaries made sales through a third-party distributor to customers in Iran that include or may include parties (the “Iran Parties”) that meet the definition of the “Government of Iran” under Section 560.304 of 31 C.F.R. Part 560. Based upon currently known information, total revenues to our subsidiary from sales to the Iran Parties, which took place from June 2013 through November 2015, were approximately $45,000, and the total net income attributable to those sales was approximately $2,500.

Our subsidiary has stopped all shipments to the Iran Parties, and the subsidiary does not intend to continue sales to, or engage in other dealings with, the Iran Parties. On May 6, 2016, we submitted initial notifications of voluntary self-disclosures to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). We will submit further information to OFAC and BIS after completing an internal investigation, which we are conducting with the assistance of outside counsel, and we intend to cooperate fully with both agencies.

Item 6. Exhibits

a. Exhibits

3(ii)	By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on May 4, 2016.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: May 6, 2016	/s/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer