Form 10-Q
period 2016-06-30
BERKSHIRE HATHAWAY INC
filed 2016-08-05
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 28, 2016:

Class A —	788,894
Class B —	1,282,442,561

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$61,788	$61,181
Investments:
Fixed maturity securities	23,744	25,988
Equity securities	102,563	110,212
Other	14,487	15,998
Investments in The Kraft Heinz Company	15,752	23,424
Receivables	27,162	23,303
Inventories	15,720	11,916
Property, plant and equipment	19,072	15,540
Goodwill	53,564	37,188
Other intangible assets	35,179	9,148
Deferred charges reinsurance assumed	7,652	7,687
Other	7,464	6,697

	384,147	348,282

Railroad, Utilities and Energy:
Cash and cash equivalents	3,036	3,437
Property, plant and equipment	121,977	120,279
Goodwill	24,241	24,178
Regulatory assets	4,306	4,285
Other	13,840	12,833

	167,400	165,012

Finance and Financial Products:
Cash and cash equivalents	7,855	7,112
Investments in equity and fixed maturity securities	360	411
Other investments	6,339	5,719
Loans and finance receivables	13,088	12,772
Property, plant and equipment and assets held for lease	9,662	9,347
Goodwill	1,372	1,342
Other	2,593	2,260

	41,269	38,963

	$592,816	$552,257

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$74,708	$73,144
Unearned premiums	14,768	13,311
Life, annuity and health insurance benefits	14,974	14,497
Other policyholder liabilities	7,214	7,123
Accounts payable, accruals and other liabilities	20,468	17,879
Notes payable and other borrowings	27,567	14,599

	159,699	140,553

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,597	11,994
Regulatory liabilities	3,062	3,033
Notes payable and other borrowings	58,595	57,739

	73,254	72,766

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,548	1,398
Derivative contract liabilities	4,626	3,836
Notes payable and other borrowings	15,251	11,951

	21,425	17,185

Income taxes, principally deferred	72,180	63,126

Total liabilities	326,558	293,630

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,710	35,620
Accumulated other comprehensive income	30,777	33,982
Retained earnings	198,293	187,703
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	263,025	255,550
Noncontrolling interests	3,233	3,077

Total shareholders’ equity	266,258	258,627

	$592,816	$552,257

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$10,799	$10,400	$21,923	$19,940
Sales and service revenues	30,542	27,792	58,821	52,733
Interest, dividend and other investment income	1,617	1,323	3,008	2,626
Investment gains/losses	640	136	2,486	232

	43,598	39,651	86,238	75,531

Railroad, Utilities and Energy:
Revenues	8,851	9,866	17,696	19,757

Finance and Financial Products:
Sales and service revenues	1,577	1,383	2,969	2,605
Interest, dividend and other investment income	411	416	743	748
Investment gains/losses	3	226	7	227
Derivative gains/losses	20	(174)	(790)	1,144

	2,011	1,851	2,929	4,724

	54,460	51,368	106,863	100,012

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	7,178	6,692	14,710	12,693
Life, annuity and health insurance benefits	1,241	1,738	2,408	2,918
Insurance underwriting expenses	1,870	2,018	3,947	3,630
Cost of sales and services	24,349	22,589	47,145	42,848
Selling, general and administrative expenses	4,066	3,378	7,788	6,456
Interest expense	28	217	415	361

	38,732	36,632	76,413	68,906

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,339	6,999	12,658	13,967
Interest expense	596	653	1,281	1,285

	6,935	7,652	13,939	15,252

Finance and Financial Products:
Cost of sales and services	875	739	1,643	1,398
Selling, general and administrative expenses	443	402	836	767
Interest expense	103	97	204	196

	1,421	1,238	2,683	2,361

	47,088	45,522	93,035	86,519

Earnings before income taxes	7,372	5,846	13,828	13,493
Income tax expense	2,290	1,739	3,089	4,153

Net earnings	5,082	4,107	10,739	9,340
Less: Earnings attributable to noncontrolling interests	81	94	149	163

Net earnings attributable to Berkshire Hathaway shareholders	$5,001	$4,013	$10,590	$9,177

Net earnings per share attributable to Berkshire Hathaway shareholders *	$3,042	$2,442	$6,443	$5,585
Average equivalent Class A Shares outstanding *	1,643,745	1,643,084	1,643,616	1,643,018

*

Average shares outstanding and net earnings per share are shown on an equivalent Class A common stock basis. Equivalent Class B shares outstanding are 1,500 times the equivalent Class A amount. Net earnings per equivalent Class B share outstanding are one-fifteen-hundredth (1/1,500) of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net earnings	$5,082	$4,107	$10,739	$9,340

Other comprehensive income:
Net change in unrealized appreciation of investments	(271)	234	(2,962)	(3,562)
Applicable income taxes	94	(151)	993	1,280
Reclassification of investment appreciation in net earnings	(9)	(104)	(1,816)	(195)
Applicable income taxes	4	36	636	68
Foreign currency translation	(607)	577	(114)	(783)
Applicable income taxes	44	4	14	(19)
Prior service cost and actuarial gains/losses of defined benefit pension plans	51	(44)	55	5
Applicable income taxes	(19)	13	(19)	(2)
Other, net	16	25	(6)	(100)

Other comprehensive income, net	(697)	590	(3,219)	(3,308)

Comprehensive income	4,385	4,697	7,520	6,032
Comprehensive income attributable to noncontrolling interests	61	131	135	170

Comprehensive income attributable to Berkshire Hathaway shareholders	$4,324	$4,566	$7,385	$5,862

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2014	$35,581	$42,732	$163,620	$(1,763)	$2,857	$243,027
Net earnings	—	—	9,177	—	163	9,340
Other comprehensive income, net	—	(3,315)	—	—	7	(3,308)
Issuance of common stock	30	—	—	—	—	30
Transactions with noncontrolling interests	(19)	—	—	—	132	113

Balance at June 30, 2015	$35,592	$39,417	$172,797	$(1,763)	$3,159	$249,202

Balance at December 31, 2015	$35,628	$33,982	$187,703	$(1,763)	$3,077	$258,627
Net earnings	—	—	10,590	—	149	10,739
Other comprehensive income, net	—	(3,205)	—	—	(14)	(3,219)
Issuance of common stock	52	—	—	—	—	52
Transactions with noncontrolling interests	38	—	—	—	21	59

Balance at June 30, 2016	$35,718	$30,777	$198,293	$(1,763)	$3,233	$266,258

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$10,739	$9,340
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(2,493)	(459)
Depreciation and amortization	4,359	3,812
Other	(72)	160
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	1,769	670
Deferred charges reinsurance assumed	35	246
Unearned premiums	1,444	1,379
Receivables and originated loans	(2,716)	(2,667)
Derivative contract assets and liabilities	790	(1,144)
Income taxes	1,822	2,763
Other	(366)	(157)

Net cash flows from operating activities	15,311	13,943

Cash flows from investing activities:
Purchases of fixed maturity securities	(3,130)	(3,001)
Purchases of equity securities	(4,129)	(4,714)
Sales of fixed maturity securities	926	622
Redemptions and maturities of fixed maturity securities	4,767	2,295
Sales and redemptions of equity securities	12,444	2,160
Purchases of loans and finance receivables	(188)	(57)
Collections of loans and finance receivables	174	246
Acquisitions of businesses, net of cash acquired	(30,440)	(4,500)
Purchases of property, plant and equipment	(6,144)	(6,836)
Other	(397)	41

Net cash flows from investing activities	(26,117)	(13,744)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	8,600	3,253
Proceeds from borrowings of railroad, utilities and energy businesses	2,211	3,238
Proceeds from borrowings of finance businesses	3,494	998
Repayments of borrowings of insurance and other businesses	(1,148)	(1,843)
Repayments of borrowings of railroad, utilities and energy businesses	(1,781)	(848)
Repayments of borrowings of finance businesses	(195)	(1,173)
Changes in short term borrowings, net	618	(246)
Acquisitions of noncontrolling interests	(2)	(70)
Other	(44)	(113)

Net cash flows from financing activities	11,753	3,196

Effects of foreign currency exchange rate changes	2	(77)

Increase in cash and cash equivalents	949	3,318
Cash and cash equivalents at beginning of year	71,730	63,269

Cash and cash equivalents at end of second quarter *	$72,679	$66,587

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$61,181	$57,974
Railroad, Utilities and Energy	3,437	3,001
Finance and Financial Products	7,112	2,294

	$71,730	$63,269

End of second quarter—
Insurance and Other	$61,788	$60,394
Railroad, Utilities and Energy	3,036	3,860
Finance and Financial Products	7,855	2,333

	$72,679	$66,587

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Note 2. New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts within its scope, including (a) identifying the contract, (b) identifying the performance obligations under the contract, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional financial statement presentations and disclosures. We currently expect to adopt ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. While we anticipate some changes to revenue recognition for certain customer contracts, we do not currently believe ASU 2014-09 will have a material effect on our Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income. Under existing GAAP, changes in fair value of available-for-sale equity investments are recorded in other comprehensive income. Given the current magnitude of our equity investments, the adoption of ASU 2016-01 will likely have a significant impact on the periodic net earnings reported in our Consolidated Statement of Earnings, although it will likely not significantly impact our comprehensive income or shareholders’ equity. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption will result in a reclassification of the related accumulated unrealized appreciation currently included in accumulated other comprehensive income to retained earnings, with no impact on Berkshire shareholders’ equity.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses,” which provides for the recognition and measurement at the reporting date of all expected credit losses for financial assets held at amortized cost and available-for-sale debt securities. Currently credit losses are recognized and measured when such losses become probable based on the prevailing facts and circumstances. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

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

Financial results attributable to these business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates. The fair values of certain assets and liabilities, particularly property, plant and equipment and intangible assets, are provisional and are subject to revision as the related valuations are completed. Goodwill from these acquisitions is not amortizable for income tax purposes. Preliminary fair values of identified assets acquired and liabilities assumed and residual goodwill of PCC and Duracell at their respective acquisition dates are summarized in the table that follows (in millions).

	PCC	Duracell
Cash and cash equivalents	$250	$1,807
Inventories	3,431	326
Property, plant and equipment	2,771	364
Goodwill	15,793	614
Other intangible assets	24,197	2,024
Other assets	1,914	256

Assets acquired	$48,356	$5,391

Accounts payable, accruals and other liabilities	$2,445	$392
Notes payable and other borrowings	5,251	—
Income taxes, principally deferred	8,002	760

Liabilities assumed	$15,698	$1,152

Net assets	$32,658	$4,239

The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2015 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except per share amount). Pro forma data for the first six months of 2016 was not materially different from the amounts reflected in the accompanying Consolidated Financial Statements.

First Six Months
2015
Revenues	$ 105,602
Net earnings attributable to Berkshire Hathaway shareholders	9,421
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	5,734

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2016 and December 31, 2015 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
U.S. Treasury, U.S. government corporations and agencies	$3,511	$25	$—	$3,536
States, municipalities and political subdivisions	1,266	66	(1)	1,331
Foreign governments	9,613	359	(50)	9,922
Corporate bonds	6,951	753	(10)	7,694
Mortgage-backed securities	1,133	169	(5)	1,297

	$22,474	$1,372	$(66)	$23,780

December 31, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,425	$10	$(8)	$3,427
States, municipalities and political subdivisions	1,695	71	(2)	1,764
Foreign governments	11,327	226	(85)	11,468
Corporate bonds	7,323	632	(29)	7,926
Mortgage-backed securities	1,279	168	(5)	1,442

	$25,049	$1,107	$(129)	$26,027

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30, 2016	December 31, 2015
Insurance and other	$23,744	$25,988
Finance and financial products	36	39

	$23,780	$26,027

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2016, approximately 93% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 80% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia or Canada.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2016 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,344	$11,403	$1,209	$2,385	$1,133	$22,474
Fair value	6,361	11,866	1,330	2,926	1,297	23,780

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of June 30, 2016 and December 31, 2015 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016 *
Banks, insurance and finance	$19,852	$22,247	$(284)	$41,815
Consumer products	5,259	17,956	(112)	23,103
Commercial, industrial and other	33,822	7,422	(1,928)	39,316

	$58,933	$47,625	$(2,324)	$104,234

*

Approximately 61% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $9.2 billion; Wells Fargo & Company – $23.7 billion; International Business Machines Corporation (“IBM”) – $12.3 billion; and The Coca-Cola Company – $18.1 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015 *
Banks, insurance and finance	$20,026	$27,965	$(21)	$47,970
Consumer products	6,867	18,022	(1)	24,888
Commercial, industrial and other	35,417	6,785	(3,238)	38,964

	$62,310	$52,772	$(3,260)	$111,822

*

Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $10.5 billion; Wells Fargo & Company – $27.2 billion; IBM – $11.2 billion; and The Coca-Cola Company – $17.2 billion).

As of June 30, 2016 and December 31, 2015, we concluded that the unrealized losses shown in the tables above were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of the issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of June 30, 2016 and December 31, 2015, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $908 million and $989 million, respectively.

Unrealized losses at June 30, 2016 included approximately $1.5 billion related to our investment in IBM common stock (of which $848 million related to IBM shares that had been in a continuous unrealized loss position for more than twelve consecutive months), which represented 11% of our cost. IBM continues to be profitable and generate significant cash flows. We currently do not intend to dispose of our IBM common stock and we expect that the fair value of this investment will recover and ultimately exceed our cost.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30, 2016	December 31, 2015
Insurance and other	$102,563	$110,212
Railroad, utilities and energy *	1,347	1,238
Finance and financial products	324	372

	$104,234	$111,822

*	Included in other assets.

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

	Cost		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Insurance and other	$9,970	$9,970	$14,487	$15,998
Finance and financial products	3,052	3,052	6,339	5,719

	$13,022	$13,022	$20,826	$21,717

We own $2.1 billion liquidation amount of Wrigley preferred stock that was acquired pursuant to a shareholder agreement in conjunction with Mars Incorporated’s acquisition of Wrigley in 2008. The Wrigley preferred stock is entitled to dividends at 5% per annum. Pursuant to certain put and call provisions in the shareholder agreement, up to 50% of our original investment may be redeemed over a 90-day period beginning October 6, 2016. We currently anticipate that such shares will be redeemed. The shareholder agreement also provides that beginning in 2021, our then outstanding investment will be subject to annual put and call arrangements. The consideration due under the put and call arrangements is based upon the earnings of Wrigley.

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

We own Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion. RBI, domiciled in Canada, is the ultimate parent company of Burger King and Tim Hortons. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount, if necessary, to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company.

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

Berkshire’s initial investments consisted of 425 million shares of Heinz Holding common stock, warrants, which were exercised in June 2015, to acquire approximately 46 million additional shares of common stock at one cent per share, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of our investments was $12.25 billion. 3G also acquired 425 million shares of Heinz Holding common stock for $4.25 billion. On June 7, 2016, Kraft Heinz redeemed our Preferred Stock investment for cash of $8.32 billion. The Preferred Stock was entitled to dividends at 9% per annum.

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

On July 2, 2015, Heinz Holding acquired Kraft Foods Group, Inc. (“Kraft”). Kraft shareholders received one share of newly issued Heinz Holding common stock for each share of Kraft common stock (or 593 million shares) and a special cash dividend of $16.50 per share. Upon completion of the acquisition, Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”). Following the issuance of these additional shares, Berkshire and 3G together owned approximately 51% of the outstanding Kraft Heinz common stock, with Berkshire owning approximately 26.8% and 3G owning 24.2%. Kraft is one of North America’s largest consumer packaged food and beverage companies, with annual revenues of more than $18 billion. The company’s iconic brands include Kraft, Capri Sun, Jell-O, Kool-Aid, Lunchables, Maxwell House, Oscar Mayer, Philadelphia, Planters and Velveeta.

A summary of our investments in Kraft Heinz follows (in millions).

	Carrying Value
	June 30, 2016	December 31, 2015
Common stock	$15,752	$15,714
Preferred Stock	—	7,710

	$15,752	$23,424

We account for our investment in Kraft Heinz common stock on the equity method. Our equity method earnings on the common stock and dividends earned on the Preferred Stock in the first six months were $626 million in 2016 and $231 million in 2015 and are included in interest, dividend and other investment income in our Consolidated Statements of Earnings. Preferred Stock dividends received in the second quarter and first six months of 2016 were $180 million. In 2015, Preferred Stock dividends received were $180 million in the second quarter and $360 million in the first six months.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	July 3, 2016	January 3, 2016
Assets	$121,684	$122,973
Liabilities	63,637	56,737

	Second Quarter		First Six Months
	2016	2015	2016	2015
Sales	$6,793	$2,616	$13,363	$5,094

Net earnings (loss) attributable to Kraft Heinz	$950	$(164)	$1,846	$112

Note 8. Income taxes

Our consolidated effective income tax rates for the second quarter and first six months of 2016 were 31.1% and 22.3%, respectively. In 2015, our effective income tax rates were 29.7% for the second quarter and 30.8% for the first six months. Our effective income tax rate normally reflects benefits from the recurring impact of (a) dividends received deductions applicable to certain investments in equity securities, (b) income production tax credits from wind-powered electricity generation placed in service in the U.S. and (c) lower income tax rates applicable to earnings of certain foreign subsidiaries.

As discussed in Notes 3 and 9 to these Consolidated Financial Statements, on February 29, 2016, we exchanged our long-held investment in P&G common stock for the common stock of Duracell. This exchange produced a pre-tax gain of $1.1 billion for financial reporting purposes. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are currently payable on the excess of the fair value of the business received over the tax basis of the P&G shares exchanged and we recorded a one-time reduction of certain deferred income tax liabilities (approximately $750 million) that were recorded in 2005 in connection with our exchange of The Gillette Company common stock for P&G common stock upon the merger of those two companies. The P&G/Duracell exchange produced an 8.3 percentage point reduction in our consolidated effective income tax rate for the first six months of 2016.

Notes to Consolidated Financial Statements (Continued)

Note 9. Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Second Quarter		First Six Months
	2016	2015	2016	2015
Fixed maturity securities—
Gross gains from sales and redemptions	$20	$53	$39	$82
Gross losses from sales and redemptions	(14)	(46)	(17)	(84)
Equity securities—
Gross gains from sales and redemptions	740	342	2,547	448
Gross losses from sales and redemptions	(53)	(14)	(63)	(20)
Other-than-temporary impairment losses	(63)	—	(63)	—
Other	13	27	50	33

	$643	$362	$2,493	$459

Gains from sales and redemptions of equity securities in the second quarter of 2016 included $610 million from the redemption of our investment in Kraft Heinz Preferred Stock. Gains in the first six months of 2016 also included a pre-tax non-cash holding gain of approximately $1.1 billion from the exchange of our P&G common stock in connection with the acquisition of Duracell.

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. Other-than-temporary impairment losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, such losses that are included in earnings are generally offset by a credit to other comprehensive income, producing no net effect on shareholders’ equity as of the balance sheet date.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2016	December 31, 2015
Raw materials	$2,916	$1,852
Work in process and other	2,464	778
Finished manufactured goods	4,289	3,369
Goods acquired for resale	6,051	5,917

	$15,720	$11,916

Inventories at June 30, 2016 include approximately $3.6 billion related to PCC and Duracell.

Note 11. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30, 2016	December 31, 2015
Insurance premiums receivable	$9,995	$8,843
Reinsurance recoverable on unpaid losses	3,473	3,307
Trade and other receivables	14,036	11,521
Allowances for uncollectible accounts	(342)	(368)

	$27,162	$23,303

Trade and other receivables at June 30, 2016 include approximately $1.8 billion related to PCC and Duracell.

Notes to Consolidated Financial Statements (Continued)

Note 11. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	June 30, 2016	December 31, 2015
Loans and finance receivables before allowances and discounts	$13,547	$13,186
Allowances for uncollectible loans	(182)	(182)
Unamortized acquisition discounts	(277)	(232)

	$13,088	$12,772

Loans and finance receivables are predominantly originated or acquired manufactured housing installment loans. Provisions for loan losses in the first six months were $78 million in 2016 and $77 million in 2015. Loan charge-offs, net of recoveries, in the first six months were $78 million in 2016 and $93 million in 2015. At June 30, 2016, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2016, approximately 98% of the loan balances were determined to be performing and approximately 95% of the loan balances were current as to payment status.

Note 12. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Range of estimated useful life	June 30, 2016	December 31, 2015
Land	—	$2,071	$1,689
Buildings and improvements	5 – 40 years	8,091	7,329
Machinery and equipment	3 – 25 years	19,550	17,054
Furniture, fixtures and other	2 – 18 years	4,318	3,545

		34,030	29,617
Accumulated depreciation		(14,958)	(14,077)

		$19,072	$15,540

Property, plant and equipment at June 30, 2016 included approximately $3.2 billion related to PCC and Duracell.

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	Range of estimated useful life	June 30, 2016	December 31, 2015
Railroad:
Land	—	$6,054	$6,037
Track structure and other roadway	7 – 100 years	46,955	45,967
Locomotives, freight cars and other equipment	6 – 40 years	11,758	11,320
Construction in progress	—	1,131	1,031

		65,898	64,355
Accumulated depreciation		(5,370)	(4,845)

		$60,528	$59,510

Utilities and energy:
Utility generation, transmission and distribution systems	5 – 80 years	$69,955	$69,248
Interstate natural gas pipeline assets	3 – 80 years	6,835	6,755
Independent power plants and other assets	3 – 30 years	5,882	5,626
Construction in progress	—	2,701	2,627

		85,373	84,256
Accumulated depreciation		(23,924)	(23,487)

		$61,449	$60,769

Notes to Consolidated Financial Statements (Continued)

Note 12. Property, plant and equipment (Continued)

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Range of estimated useful life	June 30, 2016	December 31, 2015
Assets held for lease	5 – 35 years	$11,769	$11,317
Land	—	222	220
Buildings, machinery and other	3 – 50 years	1,267	1,207

		13,258	12,744
Accumulated depreciation		(3,596)	(3,397)

		$9,662	$9,347

A summary of depreciation expense follows (in millions).

	First Six Months
	2016	2015
Insurance and other	$1,037	$824
Railroad, utilities and energy	2,298	2,155
Finance and financial products	308	296

	$3,643	$3,275

Note 13. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	June 30, 2016	December 31, 2015
Balance at beginning of year	$62,708	$60,714
Acquisitions of businesses	16,772	2,563
Other, including foreign currency translation	(303)	(569)

Balance at end of period	$79,177	$62,708

Other intangible assets are summarized as follows (in millions).

	June 30, 2016		December 31, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$41,360	$6,181	$14,610	$5,462
Railroad, utilities and energy	894	266	888	239

	$42,254	$6,447	$15,498	$5,701

Trademarks and trade names	$6,034	$801	$3,041	$765
Patents and technology	4,389	2,237	4,252	2,050
Customer relationships	28,727	2,511	5,474	2,131
Other	3,104	898	2,731	755

	$42,254	$6,447	$15,498	$5,701

Other intangible assets at June 30, 2016 included preliminary fair values of intangible assets of PCC and Duracell of approximately $26 billion, which included approximately $17.5 billion in customer relationships and trade names that were preliminarily determined to have indefinite lives. Amortization expense in the first six months was $716 million in 2016 and $537 million in 2015. Intangible assets with indefinite lives, excluding business acquisitions completed in 2016, were approximately $3 billion as of June 30, 2016 and December 31, 2015.

Notes to Consolidated Financial Statements (Continued)

Note 14. Derivative contracts

Derivative contracts have been entered into primarily through our finance and financial products and our utilities and energy businesses. Derivative contracts of our finance and financial products businesses consist of equity index put option contracts and a credit default contract. A summary of the liabilities and related notional values of these contracts follows (in millions).

	June 30, 2016			December 31, 2015
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$4,431	$27,905	(1)	$3,552	$27,722	(1)
Credit default (2)	195	7,792		284	7,792

	$4,626			$3,836

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

(2)

In July 2016, the credit default contract was terminated by mutual agreement with the counterparty. We paid $195 million upon termination and, thereafter, we have no exposure to losses under the contract.

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains (losses) included in our Consolidated Statements of Earnings follows (in millions).

	Second Quarter		First Six Months
	2016	2015	2016	2015
Equity index put options	$(83)	$(138)	$(879)	$1,173
Credit default	103	(36)	89	(29)

	$20	$(174)	$(790)	$1,144

The equity index put option contracts are European style options written between 2004 and 2008 on four major equity indexes. These contracts will expire between June 2018 and January 2026. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received the premiums on these contracts at the inception dates and therefore we have no counterparty credit risk.

The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $2.0 billion at June 30, 2016 and $1.1 billion at December 31, 2015. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 4.4 years at June 30, 2016.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2016, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Notes to Consolidated Financial Statements (Continued)

Note 14. Derivative contracts (Continued)

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets and were $109 million as of June 30, 2016 and $103 million as of December 31, 2015. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $199 million as of June 30, 2016 and $237 million as of December 31, 2015. Net derivative contract assets or liabilities that are probable of recovery through rates of our regulated utilities are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 15. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Six Months
	2016	2015
Cash paid during the period for:
Income taxes	$1,055	$ 1,128
Interest:
Insurance and other businesses	253	185
Railroad, utilities and energy businesses	1,406	1,319
Finance and financial products businesses	184	215
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	16,997	2,478
Equity securities exchanged in connection with business acquisition	4,239	—

Note 16. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2016.

	Weighted Average Interest Rate	June 30, 2016	December 31, 2015
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”) due 2016-2047	2.3%	$18,035	$9,799
Short-term subsidiary borrowings	2.1%	2,172	1,989
Other subsidiary borrowings due 2016-2044	3.9%	7,360	2,811

		$27,567	$14,599

On January 8, 2016, Berkshire entered into a $10 billion 364-day revolving credit agreement. Borrowings under the credit agreement were unsecured and there were no materially restrictive covenants. In connection with the PCC acquisition, Berkshire borrowed $10 billion under the credit agreement. In March 2016, Berkshire issued €2.75 billion in senior unsecured notes consisting of €1.0 billion of 0.50% notes due in 2020, €1.0 billion of 1.30% notes due in 2024 and €750 million of 2.15% notes due in 2028. In March 2016, Berkshire also issued $5.5 billion in senior unsecured notes consisting of $1.0 billion of 2.20% notes due in 2021, $2.0 billion of 2.75% notes due in 2023 and $2.5 billion of 3.125% notes due in 2026. The proceeds from these debt issues were used in the repayment of all outstanding borrowings under the aforementioned credit agreement. In June 2016, the revolving credit agreement was terminated. Other subsidiary borrowings at June 30, 2016 included $4.6 billion attributable to PCC.

Notes to Consolidated Financial Statements (Continued)

Note 16. Notes payable and other borrowings (Continued)

	Weighted Average Interest Rate	June 30, 2016	December 31, 2015
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,816	$7,814
Subsidiary and other debt due 2016-2064	4.8%	28,590	28,188
Burlington Northern Santa Fe (“BNSF”) due 2016-2097	4.9%	22,189	21,737

		$58,595	$57,739

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In May 2016, BNSF issued $750 million of 3.9% debentures due in 2046. As of June 30, 2016, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	June 30, 2016	December 31, 2015
Finance and financial products:
Berkshire Hathaway Finance Corporation (“BHFC”) due 2016-2043	2.5%	$14,173	$10,679
Other subsidiary borrowings due 2016-2036	5.0%	1,078	1,272

		$15,251	$11,951

In March 2016, BHFC issued $3.5 billion of senior notes consisting of $750 million of 1.45% notes due in 2018, $1.0 billion floating rate notes that mature in 2018, $1.25 billion of 1.70% notes due in 2019 and $500 million floating rate notes that mature in 2019. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of June 30, 2016, our subsidiaries also had unused lines of credit and commercial paper capacity aggregating approximately $8.5 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.4 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire guarantees certain other subsidiary borrowings, which aggregated approximately $3.3 billion at June 30, 2016. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2016 and December 31, 2015 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$ 3,536	$ 3,536	$ 2,407	$ 1,129	$ —
States, municipalities and political subdivisions	1,331	1,331	—	1,331	—
Foreign governments	9,922	9,922	7,656	2,266	—
Corporate bonds	7,694	7,694	—	7,589	105
Mortgage-backed securities	1,297	1,297	—	1,297	—
Investments in equity securities	104,234	104,234	104,198	35	1
Investment in Kraft Heinz common stock	15,752	28,795	28,795	—	—
Other investments	20,826	20,826	351	—	20,475
Loans and finance receivables	13,088	13,450	—	14	13,436
Derivative contract assets (1)	109	109	2	12	95
Derivative contract liabilities:
Railroad, utilities and energy (1)	199	199	5	157	37
Finance and financial products:
Equity index put options	4,431	4,431	—	—	4,431
Credit default	195	195	—	195	—
Notes payable and other borrowings:
Insurance and other	27,567	28,982	—	28,982	—
Railroad, utilities and energy	58,595	68,757	—	68,757	—
Finance and financial products	15,251	16,068	—	15,656	412
December 31, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$ 3,427	$ 3,427	$ 2,485	$ 942	$ —
States, municipalities and political subdivisions	1,764	1,764	—	1,764	—
Foreign governments	11,468	11,468	9,188	2,280	—
Corporate bonds	7,926	7,926	—	7,826	100
Mortgage-backed securities	1,442	1,442	—	1,442	—
Investments in equity securities	111,822	111,822	111,786	35	1
Investment in Kraft Heinz common stock	15,714	23,679	23,679	—	—
Investment in Kraft Heinz Preferred Stock	7,710	8,363	—	—	8,363
Other investments	21,717	21,717	315	—	21,402
Loans and finance receivables	12,772	13,112	—	16	13,096
Derivative contract assets (1)	103	103	—	5	98
Derivative contract liabilities:
Railroad, utilities and energy (1)	237	237	13	177	47
Finance and financial products:
Equity index put options	3,552	3,552	—	—	3,552
Credit default	284	284	—	—	284
Notes payable and other borrowings:
Insurance and other	14,599	14,773	—	14,773	—
Railroad, utilities and energy	57,739	62,471	—	62,471	—
Finance and financial products	11,951	12,363	—	11,887	476

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements (Continued)

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ending June 30, 2016 and 2015 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Six months ending June 30, 2016
Balance at December 31, 2015	$100	$21,403	$(3,785)
Gains (losses) included in:
Earnings	—	—	(737)
Other comprehensive income	1	(927)	—
Regulatory assets and liabilities	—	—	(11)
Acquisitions, dispositions and settlements	5	—	(35)
Transfers into/out of Level 3	(1)	—	195

Balance at June 30, 2016	$105	$20,476	$(4,373)

Six months ending June 30, 2015
Balance at December 31, 2014	$8	$21,996	$(4,759)
Gains (losses) included in:
Earnings	—	—	1,200
Other comprehensive income	—	(329)	(3)
Regulatory assets and liabilities	—	—	(17)
Dispositions and settlements	(1)	—	(51)
Transfers into/out of Level 3	—	—	3

Balance at June 30, 2015	$7	$21,667	$(3,627)

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

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements (Continued)

Quantitative information as of June 30, 2016, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:

Preferred stocks	$16,093	Discounted cash flow	Expected duration	5 years

			Discount for transferability restrictions and subordination	134 basis points

Common stock warrants	4,382	Warrant pricing model	Discount for transferability and hedging restrictions	8%

Net derivative liabilities:

Equity index put options	4,431	Option pricing model	Volatility	21%

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

Our equity index put option contracts are illiquid and contain contract terms that are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts and many contracts have relatively long durations. For these and other reasons, we classified these contracts as Level 3. The methods we use to value these contracts are those that we believe market participants would use in determining exchange prices with respect to our contracts.

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

Note 18. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first six months of 2016 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2015	820,102	(11,680)	808,422	1,253,866,598	(1,409,762)	1,252,456,836
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(4,230)	—	(4,230)	6,975,341	—	6,975,341

Balance at June 30, 2016	815,872	(11,680)	804,192	1,260,841,939	(1,409,762)	1,259,432,177

Notes to Consolidated Financial Statements (Continued)

Note 18. Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,813 shares outstanding as of June 30, 2016 and 1,643,393 shares outstanding as of December 31, 2015. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

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

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the six months ending June 30, 2016 and 2015 follows (in millions).

	Unrealized appreciation of investments	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Six months ending June 30, 2016
Balance at December 31, 2015	$38,598	$(3,856)	$(762)	$2	$33,982
Other comprehensive income, net before reclassifications	(1,971)	(78)	(5)	(22)	(2,076)
Reclassifications from accumulated other comprehensive income	(1,180)	—	35	16	(1,129)

Balance at June 30, 2016	$35,447	$(3,934)	$(732)	$(4)	$30,777

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$(1,816)	$—	$—	$—	$(1,816)
Other	—	—	51	35	86

Reclassifications before income taxes	(1,816)	—	51	35	(1,730)
Applicable income taxes	(636)	—	16	19	(601)

	$(1,180)	$—	$35	$16	$(1,129)

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income (Continued)

	Unrealized appreciation of investments	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Six months ending June 30, 2015
Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732
Other comprehensive income, net before reclassifications	(2,306)	(787)	(6)	(100)	(3,199)
Reclassifications from accumulated other comprehensive income	(127)	—	8	3	(116)

Balance at June 30, 2015	$43,203	$(2,744)	$(1,037)	$(5)	$39,417

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$(195)	$—	$—	$—	$(195)
Other	—	—	15	9	24

Reclassifications before income taxes	(195)	—	15	9	(171)
Applicable income taxes	(68)	—	7	6	(55)

	$(127)	$—	8	$3	$(116)

Note 20. Contingencies and Commitments

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

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. Berkadia’s maximum outstanding balance of commercial paper borrowings is currently limited to $1.5 billion. On June 30, 2016, the aggregate amount of Berkadia commercial paper outstanding was $1.47 billion.

Notes to Consolidated Financial Statements (Continued)

Note 21. Business segment data

Our operating businesses include a large and diverse group of insurance, finance, manufacturing, service and retailing businesses. Our manufacturing businesses include PCC and Duracell, which were acquired in the first quarter of 2016. Revenues by segment were as follows (in millions).

	Second Quarter		First Six Months
	2016	2015	2016	2015
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$6,247	$5,619	$12,297	$11,004
General Re	1,389	1,494	2,779	2,992
Berkshire Hathaway Reinsurance Group	1,652	1,978	3,895	3,425
Berkshire Hathaway Primary Group	1,511	1,309	2,952	2,519
Investment income	1,236	1,338	2,385	2,428

Total insurance group	12,035	11,738	24,308	22,368
BNSF	4,585	5,369	9,352	10,971
Berkshire Hathaway Energy	4,299	4,543	8,417	8,874
Manufacturing	12,201	9,524	22,755	18,387
McLane Company	12,049	12,293	23,850	23,936
Service and retailing	6,385	6,294	12,276	10,815
Finance and financial products	1,989	1,799	3,715	3,353

	53,543	51,560	104,673	98,704
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	663	188	1,703	1,603
Income from Kraft Heinz	386	—	626	231
Eliminations and other	(132)	(380)	(139)	(526)

	$54,460	$51,368	$106,863	$100,012

Earnings before income taxes by segment were as follows (in millions).

	Second Quarter		First Six Months
	2016	2015	2016	2015
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$150	$53	$414	$213
General Re	2	107	44	60
Berkshire Hathaway Reinsurance Group	184	(411)	105	48
Berkshire Hathaway Primary Group	174	203	295	378
Investment income	1,235	1,334	2,377	2,421

Total insurance group	1,745	1,286	3,235	3,120
BNSF	1,238	1,536	2,496	3,208
Berkshire Hathaway Energy	666	649	1,235	1,245
Manufacturing	1,687	1,393	3,169	2,598
McLane Company	129	147	265	278
Service and retailing	457	498	781	882
Finance and financial products	583	550	1,061	994

	6,505	6,059	12,242	12,325
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	663	188	1,703	1,603
Income from Kraft Heinz	386	—	626	231
Interest expense, not allocated to segments	31	(189)	(317)	(308)
Eliminations and other	(213)	(212)	(426)	(358)

	$7,372	$5,846	$13,828	$13,493

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Insurance – underwriting	$337	$(38)	$550	$442
Insurance – investment income	978	977	1,897	1,852
Railroad	772	963	1,556	2,008
Utilities and energy	482	502	923	923
Manufacturing, service and retailing	1,493	1,309	2,759	2,432
Finance and financial products	396	370	707	659
Investment and derivative gains/losses	394	123	2,246	1,043
Other	149	(193)	(48)	(182)

Net earnings attributable to Berkshire Hathaway shareholders	$5,001	$4,013	$10,590	$9,177

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 21 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance underwriting operations generated increased net earnings in the second quarter and first six months of 2016 compared to 2015. The increases reflected variations in the foreign currency exchange gains/losses related to claim liabilities denominated in foreign currencies under certain Berkshire Hathaway Reinsurance Group retroactive reinsurance and periodic payment annuity contracts, as well as increased underwriting gains from GEICO, offset by lower gains from General Re and Berkshire Hathaway Primary Group operations. Our railroad business generated significantly lower net earnings in the second quarter and first six months of 2016 compared to 2015, primarily due to a 7.5% year-to-date decline in unit volume. Net earnings of our utilities and energy businesses were relatively unchanged in the second quarter and first six months of 2016 compared to 2015. Net earnings from our manufacturing, service and retailing businesses in 2016 increased 14.1% in the second quarter and 13.4% in the first six months as compared to 2015, reflecting the impact of the PCC and Duracell acquisitions, partly offset by lower aggregate earnings from the other businesses within this group.

After-tax investment and derivative gains in the second quarter and first six months were $394 million and $2.25 billion, respectively, in 2016 compared to $123 million and $1.04 billion, respectively, in 2015. Gains in the first six months of 2016 included a non-cash after-tax gain of approximately $1.9 billion related to the exchange of P&G common stock for 100% of the common stock of Duracell. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. Investment and derivative gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

The timing and amount of large property catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time. Unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings. Variations in foreign currency exchange rates can produce relatively significant foreign currency exchange gains and losses in our periodic earnings with respect to non-U.S. dollar liabilities of our U.S.-based insurance subsidiaries.

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

	Second Quarter		First Six Months
	2016	2015	2016	2015
Underwriting gain (loss) attributable to:
GEICO	$150	$53	$414	$213
General Re	2	107	44	60
Berkshire Hathaway Reinsurance Group	184	(411)	105	48
Berkshire Hathaway Primary Group	174	203	295	378

Pre-tax underwriting gain (loss)	510	(48)	858	699
Income taxes and noncontrolling interests	173	(10)	308	257

Net underwriting gain (loss)	$337	$(38)	$550	$442

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

	Second Quarter				First Six Months
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$6,229		$5,591		$12,794		$11,477

Premiums earned	$6,247	100.0	$5,619	100.0	$12,297	100.0	$11,004	100.0

Losses and loss adjustment expenses	5,173	82.8	4,699	83.6	9,996	81.3	9,015	81.9
Underwriting expenses	924	14.8	867	15.4	1,887	15.3	1,776	16.1

Total losses and expenses	6,097	97.6	5,566	99.0	11,883	96.6	10,791	98.0

Pre-tax underwriting gain	$150		$53		$414		$213

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the second quarter and first six months of 2016 were $6.2 billion and $12.8 billion, respectively, increases of 11.4% and 11.5%, respectively, compared to the second quarter and first six months of 2015. Premiums earned in 2016 increased $628 million (11.2%) in the second quarter and $1.3 billion (11.8%) in the first six months, as compared to the same periods in 2015. These increases reflected voluntary auto policy-in-force growth of 4.2% and increased average premiums per auto policy of approximately 7.1% over the past twelve months due to rate increases, coverage changes and state and risk mix. Throughout 2015, we experienced increases in claims frequencies and severities across all of our major coverages, which resulted in relatively significant increases in our loss ratios. As a result, we implemented premium rate increases where necessary. Voluntary auto new business sales in 2016 increased 4.2% in the second quarter and 1.9% in the first six months compared to 2015. The growth in voluntary auto new business sales accelerated in June and has continued in July. During the first six months of 2016, voluntary auto policies-in-force increased by approximately 394,000.

In the second quarter and first six months of 2016, our pre-tax underwriting gains were $150 million and $414 million, respectively, increases of $97 million and $201 million, respectively, compared to the same periods in 2015. Losses and loss adjustment expenses incurred in 2016 increased $474 million (10.1%) in the second quarter and $981 million (10.9%) in the first six months, as compared to 2015. In 2016, our loss ratio (the ratio of losses and loss adjustment expenses to earned premiums) declined 0.8 percentage points in the second quarter and 0.6 percentage points in the first six months as compared to 2015, reflecting the impact of the aforementioned premium rate increases, partly offset by increased storm losses. Claims frequencies (claim counts per exposure unit) in the first six months of 2016 for property damage and collision coverages decreased in the one to two percent range, which was primarily attributable to mild weather in the first quarter. Claim frequencies for bodily injury coverage for the first six months of 2016 were relatively unchanged from 2015. Average claims severities were higher in the first six months of 2016 for physical damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range). In addition, we experienced storm losses of approximately $290 million in the first six months of 2016, compared to $124 million in the first six months of 2015.

Underwriting expenses in the second quarter and first six months of 2016 were $924 million and $1.9 billion, respectively, increases of $57 million (6.6%) and $111 million (6.3%), respectively, over 2015. Our expense ratio (underwriting expenses to premiums earned) in the second quarter and first six months of 2016 declined 0.6 and 0.8 percentage points, respectively, compared to 2015. The largest components of underwriting expenses are employee-related expenses (salaries and benefits) and advertising costs. The increases in underwriting expenses reflect the increase in policies-in-force.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Property/casualty	$624	$706	$1,276	$1,436	$23	$88	$53	$74
Life/health	765	788	1,503	1,556	(21)	19	(9)	(14)

	$1,389	$1,494	$2,779	$2,992	$2	$107	$44	$60

Property/casualty

In the second quarter and first six months of 2016, property/casualty premiums written declined $23 million (5%) and $214 million (13%), respectively, while premiums earned decreased $82 million (12%) and $160 million (11%), respectively, as compared to 2015. Adjusting for changes in foreign currency exchange rates, premiums written in the second quarter and first six months of 2016 declined 4% and 11%, respectively, while premiums earned in the second quarter and first six months of 2016 declined 11% and 10%, respectively, compared to 2015. Our premium volume declined in both the direct and broker markets. Insurance industry capacity remains high and price competition in most property/casualty reinsurance markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write substantially more business when more appropriate prices can be attained relative to the risks assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

In the second quarter and first six months of 2016, our property business generated pre-tax underwriting gains of $23 million and $78 million, respectively, compared to gains of $104 million and $99 million, respectively, in 2015. The comparative decrease in second quarter underwriting gains was driven by a comparative increase in the current accident year loss ratio and lower gains from prior years’ business. Gains from reductions of estimated losses on prior years’ business were relatively unchanged in the first six months of 2016 as compared to 2015. While there were no significant losses from catastrophe events in the first six months of 2016 and 2015, the timing and magnitude of such losses can produce significant volatility in our periodic underwriting results.

Our casualty/workers’ compensation business produced a breakeven result in the second quarter and a pre-tax underwriting loss of $25 million in the first six months of 2016. In 2015, this business produced pre-tax underwriting losses of $16 million in the second quarter and $25 million in the first six months. Underwriting results in the first six months of 2016 and 2015 included net losses on current year business, partially offset by gains from reductions of estimated losses on prior years’ business of $110 million in 2016 and $106 million in 2015. The gains from prior years’ business were net of recurring charges for discount accretion on workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts. Casualty losses tend to be long-tailed and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Life/health

In the second quarter and first six months of 2016, life/health premiums earned decreased $23 million (3%) and $53 million (3%), respectively, compared to 2015. Adjusting for changes in foreign currency exchange rates, premium volume in the first six months of 2016 was relatively unchanged from 2015. The life/health business produced pre-tax underwriting losses of $9 million in the first six months of 2016 compared to losses of $14 million in the first six months of 2015. Underwriting results in the first six months of 2016 and 2015 reflected underwriting gains from our international life business offset by losses from the periodic discount accretion on long-term care liabilities and higher than expected individual life claim frequency in North America. Additionally, our international underwriting results were adversely affected by increased liabilities for estimated premium deficiencies on certain disability business in the second quarter of 2016 and foreign currency exchange losses in 2015.

Berkshire Hathaway Reinsurance Group

BHRG underwrites excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide, including property catastrophe insurance and reinsurance. The timing and magnitude of catastrophe losses can produce extraordinary volatility in the periodic underwriting results. BHRG also writes retroactive reinsurance on property/casualty exposures as well as life reinsurance and periodic payment annuity business. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Property/casualty	$1,067	$911	$2,194	$1,827	$249	$15	$375	$422
Retroactive reinsurance	2	3	582	3	9	(283)	(82)	(285)
Life and annuity	583	1,064	1,119	1,595	(74)	(143)	(188)	(89)

	$1,652	$1,978	$3,895	$3,425	$184	$(411)	$105	$48

Property/casualty

Premiums written in the second quarter and first six months of 2016 increased $386 million (57%) and $624 million (30%), respectively, compared to 2015, while premiums earned increased $156 million (17%) and $367 million (20%), respectively. These increases were attributable to a quota-share contract with Insurance Australia Group Ltd., which became effective on July 1, 2015, partially offset by lower premiums from property catastrophe and other property/casualty business. Our premium volume is generally constrained for most property/casualty coverages, and for property catastrophe coverages in particular as rates, in our view, are generally inadequate. However, we have the capacity and desire to write more business when appropriate pricing can be obtained.

Our property/casualty business generated pre-tax underwriting gains of $249 million and $375 million in the second quarter and first six months, respectively, of 2016 compared to $15 million and $422 million, respectively, in 2015. The pre-tax underwriting gains in the first six months of 2016 and 2015 were primarily due to reductions of estimated losses on prior years’ business.

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

Pre-tax underwriting results from retroactive reinsurance contracts include deferred charge amortization and foreign currency transaction gains/losses associated with foreign currency denominated liabilities of U.S.-based subsidiaries. In 2016, foreign currency gains were $158 million in the second quarter and $177 million in the first six months. In 2015, foreign currency losses were $152 million in the second quarter and $28 million in the first six months. Before foreign currency gains/losses, retroactive reinsurance contracts produced pre-tax losses in the first six months of $259 million in 2016 and $257 million in 2015, which were primarily from recurring periodic deferred charge amortization. Gross unpaid losses assumed under retroactive reinsurance contracts were approximately $24.0 billion at June 30, 2016 and $23.7 billion at December 31, 2015. Unamortized deferred charges related to such reinsurance contracts were approximately $7.6 billion as of June 30, 2016 and December 31, 2015. As previously stated, the amortization of deferred charge balances will be charged to earnings in the future.

Life and annuity

BHRG’s life and annuity underwriting results are summarized as follows (in millions).

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Periodic payment annuity	$195	$674	$404	$867	$8	$(163)	$(62)	$(153)
Life reinsurance	383	385	706	718	3	(59)	14	(68)
Variable annuity guarantee	5	5	9	10	(85)	79	(140)	132

	$583	$1,064	$1,119	$1,595	$(74)	$(143)	$(188)	$(89)

Premiums earned in 2016 from periodic payment annuity contracts declined $479 million (71%) in the second quarter and $463 million (53%) in the first six months compared to the same periods in 2015. The comparative declines were primarily due to a sizable annuity reinsurance contract written in the second quarter of 2015. There were no such reinsurance contracts written in 2016. Periodic payment annuity contracts generated pre-tax underwriting gains of $8 million in the second quarter and losses of $62 million in the first six months of 2016. In 2015, this business produced pre-tax losses of $163 million in the second quarter and $153 million in the first six months. Before the impact of foreign currency exchange rate changes on foreign currency denominated liabilities of U.S.-based subsidiaries, annuity contracts produced pre-tax underwriting losses of $118 million and $228 million in the second quarter and first six months, respectively, of 2016 compared to losses of $72 million and $146 million, respectively, in 2015. This business is expected to generate underwriting losses attributable to the recurring accretion of discounted annuity liabilities. The increases in underwriting losses in 2016 compared to 2015 reflected increased liabilities from new business written over the past year and the impact of lower interest rates which increased expected future loss payments under certain reinsurance contracts. Aggregate annuity liabilities were approximately $9.1 billion at June 30, 2016 and $8.7 billion at December 31, 2015.

In the second quarter and first six months of 2016, life reinsurance premiums were relatively unchanged compared to 2015. The life reinsurance business produced underwriting gains of $3 million and $14 million, respectively, in the second quarter and first six months of 2016, reflecting lower claims and underwriting expenses. Underwriting losses in the second quarter and first six months of 2015 included pre-tax losses of $53 million in connection with business terminated in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Our variable annuity business primarily consists of contracts that provide guarantees on closed blocks of variable annuity business written by other insurers. The periodic underwriting gains and losses in each period reflect the impacts of changes in equity markets and interest rates which produce increases or decreases in estimated liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in investment market conditions, which impact the underlying insured exposures. In the first six months of 2016, the pre-tax underwriting losses were primarily due to lower interest rates, which resulted in increased estimated liabilities. In the first six months of 2015, pre-tax underwriting gains were primarily due to rising equity markets and interest rates, which resulted in lower estimated liabilities.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of several independently managed insurance businesses. These businesses include: MedPro Group, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group (“NICO Primary”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to as Berkshire Hathaway Homestate Companies (“BHHC”), providers of commercial multi-line insurance, including workers’ compensation; Berkshire Hathaway Specialty Insurance (“BH Specialty”), which concentrates on providing large scale insurance solutions for commercial property and casualty risks; Applied Underwriters, a provider of integrated workers’ compensation solutions; Berkshire Hathaway GUARD Insurance Companies (“GUARD”), providers of workers’ compensation and commercial property and casualty insurance coverage to small and mid-sized businesses; and Central States Indemnity Company, a provider of credit and Medicare Supplement insurance.

Premiums earned in the first six months of 2016 were $2.95 billion compared to $2.52 billion in 2015. The increase in premiums was primarily attributable to volume increases from BH Specialty, MedPro Group, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $295 million in the first six months of 2016 and $378 million in 2015. Combined loss ratios were 62% in the first six months of 2016 and 58% in 2015. The comparative increase in the first six months of 2016 loss ratio reflected comparative declines in favorable loss development of prior years’ loss events, partly offset by improved underwriting results on current year business. Our primary insurers write considerable amounts of liability and workers’ compensation business, which can have extended claim tails. It should not be assumed that the current claim experience or underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by investments held by our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Interest income	$214	$234	$444	$454
Dividend income	1,021	1,100	1,933	1,967

Investment income before income taxes and noncontrolling interests	1,235	1,334	2,377	2,421
Income taxes and noncontrolling interests	257	357	480	569

Net investment income	$978	$977	$1,897	$1,852

Pre-tax investment income in the second quarter and first six months of 2016 declined $99 million (7%) and $44 million (2%) from 2015, due primarily to lower dividends from foreign issuers as a result of investment dispositions in 2015, partly offset by increased dividends from domestic issuers. We continue to hold significant cash and cash equivalent balances earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such balances.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $90 billion at June 30, 2016 and $88 billion at December 31, 2015. The cost of float was negative as our insurance businesses overall generated pre-tax underwriting gains in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$44,986	$43,762
Equity securities	102,017	109,607
Fixed maturity securities	23,141	23,621
Other investments	14,487	15,998

	$184,631	$192,988

Fixed maturity investments as of June 30, 2016 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,498	$25	$3,523
States, municipalities and political subdivisions	1,224	64	1,288
Foreign governments	9,398	309	9,707
Corporate bonds, investment grade	5,277	493	5,770
Corporate bonds, non-investment grade	1,439	252	1,691
Mortgage-backed securities	1,002	160	1,162

	$21,838	$1,303	$23,141

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

	Second Quarter		First Six Months
	2016	2015	2016	2015
Revenues	$4,585	$5,369	$9,352	$10,971

Operating expenses:
Compensation and benefits	1,134	1,268	2,342	2,606
Fuel	431	697	826	1,410
Purchased services	589	628	1,227	1,276
Depreciation and amortization	530	489	1,050	985
Equipment rents, materials and other	414	523	917	1,041

Total operating expenses	3,098	3,605	6,362	7,318
Interest expense	249	228	494	445

	3,347	3,833	6,856	7,763

Pre-tax earnings	1,238	1,536	2,496	3,208
Income taxes	466	573	940	1,200

Net earnings	$772	$963	$1,556	$2,008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Consolidated revenues in the second quarter and first six months of 2016 were approximately $4.6 billion and $9.4 billion, respectively, representing decreases of $784 million (14.6%) and $1.6 billion (14.8%), respectively, versus the corresponding periods in 2015. Pre-tax earnings in the second quarter and first six months of 2016 declined 19.4% and 22.2%, respectively, compared to the same periods in 2015. In 2016, our revenues and earnings were negatively impacted by lower volumes, particularly in the coal and petroleum products categories. Our system velocity and on-time performance continued to improve.

In the first six months of 2016, revenues reflected comparative declines in average revenue per car/unit (8.3%) and in volumes (7.5%). The decrease in average revenue per car/unit was primarily attributable to lower fuel surcharge revenue driven by lower fuel prices and to business mix changes, partially offset by increased rate per car/unit. The fuel price impact on fuel surcharges generally lags its impact on fuel costs. The impact from this timing difference resulted in a decline in earnings compared to the first six months of 2015 because the price of fuel declined more significantly in 2015.

In the second quarter and first six months of 2016, freight revenues from industrial products were $1.2 billion and $2.4 billion, respectively, which decreased 14.3% and 16.1%, respectively, from the comparable 2015 periods. The decreases reflected lower volumes (5.2% in the second quarter and 7.2% in the first six months), primarily for petroleum products and commodities that support drilling, which reflects pipeline displacement of U.S. crude rail traffic and lower U.S. production. In addition, we experienced lower demand for taconite and steel products, partly offset by increased movements of non-owned rail equipment and increased plastics products volume. With oil at low production levels, along with pipeline displacement, we expect comparative volume declines in petroleum-related categories for the remainder of 2016.

Freight revenues in 2016 from agricultural products decreased 1.7% in the second quarter to $0.9 billion and decreased 6.4% to $2.0 billion in the first six months compared to the same periods in 2015. The decreases were primarily attributable to lower average revenue per car, partly offset by volume increases. Volumes increased primarily due to higher grain exports.

Freight revenues in 2016 from coal declined 41.6% in the second quarter to $0.7 billion and 40.0% in the first six months to $1.4 billion compared to the same periods in 2015. Coal volumes declined 33.4% in the first six months of 2016. In recent years demand for coal by utilities has declined, as other fuel sources, particularly natural gas, have increased. Coal volumes in 2015 also benefitted from higher demand in the early part of the year as utility customers restocked coal inventories. Utility coal inventories remain relatively high and natural gas prices are relatively low, so we expect declines in coal volume over the remainder of 2016.

Freight revenues from consumer products in the second quarter of 2016 were $1.6 billion, a decline of 5.3% from 2015, reflecting a 3.5% decline in volume and lower average revenue per car/unit. The volume reduction was primarily due to lower intermodal volume, which we attribute to soft economic activity and excess retail inventories, partially offset by increased automotive volumes due to the addition of a new automotive customer. Revenues for the first six months of 2016 were $3.2 billion, a decline of 1.5% from 2015, as lower average revenue per car/unit more than offset a 2.3% increase in volume. The comparative year-to-date increase in volumes was primarily due to increases in the domestic intermodal and automotive categories.

Operating expenses in the second quarter and first six months of 2016 were $3.1 billion and $6.4 billion, respectively, representing decreases of $507 million (14.1%) and $956 million (13.1%), respectively, compared to the same periods in 2015. Our ratios of operating expenses to revenues in 2016 increased 0.5 percentage points to 67.6% in the second quarter and 1.3 percentage points to 68.0% for the first six months versus the corresponding 2015 periods. Compensation and benefits expenses in 2016 decreased $134 million (10.6%) for the second quarter and $264 million (10.1%) for the first six months as compared to 2015. The declines were primarily due to lower employment levels in response to decreased volumes and productivity improvements, partially offset by wage inflation. Fuel expenses in 2016 declined $266 million (38.2%) in the second quarter and $584 million (41.4%) in the first six months due to significantly lower average fuel prices and lower volumes. Depreciation expense in 2016 increased 8.4% in the second quarter and 6.6% in the first six months as compared to 2015, due to increased assets in service reflecting our ongoing capital additions and improvement programs. In the second quarter and first six months of 2016, equipment rents, materials and other expense declined $109 million (20.8%) and $124 million (11.9%), respectively, compared to the same periods of 2015, as a result of lower volumes and productivity improvements in both periods, as well as, lower derailment and other casualty related costs in the six-month period.

Interest expense in the second quarter and first six months of 2016 was $249 million and $494 million, respectively, increases of $21 million (9.2%) and $49 million (11.0%), respectively, compared to 2015. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. The increased interest expense in 2016 resulted from higher average outstanding debt.

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

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2016	2015	2016	2015	2016	2015	2016	2015
PacifiCorp	$1,243	$1,282	$258	$248	$2,507	$2,545	$502	$445
MidAmerican Energy Company	593	583	95	73	1,225	1,332	148	147
NV Energy	714	842	118	120	1,338	1,558	150	189
Northern Powergrid	250	264	92	97	529	588	217	257
Natural gas pipelines	189	211	49	40	505	545	229	225
Other energy businesses	466	601	78	111	974	1,096	132	150
Real estate brokerage	844	760	95	87	1,339	1,210	98	86

	$4,299	$4,543			$8,417	$8,874

Earnings before corporate interest and income taxes (“EBIT”)			785	776			1,476	1,499
Corporate interest			119	127			241	254
Income taxes and noncontrolling interests			184	147			312	322

Net earnings attributable to Berkshire Hathaway shareholders			$482	$502			$923	$923

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the second quarter and first six months of 2016 were $1.24 billion and $2.51 billion, respectively, decreases of $39 million (3%) and $38 million (1%), respectively, from 2015. Revenues in 2016 reflected lower average retail customer loads and wholesale volumes, partially offset by higher retail rates. EBIT in the second quarter and first six months of 2016 were $258 million and $502 million, respectively, increases of $10 million (4%) and $57 million (13%), respectively, from the same periods of 2015. The increases were primarily due to increased gross margins as energy costs declined more than revenues. The declines in energy costs were primarily attributable to lower fuel prices and changes in fuel mix.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in 2016 increased $10 million (2%) in the second quarter and declined $107 million (8%) in the first six months as compared to the same periods in 2015. The revenue increase in the second quarter was primarily due to higher electric revenues ($20 million), partly offset by lower natural gas revenues. The increase in second quarter electric revenues resulted primarily from increased retail customer load, partly offset by lower wholesale volume. The decline in revenues for the first six months included lower natural gas revenues ($77 million) and lower electric and other revenues. The decline in natural gas revenues was primarily due to lower average per-unit cost of gas sold ($62 million) which is offset in cost of sales, and lower volumes. EBIT in the second quarter of 2016 were $95 million, an increase of $22 million (30%) over the second quarter of 2015. EBIT in the first six months of 2016 were relatively unchanged from 2015. In 2016, gross margins increased compared to 2015, which were partially offset by higher depreciation and amortization and interest expenses. In addition, EBIT in the first six months of 2015 included a gain of $13 million from the sale of a generating facility lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in the second quarter and first six months of 2016 were $714 million and $1.34 billion, respectively, decreases of $128 million (15%) and $220 million (14%), respectively, versus the same periods in 2015. The declines were primarily attributable to lower electric retail rates resulting from lower energy costs. Electric retail customer load in the first six months of 2016 increased 1.3% compared to 2015. EBIT were relatively unchanged in the second quarter of 2016 and fell $39 million in the first six months of 2016 compared to 2015. In 2016, gross margins increased slightly as energy costs declined slightly more than revenues. However, operating expenses in 2016 increased $12 million (5%) in the second quarter and $42 million (9%) in the first six months compared to 2015. These increases resulted from higher property and other taxes and depreciation and amortization. In addition, operating expenses in the first six months of 2015 included non-recurring benefits from reductions in certain accrued liabilities, as well as higher planned maintenance and other generating costs in 2016.

Northern Powergrid

Revenues in the second quarter and first six months of 2016 declined $14 million (5%) to $250 million and $59 million (10%) to $529 million, respectively, as compared to 2015. The decreases were primarily due to the unfavorable impact from a stronger U.S. Dollar of $17 million in the second quarter and $33 million in the first six months. In the first six months of 2016, revenues also declined, primarily due to lower tariff rates from a new price control period that became effective April 1, 2015. EBIT in the second quarter and first six months of 2016 declined $5 million (5%) to $92 million and $40 million (16%) to $217 million, respectively, as compared to 2015, primarily due to the lower revenues and the stronger U.S. Dollar.

Natural gas pipelines

Revenues in the second quarter and first six months of 2016 declined $22 million (10%) to $189 million and $40 million (7%) to $505 million, respectively, as compared to 2015. The revenue declines in 2016 reflected lower gas sales from balancing activities in the second quarter and lower transportation revenues in the first quarter resulting from lower volumes and rates in part due to comparatively warmer temperatures. EBIT in 2016 increased $9 million (23%) in the second quarter and $4 million (2%) in the first six months versus 2015. The increases in the second quarter reflected lower operating expenses, due primarily to the timing of pipeline maintenance and integrity projects, and lower interest expense, which more than offset the declines in revenues.

Other energy businesses

Revenues in the second quarter and first six months of 2016 declined $135 million (22%) to $466 million and $122 million (11%) to $974 million, respectively, compared to the corresponding 2015 periods. The declines were primarily due to lower revenues from AltaLink and the unregulated retail services business. In May 2016, AltaLink received a decision from its regulator which changes the timing of when construction-in-progress expenditures included in rate base are billable to customers and earned in revenues. The decision resulted in one-time net reductions in revenue, with offsetting reductions in expenses, with no impact on net earnings. Otherwise, AltaLink generated increased operating revenue in 2016, primarily from additional assets placed in service.

EBIT in 2016 declined $33 million (30%) in the second quarter and $18 million (12%) in the first six months as compared to 2015. EBIT from renewable energy businesses declined $25 million in the second quarter and $22 million in the first six months reflecting lower revenues and unfavorable changes in the values of certain interest rate swaps.

Real estate brokerage

Revenues in the second quarter and first six months of 2016 increased 11% to $844 million and 11% to $1.34 billion, respectively, as compared to 2015. The increases were primarily attributable to increased closed transactions and the impact of business acquisitions. EBIT in the second quarter and first six months of 2016 increased $8 million (9%) and $12 million (14%), respectively, compared to 2015, reflecting the increases in revenues.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. The declines in corporate interest in 2016 were primarily due to lower average borrowings from Berkshire insurance subsidiaries. BHE’s effective income tax rate for the first six months was approximately 16% in 2016 and 17% in 2015. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service. In addition, pre-tax earnings of Northern Powergrid and AltaLink are taxed at lower statutory rates in the U.K. and Canada, respectively, compared to the statutory tax rate in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Manufacturing	$12,201	$9,524	$1,687	$1,393	$22,755	$18,387	$3,169	$2,598
Service and retailing	18,434	18,587	586	645	36,126	34,751	1,046	1,160

	$30,635	$28,111			$58,881	$53,138

Pre-tax earnings			2,273	2,038			4,215	3,758
Income taxes and noncontrolling interests			780	729			1,456	1,326

			$1,493	$1,309			$2,759	$2,432

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

	Second Quarter				First Six Months
	Revenues		Pre- tax earnings		Revenues		Pre- tax earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Industrial products	$6,505	$4,416	$1,133	$848	$12,199	$8,709	$2,187	$1,634
Building products	2,847	2,710	305	341	5,308	5,037	547	571
Consumer products	2,849	2,398	249	204	5,248	4,641	435	393

	$12,201	$9,524	$1,687	$1,393	$22,755	$18,387	$3,169	$2,598

Aggregate revenues in 2016 were approximately $12.2 billion in the second quarter and $22.8 billion in the first six months, representing increases of approximately $2.7 billion (28%) and $4.4 billion (24%), respectively, from the corresponding 2015 periods. Pre-tax earnings in 2016 were approximately $1.7 billion in the second quarter and $3.2 billion in the first six months, representing increases of $294 million (21%) and $571 million (22%), respectively, compared to the same periods in 2015. In 2016, operating results of our industrial products and consumer products businesses included the results of PCC and Duracell from their respective acquisition dates. Excluding the results of PCC and Duracell, aggregate revenues in 2016 declined approximately 1% in both the second quarter and first six months versus 2015, while pre-tax earnings fell 4% in the second quarter and 2% in the first six months of 2016 as compared earnings in the corresponding 2015 periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Industrial products

Revenues in the second quarter and first six months of 2016 increased approximately $2.1 billion (47%) and $3.5 billion (40%), respectively, versus the same periods in 2015. These increases were primarily due to inclusion of PCC, partially offset by declines in the second quarter (6%) and first six months (7%) across our other businesses. In 2016, sales volumes were generally lower compared to 2015, particularly for products sold to businesses in the oil and gas and heavy equipment industries. In addition, lower costs of petroleum-based raw materials and metals and increased competitive pressures in 2016 continued to push selling prices lower. Changes in foreign currency exchange rates had a relatively minor impact on comparative second quarter revenues and for the first six months produced a decline of $88 million compared to 2015.

Pre-tax earnings in 2016 increased $285 million (34%) in the second quarter and $553 million (34%) in the first six months as compared to 2015. Our average pre-tax margin rate was 17.9% in the first six months of 2016, compared to 18.8% in 2015. The increases in pre-tax earnings reflected earnings of PCC, partially offset by comparative declines in earnings (8% for the second quarter and 6% for the first six months) from our other businesses, primarily IMC International, Lubrizol and Marmon’s retail fixtures and equipment, highway transportation equipment, wire products and metals distribution businesses. The declines in earnings of these businesses were attributable to the aforementioned soft market conditions, somewhat offset by the impacts of cost containment initiatives and lower average material prices. We expect the prevailing market conditions to continue over 2016 and we may take additional cost containment actions in response to further slowdowns in customer demand.

Building products

Revenues in the second quarter and first six months of 2016 increased $137 million (5%) and $271 million (5%), respectively, compared to the same periods in 2015. The revenue increases reflected sales volume increases across most of our product categories, partly offset by lower sales prices and changes in product mix. Pre-tax earnings in 2016 declined $36 million (11%) in the second quarter and $24 million (4%) in the first six months as compared to the corresponding periods in 2015. In the second quarter of 2016, the favorable impact from increased sales volume was more than offset by an increase in charges related to asset impairments, pension settlements and environmental claims.

Consumer products

Revenues in the second quarter and first six months of 2016 were approximately $2.8 billion and $5.2 billion, respectively, increases of $451 million (19%) and $607 million (13%), respectively, compared to the corresponding 2015 periods. The increases reflected revenues from Duracell and a 9.3% year-to-date increase in Forest River’s revenues, primarily attributable to increased unit sales. Apparel revenues in the first six months of 2016 declined $74 million (4%) compared to 2015, which was primarily attributable to lower footwear sales and the impact of an apparel business divested in 2015.

Pre-tax earnings in the second quarter and first six months of 2016 increased $45 million (22%) and $42 million (11%), respectively, compared to the same periods in 2015. In 2016, earnings increases were generated by Forest River, which benefitted from increased sales and lower material costs, and our clothing apparel businesses, which benefitted from past restructuring activities and divestitures of unprofitable business lines. These increases were partly offset by lower earnings from our footwear businesses, reflecting relatively difficult retail footwear industry conditions and from transition and integration costs in connection with the Duracell acquisition.

Service and retailing

Our service and retailing businesses are comprised of a large group of independently managed businesses engaged in a variety of activities. A summary of revenues and pre-tax earnings of these operations follows (in millions).

	Second Quarter				First Six Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Service	$2,577	$2,685	$296	$341	$4,938	$5,110	$521	$632
Retailing	3,808	3,609	161	157	7,338	5,705	260	250
McLane Company	12,049	12,293	129	147	23,850	23,936	265	278

	$18,434	$18,587	$586	$645	$36,126	$34,751	$1,046	$1,160

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service and retailing (Continued)

Service

Our service businesses offer fractional ownership programs for general aviation aircraft (NetJets) and high technology training to operators of aircraft (FlightSafety). We also distribute electronic components (TTI) and provide electronic distribution services of corporate news, multimedia and regulatory filings (Business Wire). We are a franchisor of quick service restaurants (Dairy Queen), publish newspapers and other publications (Buffalo News and the BH Media Group) and operate a television station in Miami, Florida (WPLG). We also offer third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage).

Revenues in the second quarter and first six months of 2016 declined $108 million (4%) and $172 million (3%), respectively, as compared to 2015. The decreases were primarily due to lower revenues from NetJets, partly offset by increased revenues from TTI. NetJets’ comparative revenues in 2016 declined 14% in the second quarter and 11% for the first six months, primarily due to lower aircraft sales and lower fuel surcharge revenues attributable to lower fuel prices. TTI’s revenue increases in 2016 (8% in the second quarter and 4% for the first six months) were primarily due to increased sales volume in Europe and through the internet. Pre-tax earnings in the second quarter and first six months of 2016 declined $45 million (13%) and $111 million (18%), respectively, as compared to corresponding periods in 2015. These declines primarily reflected lower earnings of NetJets. The declines in NetJets’ earnings were primarily due to lower aircraft sales and reduced margins from flight operations, due primarily to increased maintenance costs and personnel costs, as well as an increase in depreciation.

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

Our other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany which was acquired in the second quarter of 2015.

Revenues of our retailing businesses in the second quarter and first six months of 2016 increased approximately $199 million (5.5%) and $1.6 billion (29%), respectively, as compared to the same periods in 2015. The increases reflected the impact of the BHA and Louis acquisitions, which accounted for approximately $183 million and $1.5 billion, respectively, of the comparative increases. Revenues of our home furnishings retailers in the second quarter and first six months of 2016 increased $34 million (5%) and $170 million (13%), respectively, over 2015, driven by new stores opened by Nebraska Furniture Mart and Jordan’s. The increase in pre-tax earnings for the first six months was primarily attributable to BHA and Louis.

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

Revenues for the second quarter and first six months of 2016 were $12.0 billion and $23.9 billion, respectively, decreases of 2.0% and 0.4%, respectively, compared with the corresponding periods in 2015. The year-to-date decrease was primarily due to a 2% reduction in grocery sales, partly offset by a 3% increase in foodservice sales. Earnings in the second quarter and first six months of 2016 were $129 million and $265 million, respectively, decreases of $18 million (12%) and $13 million (5%), respectively, compared to 2015. Pre-tax earnings in the 2015 periods included a gain of $19 million from the disposition of a subsidiary. Excluding this gain, the operating margin (ratio of earnings to revenues) in the first six months of 2016 was 1.11%, and was relatively unchanged from 2015.

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

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Manufactured housing and finance	$1,065	$924	$179	$177	$1,958	$1,711	$349	$326
Transportation equipment leasing	671	618	245	215	1,354	1,216	496	420
Other	253	257	159	158	403	426	216	248

	$1,989	$1,799	$583	$550	$3,715	$3,353	$1,061	$994

Income taxes and noncontrolling interests			187	180			354	335

			$396	$370			$707	$659

Manufactured housing and finance

Clayton Homes’ revenues in the second quarter and first six months of 2016 increased $141 million (15%) and $247 million (14%), respectively, compared to 2015. The increases reflected a 24% increase in year-to-date revenues from home sales, due primarily to a 21% increase in units sold. Pre-tax earnings in 2016 increased 1.1% in the second quarter and 7.1% for the first six months. Earnings in 2016 benefitted from improved manufacturing results attributable to the increases in unit sales, which were partially offset by increased losses from insurance claims and impairment charges on servicing assets. As of June 30, 2016, approximately 95% of the installment loan portfolio was current in terms of payment status.

Transportation equipment leasing

Transportation equipment leasing revenues in the second quarter and first six months of 2016 increased $53 million (9%) and $138 million (11%), respectively, compared to 2015. The increases were primarily due to an increase in rail/tank cars on lease and increased sales of railcars. The increase in rail/tank cars on lease reflected a larger fleet size, due primarily to the acquisition of the GE Railcar Services fleet at the end of the third quarter of 2015, partially offset by lower utilization rates. In 2016, we also experienced lower crane lease demand in North America and reduced volumes in other products and services attributable to lower oil and gas commodity prices.

Pre-tax earnings in the second quarter and first six months of 2016 increased $30 million (14%) and $76 million (18%), respectively, compared to 2015. The increases were primarily attributable to the positive impact of the revenue growth and lower depreciation rates for certain railcars, partially offset by higher railcar repair costs and interest expense attributable to new borrowings from a Berkshire financing subsidiary. A significant portion of the transportation equipment leasing expenses, such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Other

Other finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. In the first six months of 2016, other earnings decreased $32 million compared to 2015, reflecting decreased earnings from investment securities and Berkadia. Other earnings also includes income from interest rate spreads charged on borrowings by a Berkshire financing subsidiary that are used to finance loans and assets held for lease. Corresponding expenses are included in Clayton Homes’ and UTLX’s results. Interest rate spreads charged to these businesses were $35 million in the first six months of 2016 and $31 million in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Investment gains/losses	$643	$362	$2,493	$459
Derivative gains/losses	20	(174)	(790)	1,144

Gains/losses before income taxes and noncontrolling interests	663	188	1,703	1,603
Income taxes and noncontrolling interests	269	65	(543)	560

Net gains/losses	$394	$123	$2,246	$1,043

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

Pre-tax investment gains in the second quarter and first six months of 2016 were $643 million and $2.5 billion, respectively, and $362 million and $459 million, respectively, in the comparable periods of 2015. Investment gains in 2016 included $610 million from the redemption of our Kraft Heinz Preferred Stock investment in the second quarter and $1.1 billion realized in connection with the exchange of shares of P&G common stock for 100% of the common stock of Duracell in the first quarter. Income tax expense allocated to investment gains included a benefit from the reduction of certain deferred income tax liabilities in connection with the exchange of P&G common stock for Duracell. See Note 3 and Note 8 to the accompanying Consolidated Financial Statements.

Investment gains/losses included pre-tax other-than-temporary impairment (“OTTI”) charges of $63 million in the second quarter of 2016. There were no OTTI charges in the first six months of 2015. Although we have periodically recorded OTTI charges in earnings in the past, we continue to hold certain of those securities. If the market values of those investments increase following the date OTTI charges were recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and ultimately sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of June 30, 2016, gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were approximately $2.4 billion, of which approximately $1.5 billion pertained to our investment in IBM common stock. We concluded that as of that date, such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

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

Derivative contracts produced pre-tax gains in the second quarter of 2016 of $20 million and pre-tax losses of approximately $174 million in 2015. In the first six months, these contracts produced pre-tax losses of $790 million in 2016 and pre-tax gains of approximately $1.1 billion in 2015. In each period, the gains and losses were primarily attributable to non-cash changes in the fair values of our contacts. In 2016, our equity index contracts produced pre-tax losses of $83 million in the second quarter and $879 million for the first six months. These losses were driven by lower index values and interest rates. In the first six months of 2015, the gains reflected increased index values and the favorable impact of a stronger U.S. Dollar. As of June 30, 2016, equity index put option intrinsic values were approximately $2.0 billion and our recorded liabilities at fair value were approximately $4.4 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates (beginning in 2018), and will be based on the intrinsic value as defined under the contracts.

In July 2016, our remaining credit default contract was terminated by mutual agreement with the counterparty. We paid $195 million upon termination and have no further exposure to losses under this contract. This contract produced pre-tax earnings of $103 million in the second quarter and $89 million in the first six months of 2016.

Other

Other earnings include corporate income (including income from our investments in Kraft Heinz), expenses and income taxes not allocated to operating businesses. Earnings from our investments in Kraft Heinz included dividends on the Preferred Stock, which was redeemed in June 2016, and our equity method earnings from our common stock investment. Such earnings, after allocated corporate income taxes, were $247 million in the second quarter and $406 million in the first six months of 2016. In 2015, our investments produced earnings of $50 million in the second quarter and $200 million for the first six months. See Note 7 to the accompanying consolidated financial statements for additional information regarding these investments.

Other earnings also includes corporate interest expense. After-tax corporate interest in 2016 produced a credit to earnings of $32 million in the second quarter and a charge of $181 million for the first six months. In 2015, after-tax corporate interest expense was $110 million in the second quarter and $175 million in the first six months. The variations in comparative after-tax corporate interest expense were primarily attributable to foreign exchange gains and losses with respect to Euro denominated debt issued by Berkshire in March 2015 (€3.0 billion par) and March 2016 (€2.75 billion par). In 2016, corporate interest included after-tax foreign currency exchange gains of $101 million in the second quarter and after-tax losses of $60 million in the first six months. In 2015, after-tax foreign currency exchange losses were $73 million in the second quarter and $102 million in the first six months. Relatively minor changes in the U.S. Dollar/Euro exchange rate can produce significant gains or losses given the level of our Euro borrowings.

Also included in other earnings are charges related to the amortization of fair value adjustments made in connection with several business acquisitions. These charges (after-tax) were $126 million and $233 million in the second quarter and first six months, respectively, of 2016 compared to $99 million and $201 million, respectively, in the comparable periods in 2015.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2016 was $263.0 billion, an increase of $7.5 billion since December 31, 2015. Net earnings attributable to Berkshire shareholders in the first six months of 2016 were $10.6 billion.

At June 30, 2016, our insurance and other businesses held cash and cash equivalents of $61.8 billion, and investments (excluding our investments in Kraft Heinz) of $140.8 billion. In June 2016, we received a payment of $8.32 billion upon the redemption our investment in Kraft Heinz Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

In January 2016, we used cash of approximately $32.1 billion to fund the acquisition of PCC, which we funded through a combination of cash on hand and $10 billion borrowed under a new 364-day revolving credit agreement. In March 2016, Berkshire Hathaway parent company issued €2.75 billion and $5.5 billion of senior unsecured notes. The proceeds were used in the repayment of all outstanding borrowings under the aforementioned revolving credit agreement. In June, the revolving credit agreement was terminated. See Note 16 to the accompanying Consolidated Financial Statements. Over the next twelve months, $1.85 billion of parent company senior notes will mature.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first six months of 2016, aggregate capital expenditures of these businesses were approximately $4.1 billion, including $2.1 billion by BHE and $2.0 billion by BNSF. Forecasted capital expenditures of the two businesses for the remainder of 2016 approximate $4.5 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

BNSF’s outstanding debt was approximately $22.2 billion as of June 30, 2016, an increase of $452 million from December 31, 2015. Outstanding borrowings of BHE and its subsidiaries, excluding its borrowings from Berkshire insurance subsidiaries, were approximately $36.4 billion as of June 30, 2016, an increase of $404 million from December 31, 2015. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF or BHE or any of their subsidiaries.

Finance and financial products assets were approximately $41.3 billion as of June 30, 2016, an increase of approximately $2.3 billion since December 31, 2015. Finance assets also include loans and finance receivables and various types of property held for lease, as well as significant balances of cash and cash equivalents and equity securities.

Finance and financial products liabilities were approximately $21.4 billion as of June 30, 2016, an increase of approximately $4.2 billion compared to December 31, 2015. The increase was primarily attributable to new debt issued by Berkshire Hathaway Finance Corporation (“BHFC”). In March 2016, BHFC issued $3.5 billion of senior notes. See Note 16 to the accompanying Consolidated Financial Statements. The proceeds were used to fund loans originated and acquired by Clayton Homes and to fund a portion of existing assets held for lease by our rail tank car leasing business, UTLX. Over the next twelve months, $3.4 billion of BHFC senior notes will mature.

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

During the first six months of 2016, we issued new term debt and assumed debt through the PCC business acquisition. Future payments of principal and interest related to such borrowings are summarized as follows (in millions): 2016 - $303; 2017 - $397; 2018 - $3,130; 2019 - $2,096; and 2020 and after - $15,798. Except as otherwise disclosed herein, our contractual obligations as of June 30, 2016 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our Consolidated Balance Sheet as of June 30, 2016 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of approximately $75 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2016 includes goodwill of acquired businesses of approximately $79 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2015. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuations of the reporting units. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2016, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first six months of 2016.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the six-month periods ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: August 5, 2016	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer