Form 10-Q
period 2016-09-30
BERKSHIRE HATHAWAY INC
filed 2016-11-04
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 27, 2016:

Class A —	784,669
Class B —	1,289,055,322

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$68,269	$61,181
Investments:
Fixed maturity securities	24,613	25,988
Equity securities	100,757	110,212
Other	15,415	15,998
Investments in The Kraft Heinz Company (Fair Value: September 30, 2016 – $29,130; December 31, 2015 – $32,042)	15,711	23,424
Receivables	27,544	23,303
Inventories	15,763	11,916
Property, plant and equipment	19,326	15,540
Goodwill	53,832	37,188
Other intangible assets	35,034	9,148
Deferred charges reinsurance assumed	7,505	7,687
Other	8,685	6,697

	392,454	348,282

Railroad, Utilities and Energy:
Cash and cash equivalents	3,893	3,437
Property, plant and equipment	123,005	120,279
Goodwill	24,186	24,178
Regulatory assets	4,369	4,285
Other	14,219	12,833

	169,672	165,012

Finance and Financial Products:
Cash and cash equivalents	12,673	7,112
Investments in equity and fixed maturity securities	336	411
Other investments	2,078	5,719
Loans and finance receivables	13,213	12,772
Property, plant and equipment and assets held for lease	9,737	9,347
Goodwill	1,374	1,342
Other	2,501	2,260

	41,912	38,963

	$604,038	$552,257

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$75,469	$73,144
Unearned premiums	15,223	13,311
Life, annuity and health insurance benefits	15,405	14,497
Other policyholder liabilities	7,259	7,123
Accounts payable, accruals and other liabilities	22,426	17,879
Notes payable and other borrowings	27,514	14,599

	163,296	140,553

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,590	11,994
Regulatory liabilities	3,094	3,033
Notes payable and other borrowings	58,811	57,739

	73,495	72,766

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,616	1,398
Derivative contract liabilities	3,973	3,836
Notes payable and other borrowings	15,473	11,951

	21,062	17,185

Income taxes, principally deferred	73,570	63,126

Total liabilities	331,423	293,630

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,730	35,620
Accumulated other comprehensive income	29,798	33,982
Retained earnings	205,491	187,703
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	269,264	255,550
Noncontrolling interests	3,351	3,077

Total shareholders’ equity	272,615	258,627

	$604,038	$552,257

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$11,364	$10,514	$33,287	$30,454
Sales and service revenues	30,536	27,436	89,357	80,169
Interest, dividend and other investment income	1,276	1,132	4,284	3,758
Investment gains/losses	735	8,339	3,221	8,571

	43,911	47,421	130,149	122,952

Railroad, Utilities and Energy:
Revenues	10,330	10,697	28,026	30,454

Finance and Financial Products:
Sales and service revenues	1,588	1,379	4,557	3,984
Interest, dividend and other investment income	366	329	1,109	1,077
Investment gains/losses	2,415	(73)	2,422	154
Derivative gains/losses	458	(764)	(332)	380

	4,827	871	7,756	5,595

	59,068	58,989	165,931	159,001

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	7,615	6,831	22,325	19,524
Life, annuity and health insurance benefits	1,339	1,165	3,747	4,083
Insurance underwriting expenses	2,001	1,875	5,948	5,505
Cost of sales and services	24,472	22,297	71,617	65,145
Selling, general and administrative expenses	3,959	3,721	11,747	10,177
Interest expense	259	88	674	449

	39,645	35,977	116,058	104,883

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,763	7,018	19,421	20,985
Interest expense	681	672	1,962	1,957

	7,444	7,690	21,383	22,942

Finance and Financial Products:
Cost of sales and services	886	736	2,529	2,134
Selling, general and administrative expenses	465	409	1,301	1,176
Interest expense	103	105	307	301

	1,454	1,250	4,137	3,611

	48,543	44,917	141,578	131,436

Earnings before income taxes	10,525	14,072	24,353	27,565
Income tax expense	3,192	4,545	6,281	8,698

Net earnings	7,333	9,527	18,072	18,867
Less: Earnings attributable to noncontrolling interests	135	99	284	262

Net earnings attributable to Berkshire Hathaway shareholders	$7,198	$9,428	$17,788	$18,605

Net earnings per share attributable to Berkshire Hathaway shareholders*	$4,379	$5,737	$10,822	$11,323
Average equivalent Class A Shares outstanding*	1,643,913	1,643,316	1,643,716	1,643,118

*

Average shares outstanding and net earnings per share are shown on an equivalent Class A common stock basis. Equivalent Class B shares outstanding are 1,500 times the equivalent Class A amount. Net earnings per equivalent Class B share outstanding are one-fifteen-hundredth (1/1,500) of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net earnings	$7,333	$9,527	$18,072	$18,867

Other comprehensive income:
Net change in unrealized appreciation of investments	1,581	(8,623)	(1,381)	(12,185)
Applicable income taxes	(515)	2,957	478	4,237
Reclassification of investment appreciation in net earnings	(3,088)	(1,586)	(4,904)	(1,781)
Applicable income taxes	1,080	555	1,716	623
Foreign currency translation	(44)	(716)	(158)	(1,499)
Applicable income taxes	9	(11)	23	(30)
Prior service cost and actuarial gains/losses of defined benefit pension plans	(21)	247	34	252
Applicable income taxes	13	(85)	(6)	(87)
Other, net	3	(4)	(3)	(104)

Other comprehensive income, net	(982)	(7,266)	(4,201)	(10,574)

Comprehensive income	6,351	2,261	13,871	8,293
Comprehensive income attributable to noncontrolling interests	132	47	267	217

Comprehensive income attributable to Berkshire Hathaway shareholders	$6,219	$2,214	$13,604	$8,076

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2014	$35,581	$42,732	$163,620	$(1,763)	$2,857	$243,027
Net earnings	—	—	18,605	—	262	18,867
Other comprehensive income, net	—	(10,529)	—	—	(45)	(10,574)
Issuance of common stock	63	—	—	—	—	63
Transactions with noncontrolling interests	(26)	—	—	—	(36)	(62)

Balance at September 30, 2015	$35,618	$32,203	$182,225	$(1,763)	$3,038	$251,321

Balance at December 31, 2015	$35,628	$33,982	$187,703	$(1,763)	$3,077	$258,627
Net earnings	—	—	17,788	—	284	18,072
Other comprehensive income, net	—	(4,184)	—	—	(17)	(4,201)
Issuance of common stock	80	—	—	—	—	80
Transactions with noncontrolling interests	30	—	—	—	7	37

Balance at September 30, 2016	$35,738	$29,798	$205,491	$(1,763)	$3,351	$272,615

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Nine Months
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net earnings	$18,072	$18,867
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(5,643)	(8,725)
Depreciation and amortization	6,605	5,801
Other	27	620
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	2,615	1,195
Deferred charges reinsurance assumed	182	369
Unearned premiums	1,906	2,311
Receivables and originated loans	(3,445)	(3,021)
Derivative contract assets and liabilities	137	(296)
Income taxes	3,601	5,954
Other	1,114	1,080

Net cash flows from operating activities	25,171	24,155

Cash flows from investing activities:
Purchases of fixed maturity securities	(6,009)	(5,365)
Purchases of equity securities	(5,185)	(8,809)
Purchase of Kraft Heinz Company common stock	—	(5,258)
Sales of fixed maturity securities	1,121	791
Redemptions and maturities of fixed maturity securities	6,640	4,421
Sales and redemptions of equity securities	19,989	5,755
Purchases of loans and finance receivables	(224)	(144)
Collections of loans and finance receivables	271	345
Acquisitions of businesses, net of cash acquired	(30,815)	(4,802)
Purchases of property, plant and equipment	(9,429)	(11,803)
Other	(611)	21

Net cash flows from investing activities	(24,252)	(24,848)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	9,385	3,271
Proceeds from borrowings of railroad, utilities and energy businesses	2,234	4,468
Proceeds from borrowings of finance businesses	4,740	998
Repayments of borrowings of insurance and other businesses	(1,921)	(1,875)
Repayments of borrowings of railroad, utilities and energy businesses	(1,879)	(1,050)
Repayments of borrowings of finance businesses	(1,220)	(1,254)
Changes in short term borrowings, net	888	(508)
Acquisitions of noncontrolling interests	(3)	(71)
Other	(28)	(181)

Net cash flows from financing activities	12,196	3,798

Effects of foreign currency exchange rate changes	(10)	(114)

Increase in cash and cash equivalents	13,105	2,991
Cash and cash equivalents at beginning of year	71,730	63,269

Cash and cash equivalents at end of third quarter *	$84,835	$66,260

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$61,181	$57,974
Railroad, Utilities and Energy	3,437	3,001
Finance and Financial Products	7,112	2,294

	$71,730	$63,269

End of third quarter—
Insurance and Other	$68,269	$56,166
Railroad, Utilities and Energy	3,893	4,691
Finance and Financial Products	12,673	5,403

	$84,835	$66,260

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Financial information in this Quarterly Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired. In addition, changes in the fair values of liabilities associated with derivative contracts can cause significant variations in periodic net earnings.

Note 2. New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts within its scope, including (a) identifying the contract, (b) identifying the performance obligations under the contract, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional financial statement presentations and disclosures. We currently expect to adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. While we anticipate some changes to revenue recognition for certain customer contracts, we do not currently believe ASU 2014-09 will have a material effect on our Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 2. New accounting pronouncements (Continued)

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

Financial results attributable to these business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates. The acquisition date fair values of certain assets and liabilities, particularly property, plant and equipment and intangible assets, and related estimated useful lives are provisional and are subject to revision as the related valuations are completed. We expect such values will be finalized as of December 31, 2016. Goodwill from these acquisitions is not amortizable for income tax purposes. Preliminary fair values of identified assets acquired and liabilities assumed and residual goodwill of PCC and Duracell at their respective acquisition dates are summarized in the table that follows (in millions).

	PCC	Duracell
Cash and cash equivalents	$250	$1,807
Inventories	3,430	326
Property, plant and equipment	2,772	364
Goodwill	15,880	614
Other intangible assets	24,197	2,024
Other assets	1,914	256

Assets acquired	$48,443	$5,391

Accounts payable, accruals and other liabilities	$2,442	$392
Notes payable and other borrowings	5,251	—
Income taxes, principally deferred	8,092	760

Liabilities assumed	$15,785	$1,152

Net assets	$32,658	$4,239

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions (Continued)

The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2015 as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except per share amount). Pro forma data for the first nine months of 2016 was not materially different from the amounts reflected in the accompanying Consolidated Financial Statements.

First Nine Months
2015
Revenues	$167,315
Net earnings attributable to Berkshire Hathaway shareholders	19,086
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	11,615

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2016 and December 31, 2015 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
U.S. Treasury, U.S. government corporations and agencies	$4,549	$17	$(1)	$4,565
States, municipalities and political subdivisions	1,216	64	(1)	1,279
Foreign governments	9,454	362	(21)	9,795
Corporate bonds	6,996	800	(7)	7,789
Mortgage-backed securities	1,068	156	(5)	1,219

	$23,283	$1,399	$(35)	$24,647

December 31, 2015
U.S. Treasury, U.S. government corporations and agencies	$3,425	$10	$(8)	$3,427
States, municipalities and political subdivisions	1,695	71	(2)	1,764
Foreign governments	11,327	226	(85)	11,468
Corporate bonds	7,323	632	(29)	7,926
Mortgage-backed securities	1,279	168	(5)	1,442

	$25,049	$1,107	$(129)	$26,027

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2016	December 31, 2015
Insurance and other	$24,613	$25,988
Finance and financial products	34	39

	$24,647	$26,027

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2016, approximately 92% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 80% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia or Canada.

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2016 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers (in millions).

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$8,007	$10,773	$1,076	$2,359	$1,068	$23,283
Fair value	8,068	11,224	1,177	2,959	1,219	24,647

Note 5. Investments in equity securities

Investments in equity securities as of September 30, 2016 and December 31, 2015 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016 *
Banks, insurance and finance	$19,852	$21,695	$(173)	$41,374
Consumer products	5,149	16,790	—	21,939
Commercial, industrial and other	32,517	7,904	(1,199)	39,222

	$57,518	$46,389	$(1,372)	$102,535

*

Approximately 60% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $9.7 billion; Wells Fargo & Company – $22.1 billion; International Business Machines Corporation (“IBM”) – $12.9 billion; and The Coca-Cola Company – $16.9 billion).

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

As of September 30, 2016 and December 31, 2015, we concluded that the unrealized losses shown in the tables above were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of the issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of September 30, 2016 and December 31, 2015, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve months were $995 million and $989 million, respectively.

Unrealized losses at September 30, 2016 included $941 million related to our investment in IBM common stock of which $855 million had been in a continuous unrealized loss position for more than twelve months. Unrealized losses represented 7% of our cost. IBM continues to be profitable and generate significant cash flows. We currently do not intend to dispose of our IBM common stock and we expect that the fair value of this investment will recover and ultimately exceed our cost.

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities (Continued)

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2016	December 31, 2015
Insurance and other	$100,757	$110,212
Railroad, utilities and energy *	1,476	1,238
Finance and financial products	302	372

	$102,535	$111,822

*	Included in other assets.

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

	Cost		Fair Value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Insurance and other	$9,970	$9,970	$15,415	$15,998
Finance and financial products	1,000	3,052	2,078	5,719

	$10,970	$13,022	$17,493	$21,717

During 2008, we purchased $2.1 billion of Wrigley preferred stock that was acquired pursuant to a shareholder agreement in conjunction with Mars Incorporated’s acquisition of Wrigley. Pursuant to certain put and call provisions in the shareholder agreement, up to 50% of our original investment was redeemable over a 90-day period that was scheduled to begin on October 6, 2016. On August 8, 2016, we entered into a stock purchase agreement with Mars, under which Mars agreed to acquire all of the Wrigley preferred stock for approximately $4.56 billion, which included a prorated dividend that would have otherwise been payable on October 6, 2016. The transaction was completed on September 27, 2016.

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

We own Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion. RBI, domiciled in Canada, is the ultimate parent company of Burger King and Tim Hortons. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount, if necessary, to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company. The RBI Preferred is redeemable at the option of RBI beginning on December 12, 2017. If not redeemed prior to December 12, 2024, we can cause RBI to redeem the RBI Preferred. In either case, the redemption price will be 109.9% of the stated value of such shares.

Notes to Consolidated Financial Statements (Continued)

Note 7. Investments in The Kraft Heinz Company

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), each made equity investments in H.J. Heinz Holding Corporation (“Heinz Holding”), which, together with debt financing obtained by Heinz Holding, was used to acquire H. J. Heinz Company (“Heinz”). Berkshire’s initial investments consisted of 425 million shares of Heinz Holding common stock, warrants, which were exercised in June 2015, to acquire approximately 46 million additional shares of common stock at one cent per share, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of our investments was $12.25 billion. 3G also acquired 425 million shares of Heinz Holding common stock for $4.25 billion. On June 7, 2016, our Preferred Stock investment was redeemed for cash of $8.32 billion. Prior to its redemption, the Preferred Stock was entitled to dividends at 9% per annum.

On July 1, 2015, Berkshire acquired 262.9 million shares of newly issued common stock of Heinz Holding for $5.26 billion and 3G acquired 237.1 million shares of newly issued common stock for $4.74 billion. Immediately thereafter, Heinz Holding executed a reverse stock split at a rate of 0.443332 of a share for each share.

On July 2, 2015, Heinz Holding acquired Kraft Foods Group, Inc. (“Kraft”). Upon completion of the acquisition, Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”). Kraft Heinz is one of the largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, in the world. Kraft Heinz’s leading iconic brands include Kraft, Heinz, ABC, Capri Sun, Classico, Jell-O, Kool-Aid, Lunchables, Maxwell House, Ore-Ida, Oscar Mayer, Philadelphia, Planters, Plasmon, Quero, Weight Watchers Smart Ones and Velveeta.

In connection with Heinz Holding’s acquisition of Kraft, Kraft shareholders received one share of newly issued Heinz Holding common stock for each share of Kraft common stock and a special cash dividend of $16.50 per share. Following the issuance of these additional shares, Berkshire and 3G together owned approximately 51% of the outstanding Kraft Heinz common stock, with Berkshire owning approximately 26.8% and 3G owning 24.2%. We account for our investment in Kraft Heinz common stock on the equity method. Under the equity method, the issuance of shares by an investee is accounted for by the investor as if the investor had sold a proportionate share of its investment. As a result, we recorded a non-cash pre-tax holding gain of approximately $6.8 billion in the third quarter of 2015, representing the excess of the fair value of Kraft Heinz common stock at the date of the merger over our carrying value associated with the reduction in our ownership.

A summary of our investments in Kraft Heinz follows (in millions).

	Carrying Value
	September 30, 2016	December 31, 2015
Common stock	$15,711	$15,714
Preferred Stock	—	7,710

	$15,711	$23,424

Our equity method earnings on the common stock and dividends earned on the Preferred Stock in the first nine months of 2016 and 2015 were $851 million and $329 million, respectively, and are included in interest, dividend and other investment income in our Consolidated Statements of Earnings. Preferred Stock dividends received in the first nine months of 2016 were $180 million. In 2015, Preferred Stock dividends received were $180 million in the third quarter and $540 million in the first nine months.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	October 2, 2016	January 3, 2016
Assets	$121,080	$122,973
Liabilities	63,212	56,737

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Sales	$6,267	$6,120	$19,630	$11,214

Net earnings (loss) attributable to common shareholders	$842	$(303)	$2,508	$(551)

Notes to Consolidated Financial Statements (Continued)

Note 8. Income taxes

Our consolidated effective income tax rates for the third quarter and first nine months of 2016 were 30.3% and 25.8%, respectively. In 2015, our effective income tax rates were 32.3% for the third quarter and 31.6% for the first nine months. Our effective income tax rate normally reflects benefits from the recurring impact of (a) dividends received deductions applicable to certain investments in equity securities, (b) income production tax credits from wind-powered electricity generation placed in service in the U.S. and (c) lower income tax rates applicable to earnings of certain foreign subsidiaries.

As discussed in Notes 3 and 9 to these Consolidated Financial Statements, on February 29, 2016, we exchanged our long-held investment in P&G common stock for the common stock of Duracell. This exchange produced a pre-tax gain of $1.1 billion for financial reporting purposes. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are currently payable on the excess of the fair value of the business received over the tax basis of the P&G shares exchanged and we recorded a one-time reduction of certain deferred income tax liabilities (approximately $750 million) that were recorded in 2005 in connection with our exchange of The Gillette Company common stock for P&G common stock upon the merger of those two companies. The P&G/Duracell exchange produced a 4.7 percentage point reduction in our consolidated effective income tax rate for the first nine months of 2016.

Note 9. Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Fixed maturity securities—
Gross gains from sales and redemptions	$5	$6	$44	$88
Gross losses from sales and redemptions	(24)	(44)	(41)	(128)
Equity securities—
Gross gains from sales and redemptions	3,173	8,407	5,720	8,855
Gross losses from sales and redemptions	(13)	(75)	(76)	(95)
Other-than-temporary impairment losses	—	(26)	(63)	(26)
Other	9	(2)	59	31

	$3,150	$8,266	$5,643	$8,725

Gains from sales and redemptions of equity securities in 2016 included gains of approximately $2.4 billion from the disposition of our investment in Wrigley preferred stock in the third quarter, and in the first nine months also included $610 million from the redemption of our investment in Kraft Heinz Preferred Stock and a non-cash holding gain of approximately $1.1 billion from the exchange of our P&G common stock in connection with the acquisition of Duracell. The non-cash gain from the P&G/Duracell exchange represented the excess of the fair value of net assets of Duracell over the cost basis of the P&G stock exchanged. Gains from sales and redemptions of equity securities in the third quarter and first nine months of 2015 included a non-cash holding gain of approximately $6.8 billion in connection with our investment in Kraft Heinz common stock.

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

Note 10. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2016	December 31, 2015
Raw materials	$2,909	$1,852
Work in process and other	2,461	778
Finished manufactured goods	4,287	3,369
Goods acquired for resale	6,106	5,917

	$15,763	$11,916

Inventories at September 30, 2016 included approximately $3.6 billion related to PCC and Duracell.

Notes to Consolidated Financial Statements (Continued)

Note 11. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2016	December 31, 2015
Insurance premiums receivable	$10,226	$8,843
Reinsurance recoverable on unpaid losses	3,482	3,307
Trade and other receivables	14,181	11,521
Allowances for uncollectible accounts	(345)	(368)

	$27,544	$23,303

Trade and other receivables at September 30, 2016 included approximately $1.9 billion related to PCC and Duracell.

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	September 30, 2016	December 31, 2015
Loans and finance receivables before allowances and discounts	$13,663	$13,186
Allowances for uncollectible loans	(183)	(182)
Unamortized acquisition discounts	(267)	(232)

	$13,213	$12,772

Loans and finance receivables are predominantly originated or acquired manufactured housing installment loans. Provisions for loan losses in the first nine months of 2016 and 2015 were $124 million and $119 million, respectively. Loan charge-offs, net of recoveries, in the first nine months of 2016 and 2015 were $123 million and $136 million, respectively. At September 30, 2016, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2016, approximately 98% of the loan balances were determined to be performing and approximately 94% of the loan balances were current as to payment status.

Note 12. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Range of estimated useful life	September 30, 2016	December 31, 2015
Land	—	$2,128	$1,689
Buildings and improvements	5 – 40 years	8,315	7,329
Machinery and equipment	3 – 25 years	20,103	17,054
Furniture, fixtures and other	2 – 15 years	4,419	3,545

		34,965	29,617
Accumulated depreciation		(15,639)	(14,077)

		$19,326	$15,540

Property, plant and equipment at September 30, 2016 included approximately $3.3 billion related to PCC and Duracell.

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

	Range of estimated useful life	September 30, 2016	December 31, 2015
Railroad:
Land	—	$6,060	$6,037
Track structure and other roadway	7 – 100 years	47,586	45,967
Locomotives, freight cars and other equipment	6 – 40 years	11,860	11,320
Construction in progress	—	1,064	1,031

		66,570	64,355
Accumulated depreciation		(5,673)	(4,845)

		$60,897	$59,510

Utilities and energy:
Utility generation, transmission and distribution systems	5 – 80 years	$70,316	$69,248
Interstate natural gas pipeline assets	3 – 80 years	6,866	6,755
Independent power plants and other assets	3 – 30 years	6,056	5,626
Construction in progress	—	3,175	2,627

		86,413	84,256
Accumulated depreciation		(24,305)	(23,487)

		$62,108	$60,769

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Range of estimated useful life	September 30, 2016	December 31, 2015
Assets held for lease	5 – 35 years	$11,906	$11,317
Land	—	223	220
Buildings, machinery and other	3 – 50 years	1,289	1,207

		13,418	12,744
Accumulated depreciation		(3,681)	(3,397)

		$9,737	$9,347

A summary of depreciation expense follows (in millions).

	First Nine Months
	2016	2015
Insurance and other	$1,595	$1,240
Railroad, utilities and energy	3,459	3,276
Finance and financial products	466	447

	$5,520	$4,963

Notes to Consolidated Financial Statements (Continued)

Note 13. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	September 30, 2016	December 31, 2015
Balance at beginning of year	$62,708	$60,714
Acquisitions of businesses	17,016	2,563
Other, including foreign currency translation	(332)	(569)

Balance at end of period	$79,392	$62,708

Other intangible assets are summarized as follows (in millions).

	September 30, 2016		December 31, 2015
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$41,575	$6,541	$14,610	$5,462
Railroad, utilities and energy	897	279	888	239

	$42,472	$6,820	$15,498	$5,701

Trademarks and trade names	$6,049	$821	$3,041	$765
Patents and technology	4,455	2,329	4,252	2,050
Customer relationships	28,851	2,721	5,474	2,131
Other	3,117	949	2,731	755

	$42,472	$6,820	$15,498	$5,701

Other intangible assets at September 30, 2016 included preliminary fair values of intangible assets of PCC and Duracell of approximately $26.2 billion, which included approximately $17.6 billion in customer relationships and trade names that were preliminarily determined to have indefinite lives. Amortization expense in the first nine months of 2016 and 2015 was $1,085 million and $837 million, respectively. Intangible assets with indefinite lives, excluding intangible assets related to business acquisitions completed in 2016, were approximately $3.0 billion as of September 30, 2016 and December 31, 2015.

Note 14. Derivative contracts

Derivative contracts have been entered into primarily through our finance and financial products and our utilities and energy businesses. During 2016, derivative contracts of our finance and financial products businesses consisted of equity index put option contracts and a credit default contract. A summary of the liabilities and related notional values of these contracts follows (in millions).

	September 30, 2016			December 31, 2015
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$3,973	$27,982	(1)	$3,552	$27,722	(1)
Credit default (2)	—	—		284	7,792

	$3,973			$3,836

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

(2)	In July 2016, our remaining credit default contract was terminated by mutual agreement with the counterparty. We no longer have any exposure to losses under credit default contracts.

Notes to Consolidated Financial Statements (Continued)

Note 14. Derivative contracts (Continued)

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

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Equity index put options	$458	$(802)	$(421)	$371
Credit default	—	38	89	9

	$458	$(764)	$(332)	$380

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

The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.6 billion at September 30, 2016 and $1.1 billion at December 31, 2015. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 4.2 years at September 30, 2016.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2016, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets and were $105 million as of September 30, 2016 and $103 million as of December 31, 2015. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $198 million as of September 30, 2016 and $237 million as of December 31, 2015. Net derivative contract assets or liabilities that are probable of recovery through rates of our regulated utilities are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 15. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Nine Months
	2016	2015
Cash paid during the period for:
Income taxes	$2,237	$2,575
Interest:
Insurance and other businesses	499	312
Railroad, utilities and energy businesses	2,130	2,043
Finance and financial products businesses	263	274
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	17,319	2,792
Equity securities exchanged in connection with business acquisition	4,239	—

Notes to Consolidated Financial Statements (Continued)

Note 16. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2016.

	Weighted Average Interest Rate	September 30, 2016	December 31, 2015
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”) due 2016-2047	2.2%	$18,108	$9,799
Short-term subsidiary borrowings	2.2%	2,019	1,989
Other subsidiary borrowings due 2016-2044	4.0%	7,387	2,811

		$27,514	$14,599

On January 8, 2016, Berkshire entered into a $10 billion 364-day revolving credit agreement. In connection with the PCC acquisition, Berkshire borrowed $10 billion under the credit agreement. In March 2016, Berkshire issued €2.75 billion in senior unsecured notes consisting of €1.0 billion of 0.50% notes due in 2020, €1.0 billion of 1.30% notes due in 2024 and €750 million of 2.15% notes due in 2028. Berkshire also issued $5.5 billion in senior unsecured notes consisting of $1.0 billion of 2.20% notes due in 2021, $2.0 billion of 2.75% notes due in 2023 and $2.5 billion of 3.125% notes due in 2026. The proceeds from these debt issues were used in the repayment of all outstanding borrowings under the aforementioned credit agreement. In June 2016, the revolving credit agreement was terminated. In August 2016, Berkshire issued $750 million in senior unsecured notes consisting of $500 million of 1.15% notes due in 2018 and $250 million of floating rate notes due in 2018, to replace $750 million of maturing debt. Other subsidiary borrowings at September 30, 2016 included $4.7 billion attributable to PCC.

	Weighted Average Interest Rate	September 30, 2016	December 31, 2015
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,817	$7,814
Subsidiary and other debt due 2016-2064	4.7%	28,828	28,188
Burlington Northern Santa Fe (“BNSF”) due 2016-2097	4.8%	22,166	21,737

		$58,811	$57,739

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In May 2016, BNSF issued $750 million of 3.9% debentures due in 2046. As of September 30, 2016, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	September 30, 2016	December 31, 2015
Finance and financial products:
Berkshire Hathaway Finance Corporation (“BHFC”) due 2017-2043	2.5%	$14,421	$10,679
Other subsidiary borrowings due 2016-2036	5.0%	1,052	1,272

		$15,473	$11,951

In March 2016, BHFC issued $3.5 billion of senior notes consisting of $750 million of 1.45% notes due in 2018, $1.0 billion of floating rate notes due in 2018, $1.25 billion of 1.70% notes due in 2019 and $500 million of floating rate notes due in 2019. In August 2016, BHFC issued $1.25 billion of senior notes consisting of $1 billion of 1.30% notes due in 2019 and $250 million of floating rate notes due in 2019, primarily to replace $1 billion of maturing debt. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of September 30, 2016, our subsidiaries also had unused lines of credit and commercial paper capacity aggregating approximately $8.2 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.0 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire guarantees certain other subsidiary borrowings, which aggregated approximately $3.2 billion at September 30, 2016. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2016 and December 31, 2015 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$ 4,565	$ 4,565	$ 3,318	$ 1,247	$ —
States, municipalities and political subdivisions	1,279	1,279	—	1,279	—
Foreign governments	9,795	9,795	7,704	2,091	—
Corporate bonds	7,789	7,789	—	7,682	107
Mortgage-backed securities	1,219	1,219	—	1,219	—
Investments in equity securities	102,535	102,535	102,534	—	1
Investment in Kraft Heinz common stock	15,711	29,130	29,130	—	—
Other investments	17,493	17,493	376	—	17,117
Loans and finance receivables	13,213	13,650	—	14	13,636
Derivative contract assets (1)	105	105	1	5	99
Derivative contract liabilities:
Railroad, utilities and energy (1)	198	198	5	161	32
Finance and financial products:
Equity index put options	3,973	3,973	—	—	3,973
Notes payable and other borrowings:
Insurance and other	27,514	29,119	—	29,119	—
Railroad, utilities and energy	58,811	69,130	—	69,130	—
Finance and financial products	15,473	16,251	—	15,862	389

December 31, 2015
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$ 3,427	$ 3,427	$ 2,485	$ 942	$ —
States, municipalities and political subdivisions	1,764	1,764	—	1,764	—
Foreign governments	11,468	11,468	9,188	2,280	—
Corporate bonds	7,926	7,926	—	7,826	100
Mortgage-backed securities	1,442	1,442	—	1,442	—
Investments in equity securities	111,822	111,822	111,786	35	1
Investment in Kraft Heinz common stock	15,714	23,679	23,679	—	—
Investment in Kraft Heinz Preferred Stock	7,710	8,363	—	—	8,363
Other investments	21,717	21,717	315	—	21,402
Loans and finance receivables	12,772	13,112	—	16	13,096
Derivative contract assets (1)	103	103	—	5	98
Derivative contract liabilities:
Railroad, utilities and energy (1)	237	237	13	177	47
Finance and financial products:
Equity index put options	3,552	3,552	—	—	3,552
Credit default	284	284	—	—	284
Notes payable and other borrowings:
Insurance and other	14,599	14,773	—	14,773	—
Railroad, utilities and energy	57,739	62,471	—	62,471	—
Finance and financial products	11,951	12,363	—	11,887	476

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ending September 30, 2016 and 2015 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Nine months ending September 30, 2016
Balance at December 31, 2015	$100	$21,403	$(3,785)
Gains (losses) included in:
Earnings	—	2,409	(221)
Other comprehensive income	3	(2,233)	(2)
Regulatory assets and liabilities	—	—	(12)
Acquisitions, dispositions and settlements	5	(4,461)	(81)
Transfers into/out of Level 3	(1)	—	195

Balance at September 30, 2016	$107	$17,118	$(3,906)

Nine months ending September 30, 2015
Balance at December 31, 2014	$8	$21,996	$(4,759)
Gains (losses) included in:
Earnings	—	—	467
Other comprehensive income	—	(1,722)	(5)
Regulatory assets and liabilities	—	—	(21)
Acquisition, dispositions and settlements	103	—	(65)
Transfers into/out of Level 3	—	—	3

Balance at September 30, 2015	$111	$20,274	$(4,380)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses or other revenues, as appropriate and are primarily related to changes in the fair values of derivative contracts and settlement transactions. Gains and losses included in other comprehensive income primarily represent the net change in unrealized appreciation of investments. In the third quarter of 2016, our investment in Wrigley preferred stock was redeemed.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements (Continued)

Quantitative information as of September 30, 2016, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:

Preferred stocks	$11,615	Discounted cash flow	Expected duration	6 years

			Discount for transferability restrictions and subordination	159 basis points

Common stock warrants	5,502	Warrant pricing model	Discount for transferability and hedging restrictions	7%

Net derivative liabilities:

Equity index put options	3,973	Option pricing model	Volatility	21%

Other investments consist of perpetual preferred stocks and common stock warrants that we acquired in private placement transactions. These investments are subject to contractual restrictions on transferability and may contain provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions and we have applied discounts with respect to such restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

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

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include the index price, contract duration and dividend and interest rates (including a Berkshire non-performance input) which are observable. However, we believe that the valuation of long-duration options using any model is inherently subjective and, given the lack of observable transactions and prices, acceptable values may be subject to wide ranges. Volatility inputs represent our expectations, which consider the remaining duration of each contract and assume that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values of the liabilities.

Note 18. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2016 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2015	820,102	(11,680)	808,422	1,253,866,598	(1,409,762)	1,252,456,836
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(22,628)	—	(22,628)	34,899,211	—	34,899,211

Balance at September 30, 2016	797,474	(11,680)	785,794	1,288,765,809	(1,409,762)	1,287,356,047

Notes to Consolidated Financial Statements (Continued)

Note 18. Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,644,031 shares outstanding as of September 30, 2016 and 1,643,393 shares outstanding as of December 31, 2015. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

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

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the nine months ending September 30, 2016 and 2015 follows (in millions).

	Unrealized appreciation of investments	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated Other Comprehensive income
Nine months ending September 30, 2016
Balance at December 31, 2015	$38,598	$(3,856)	$(762)	$2	$33,982
Other comprehensive income, net before reclassifications	(912)	(101)	(39)	(26)	(1,078)
Reclassifications from accumulated other comprehensive income	(3,188)	—	59	23	(3,106)

Balance at September 30, 2016	$34,498	$(3,957)	$(742)	$(1)	$29,798

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$(4,904)	$—	$—	$—	$(4,904)
Other	—	—	79	41	120

Reclassifications before income taxes	(4,904)	—	79	41	(4,784)
Applicable income taxes	(1,716)	—	20	18	(1,678)

	$(3,188)	$—	$59	$23	$(3,106)

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income (Continued)

	Unrealized appreciation of investments	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Nine months ending September 30, 2015
Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732
Other comprehensive income, net before reclassifications	(7,958)	(1,602)	162	(113)	(9,511)
Reclassifications from accumulated other comprehensive income	(1,158)	128	1	11	(1,018)

Balance at September 30, 2015	$36,520	$(3,431)	$(876)	$(10)	$32,203

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$(1,781)	$197	$—	$—	$(1,584)
Other	—	—	2	18	20

Reclassifications before income taxes	(1,781)	197	2	18	(1,564)
Applicable income taxes	(623)	69	1	7	(546)

	$(1,158)	$128	1	$11	$(1,018)

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

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. Berkadia’s maximum outstanding balance of commercial paper borrowings is currently limited to $1.5 billion. On September 30, 2016, the aggregate amount of Berkadia commercial paper outstanding was $1.47 billion.

In the third quarter of 2016, our wholly-owned subsidiary, National Indemnity Company entered into a definitive agreement to acquire Medical Liability Mutual Insurance Company (“MLMIC”), a writer of medical professional liability insurance domiciled in New York. MLMIC’s assets and policyholders’ surplus determined under statutory accounting principles as of June 30, 2016 were approximately $5.5 billion and $1.9 billion, respectively. The acquisition price will be an amount equal to the sum of: (i) the tangible book value of MLMIC at the closing date (determined under U.S. GAAP); plus (ii) $100 million. The acquisition will involve the conversion of MLMIC from a mutual company to a stock company. The closing of the transaction is subject to various regulatory approvals, customary closing conditions and the approval of the MLMIC policyholders eligible to vote on the proposed demutualization and sale. The transaction is currently expected to be completed in late 2017.

Notes to Consolidated Financial Statements (Continued)

Note 21. Business segment data

Our operating businesses include a large and diverse group of insurance, finance, manufacturing, service and retailing businesses. Our manufacturing businesses include PCC and Duracell, which were acquired in the first quarter of 2016. Revenues by segment were as follows (in millions).

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$6,474	$5,788	$18,771	$16,792
General Re	1,389	1,405	4,168	4,397
Berkshire Hathaway Reinsurance Group	1,872	1,892	5,767	5,317
Berkshire Hathaway Primary Group	1,629	1,429	4,581	3,948
Investment income	1,043	1,046	3,428	3,474

Total insurance group	12,407	11,560	36,715	33,928
BNSF	5,167	5,600	14,519	16,571
Berkshire Hathaway Energy	5,198	5,144	13,615	14,018
Manufacturing	12,082	9,181	34,837	27,568
McLane Company	12,271	12,264	36,121	36,200
Service and retailing	6,331	6,151	18,607	16,966
Finance and financial products	1,962	1,725	5,677	5,078

	55,418	51,625	160,091	150,329
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	3,608	7,502	5,311	9,105
Income from Kraft Heinz	225	98	851	329
Eliminations and other	(183)	(236)	(322)	(762)

	$59,068	$58,989	$165,931	$159,001

Earnings before income taxes by segment were as follows (in millions).

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$138	$258	$552	$471
General Re	100	(2)	144	58
Berkshire Hathaway Reinsurance Group	(19)	199	86	247
Berkshire Hathaway Primary Group	190	188	485	566
Investment income	1,029	1,045	3,406	3,466

Total insurance group	1,438	1,688	4,673	4,808
BNSF	1,633	1,839	4,129	5,047
Berkshire Hathaway Energy	1,246	1,153	2,481	2,398
Manufacturing	1,981	1,259	5,150	3,857
McLane Company	106	106	371	384
Service and retailing	449	378	1,230	1,260
Finance and financial products	517	486	1,578	1,480

	7,370	6,909	19,612	19,234
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	3,608	7,502	5,311	9,105
Income from Kraft Heinz	225	98	851	329
Interest expense, not allocated to segments	(201)	(83)	(518)	(391)
Eliminations and other	(477)	(354)	(903)	(712)

	$10,525	$14,072	$24,353	$27,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Insurance – underwriting	$272	$414	$822	$856
Insurance – investment income	850	840	2,747	2,692
Railroad	1,020	1,156	2,576	3,164
Utilities and energy	932	786	1,855	1,709
Manufacturing, service and retailing	1,702	1,177	4,461	3,609
Finance and financial products	337	303	1,044	962
Investment and derivative gains/losses	2,347	4,877	4,593	5,920
Other	(262)	(125)	(310)	(307)

Net earnings attributable to Berkshire Hathaway shareholders	$7,198	$9,428	$17,788	$18,605

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

Earnings of our insurance underwriting operations were lower in the third quarter and first nine months of 2016 as compared to 2015. In the first nine months of 2016, the Berkshire Hathaway Reinsurance and Primary Groups generated lower net underwriting earnings while GEICO and General Re had earnings increases. Our railroad business generated lower net earnings in the third quarter and first nine months of 2016, primarily due to a 6.6% year-to-date decline in unit volume. Earnings of our utilities and energy businesses increased in the third quarter and first nine months of 2016 which was attributable to increased pre-tax earnings and lower effective income tax rates. The increases in net earnings from our manufacturing, service and retailing businesses reflected the impact of the PCC and Duracell acquisitions, partly offset by lower aggregate earnings from the other businesses within this group.

After-tax investment and derivative gains in the third quarter and first nine months were approximately $2.3 billion and $4.6 billion, respectively, in 2016 compared to $4.9 billion and $5.9 billion, respectively, in 2015. After-tax investment gains in the third quarter of 2016 included approximately $1.6 billion from the sale of our Wrigley preferred stock investment and in the first nine months also included non-cash gains of approximately $1.9 billion related to the exchange of P&G common stock for 100% of the common stock of Duracell. After-tax investment and derivative gains in the third quarter of 2015 included non-cash holding gains of approximately $4.4 billion in connection with our investment in Kraft Heinz common stock. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. Investment and derivative gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

The timing and amount of large property catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. In the first nine months of 2016, we had no significant catastrophe losses. Based on preliminary estimates, we believe that losses arising from Hurricane Matthew in October 2016 will not be material. In the third quarter of 2015, we recorded estimated losses of $130 million in connection with a property loss event in China. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time. Unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings. Variations in foreign currency exchange rates can produce relatively significant foreign currency exchange gains and losses in our periodic earnings with respect to non-U.S. dollar liabilities of our U.S.-based insurance subsidiaries.

A key marketing strategy of our insurance businesses is the maintenance of extraordinary capital strength. A measure of capital strength is combined shareholders’ equity determined pursuant to U.S. statutory accounting rules (“Statutory Surplus”). Statutory Surplus of our insurance businesses was approximately $124 billion at December 31, 2015. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers. Underwriting results of our insurance businesses are summarized below. Amounts are in millions.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Underwriting gain (loss) attributable to:
GEICO	$138	$258	$552	$471
General Re	100	(2)	144	58
Berkshire Hathaway Reinsurance Group	(19)	199	86	247
Berkshire Hathaway Primary Group	190	188	485	566

Pre-tax underwriting gain	409	643	1,267	1,342
Income taxes and noncontrolling interests	137	229	445	486

Net underwriting gain	$272	$414	$822	$856

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

	Third Quarter				First Nine Months
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$6,977		$6,141		$19,771		$17,618

Premiums earned	$6,474	100.0	$5,788	100.0	$18,771	100.0	$16,792	100.0

Losses and loss adjustment expenses	5,335	82.4	4,658	80.4	15,331	81.7	13,673	81.4
Underwriting expenses	1,001	15.5	872	15.1	2,888	15.4	2,648	15.8

Total losses and expenses	6,336	97.9	5,530	95.5	18,219	97.1	16,321	97.2

Pre-tax underwriting gain	$138		$258		$552		$471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the third quarter and first nine months of 2016 were $7.0 billion and $19.8 billion, respectively, increases of 13.6% and 12.2%, respectively, compared to the third quarter and first nine months of 2015. Premiums earned in 2016 increased $686 million (11.9%) in the third quarter and $2.0 billion (11.8%) in the first nine months, as compared to the same periods in 2015. These increases reflected voluntary auto policy-in-force growth of 5.2% and increased average premiums per auto policy of approximately 6.9% over the past twelve months, which were attributable to rate increases, coverage changes and changes in state and risk mix. Throughout 2015, we experienced increases in claims frequencies and severities across all of our major coverages. As a result, we implemented premium rate increases as necessary. Voluntary auto new business sales in 2016 increased 16.5% in the third quarter and 6.8% in the first nine months compared to 2015. The significant growth in voluntary auto new business during the third quarter has continued in October. In 2016, voluntary auto policies-in-force increased by approximately 276,000 in the third quarter and 670,000 in the first nine months.

Losses and loss adjustment expenses incurred in 2016 increased $677 million (14.5%) in the third quarter and $1.7 billion (12.1%) in the first nine months, as compared to 2015. In 2016, our loss ratio (the ratio of losses and loss adjustment expenses to earned premiums) increased 2.0 percentage points in the third quarter and 0.3 percentage points in the first nine months as compared to 2015, reflecting increased storm losses and claims severity, partly offset by the aforementioned premium rate increases. Claims frequencies (claim counts per exposure unit) in the first nine months of 2016 for property damage and collision coverages were relatively unchanged as the decreases experienced in the first quarter were offset by subsequent increases. Claim frequencies for bodily injury coverage for the first nine months of 2016 were relatively unchanged from 2015. Average claims severities were higher in the first nine months of 2016 for physical damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range). In addition, storm-related losses (primarily from hail and flooding) in the third quarter and first nine months of 2016 were approximately $90 million and $380 million, respectively, compared to $5 million and $129 million, respectively, in the corresponding 2015 periods.

Underwriting expenses in the third quarter and first nine months of 2016 were $1.0 billion and $2.9 billion, respectively, increases of $129 million (14.8%) and $240 million (9.1%), respectively, over 2015. Our expense ratio (underwriting expenses to premiums earned) in 2016 increased 0.4 percentage points in the third quarter and decreased 0.4 percentage points in the first nine months compared to 2015. The largest components of underwriting expenses are employee-related expenses (salaries and benefits) and advertising costs. The increases in underwriting expenses reflected the increases in policies-in-force.

General Re

General Re conducts a reinsurance business offering property and casualty coverages to clients worldwide through General Reinsurance Corporation, Germany-based General Reinsurance AG, Faraday Holdings in London and other wholly-owned affiliates. Property and casualty reinsurance is written primarily on a direct basis, but is also written through brokers and intermediaries. Life and health reinsurance is written primarily on a direct basis through General Re Life Corporation and General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015

Property/casualty	$643	$683	$1,919	$2,119	$66	$(9)	$119	$65
Life/health	746	722	2,249	2,278	34	7	25	(7)

	$1,389	$1,405	$4,168	$4,397	$100	$(2)	$144	$58

Property/casualty

In the third quarter of 2016, property/casualty premiums written were relatively unchanged from 2015, reflecting a modest increase in North America, offset by modestly lower volume in international markets. In the first nine months, property/casualty premiums written in 2016 declined $215 million (9%) compared to 2015, primarily due to lower volume in international treaty and broker market business, and to a lesser degree, to unfavorable foreign currency exchange rate changes. In 2016, premiums earned decreased $40 million (6%) in the third quarter and $200 million (9%) in the first nine months as compared to the same periods in 2015. The declines in earned premiums reflected lower volume and unfavorable changes in foreign currency exchange rates. Insurance industry capacity remains high and price competition in most property/casualty reinsurance markets persists. We continue to decline business when we believe prices are inadequate. However, we remain prepared to write substantially more business when more appropriate prices can be attained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Our property business generated pre-tax underwriting gains of $76 million in the third quarter and $154 million in the first nine months of 2016 compared to gains of $15 million and $114 million, respectively, in the corresponding 2015 periods. There were no significant catastrophe losses during the first nine months of 2016, while underwriting results in 2015 included estimated losses of $44 million from an explosion in Tianjin, China during the third quarter. In the first nine months of 2016, we recognized pre-tax gains from reductions of estimated losses on prior years’ business of approximately $160 million, which were relatively unchanged from 2015.

Our casualty/workers’ compensation business produced pre-tax underwriting losses of $10 million in the third quarter and $35 million in the first nine months of 2016 and pre-tax losses of $24 million in the third quarter and $49 million in the first nine months of 2015. Underwriting results in 2016 and 2015 included net losses on current year business and charges for recurring discount accretion on workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts, partially offset by gains from reductions of estimated losses on prior years’ business. Casualty losses tend to be long-tailed and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably.

Life/health

In the third quarter and first nine months of 2016, life/health premiums earned increased $24 million (3%) and decreased $29 million (1%), respectively, compared to 2015. Adjusting for changes in foreign currency exchange rates, premiums earned in 2016 increased $31 million (4%) in the third quarter and $32 million (1%) in the first nine months, reflecting growth across a number of non-U.S. markets, particularly in Asia and the United Kingdom. Our life/health business produced pre-tax underwriting gains of $25 million in the first nine months of 2016 compared to losses of $7 million in the first nine months of 2015. In the first nine months of 2016, underwriting results reflected gains from our international life business offset by losses from the recurring discount accretion on long-term care liabilities and higher than expected individual life claim frequency in North America. Our international underwriting results in 2016 were adversely affected by increased liabilities for estimated premium deficiencies on certain disability business in the second quarter, partly offset by reductions in both foreign currency exchange losses and the adverse impact from lower interest rates compared to 2015.

Berkshire Hathaway Reinsurance Group

BHRG underwrites excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide, including property catastrophe insurance and reinsurance. BHRG also writes retroactive reinsurance on property/casualty exposures as well as life reinsurance and periodic payment annuity business. BHRG’s underwriting results are summarized in the table below (in millions).

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
Property/casualty	$1,164	$1,341	$3,358	$3,168	$40	$315	$415	$737
Retroactive reinsurance	—	1	582	4	(114)	2	(196)	(283)
Life and annuity	708	550	1,827	2,145	55	(118)	(133)	(207)

	$1,872	$1,892	$5,767	$5,317	$(19)	$199	$86	$247

Property/casualty

Premiums written in the third quarter and first nine months of 2016 decreased $945 million (50.2%) and $322 million (8.2%), respectively, compared to 2015. The decline during the third quarter was primarily due to the impact of the quota-share contract with Insurance Australia Group Ltd. (“IAG”), which became effective on July 1, 2015. Premiums written in the third quarter of 2015 included a quota-share percentage of IAG’s unearned premiums in-force as of the effective date. Premiums earned decreased $177 million (13.2%) in the third quarter and increased $190 million (6.0%) in the first nine months compared to 2015. The increase in the first nine months was primarily attributable to increased premiums earned from the IAG contract, partially offset by lower premiums from property business. Our premium volume is generally constrained for most property/casualty reinsurance coverages, and for property catastrophe reinsurance in particular as rates, in our view, are generally inadequate. However, we have the capacity and desire to write more business when appropriate pricing can be obtained.

Our property/casualty business generated pre-tax underwriting gains of $40 million and $415 million in the third quarter and first nine months of 2016, respectively, compared to $315 million and $737 million, respectively, in 2015. In the third quarter of 2015, the property/casualty business incurred losses of $86 million from an explosion in Tianjin, China. The declines in pre-tax underwriting gains in 2016 were primarily due to comparatively lower gains from reductions of estimated losses on prior years’ events.

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

Pre-tax underwriting results from retroactive reinsurance contracts also include foreign currency transaction gains/losses associated with foreign currency denominated liabilities of U.S.-based subsidiaries. In 2016, foreign currency gains were $21 million in the third quarter and $198 million in the first nine months. In 2015, foreign currency gains were $120 million in the third quarter and $92 million in the first nine months. Before foreign currency gains/losses, retroactive reinsurance contracts produced pre-tax losses in the first nine months of $394 million in 2016 and $375 million in 2015, primarily from recurring periodic deferred charge amortization. Gross unpaid losses assumed under retroactive reinsurance contracts were approximately $23.7 billion at September 30, 2016 and at December 31, 2015. Unamortized deferred charges related to such reinsurance contracts were approximately $7.4 billion at September 30, 2016 and $7.6 billion at December 31, 2015.

Life and annuity

BHRG’s life and annuity underwriting results are summarized as follows. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
Periodic payment annuity	$367	$195	$771	$1,062	$(61)	$(6)	$(123)	$(159)
Life reinsurance	337	350	1,043	1,068	(9)	(13)	5	(81)
Variable annuity guarantee	4	5	13	15	125	(99)	(15)	33

	$708	$550	$1,827	$2,145	$55	$(118)	$(133)	$(207)

Premiums earned in 2016 from periodic payment annuity contracts increased $172 million (88.2%) in the third quarter and declined $291 million (27.4%) in the first nine months compared to 2015. Premiums earned in 2016 increased in the third quarter due to increased direct annuity volume, which for the first nine months was more than offset by the impact of a sizable reinsurance contract written in the second quarter of 2015.

Periodic payment annuity contracts generated pre-tax underwriting losses of $61 million in the third quarter and $123 million in the first nine months of 2016 and $6 million in the third quarter and $159 million in the first nine months of 2015. Our periodic payment annuity liabilities under certain contracts of a U.S. subsidiary are denominated in foreign currencies, most significantly the Great Britain Pound (“GBP”). In 2016, the value of the U.S. Dollar strengthened versus the GBP, producing reductions in our liabilities in U.S. Dollars and resulting in pre-tax gains of $216 million in the first nine months of 2016 and $53 million in the first nine months of 2015. Before the impact of foreign currency exchange rate changes, pre-tax underwriting losses from annuity contracts were $111 million and $339 million in the third quarter and first nine months of 2016, respectively, compared to $66 million and $212 million, respectively, in the corresponding 2015 periods. This business is expected to generate underwriting losses attributable to the recurring accretion of discounted annuity liabilities. The increases in underwriting losses (before foreign currency impacts) reflected increased liabilities from new business written over the past two years and the impact of lower interest rates, which increased expected future loss payments under certain reinsurance contracts. Aggregate annuity liabilities were approximately $9.6 billion at September 30, 2016 and $8.7 billion at December 31, 2015.

In the third quarter and first nine months of 2016, life reinsurance premiums were relatively unchanged compared to 2015. The life reinsurance business produced a pre-tax underwriting loss of $9 million in the third quarter and a pre-tax gain of $5 million in the first nine months of 2016. Underwriting losses of $81 million in the first nine months of 2015 included losses of $53 million incurred in connection with business terminated in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Our variable annuity business primarily consists of contracts that provide guarantees on closed blocks of variable annuity business written by other insurers. The periodic underwriting gains and losses in each period reflect changes in liabilities for guaranteed benefits which are impacted by changes in securities markets and interest rates. Periodic results from these contracts can be volatile reflecting changes in investment market conditions, which impact the underlying insured exposures. In the third quarter of 2016, the pre-tax underwriting gains were primarily due to better than expected equity market performance, which was more than offset in the first nine months of 2016 by lower interest rates. In the third quarter of 2015, pre-tax underwriting losses were primarily due to lower equity markets and interest rates which partly offset the underwriting gains in the first six months.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of several independently managed insurance businesses. These businesses include: MedPro Group, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group (“NICO Primary”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to as Berkshire Hathaway Homestate Companies (“BHHC”), providers of commercial multi-line and workers’ compensation insurance; Berkshire Hathaway Specialty Insurance (“BH Specialty”), which concentrates on providing large scale insurance solutions for commercial property and casualty risks; Applied Underwriters, a provider of integrated workers’ compensation solutions; Berkshire Hathaway GUARD Insurance Companies (“GUARD”), providers of workers’ compensation and commercial property and casualty insurance coverage to small and mid-sized businesses; and Central States Indemnity Company, a provider of credit and Medicare Supplement insurance.

Premiums earned in the first nine months of 2016 were $4.58 billion, an increase of 16.0% compared to 2015. The increase in premiums was primarily attributable to volume increases from BH Specialty, MedPro Group, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $485 million in the first nine months of 2016 and $566 million in 2015. Combined loss ratios were 61% in the first nine months of 2016 and 59% in 2015. The comparative increase in the loss ratio reflected comparative declines in favorable loss development of prior years’ loss events, partly offset by lower loss ratios on current year business. Our primary insurers write considerable amounts of liability and workers’ compensation business, which can have extended claim tails. It should not be assumed that the current claim experience or underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by investments held by our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Interest income	$224	$221	$668	$675
Dividend income	805	824	2,738	2,791

Net investment income before income taxes and noncontrolling interests	1,029	1,045	3,406	3,466
Income taxes and noncontrolling interests	179	205	659	774

Net investment income	$850	$840	$2,747	$2,692

Pre-tax investment income in the third quarter and first nine months of 2016 declined $16 million (2%) and $60 million (2%), respectively, from 2015, due primarily to lower dividends from foreign issuers as a result of investment dispositions in 2015, partly offset by increased dividends from domestic issuers. We continue to hold significant cash and cash equivalents earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such balances.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $91 billion at September 30, 2016 and $88 billion at December 31, 2015. The cost of float was negative as our insurance businesses overall generated pre-tax underwriting gains in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$50,242	$43,762
Equity securities	100,277	109,607
Fixed maturity securities	23,630	23,621
Other investments	15,415	15,998

	$189,564	$192,988

Fixed maturity investments as of September 30, 2016 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$4,053	$16	$4,069
States, municipalities and political subdivisions	1,180	62	1,242
Foreign governments	9,319	341	9,660
Corporate bonds, investment grade	5,491	515	6,006
Corporate bonds, non-investment grade	1,280	277	1,557
Mortgage-backed securities	949	147	1,096

	$22,272	$1,358	$23,630

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

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Revenues	$5,167	$5,600	$14,519	$16,571

Operating expenses:
Compensation and benefits	1,193	1,220	3,535	3,826
Fuel	533	670	1,359	2,080
Purchased services	562	633	1,789	1,909
Depreciation and amortization	534	503	1,584	1,488
Equipment rents, materials and other	462	497	1,379	1,538

Total operating expenses	3,284	3,523	9,646	10,841
Interest expense	250	238	744	683

	3,534	3,761	10,390	11,524

Pre-tax earnings	1,633	1,839	4,129	5,047
Income taxes	613	683	1,553	1,883

Net earnings	$1,020	$1,156	$2,576	$3,164

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Consolidated revenues in the third quarter and first nine months of 2016 were approximately $5.2 billion and $14.5 billion, respectively, representing decreases of $433 million (7.7%) and $2.1 billion (12.4%), respectively, versus the corresponding periods in 2015. Pre-tax earnings in the third quarter and first nine months of 2016 declined 11.2% and 18.2%, respectively, compared to the same periods in 2015. In 2016, our revenues and earnings were negatively impacted by lower volumes versus 2015, particularly in the coal and petroleum products categories.

In the first nine months of 2016, revenues reflected comparative declines in average revenue per car/unit (6.5%) and in volumes (6.6%). The decrease in average revenue per car/unit was primarily attributable to lower fuel surcharge revenue driven by lower fuel prices and business mix changes. The fuel price impact on fuel surcharges generally lags its impact on fuel costs. This timing difference contributed to the decline in earnings in the first quarter of 2016 as compared to 2015 because the price of fuel declined more significantly in early 2015. The effect of the timing difference has moderated since the first quarter and is not expected to be significant in the fourth quarter.

Freight revenues from consumer products in the third quarter of 2016 were $1.7 billion, a decline of 3.4% from 2015, driven by a 3.6% decline in volume. Revenues for the first nine months of 2016 were $4.8 billion, a decline of 2.2% from 2015. Volume for the first nine months of 2016 was relatively flat, as increased automotive volumes, due to the addition of a new customer, and domestic intermodal volumes were offset by lower international intermodal volumes attributable to soft economic activity and excess retail inventories.

In the third quarter and first nine months of 2016, freight revenues from industrial products were $1.2 billion and $3.6 billion, respectively, which decreased 15.2% and 15.8%, respectively, from the comparable 2015 periods. The decreases reflected lower volumes (8.0% in the third quarter and 7.5% in the first nine months), primarily for petroleum products, reflecting pipeline displacement of U.S. crude rail traffic and lower U.S. oil production. This decline was partially offset by increased plastics products volume. For the first nine months of 2016, we also experienced lower demand for taconite and steel products partially offset by increased movements of non-owned rail equipment. With oil production at low levels, along with pipeline displacement of rail, we expect comparative volume declines in petroleum and related products for the remainder of 2016.

Freight revenues in 2016 from agricultural products increased 7.8% in the third quarter to $1.1 billion and decreased 1.8% to $3.1 billion in the first nine months compared to the same periods in 2015. The increase in revenue in the third quarter of 2016 was driven by a volume increase of 13.2% compared to 2015. The decrease in the first nine months of 2016 was primarily attributable to lower average revenue per car, partly offset by a volume increase of 6.7%. In the third quarter and first nine months of 2016 volumes increased primarily due to higher corn, soybeans and wheat exports.

Freight revenues in 2016 from coal declined 18.5% in the third quarter to $1.0 billion and 33.0% in the first nine months to $2.4 billion compared to the same periods in 2015. Coal volumes declined 13.0% in the third quarter and 26.5% in the first nine months of 2016. In recent years, demand for coal by utilities has declined as other fuel sources, particularly natural gas, have increased. Coal volumes in 2015 also benefitted from higher demand in the early part of the year as utility customers restocked coal inventories. Although natural gas prices have risen in the third quarter, we expect declines in coal volumes for the rest of 2016, driven by coal unit retirements and elevated utility coal inventories.

Operating expenses in the third quarter and first nine months of 2016 were $3.3 billion and $9.6 billion, respectively, representing decreases of $239 million (6.8%) and $1.2 billion (11.0%), respectively, compared to the same periods in 2015. Our ratios of operating expenses to revenues in 2016 increased 0.7 percentage points to 63.6% in the third quarter and 1.0 percentage points to 66.4% for the first nine months versus the corresponding 2015 periods.

Compensation and benefits expenses decreased $27 million (2.2%) for the third quarter and $291 million (7.6%) for the first nine months of 2016 as compared to 2015. The declines were primarily due to lower employment levels, as a result of lower freight volumes, and productivity improvements, partially offset by inflation. Fuel expenses declined $137 million (20.4%) in the third quarter and $721 million (34.7%) in the first nine months of 2016 as compared to 2015 due to lower average fuel prices and lower volumes. Purchased services declined $71 million (11.2%) in the third quarter and $120 million (6.3%) in the first nine months of 2016 as compared to 2015, due to volume-based and other cost reductions. Depreciation expense increased $31 million (6.2%) in the third quarter and $96 million (6.5%) in the first nine months of 2016 as compared to 2015, due to increased assets in service reflecting our ongoing capital additions and improvement programs. In the third quarter and first nine months of 2016, equipment rents, materials and other expense declined $35 million (7.0%) and $159 million (10.3%), respectively, compared to the same periods of 2015. These declines resulted from lower freight volumes and productivity improvements in both periods, as well as, lower derailment and other casualty related costs in the nine-month period.

Interest expense in the third quarter and first nine months of 2016 was $250 million and $744 million, respectively, increases of $12 million (5.0%) and $61 million (8.9%), respectively, compared to 2015. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. The increased interest expense in 2016 resulted from higher average outstanding debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include AltaLink, L.P. (“AltaLink”), a regulated electricity transmission-only business in Alberta, Canada and a diversified portfolio of independent power projects. In addition, BHE also operates the second-largest residential real estate brokerage firm and one of the largest real estate franchise networks in the United States.

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

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2016	2015	2016	2015	2016	2015	2016	2015
PacifiCorp	$1,445	$1,432	$365	$354	$3,952	$3,977	$867	$799
MidAmerican Energy Company	806	685	241	163	2,031	2,017	389	310
NV Energy	997	1,130	345	340	2,335	2,688	495	529
Northern Powergrid	220	264	57	95	749	852	274	352
Natural gas pipelines	204	198	59	52	709	743	288	277
Other energy businesses	703	686	204	191	1,677	1,782	336	341
Real estate brokerage	823	749	89	80	2,162	1,959	187	166

	$5,198	$5,144			$13,615	$14,018

Earnings before corporate interest and income taxes (“EBIT”)			1,360	1,275			2,836	2,774
Corporate interest			114	122			355	376
Income taxes and noncontrolling interests			314	367			626	689

Net earnings attributable to Berkshire Hathaway shareholders			$932	$786			$1,855	$1,709

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the third quarter and first nine months of 2016 were $1.45 billion and $3.95 billion, respectively, and were relatively unchanged from 2015. Revenues in 2016 reflected increased retail revenues and lower wholesale revenues. The year-to-date increase in retail revenues was primarily due to higher retail rates as average customer loads were relatively unchanged. The declines in wholesale revenues were attributable to lower volumes and average prices. EBIT in the third quarter and first nine months of 2016 increased $11 million (3.1%) and $68 million (8.5%), respectively, from the same periods of 2015. The increases were primarily due to increased gross margins as energy costs declined due to lower fuel prices and changes in fuel mix.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues increased $121 million (17.7%) in the third quarter of 2016 compared to 2015, while revenues in the first nine months were comparatively flat versus 2015. The revenue increase in the third quarter was primarily due to higher retail and wholesale electric revenues ($107 million). The increase in retail electric revenues resulted primarily from a 3.6% increase in customer load and higher electric rates, and the increase in wholesale revenues was due to increased wholesale prices and volumes and transmission revenue. Revenues in the first nine months of 2016 included increased electric revenues ($100 million), which were largely offset by lower natural gas revenues ($69 million) and other revenues. The decline in natural gas revenues was primarily due to lower average per-unit cost of gas sold ($61 million) which is offset in cost of sales, and a 6.3% decline in retail sales volumes, primarily from warmer winter temperatures in 2016. EBIT increased $78 million (47.9%) in the third quarter and $79 million (25.5%) in the first nine months of 2016 as compared to 2015. The increase in EBIT was primarily due to increased gross margins from electric revenues partially offset by higher depreciation and amortization from additional assets placed in service and higher interest expenses. In addition, EBIT in the first nine months of 2015 included a gain of $13 million from the sale of a generating facility lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in the third quarter and first nine months of 2016 were approximately $1.0 billion and $2.3 billion, respectively, decreases of $133 million (11.8%) and $353 million (13.1%), respectively, versus the same periods in 2015. The declines were primarily attributable to lower electric retail rates resulting from lower energy costs. Electric retail customer load in the first nine months of 2016 increased 1.4% compared to 2015. EBIT were relatively unchanged in the third quarter and fell $34 million (6.4%) in the first nine months of 2016 compared to 2015. In 2016, the negative impact of the revenue declines were substantially offset by the declines in energy costs. However, operating expenses increased $6 million (2%) in the third quarter and $48 million (7%) in the first nine months compared to 2015. The year-to-date increase resulted primarily from higher depreciation and amortization and property and other taxes. In addition, operating expenses in the first nine months of 2015 included non-recurring benefits from reductions in certain accrued liabilities.

Northern Powergrid

Revenues in the third quarter and first nine months of 2016 declined $44 million (16.7%) to $220 million and $103 million (12.1%) to $749 million, respectively, as compared to 2015. The unfavorable impact from a stronger U.S. Dollar reduced revenues by $40 million in the third quarter and $72 million in the first nine months. In the first nine months of 2016, revenues also declined, due to lower tariff rates from a new price control period that became effective April 1, 2015. EBIT in the third quarter and first nine months of 2016 declined $38 million (40.0%) to $57 million and $78 million (22.2%) to $274 million, respectively, as compared to 2015. The declines were primarily due to the impact of lower tariff rates and the stronger U.S. Dollar, as well as increases in depreciation and other operating expenses.

Natural gas pipelines

Revenues in the third quarter of 2016 increased 3.0% and for the first nine months declined 4.6% as compared to 2015. The revenue increase in the third quarter was primarily attributable to transportation revenues from expansion projects. For the first nine months of 2016, the decline was due to the impact of lower gas sales from balancing activities and lower transportation revenues from lower volumes and rates, in part due to comparatively milder temperatures in the first quarter. EBIT in 2016 increased $7 million (13.5%) in the third quarter and $11 million (4.0%) in the first nine months versus 2015. These increases reflected lower interest expense in 2016, as a result of lower average debt balances, partly offset by increased depreciation expense.

Other energy businesses

Revenues in the third quarter of 2016 increased $17 million (2.5%) and for the first nine months declined $105 million (5.9%) compared to the corresponding 2015 periods. The increase in third quarter revenues was primarily attributable to increased revenues from AltaLink as a result of increased assets in service. The declines in comparative revenues in the first nine months were principally attributable to lower revenues from AltaLink and from our unregulated retail services business. AltaLink’s year-to-date revenue decline reflected the impact of a regulatory decision in the second quarter that resulted in one-time net reductions in revenue, which more than offset increased revenues from additional assets placed in service. The regulatory decision changed the timing of when construction-in-progress expenditures included in rate base are billable to customers and earned in revenues, but had no impact on net earnings as the one-time revenue reduction was offset by one-time reductions in expenses.

EBIT in the third quarter of 2016 increased $13 million (6.8%) over 2015, while EBIT in the first nine months declined $5 million (1.5%) compared to 2015. The increase in third quarter EBIT was primarily due to increased earnings from our renewable energy and transmission businesses, while the decline in the first nine months reflected lower solar generation primarily from transformer related forced outages.

Real estate brokerage

Revenues in the third quarter and first nine months of 2016 increased 9.9% to $823 million and 10.4% to $2.16 billion, respectively, as compared to 2015. The increases were primarily attributable to increased closed brokerage transactions (primarily as a result of business acquisitions) and from modest increases in average home prices, as well as higher mortgage revenues. EBIT in the third quarter and first nine months of 2016 increased $9 million (11.3%) and $21 million (12.7%), respectively, compared to 2015, primarily reflecting the increases in mortgage revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. The declines in corporate interest in 2016 were primarily due to lower average borrowings from Berkshire insurance subsidiaries. BHE’s effective income tax rate for the first nine months was approximately 15.9% in 2016 and 19.8% in 2015. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service. In addition, pre-tax earnings of Northern Powergrid and AltaLink are taxed at lower statutory rates in the U.K. and Canada, respectively, compared to the statutory tax rate in the U.S.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings*		Revenues		Earnings*
	2016	2015	2016	2015	2016	2015	2016	2015
Manufacturing	$12,082	$9,181	$1,981	$1,259	$34,837	$27,568	$5,150	$3,857
Service and retailing	18,602	18,415	555	484	54,728	53,166	1,601	1,644

	$30,684	$27,596			$89,565	$80,734

Pre-tax earnings			2,536	1,743			6,751	5,501
Income taxes and noncontrolling interests			834	566			2,290	1,892

			$1,702	$1,177			$4,461	$3,609

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. In the third quarter, the after-tax acquisition accounting expenses excluded from earnings above were $281 million in 2016 and $190 million in 2015. For the first nine months such expenses were $486 million in 2016 and $372 million in 2015. These expenses are included in “other” earnings summarized on page 25.

Manufacturing

Our manufacturing group includes a variety of businesses that produce industrial, building and consumer products. Industrial products businesses include specialty chemicals (The Lubrizol Corporation), metal cutting tools/systems (IMC International Metalworking Companies), equipment and systems for the livestock and agricultural industries (CTB International), and a variety of industrial products for diverse markets (Marmon and Scott Fetzer). Beginning on January 29, 2016, our industrial products group includes Precision Castparts Corp. (“PCC”), a leading manufacturer of complex metal products for aerospace, power and general industrial markets.

Our building products businesses include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore), and residential and commercial construction and engineering products and systems (MiTek). Our consumer products businesses include leisure vehicles (Forest River), six apparel and footwear operations (led by Fruit of the Loom, which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel), custom picture framing products (Larson Juhl) and jewelry products (Richline). Beginning on February 29, 2016, our consumer products group includes the Duracell Company (“Duracell”), a leading manufacturer of high performance alkaline batteries. A summary of revenues and pre-tax earnings of our manufacturing operations follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Pre- tax earnings		Revenues		Pre- tax earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Industrial products	$6,400	$4,208	$1,347	$753	$18,599	$12,917	$3,534	$2,387
Building products	2,841	2,809	362	346	8,149	7,846	909	917
Consumer products	2,841	2,164	272	160	8,089	6,805	707	553

	$12,082	$9,181	$1,981	$1,259	$34,837	$27,568	$5,150	$3,857

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Aggregate revenues in 2016 were approximately $12.1 billion in the third quarter and $34.8 billion in the first nine months, representing increases of approximately $2.9 billion (31.6%) and $7.3 billion (26.4%), respectively, from the corresponding 2015 periods. Pre-tax earnings were approximately $2.0 billion in the third quarter and $5.2 billion in the first nine months of 2016, representing increases of $722 million (57.3%) and $1.3 billion (33.5%), respectively, compared to the same periods in 2015. Excluding PCC and Duracell, aggregate pre-tax earnings increased 2.9% in the third quarter and were relatively unchanged in the first nine months.

Industrial products

Revenues in the third quarter and first nine months of 2016 increased approximately $2.2 billion (52.1%) and $5.7 billion (44.0%), respectively, versus the same periods in 2015. These increases were due to the inclusion of PCC, partially offset by revenue declines of $210 million (5.0%) in the third quarter and $832 million (6.4%) in the first nine months across our other businesses. In 2016, sales volumes of our other businesses were lower compared to 2015, reflecting sluggish demand for most products, and particularly for products sold to businesses in the oil and gas and heavy equipment industries. In addition, lower costs of oil-based raw materials and metals and increased competitive pressures continued to lower average selling prices.

Pre-tax earnings in 2016 increased $594 million (78.9%) in the third quarter and $1,147 million (48.1%) in the first nine months as compared to 2015. The increases in pre-tax earnings reflected the inclusion of PCC, partially offset by comparative declines in earnings (7.1% for the third quarter and 6.3% for the first nine months) from our other businesses, primarily IMC International, Lubrizol and several of Marmon’s businesses. Generally, these businesses were negatively affected by a combination of weaker customer demand and price and mix changes and increased restructuring costs, partly offset by the impacts of cost containment initiatives and lower average material prices. We expect the prevailing market conditions to continue during the remainder of 2016 and we may take additional cost containment actions in response to further slowdowns in customer demand.

Building products

Revenues in the third quarter and first nine months of 2016 increased $32 million (1.1%) and $303 million (3.9%), respectively, compared to the same periods in 2015. In the third quarter, volume-driven revenue increases achieved by MiTek and Johns Manville were partially offset by revenue declines at Benjamin Moore and Shaw. In the first nine months, the revenue increase reflected increased unit sales across most of our product categories, and was partly offset by lower average sales prices and changes in product mix.

Pre-tax earnings in 2016 increased $16 million (4.6%) in the third quarter and decreased $8 million (0.9%) in the first nine months as compared to the corresponding periods in 2015. In the first nine months, the favorable impact from increased sales volume and lower manufacturing costs attributable to deflation in certain commodity unit costs was essentially offset by increased charges related to asset impairments, pension settlements and environmental claims.

Consumer products

Revenues in the third quarter and first nine months of 2016 were approximately $2.8 billion and $8.1 billion, respectively, increases of $677 million (31.3%) and approximately $1.3 billion (18.9%), respectively, compared to the corresponding 2015 periods. The increases reflected the inclusion of Duracell and increases in Forest River’s revenues of 19% in the third quarter and 12% in the first nine months, which were primarily attributable to increased unit sales. Apparel revenues in the third quarter increased $18 million (1.6%) and in the first nine months declined $56 million (1.8%) compared to 2015. The year-to-date decline reflected lower footwear sales and the impact of the disposition of a historically unprofitable operation within Fruit of the Loom in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Consumer products (Continued)

Pre-tax earnings in the third quarter and first nine months of 2016 increased $112 million (70.0%) and $154 million (27.8%), respectively, compared to the same periods in 2015. The increases in third quarter earnings reflected the impact of the Duracell acquisition as well as increased earnings from Forest River and certain of our apparel businesses. Duracell contributed pre-tax earnings of $39 million in the third quarter of 2016 and $5 million from its acquisition date, reflecting the impact of transition and integration costs. Forest River generated pre-tax earnings increases of 34% in the third quarter and 24% in the first nine months, primarily due to increased unit sales and higher gross margin rates. Earnings of our apparel businesses increased 62% in the third quarter and 29% in the first nine months. The comparative increases were primarily attributable to lower restructuring costs in 2016 and a loss on the disposition of the Fruit of the Loom unprofitable operation in 2015, partly offset by lower earnings in 2016 from our footwear businesses.

Service and retailing

Our service and retailing businesses are comprised of a large group of independently managed businesses engaged in a variety of activities. A summary of revenues and pre-tax earnings of these operations follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Service	$2,619	$2,469	$305	$287	$7,557	$7,579	$826	$919
Retailing	3,712	3,682	144	91	11,050	9,387	404	341
McLane Company	12,271	12,264	106	106	36,121	36,200	371	384

	$18,602	$18,415	$555	$484	$54,728	$53,166	$1,601	$1,644

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

Revenues in the third quarter of 2016 increased $150 million (6.1%) compared to 2015, while revenues for the first nine months of 2016 were relatively unchanged from 2015. NetJets’ comparative revenues increased 3.9% in the third quarter and decreased 6.3% for the first nine months. The increase in NetJets’ third quarter revenues reflected a 2% increase in operating revenues and increased gains from aircraft dispositions, while the decline in revenues for the first nine months was primarily due to lower aircraft sales. TTI’s revenue increases in 2016 were 9.1% in the third quarter and 5.5% for the first nine months and were primarily due to increased sales volume in Europe and through the Internet.

Pre-tax earnings increased $18 million (6.3%) in the third quarter and decreased $93 million (10.1%) in the first nine months of 2016 as compared to corresponding periods in 2015. Pre-tax earnings in the third quarter included increased earnings from NetJets and lower earnings from several of our other service businesses. The year-to-date decline in earnings was primarily due to lower earnings from NetJets, FlightSafety and our newspaper businesses. The decline in NetJets’ earnings for the first nine months was primarily due to increased depreciation expense and lower aircraft sales margins. TTI’s earnings were relatively flat in 2016 as changes in geographic sales mix and price competition produced lower gross margin rates, offsetting the aforementioned revenue increases.

Retailing

Our retailing businesses include four distinct home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. Our retailing businesses also include Berkshire Hathaway Automotive (“BHA”) which was acquired in the first quarter of 2015. BHA currently includes 83 auto dealerships. BHA sells new and pre-owned automobiles and offers repair and other related services and products, and includes two related insurance businesses, two auto auctions and a distributor of automotive fluid maintenance products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

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

Revenues of our retailing businesses in the third quarter and first nine months of 2016 increased approximately $30 million (0.8%) and $1.7 billion (17.7%), respectively, as compared to the same periods in 2015. The increase in year-to-date revenues reflected the impact of the BHA and Louis acquisitions, which accounted for approximately $1.5 billion of the comparative increase. Revenues of our home furnishings retailers in the third quarter and first nine months of 2016 increased $11 million (1.3%) and $180 million (8.5%), respectively, over 2015, primarily due to new stores opened in 2015 by Nebraska Furniture Mart and Jordan’s. Pre-tax earnings in 2016 from the retail group increased $53 million (58.2%) in the third quarter and $63 million (18.5%) in the first nine months. The increases were primarily attributable to BHA, Louis and our home furnishings businesses.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses are marked by high sales volumes and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by any of its significant customers could have an adverse impact on McLane’s periodic revenues and earnings.

Revenues for the third quarter and first nine months of 2016 were $12.3 billion and $36.1 billion, respectively, and were relatively unchanged as compared with the corresponding periods in 2015. Year-to-date revenues in 2016 reflected a comparative decline in grocery sales of 2%, attributable to lower unit volume, partly offset by price and mix changes. Year-to-date foodservice revenues increased 3%, primarily due to an overall increase in unit volume. Earnings in the third quarter and first nine months of 2016 were $106 million and $371 million, respectively, unchanged from the third quarter of 2015 and a decrease of $13 million (3%) compared to the first nine months of 2015. Pre-tax earnings in the first nine months of 2015 included a gain of $19 million from the disposition of a subsidiary. Excluding this gain, the operating margin (ratio of earnings to revenues) in the first nine months of 2016 was 1.03%, compared to 1.01% in 2015. The grocery and foodservice business has been and is expected to continue to be highly competitive.

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

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2016	2015	2016	2015	2016	2015	2016	2015
Manufactured housing and finance	$1,099	$926	$165	$189	$3,057	$2,637	$514	$515
Transportation equipment leasing	655	633	235	235	2,009	1,849	731	655
Other	208	166	117	62	611	592	333	310

	$1,962	$1,725	$517	$486	$5,677	$5,078	$1,578	$1,480

Income taxes and noncontrolling interests			180	183			534	518

			$337	$303			$1,044	$962

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Manufactured housing and finance

Clayton Homes’ revenues in the third quarter and first nine months of 2016 increased $173 million (19%) and $420 million (16%), respectively, compared to 2015. The increases reflected a 27% increase in year-to-date revenues from home sales, due primarily to a 22% increase in units sold and changes in mix. Pre-tax earnings for the third quarter decreased 13% and in the first nine months of 2016 were flat as compared to earnings in the corresponding 2015 periods. Clayton’s earnings in 2016 were negatively impacted by increased losses from insurance claims, increased impairment charges on servicing assets and lower gross sales margins, which partially offset the benefit from the significant increases in unit sales. As of September 30, 2016, approximately 94% of the installment loan portfolio was current in terms of payment status.

Transportation equipment leasing

Transportation equipment leasing revenues in the third quarter and first nine months of 2016 increased $22 million (3.5%) and $160 million (8.7%), respectively, compared to 2015. The increases derived primarily from the acquisition of GE’s railcar services fleet and railcar repair services business in the last half of 2015 and an increase in core fleet size, offset in part by lower utilization rates, lower crane lease demand in North America and reduced volumes in other products and services primarily related to oil and gas markets.

Pre-tax earnings in 2016 were unchanged in the third quarter and increased $76 million (11.6%) in the first nine months compared to 2015. The year-to-date increase was primarily attributable to revenue growth and lower depreciation rates for certain railcars, partially offset by higher railcar repair costs and interest expense on new borrowings from a Berkshire financing subsidiary.

Other

Other finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. In the first nine months of 2016, other earnings increased $23 million compared to 2015, reflecting increased earnings from investment securities and CORT, partly offset by lower earnings from Berkadia. Other earnings also includes income from interest rate spreads charged on borrowings by a Berkshire financing subsidiary that are used to finance loans and assets held for lease. Corresponding expenses are included in Clayton Homes’ and UTLX’s results. Interest rate spreads charged to these businesses were $55 million in the first nine months of 2016 and $47 million in 2015.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Investment gains/losses	$3,150	$8,266	$5,643	$8,725
Derivative gains/losses	458	(764)	(332)	380

Gains/losses before income taxes and noncontrolling interests	3,608	7,502	5,311	9,105
Income taxes and noncontrolling interests	1,261	2,625	718	3,185

Net gains/losses	$2,347	$4,877	$4,593	$5,920

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Investment gains/losses (Continued)

We believe the amount of investment gains/losses included in earnings in any given period typically has little analytical or predictive value. Our decisions to sell securities are not motivated by the impact that the resulting gains or losses will have on our reported earnings. Although we do not consider investment gains and losses as necessarily meaningful or useful in evaluating our periodic results, we are providing information to explain the nature of such gains and losses when reflected in our earnings.

Pre-tax investment gains in the third quarter and first nine months of 2016 were $3.2 billion and $5.6 billion, respectively. Investment gains in the third quarter of 2016 included $2.4 billion from the disposition of our Wrigley preferred stock investment and in the first nine months also included $610 million from the redemption of our Kraft Heinz Preferred Stock investment and $1.1 billion realized in connection with the exchange of shares of P&G common stock for 100% of the common stock of Duracell. Income tax expense allocated to investment gains included a benefit from the reduction of certain deferred income tax liabilities in connection with the exchange of P&G common stock for Duracell. See Notes 8 and 9 to the accompanying Consolidated Financial Statements. In 2015, pre-tax investment gains included non-cash holding gains related to our investment in Kraft Heinz of $6.8 billion in the third quarter, as well as net gains from dispositions of equity and fixed maturity securities of approximately $1.5 billion in the third quarter and $1.9 billion in the first nine months.

Investment gains/losses also included pre-tax other-than-temporary impairment (“OTTI”) charges of $63 million and $26 million in the first nine months of 2016 and 2015, respectively. Although we have periodically recorded OTTI charges in earnings in the past, we continue to hold certain of those securities. If the market values of those securities increase following the date OTTI charges were recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and ultimately sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of September 30, 2016, gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were approximately $1.4 billion, of which $941 million pertained to our investment in IBM common stock. We concluded that such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses

Derivative gains/losses primarily represented the changes in fair value of our equity index put option contract liabilities. Periodic changes in the fair values of liabilities reflected in earnings can be significant, reflecting the volatility of underlying equity markets and from changes in the inputs used to measure such liabilities.

In 2016, our equity index put option contracts produced pre-tax gains of $458 million in the third quarter and pre-tax losses of $421 million for the first nine months. In each period, these gains and losses were primarily due to changes in the index values and interest rates and the passage of time. In 2015, our equity index put option contracts produced pre-tax losses of $802 million in the third quarter and pre-tax gains of $371 million in the first nine months. In the third quarter of 2015, the losses were driven by lower index prices and increased expected volatility assumptions, which produced an increase in the fair value of our liabilities. The third quarter losses offset much of the gains realized in the first six months of 2015, which were primarily attributable to higher index prices, a stronger U.S. Dollar and increased interest rates. As of September 30, 2016, equity index put option intrinsic values were approximately $1.6 billion and our recorded liabilities at fair value were approximately $4.0 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates (beginning in 2018), and will be based on the intrinsic value as defined under the contracts.

In July 2016, our remaining credit default contract was terminated by mutual agreement with the counterparty and we paid $195 million upon termination. This contract produced pre-tax earnings of $89 million in the first nine months of 2016. We have no further exposure to losses under credit default contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other

A summary of after-tax other earnings which include corporate income (including income from our investments in Kraft Heinz), expenses and income taxes not allocated to operating businesses is summarized below. Amounts are in millions.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Kraft Heinz earnings	$146	$115	$552	$315
Acquisition accounting expenses	(317)	(199)	(550)	(400)
Corporate interest expense	(116)	(41)	(297)	(216)
Other	25	—	(15)	(6)

Net earnings attributable to Berkshire Hathaway shareholders	$(262)	$(125)	$(310)	$(307)

Our earnings in 2016 from our investments in Kraft Heinz included lower dividends on the Preferred Stock, which was redeemed in June 2016, and increased equity method earnings from our common stock investment. Our earnings, after allocated Berkshire corporate income taxes, were $146 million in the third quarter and $552 million in the first nine months of 2016. In 2015, these investments produced earnings of $115 million in the third quarter and $315 million for the first nine months.

After-tax corporate interest expense was $116 million in the third quarter and $297 million for the first nine months of 2016 and $41 million and $216 million, respectively, in the comparable 2015 periods. The increases in 2016 reflected the impact of increased average borrowings. The variations in comparative periodic after-tax corporate interest expense also reflected the impact of foreign exchange gains and losses with respect to Euro denominated debt issued by Berkshire in March 2015 (€3.0 billion par) and March 2016 (€2.75 billion par). Corporate interest included after-tax foreign currency exchange losses of $48 million in the third quarter and $107 million in the first nine months of 2016 and $4 million and $106 million, respectively, in the comparable 2015 periods. Relatively minor changes in the U.S. Dollar/Euro exchange rate can produce significant gains or losses given the current level of our Euro-denominated borrowings.

Also included in other earnings are charges related to the application of the acquisition method in connection with Berkshire’s business acquisitions. Such charges were primarily from the amortization of intangible assets recorded in connection with those business acquisitions. These charges (after-tax) were $317 million and $550 million in the third quarter and first nine months of 2016, respectively, compared to $199 million and $400 million, respectively, in the comparable periods in 2015.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2016 was $269.3 billion, an increase of $13.7 billion since December 31, 2015. Net earnings attributable to Berkshire shareholders in the first nine months of 2016 were $17.8 billion. At September 30, 2016, our insurance and other businesses held cash and cash equivalents of $68.3 billion, and investments (excluding our investment in Kraft Heinz) of $140.8 billion. In June 2016, we received $8.32 billion in connection with the redemption of our Kraft Heinz Preferred Stock investment.

In January 2016, we used cash of approximately $32.1 billion to fund the acquisition of PCC, which we funded through a combination of cash on hand and $10 billion borrowed under a new 364-day revolving credit agreement. In March 2016, we issued €2.75 billion and $5.5 billion of senior unsecured notes. The proceeds were used in the repayment of all outstanding borrowings under the aforementioned revolving credit agreement. In June, the revolving credit agreement was terminated. See Note 16 to the accompanying Consolidated Financial Statements. In August 2016, we issued $750 million of senior unsecured notes to replace $750 million of maturing notes. Over the next twelve months, $1.1 billion of parent company senior notes will mature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first nine months of 2016, aggregate capital expenditures of these businesses were approximately $6.4 billion, including $3.5 billion by BHE and $2.9 billion by BNSF. Forecasted capital expenditures of the two businesses for the remainder of 2016 approximate $2.5 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

BNSF’s outstanding debt was approximately $22.2 billion as of September 30, 2016, an increase of $429 million from December 31, 2015. Outstanding borrowings of BHE and its subsidiaries, excluding its borrowings from Berkshire insurance subsidiaries, were approximately $36.6 billion as of September 30, 2016, an increase of $643 million from December 31, 2015. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF or BHE or any of their subsidiaries.

Finance and financial products assets were approximately $41.9 billion as of September 30, 2016, an increase of approximately $2.9 billion since December 31, 2015. Finance assets at September 30, 2016 primarily consisted of loans and finance receivables and various types of property held for lease, as well as significant cash and cash equivalents, which included the proceeds of approximately $4.6 billion from the sale of our Wrigley preferred stock investment in September.

Finance and financial products liabilities were approximately $21.1 billion as of September 30, 2016, an increase of approximately $3.9 billion compared to December 31, 2015. The year-to-date increase was primarily attributable to new debt issued by Berkshire Hathaway Finance Corporation (“BHFC”), including $3.5 billion of senior notes issued in March. See Note 16 to the accompanying Consolidated Financial Statements. The proceeds were used to fund loans originated and acquired by Clayton Homes and to fund a portion of existing assets held for lease by our rail tank car leasing business, UTLX. Over the next twelve months, $2.8 billion of BHFC senior notes will mature.

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

During the first nine months of 2016, we issued new term debt and assumed debt through the PCC business acquisition. Future payments of principal and interest related to such borrowings are summarized as follows (in millions): 2016 - $225; 2017 - $424; 2018 - $3,905; 2019 - $3,362; and 2020 and after - $15,756. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2016 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our Consolidated Balance Sheet as of September 30, 2016 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of approximately $75.5 billion. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate claim liabilities will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude could have a material effect on our periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of September 30, 2016 includes goodwill of acquired businesses of approximately $79 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2015. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances that adversely affect the valuations of the reporting units. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2016, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalents below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first nine months of 2016.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

3(ii)	By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on May 4, 2016.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the nine-month periods ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: November 4, 2016	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer