Form 10-Q
period 2017-03-31
BERKSHIRE HATHAWAY INC
filed 2017-05-05
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 27, 2017:

Class A —	768,910
Class B —	1,313,501,653

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents and U.S. Treasury Bills:
Cash and cash equivalents	$ 18,362	$ 23,581
U.S. Treasury Bills	61,052	47,338

Total cash, cash equivalents and U.S. Treasury Bills	79,414	70,919
Investments:
Fixed maturity securities	22,902	23,432
Equity securities	133,393	120,471
Other	15,293	14,364
Investment in The Kraft Heinz Company (Fair Value: March 31, 2017 – $29,553; December 31, 2016 – $28,418)	15,431	15,345
Receivables	28,870	27,097
Inventories	16,115	15,727
Property, plant and equipment	19,645	19,325
Goodwill	54,333	53,994
Other intangible assets	33,472	33,481
Deferred charges reinsurance assumed	13,830	8,047
Other	7,417	7,126

	440,115	409,328

Railroad, Utilities and Energy:
Cash and cash equivalents	5,584	3,939
Property, plant and equipment	124,277	123,759
Goodwill	24,234	24,111
Regulatory assets	4,617	4,457
Other	13,557	13,550

	172,269	169,816

Finance and Financial Products:
Cash and cash equivalents and U.S. Treasury Bills:
Cash and cash equivalents	2,017	528
U.S. Treasury Bills	9,449	10,984

Total cash, cash equivalents and U.S. Treasury Bills	11,466	11,512
Investments in equity and fixed maturity securities	410	408
Other investments	3,119	2,892
Loans and finance receivables	13,365	13,300
Property, plant and equipment and assets held for lease	9,723	9,689
Goodwill	1,384	1,381
Other	2,600	2,528

	42,067	41,710

	$ 654,451	$ 620,854

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$ 93,898	$ 76,918
Unearned premiums	16,106	14,245
Life, annuity and health insurance benefits	16,375	15,977
Other policyholder liabilities	7,056	6,714
Accounts payable, accruals and other liabilities	20,627	22,164
Notes payable and other borrowings	27,416	27,175

	181,478	163,193

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,031	11,434
Regulatory liabilities	3,095	3,121
Notes payable and other borrowings	60,925	59,085

	75,051	73,640

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,465	1,444
Derivative contract liabilities	2,430	2,890
Notes payable and other borrowings	15,615	15,384

	19,510	19,718

Income taxes, principally deferred	82,132	77,944

Total liabilities	358,171	334,495

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,699	35,681
Accumulated other comprehensive income	43,070	37,298
Retained earnings	215,837	211,777
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	292,851	283,001
Noncontrolling interests	3,429	3,358

Total shareholders’ equity	296,280	286,359

	$ 654,451	$ 620,854

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2017	2016
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$21,753	$11,124
Sales and service revenues	30,229	28,279
Interest, dividend and other investment income	1,162	1,151
Investment gains/losses	312	1,846

	53,456	42,400

Railroad, Utilities and Energy:
Revenues	9,404	8,845

Finance and Financial Products:
Sales and service revenues	1,514	1,392
Interest, dividend and other investment income	350	332
Investment gains/losses	3	4
Derivative gains/losses	460	(810)

	2,327	918

Total revenues	65,187	52,163

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	18,566	7,532
Life, annuity and health insurance benefits	1,227	1,167
Insurance underwriting expenses	2,339	2,077
Cost of sales and services	24,360	22,796
Selling, general and administrative expenses	4,116	3,722
Interest expense	270	387

	50,878	37,681

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,754	6,319
Interest expense	693	685

	7,447	7,004

Finance and Financial Products:
Cost of sales and services	867	768
Selling, general and administrative expenses	442	393
Interest expense	104	101

	1,413	1,262

Total costs and expenses	59,738	45,947

Earnings before income taxes and equity in earnings of Kraft Heinz Company	5,449	6,216
Equity in earnings of Kraft Heinz Company	239	240

Earnings before income taxes	5,688	6,456
Income tax expense	1,549	799

Net earnings	4,139	5,657
Less: Earnings attributable to noncontrolling interests	79	68

Net earnings attributable to Berkshire Hathaway shareholders	$4,060	$5,589

Net earnings per equivalent Class A share outstanding *	$2,469	$3,401
Average equivalent Class A Shares outstanding *	1,644,425	1,643,487

*

Equivalent Class B shares outstanding are 1,500 times the equivalent Class A amount. Net earnings per equivalent Class B share outstanding are one-fifteen-hundredth (1/1,500) of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2017	2016
	(Unaudited)
Net earnings	$4,139	$5,657

Other comprehensive income:
Net change in unrealized appreciation of investments	8,377	(2,691)
Applicable income taxes	(2,872)	899
Reclassification of investment appreciation in net earnings	(305)	(1,807)
Applicable income taxes	107	632
Foreign currency translation	558	493
Applicable income taxes	(69)	(30)
Prior service cost and actuarial gains/losses of defined benefit pension plans	(10)	4
Applicable income taxes	7	—
Other, net	3	(22)

Other comprehensive income, net	5,796	(2,522)

Comprehensive income	9,935	3,135
Comprehensive income attributable to noncontrolling interests	103	74

Comprehensive income attributable to Berkshire Hathaway shareholders	$9,832	$3,061

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2015	$ 35,628	$ 33,982	$187,703	$ (1,763)	$ 3,077	$ 258,627
Net earnings	—	—	5,589	—	68	5,657
Other comprehensive income, net	—	(2,528)	—	—	6	(2,522)
Issuance of common stock	34	—	—	—	—	34
Transactions with noncontrolling interests	16	—	—	—	25	41

Balance at March 31, 2016	$ 35,678	$ 31,454	$193,292	$ (1,763)	$ 3,176	$ 261,837

Balance at December 31, 2016	$ 35,689	$ 37,298	$211,777	$ (1,763)	$ 3,358	$286,359
Net earnings	—	—	4,060	—	79	4,139
Other comprehensive income, net	—	5,772	—	—	24	5,796
Issuance of common stock	34	—	—	—	—	34
Transactions with noncontrolling interests	(16)	—	—	—	(32)	(48)

Balance at March 31, 2017	$ 35,707	$ 43,070	$215,837	$ (1,763)	$ 3,429	$ 296,280

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings	$4,139	$5,657
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(315)	(1,850)
Depreciation and amortization	2,243	2,125
Other	120	228
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	16,900	1,454
Deferred charges reinsurance assumed	(5,783)	(111)
Unearned premiums	1,829	1,476
Receivables and originated loans	(1,197)	(1,987)
Derivative contract assets and liabilities	(460)	810
Income taxes	1,451	497
Other	(622)	(845)

Net cash flows from operating activities	18,305	7,454

Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(45,342)	(14,359)
Purchases of equity securities	(10,590)	(3,059)
Sales of U.S. Treasury Bills and fixed maturity securities	10,048	1,124
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	23,990	3,689
Sales and redemptions of equity securities	3,452	2,258
Purchases of loans and finance receivables	(52)	(175)
Collections of loans and finance receivables	97	80
Acquisitions of businesses, net of cash acquired	(1,599)	(30,185)
Purchases of property, plant and equipment	(2,355)	(2,843)
Other	(115)	(390)

Net cash flows from investing activities	(22,466)	(43,860)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,203	8,539
Proceeds from borrowings of railroad, utilities and energy businesses	2,094	—
Proceeds from borrowings of finance businesses	1,298	3,493
Repayments of borrowings of insurance and other businesses	(1,130)	(381)
Repayments of borrowings of railroad, utilities and energy businesses	(446)	(522)
Repayments of borrowings of finance businesses	(1,068)	(88)
Changes in short term borrowings, net	87	547
Other	(23)	25

Net cash flows from financing activities	2,015	11,613

Effects of foreign currency exchange rate changes	61	7

Increase (decrease) in cash and cash equivalents	(2,085)	(24,786)
Cash and cash equivalents at beginning of year	28,048	67,161

Cash and cash equivalents at end of first quarter *	$25,963	$42,375

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$23,581	$56,612
Railroad, Utilities and Energy	3,939	3,437
Finance and Financial Products	528	7,112

	$28,048	$67,161

End of first quarter—
Insurance and Other	$18,362	$37,620
Railroad, Utilities and Energy	5,584	2,692
Finance and Financial Products	2,017	2,063

	$25,963	$42,375

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. At December 31, 2016, we began presenting U.S. Treasury Bills with maturity dates greater than three months from their purchase dates separately in our Consolidated Balance Sheets. Accordingly, we revised the first quarter of 2016 Consolidated Statement of Cash Flows to reflect this change.

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired. In addition, changes in the fair values of liabilities associated with derivative contracts can cause significant variations in periodic net earnings.

Note 2. New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. ASU 2014-09 prescribes a framework in accounting for revenues from contracts within its scope, including (a) identifying the contract, (b) identifying the performance obligations under the contract, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional financial statement presentations and disclosures. We currently expect to adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. While we anticipate some changes to revenue recognition for certain customer contracts, we do not currently believe the adoption of ASU 2014-09 will have a material effect on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 generally requires that equity securities (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income. Under existing GAAP, changes in fair value of available-for-sale equity investments are recorded in other comprehensive income. Given the current magnitude of our equity securities, the adoption of ASU 2016-01 will likely have a significant impact on the periodic net earnings reported in our Consolidated Statement of Earnings, although it will not significantly affect our comprehensive income or total shareholders’ equity. ASU 2016-01 is effective for reporting periods beginning after December 15, 2017, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption. Thus, the adoption will result in a reclassification of the related accumulated unrealized appreciation currently included in accumulated other comprehensive income to retained earnings.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses,” which provides for the recognition and measurement at the reporting date of all expected credit losses for financial assets held at amortized cost and available-for-sale debt securities. Currently, credit losses are recognized and measured when such losses become probable based on the prevailing facts and circumstances. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 2. New accounting pronouncements (Continued)

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to determine the implied goodwill in measuring an impairment loss. Upon adoption, a goodwill impairment will be measured as the excess of the reporting unit’s carrying value over fair value, limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

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

Pro forma consolidated revenues and net earnings data for 2016 was not materially different from the amounts reflected in the accompanying Consolidated Financial Statements. Goodwill from these acquisitions is not amortizable for income tax purposes. The fair values of identified assets acquired and liabilities assumed and residual goodwill of PCC and Duracell at their respective acquisition dates are summarized as follows (in millions).

	PCC	Duracell
Cash and cash equivalents	$250	$1,807
Inventories	3,430	319
Property, plant and equipment	2,765	359
Goodwill	16,011	866
Other intangible assets	23,527	1,550
Other assets	1,916	242

Assets acquired	$47,899	$5,143

Accounts payable, accruals and other liabilities	$2,442	$410
Notes payable and other borrowings	5,251	—
Income taxes, principally deferred	7,548	494

Liabilities assumed	$15,241	$904

Net assets	$32,658	$4,239

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2017 and December 31, 2016 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
U.S. Treasury, U.S. government corporations and agencies	$4,636	$14	$(9)	$4,641
States, municipalities and political subdivisions	1,051	55	(1)	1,105
Foreign governments	8,480	224	(35)	8,669
Corporate bonds	6,787	687	(7)	7,467
Mortgage-backed securities	937	121	(7)	1,051

	$21,891	$1,101	$(59)	$22,933

December 31, 2016
U.S. Treasury, U.S. government corporations and agencies	$4,519	$16	$(8)	$4,527
States, municipalities and political subdivisions	1,159	58	(1)	1,216
Foreign governments	8,860	207	(66)	9,001
Corporate bonds	6,899	714	(9)	7,604
Mortgage-backed securities	997	126	(6)	1,117

	$22,434	$1,121	$(90)	$23,465

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2017	December 31, 2016
Insurance and other	$22,902	$23,432
Finance and financial products	31	33

	$22,933	$23,465

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2017, approximately 92% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 81% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia or Canada.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2017 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$8,117	$ 9,898	$ 756	$2,183	$ 937	$21,891
Fair value	8,191	10,204	815	2,672	1,051	22,933

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2017 and December 31, 2016 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017 *
Banks, insurance and finance	$20,431	$31,725	$—	$52,156
Consumer products	19,320	21,020	—	40,340
Commercial, industrial and other	32,707	9,973	(156)	42,524

	$72,458	$62,718	$(156)	$135,020

*

Approximately 65% of the aggregate fair value was concentrated in the equity securities of five companies: American Express Company - $12.0 billion, Apple Inc. - $19.2 billion, The Coca-Cola Company - $17.0 billion, International Business Machines Corporation (“IBM”) - $11.2 billion and Wells Fargo & Company - $27.8 billion.

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016*
Banks, insurance and finance	$19,852	$30,572	$—	$50,424
Consumer products	10,657	16,760	(9)	27,408
Commercial, industrial and other	35,868	9,033	(701)	44,200

	$66,377	$56,365	$(710)	$122,032

*

Approximately 62% of the aggregate fair value was concentrated in the equity securities of five companies: American Express Company - $11.2 billion, Apple Inc. - $7.1 billion, The Coca-Cola Company - $16.6 billion, IBM - $13.5 billion and Wells Fargo & Company - $27.6 billion.

As of March 31, 2017 and December 31, 2016, we concluded that the unrealized losses shown in the tables above were temporary. As of March 31, 2017 and December 31, 2016, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $39 million and $551 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2017	December 31, 2016
Insurance and other	$133,393	$120,471
Railroad, utilities and energy *	1,248	1,186
Finance and financial products	379	375

	$135,020	$122,032

*	Included in other assets.

Note 6. Other investments

Other investments include preferred stock of Bank of America Corporation (“BAC”), warrants to purchase common stock of BAC and preferred stock of Restaurant Brands International, Inc. (“RBI”). Other investments are classified as available-for-sale and carried at fair value and are shown in our Consolidated Balance Sheets as follows (in millions).

	Cost		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Insurance and other	$6,720	$6,720	$15,293	$14,364
Finance and financial products	1,000	1,000	3,119	2,892

	$7,720	$7,720	$18,412	$17,256

Notes to Consolidated Financial Statements (Continued)

Note 6. Other investments (Continued)

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

We currently own Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI (“RBI Preferred”) having a stated value of $3 billion. RBI, domiciled in Canada, franchises and operates quick service restaurants. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount, if necessary, to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S.-based company. The RBI Preferred is redeemable at the option of RBI beginning on December 12, 2017. If not redeemed prior to December 12, 2024, we can cause RBI to redeem the RBI Preferred. In either case, the redemption price will be 109.9% of the stated value of such shares.

Note 7. Investments in The Kraft Heinz Company

In June 2013, Berkshire invested $12.25 billion in a newly-formed company, H.J. Heinz Holding Corporation (“Heinz Holding”), consisting of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock at $0.01 per share and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. An affiliate of the global investment firm 3G Capital (such affiliate, “3G”) also acquired 425 million shares of Heinz Holding common stock for $4.25 billion. At that time, Berkshire and 3G each owned a 50% share of Heinz Holding common stock. Heinz Holding then acquired H.J. Heinz Company.

In March 2015, Heinz Holding entered into an agreement to acquire all of the outstanding common stock of Kraft Foods Group, Inc. (“Kraft”). In June 2015, Berkshire exercised the aforementioned common stock warrants. On July 1, 2015, Berkshire and 3G also acquired new shares of Heinz Holding common stock for $5.26 billion and $4.74 billion, respectively. After these transactions, Berkshire owned approximately 52.5% of the outstanding shares of Heinz Holding. On July 2, 2015, Heinz Holding completed its acquisition of Kraft, at which time Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”). In connection with its acquisition of Kraft, Kraft Heinz issued one new share of Kraft Heinz common stock for each share of Kraft common stock, which reduced Berkshire’s and 3G’s ownership of outstanding shares of Kraft Heinz common stock to 26.8% and 24.2%, respectively.

Berkshire currently owns 26.7% of the outstanding shares of Kraft Heinz common stock. We account for our investment in Kraft Heinz common stock pursuant to the equity method. The carrying value of this investment was approximately $15.4 billion at March 31, 2017 and $15.3 billion at December 31, 2016. Our earnings determined under the equity method for the first quarter were $239 million in 2017 and $240 million in 2016. We received dividends on the common stock of $195 million in the first quarter of 2017 and $187 million in the first quarter of 2016, which were recorded as reductions of our investment. On June 7, 2016, Kraft Heinz redeemed our Preferred Stock investment for cash of $8.32 billion.

Kraft Heinz is one of the world’s largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products. Summarized consolidated financial information of Kraft Heinz follows (in millions).

	April 1, 2017	December 31, 2016
Assets	$120,802	$120,480
Liabilities	62,858	62,906

	First Quarter
	2017	2016
Sales	$ 6,364	$ 6,570

Net earnings attributable to Kraft Heinz common shareholders	$ 893	$ 896

Notes to Consolidated Financial Statements (Continued)

Note 8. Income taxes

Our consolidated effective income tax rates for the first quarter of 2017 and 2016 were 27.2% and 12.4%, respectively. Our effective income tax rate normally reflects benefits from the recurring impact of: (a) dividends received deductions applicable to certain investments in equity securities, (b) income production tax credits related to wind-powered electricity generation placed in service in the U.S. and (c) lower income tax rates applicable to earnings of certain foreign subsidiaries.

On February 29, 2016, we exchanged our long-held investment in P&G common stock for the common stock of Duracell. This exchange produced a pre-tax gain of $1.1 billion for financial reporting purposes. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes were payable on the excess of the fair value of the business received over the tax basis of the P&G shares exchanged and we recorded a one-time reduction of certain deferred income tax liabilities (approximately $750 million) that were recorded in 2005 in connection with our exchange of The Gillette Company common stock for P&G common stock upon the merger of those two companies. The P&G/Duracell exchange produced a 17.7 percentage point reduction in our consolidated effective income tax rate for the first quarter of 2016.

Note 9. Investment gains/losses

Investment gains/losses included in earnings are summarized below (in millions).

	First Quarter
	2017	2016
Fixed maturity securities—
Gross gains from sales and other disposals	$ 11	$19
Gross losses from sales and other disposals	(6)	(3)
Equity securities—
Gross gains from sales and redemptions	425	1,807
Gross losses from sales and redemptions	(125)	(10)
Other	10	37

	$ 315	$ 1,850

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. Investment gains and losses are recognized when we sell or otherwise dispose such securities. Gains from sales and redemptions of equity securities in the first quarter of 2016 included approximately $1.1 billion from the exchange of our P&G common stock in the acquisition of Duracell.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2017	December 31, 2016
Raw materials	$2,857	$ 2,789
Work in process and other	2,676	2,506
Finished manufactured goods	4,195	4,033
Goods acquired for resale	6,387	6,399

	$16,115	$ 15,727

Note 11. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2017	December 31, 2016
Insurance premiums receivable	$11,022	$10,462
Reinsurance recoverable on unpaid losses	3,221	3,338
Trade and other receivables	14,944	13,630
Allowances for uncollectible accounts	(317)	(333)

	$28,870	$27,097

Notes to Consolidated Financial Statements (Continued)

Note 11. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	March 31, 2017	December 31, 2016
Loans and finance receivables before allowances and discounts	$13,776	$13,728
Allowances for uncollectible loans	(177)	(182)
Unamortized acquisition discounts	(234)	(246)

	$13,365	$13,300

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses in the first quarter of 2017 and 2016 were $38 million and $37 million, respectively. Loan charge-offs, net of recoveries, in the first quarter were $43 million in 2017 and $38 million in 2016. At March 31, 2017, approximately 98% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2017, approximately 98% of the loan balances were determined to be performing and approximately 95% of the loan balances were current as to payment status.

Note 12. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	March 31, 2017	December 31, 2016
Land	—	$2,133	$2,108
Buildings and improvements	5 – 40 years	8,461	8,360
Machinery and equipment	3 – 25 years	20,983	20,463
Furniture, fixtures and other	2 – 15 years	4,214	4,080

		35,791	35,011
Accumulated depreciation		(16,146)	(15,686)

		$19,645	$19,325

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	March 31, 2017	December 31, 2016
Railroad:
Land	—	$6,073	$6,063
Track structure and other roadway	7 – 100 years	49,917	48,277
Locomotives, freight cars and other equipment	6 – 41 years	12,172	12,075
Construction in progress	—	810	965

		68,972	67,380
Accumulated depreciation		(7,583)	(6,130)

		61,389	61,250

Utilities and energy:
Utility generation, transmission and distribution systems	5 – 80 years	71,308	71,536
Interstate natural gas pipeline assets	3 – 80 years	6,944	6,942
Independent power plants and other assets	3 – 30 years	6,937	6,596
Construction in progress	—	2,350	2,098

		87,539	87,172
Accumulated depreciation		(24,651)	(24,663)

		62,888	62,509

		$124,277	$123,759

Notes to Consolidated Financial Statements (Continued)

Note 12. Property, plant and equipment (Continued)

The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	March 31, 2017	December 31, 2016
Assets held for lease	5 – 35 years	$11,993	$11,902
Land	—	224	224
Buildings, machinery and other	3 – 50 years	1,335	1,302

		13,552	13,428
Accumulated depreciation		(3,829)	(3,739)

		$9,723	$9,689

A summary of depreciation expense for the first quarters of 2017 and 2016 follows (in millions).

	First Quarter
	2017	2016
Insurance and other	$542	$493
Railroad, utilities and energy	1,175	1,141
Finance and financial products	159	152

	$1,876	$1,786

Note 13. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31, 2017	December 31, 2016
Balance at beginning of year	$79,486	$62,708
Acquisitions of businesses	540	17,650
Other, including foreign currency translation	(75)	(872)

Balance at end of period	$79,951	$79,486

Other intangible assets are summarized as follows (in millions).

	March 31, 2017		December 31, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,334	$6,862	$39,976	$6,495
Railroad, utilities and energy	901	298	898	293

	$41,235	$7,160	$40,874	$6,788

Trademarks and trade names	$ 5,264	$ 634	$ 5,175	$ 616
Patents and technology	4,393	2,424	4,341	2,328
Customer relationships	28,449	3,099	28,243	2,879
Other	3,129	1,003	3,115	965

	$41,235	$7,160	$40,874	$6,788

Amortization expense in the first quarter was $367 million in 2017 and $339 million in 2016. Intangible assets with indefinite lives were approximately $18.7 billion as of March 31, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements (Continued)

Note 14. Derivative contracts

We are party to derivative contracts primarily through our finance and financial products and our utilities and energy businesses. Currently, the derivative contracts of our finance and financial products include equity index put option contracts written between 2004 and 2008. The liabilities and related notional values of such contracts follows (in millions).

	March 31, 2017		December 31, 2016
	Liabilities	Notional Value	Liabilities	Notional Value
Equity index put options	$2,430	$26,868(1)	$2,890	$26,497(1)

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

We record derivative contract liabilities at fair value and include the changes in the fair values of such contracts in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains/losses included in our Consolidated Statements of Earnings follows (in millions).

	First Quarter
	2017	2016
Equity index put options	$460	$(796)
Other	—	(14)

	$460	$(810)

The equity index put option contracts are European style options written on four major equity indexes and expire between June 2018 and January 2026. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received the premiums on these contracts at the inception dates and therefore we have no counterparty credit risk.

The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $700 million at March 31, 2017 and $1.0 billion at December 31, 2016. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 3.7 years at March 31, 2017.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2017, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets and were $128 million as of March 31, 2017 and $142 million as of December 31, 2016. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $156 million as of March 31, 2017 and $145 million as of December 31, 2016. Net derivative contract assets or liabilities of our regulated utilities that are probable of recovery through rates, are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Notes to Consolidated Financial Statements (Continued)

Note 15. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Quarter
	2017	2016
Cash paid during the period for:
Income taxes	$ 26	$ 231
Interest:
Insurance and other businesses	306	181
Railroad, utilities and energy businesses	737	731
Finance and financial products businesses	78	63
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	142	16,842
Equity securities exchanged in connection with business acquisition	—	4,239

Note 16. Unpaid losses and loss adjustment expenses

The liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under our short duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Reconciliations of the changes in claim liabilities for the three months ending March 31, 2017 and 2016 follows (in millions).

	2017	2016
Unpaid losses and loss adjustment expenses—beginning of year:
Gross liabilities	$ 76,918	$ 73,144
Reinsurance recoverable and deferred charges	(11,385)	(10,994)

Net balance	65,533	62,150

Incurred losses and loss adjustment expenses recorded during the period:
Current accident year events	8,165	7,192
Prior accident years’ events	118	(372)
Retroactive reinsurance and discount accretion	10,283	712

Total incurred losses and loss adjustment expenses	18,566	7,532

Paid losses and loss adjustment expenses during the period with respect to:
Current accident year events	(2,678)	(2,421)
Prior accident years’ events	(4,222)	(3,828)
Retroactive reinsurance	(429)	(158)

Total payments	(7,329)	(6,407)

Foreign currency translation adjustment	77	(21)
Unpaid losses and loss adjustment expenses—March 31:
Net balance	76,847	63,254
Reinsurance recoverable and deferred charges	17,051	11,308

Gross liabilities	$ 93,898	$ 74,562

Incurred losses and loss adjustment expenses in the preceding table reflect the losses and loss adjustment expenses recorded in earnings in each period related to insured events occurring in the current year and in prior years. We present incurred and paid losses under retroactive reinsurance contracts and discount accretion separately. Such amounts relate to prior years’ underlying loss events.

Notes to Consolidated Financial Statements (Continued)

Note 16. Unpaid losses and loss adjustment expenses (Continued)

Incurred losses and loss adjustment expenses in the first quarter of 2017 reflected increases of $118 million for prior accident years’ events compared to decreases of $372 million in the first quarter of 2016. In 2017, incurred losses for prior years’ events included increases related to our reinsurance businesses, partly offset by reductions attributable to our primary insurance operations. Incurred losses for prior years’ events in 2017 of our reinsurance operations included increases in the estimated liabilities for certain personal injury claims in the United Kingdom due to a regulatory decision that increases calculated lump sum settlement amounts. In addition, we increased liability estimates for claims under certain reinsurance contracts due to reported hurricane and earthquake losses from events in 2016, as well as for estimates of IBNR losses. Incurred losses and loss adjustment expenses in 2016 for prior accident years’ events derived primarily from our direct insurance businesses, and to a lesser extent, from our reinsurance businesses.

In January 2017, Berkshire’s subsidiary, National Indemnity Company (“NICO”), entered into a retroactive reinsurance agreement with various subsidiaries of American International Group, Inc. (collectively, “AIG”). Under the agreement, NICO agreed to indemnify AIG for 80% of up to $25 billion, excess of $25 billion retained by AIG, of losses and allocated loss adjustment expenses with respect to certain commercial insurance loss events occurring in years prior to 2016, for cash consideration of $10.2 billion. The transaction became effective on February 2, 2017. Berkshire agreed to guarantee the timely payment of all amounts due to AIG under the agreement.

We account for the AIG agreement as retroactive reinsurance of short-duration insurance contracts. As of the effective date, we recorded premiums earned and losses and loss adjustment expenses incurred of $10.2 billion from this contract. We also recorded unpaid losses and loss adjustment expenses of $16.4 billion, representing the estimated ultimate liabilities assumed and a deferred charge reinsurance assumed asset of $6.2 billion, representing the excess of those liabilities over the premiums earned. The deferred charge asset will be amortized over the estimated claims settlement period using the interest method based on the estimated timing and amount of future loss payments. Amortization charges are included in losses and loss adjustment expenses in the Consolidated Statements of Earnings.

Note 17. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2017.

	Weighted Average Interest Rate	March 31, 2017	December 31, 2016

Insurance and other:
Issued by Berkshire due 2017-2047	2.1%	$17,845	$17,703
Short-term subsidiary borrowings	2.7%	2,135	2,094
Other subsidiary borrowings due 2017-2045	4.0%	7,436	7,378

		$27,416	$27,175

In January 2017, Berkshire issued €1.1 billion in senior unsecured notes. The notes consisted of €550 million of 0.25% notes due in 2021 and €550 million of 0.625% notes due in 2023. In January 2017, senior notes of $1.1 billion matured.

Notes to Consolidated Financial Statements (Continued)

Note 17. Notes payable and other borrowings (Continued)

	Weighted Average Interest Rate	March 31, 2017	December 31, 2016
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,819	$7,818
Subsidiary and other debt due 2017-2064	4.7%	29,865	29,223
Issued by BNSF due 2017-2097	4.8%	23,241	22,044

		$60,925	$59,085

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. During the first three months of 2017, BHE subsidiaries issued approximately $850 million of debt with maturity dates ranging from 2027 to 2047 and a weighted average interest rate of 3.6%.

BNSF’s borrowings are primarily senior unsecured debentures. In March 2017, BNSF issued $1.25 billion of senior unsecured debentures consisting of $500 million of 3.25% debentures due in 2027 and $750 million of 4.125% debentures due in 2047. As of March 31, 2017, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	March 31, 2017	December 31, 2016
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2017-2043	2.6%	$14,672	$14,423
Issued by other subsidiaries due 2017-2036	4.9%	943	961

		$15,615	$15,384

In January 2017, BHFC issued $1.3 billion of senior notes consisting of $950 million of floating rate notes due in 2019 and $350 million of floating rate notes due in 2020. In January 2017, senior notes of $1.05 billion matured. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of March 31, 2017, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $7.4 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $3.9 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, at March 31, 2017, Berkshire guaranteed approximately $3.3 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2017 and December 31, 2016 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$ 4,641	$ 4,641	$ 3,187	$ 1,454	$ —
States, municipalities and political subdivisions	1,105	1,105	—	1,105	—
Foreign governments	8,669	8,669	6,835	1,834	—
Corporate bonds	7,467	7,467	—	7,405	62
Mortgage-backed securities	1,051	1,051	—	1,051	—
Investments in equity securities	135,020	135,020	135,012	8	—
Investment in Kraft Heinz common stock	15,431	29,553	29,553	—	—
Other investments	18,412	18,412	—	—	18,412
Loans and finance receivables	13,365	13,639	—	14	13,625
Derivative contract assets (1)	128	128	1	20	107
Derivative contract liabilities:
Railroad, utilities and energy (1)	156	156	3	127	26
Equity index put options	2,430	2,430	—	—	2,430
Notes payable and other borrowings:
Insurance and other	27,416	28,022	—	28,022	—
Railroad, utilities and energy	60,925	67,655	—	67,655	—
Finance and financial products	15,615	16,064	—	15,725	339

December 31, 2016
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$ 4,527	$ 4,527	$ 3,099	$1,428	$ —
States, municipalities and political subdivisions	1,216	1,216	—	1,216	—
Foreign governments	9,001	9,001	7,237	1,764	—
Corporate bonds	7,604	7,604	—	7,540	64
Mortgage-backed securities	1,117	1,117	—	1,117	—
Investments in equity securities	122,032	122,032	122,031	—	1
Investment in Kraft Heinz common stock	15,345	28,418	28,418	—	—
Other investments	17,256	17,256	—	—	17,256
Loans and finance receivables	13,300	13,717	—	13	13,704
Derivative contract assets (1)	142	142	5	43	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	145	145	3	114	28
Equity index put options	2,890	2,890	—	—	2,890
Notes payable and other borrowings:
Insurance and other	27,175	27,712	—	27,712	—
Railroad, utilities and energy	59,085	65,774	—	65,774	—
Finance and financial products	15,384	15,825	—	15,469	356

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements (Continued)

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ending March 31, 2017 and 2016 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Three months ending March 31, 2017
Balance at December 31, 2016	$64	$17,257	$(2,824)
Gains (losses) included in:
Earnings	—	—	499
Other comprehensive income	1	1,156	(2)
Regulatory assets and liabilities	—	—	1
Acquisitions, dispositions and settlements	(3)	—	(23)
Transfers into/out of Level 3	—	(1)	—

Balance at March 31, 2017	$62	$18,412	$(2,349)

Three months ending March 31, 2016
Balance at December 31, 2015	$100	$21,403	$(3,785)
Gains (losses) included in:
Earnings	—	—	(766)
Other comprehensive income	2	(1,920)	(6)
Regulatory assets and liabilities	—	—	(6)
Acquisitions, dispositions and settlements	4	—	(14)
Transfers into/out of Level 3	(1)	—	—

Balance at March 31, 2016	$105	$19,483	$(4,577)

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

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements (Continued)

Quantitative information as of March 31, 2017, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:

Preferred stocks	$ 7,730	Discounted cash flow	Expected duration	7 years

			Discount for transferability restrictions and subordination	145 basis points

Common stock warrants	10,682	Warrant pricing model	Discount for transferability and hedging restrictions	4%
Net derivative liabilities:

Equity index put options	2,430	Option pricing model	Volatility	19%

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

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2017 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2016	788,058	(11,680)	776,378	1,303,323,927	(1,409,762)	1,301,914,165
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(7,258)	—	(7,258)	11,244,753	—	11,244,753

Balance at March 31, 2017	780,800	(11,680)	769,120	1,314,568,680	(1,409,762)	1,313,158,918

Notes to Consolidated Financial Statements (Continued)

Note 19. Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,644,559 shares outstanding as of March 31, 2017 and 1,644,321 shares outstanding as of December 31, 2016. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

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

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the three months ending March 31, 2017 and 2016 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2017
Balance at December 31, 2016	$43,176	$(5,268)	$ (593)	$(17)	$37,298
Other comprehensive income, net before reclassifications	5,497	475	(22)	(6)	5,944
Reclassifications from accumulated other comprehensive income	(198)	—	18	8	(172)

Balance at March 31, 2017	$48,475	$(4,793)	$ (597)	$(15)	$43,070

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$ (305)	$ —	$ —	$—	$ (305)
Other	—	—	24	14	38

Reclassifications before income taxes	(305)	—	24	14	(267)
Applicable income taxes	(107)	—	6	6	(95)

	$ (198)	$ —	$ 18	$ 8	$ (172)

Notes to Consolidated Financial Statements (Continued)

Note 20. Accumulated other comprehensive income (Continued)

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2016
Balance at December 31, 2015	$38,598	$(3,856)	$(762)	$ 2	$33,982
Other comprehensive income, net before reclassifications	(1,791)	456	(14)	(32)	(1,381)
Reclassifications from accumulated other comprehensive income	(1,175)	—	16	12	(1,147)

Balance at March 31, 2016	$35,632	$(3,400)	$(760)	$ (18)	$31,454

Reclassifications from other comprehensive income into net earnings:
Investment gains/losses	$(1,807)	$ —	$ —	$ —	$(1,807)
Other	—	—	21	21	42

Reclassifications before income taxes	(1,807)	—	21	21	(1,765)
Applicable income taxes	(632)	—	5	9	(618)

	$(1,175)	$ —	$ 16	$ 12	$(1,147)

Note 21. Contingencies and Commitments

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

In the third quarter of 2016, NICO entered into a definitive agreement to acquire Medical Liability Mutual Insurance Company (“MLMIC”), a writer of medical professional liability insurance domiciled in New York. MLMIC’s assets and policyholders’ surplus determined under statutory accounting principles as of December 31, 2016 were approximately $5.5 billion and $2.1 billion, respectively. The acquisition price will be an amount equal to the sum of: (i) the tangible book value of MLMIC at the closing date (determined under U.S. GAAP); plus (ii) $100 million. The acquisition will involve the conversion of MLMIC from a mutual company to a stock company. The closing of the transaction is subject to various regulatory approvals, customary closing conditions and the approval of the MLMIC policyholders eligible to vote on the proposed demutualization and sale. The transaction is expected to be completed in late 2017.

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper, which is limited to $1.5 billion. Berkadia’s commercial paper outstanding is supported by a surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses we incur under the policy.

Notes to Consolidated Financial Statements (Continued)

Note 22. Business segment data

Our operating businesses include a large and diverse group of insurance, finance, manufacturing, service and retailing businesses. Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues by segment for the first quarter of 2017 and 2016 were as follows (in millions).

	First Quarter
	2017	2016
Operating Businesses:
Insurance:
Underwriting:
GEICO	$6,845	$6,050
General Re	1,391	1,390
BHRG	11,841	2,243
BH Primary	1,676	1,441
Investment income	1,132	1,149

Total insurance	22,885	12,273
BNSF	5,185	4,767
Berkshire Hathaway Energy	4,257	4,118
Manufacturing	12,097	10,554
McLane Company	12,101	11,801
Service and retailing	6,093	5,891
Finance and financial products	1,865	1,726

	64,483	51,130
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	775	1,040
Corporate, eliminations and other	(71)	(7)

	$65,187	$52,163

Earnings before income taxes by segment for the first quarter of 2017 and 2016 were as follows (in millions).

	First Quarter
	2017	2016
Operating Businesses:
Insurance:
Underwriting:
GEICO	$175	$264
General Re	(143)	42
BHRG	(600)	(79)
BH Primary	189	121
Investment income	1,129	1,142

Total insurance	750	1,490
BNSF	1,345	1,258
Berkshire Hathaway Energy	615	569
Manufacturing	1,487	1,482
McLane Company	88	136
Service and retailing	393	324
Finance and financial products	466	478

	5,144	5,737
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	775	1,040
Interest expense, not allocated to segments	(211)	(348)
Investments in Kraft Heinz	239	240
Corporate, eliminations and other	(259)	(213)

	$5,688	$6,456

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2017	2016
Insurance – underwriting	$(267)	$213
Insurance – investment income	908	919
Railroad	838	784
Utilities and energy	501	441
Manufacturing, service and retailing	1,317	1,266
Finance and financial products	303	311
Investment and derivative gains/losses	504	1,852
Other	(44)	(197)

Net earnings attributable to Berkshire Hathaway shareholders	$4,060	$5,589

Through our subsidiaries, we engage in a number of diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 22 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance businesses generated an after-tax loss from underwriting in the first quarter of 2017 due primarily to increased loss estimates for prior years’ loss events, higher losses from current year catastrophe events and increased deferred charge amortization related to our property and casualty reinsurance businesses. Our railroad business generated increased earnings in the first quarter of 2017 compared to 2016, reflecting an increase in unit volume, partly offset by increased fuel and other costs. Our utility and energy business produced higher earnings in the first quarter of 2017 compared to 2016, reflecting a lower effective income tax rate and an overall increase in pre-tax earnings from the various operating businesses within this group. Earnings from our manufacturing, service and retailing businesses in 2017 increased 4.0% over the first quarter of 2016, reflecting increases from businesses acquired in the first quarter of 2016 (PCC and Duracell), partly offset by losses and impairment charges related to the disposition of a prior bolt-on acquisition by one of our manufacturing businesses.

Investment and derivative gains/losses in the first quarter of 2017 included after-tax gains of approximately $300 million from changes in the fair values of derivative contracts. In the first quarter of 2016, changes in derivative contract liabilities produced after-tax losses of approximately $525 million. After-tax gains from investments were approximately $200 million in 2017 and of $2.4 billion in 2016. After-tax investment gains in the first quarter of 2016 included a non-cash gain of approximately $1.9 billion related to the exchange of P&G common stock for 100% of the common stock of Duracell. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property/casualty, life and health risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Our insurance and reinsurance businesses are disaggregated as follows: GEICO, General Re, Berkshire Hathaway Reinsurance Group (“BHRG”) and Berkshire Hathaway Primary Group.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time and the unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings. Our periodic underwriting results may also include significant gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. Foreign currency exchange rates can be volatile and the resulting impact on our underwriting earnings can be relatively significant. Underwriting results of our insurance businesses are summarized below. Amounts are in millions.

	First Quarter
	2017	2016
Underwriting gain (loss) attributable to:
GEICO	$175	$264
General Re	(143)	42
Berkshire Hathaway Reinsurance Group	(600)	(79)
Berkshire Hathaway Primary Group	189	121

Pre-tax underwriting gain (loss)	(379)	348
Income taxes and noncontrolling interests	(112)	135

Net underwriting gain (loss)	$(267)	$213

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which most customers apply for coverage directly to the company via the Internet or over the telephone. GEICO’s underwriting results are summarized below (dollars in millions).

	First Quarter
	2017		2016
	Amount	%	Amount	%
Premiums written	$7,587		$6,565

Premiums earned	$6,845	100.0	$6,050	100.0

Losses and loss adjustment expenses	5,590	81.7	4,823	79.7
Underwriting expenses	1,080	15.7	963	15.9

Total losses and expenses	6,670	97.4	5,786	95.6

Pre-tax underwriting gain	$175		$264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written and earned in the first quarter of 2017 were $7,587 million and $6,845 million, respectively, and represented increases of 15.6% and 13.1%, respectively, compared to 2016. These increases reflected voluntary auto policy-in-force growth of 9.2% and increased premiums per auto policy of approximately 4.7% over the past twelve months, which was attributable to rate increases, coverage changes and changes in state and risk mix. Voluntary auto new business sales in the first quarter of 2017 increased 30.2% compared to the first quarter of 2016. Voluntary auto policies-in-force increased approximately 568,000 during the first quarter of 2017.

Losses and loss adjustment expenses in the first quarter of 2017 increased $767 million (15.9%) over 2016. Incurred losses and loss adjustment expenses were reduced $93 million in 2017 and $143 million in 2016 from the re-estimation of unpaid liabilities for prior years’ claims. Claims frequencies in the first quarter of 2017 for property damage and collision coverages were relatively unchanged compared to 2016, and increased two to three percent for bodily injury coverage. Claim frequencies for personal injury protection coverage decreased approximately one percent in the first quarter of 2017. Average claims severities were higher in the first quarter of 2017 for property damage, collision and bodily injury coverages (four to six percent range). In addition, in each period, we experienced storm losses of approximately $100 million representing approximately 1.5% and 1.7%, respectively, of premiums earned.

Underwriting expenses in the first quarter of 2017 were $1,080 million, an increase of $117 million (12.1%) over 2016. Our expense ratio (underwriting expenses to premiums earned) in the first quarter of 2017 decreased 0.2 percentage points compared to 2016. The largest components of underwriting expenses are employee-related expenses (salaries and benefits) and advertising costs. The increase in underwriting expenses reflects the increase in policies-in-force.

General Re

General Re conducts a reinsurance business offering property and casualty coverages to clients worldwide through General Reinsurance Corporation, Germany-based General Reinsurance AG, Faraday Holdings in London and other wholly-owned affiliates. We write life and health reinsurance primarily on a direct basis through General Re Life Corporation and General Reinsurance AG. We strive to generate underwriting profits in essentially all of our product lines. General Re’s underwriting results are summarized in the following table (in millions).

	First Quarter
	Premiums written		Premiums earned		Pre-tax underwriting gain (loss)
	2017	2016	2017	2016	2017	2016
Property/casualty	$1,130	$992	$654	$652	$(143)	$30
Life/health	742	740	737	738	—	12

	$1,872	$1,732	$1,391	$1,390	$(143)	$42

Property/casualty

Property/casualty premiums written in the first quarter of 2017 increased $138 million (14%) compared to 2016. Adjusting for changes in foreign currency exchange rates, premiums written in 2017 increased 16% compared to 2016, reflecting higher volume in both direct and broker markets. Premiums earned in the first quarter of 2017 were essentially unchanged from 2016 and increased 2% before the effects of foreign currency exchange rate changes. Industry capacity dedicated to property and casualty markets remains high and price competition in most reinsurance markets persists. While we continue to decline business when we believe prices are inadequate, we remain prepared to write substantially more business, when appropriate prices are attainable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

Our property/casualty operations generated a pre-tax underwriting loss of $143 million in the first quarter of 2017 compared to a pre-tax underwriting gain of $30 million in 2016. In the first quarter of 2017, we increased our estimates for unpaid losses by $142 million with respect to certain United Kingdom (“U.K.”) liability business written in prior years. The increase was the result of the U.K. Ministry of Justice’s decision to reduce the fixed discount rate required in lump sum settlement calculations of U.K. personal injury claims, referred to as the Ogden rate, from 2.5% to negative 0.75%. We expect the Ogden rate decrease will significantly increase claim costs associated with currently unsettled cases, as well as for future cases. Underwriting results for the first quarter of 2017 also included $50 million of estimated losses from a cyclone in Australia in March 2017. There were no significant catastrophe loss events in the first quarter of 2016.

Life/health

Life/health premiums written and earned in the first quarter of 2017 were relatively unchanged from 2016. The life/health operations produced pre-tax break-even results in the first quarter of 2017, compared to pre-tax underwriting gains of $12 million in 2016. First quarter results in 2017 reflected a comparative decline in pre-tax gains from international life business of $3 million and a comparative increase in pre-tax losses from business in North America of $9 million. The increase in pre-tax losses in North America was primarily attributable to an increase in large individual and group life claims. Underwriting results also include pre-tax losses from the recurring discount accretion on long-term care liabilities.

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

	First Quarter
	Premiums written		Premiums earned		Pre-tax underwriting gain (loss)
	2017	2016	2017	2016	2017	2016
Property/casualty	$1,461	$1,612	$1,088	$1,127	$(269)	$126
Retroactive reinsurance	10,185	580	10,185	580	(259)	(91)
Life and annuity	568	536	568	536	(72)	(114)

	$12,214	$2,728	$11,841	$2,243	$(600)	$(79)

Property/casualty

Premiums written and earned in the first quarter of 2017 decreased 9% and 3%, respectively, compared to 2016. Our premium volume is generally constrained for most property/casualty reinsurance coverages, as rates, in our view, are generally inadequate. We have the capacity and desire to write more business when prices are appropriate.

Our property/casualty business generated pre-tax underwriting losses of $269 million in the first quarter of 2017 compared to pre-tax gains of $126 million in 2016. The comparative decline in first quarter underwriting results was primarily due to increases in estimated ultimate liabilities for prior years’ loss events and an increase in current year catastrophe losses. In 2017, we incurred losses of approximately $270 million related to prior years’ loss events and estimated losses of $52 million from a cyclone in Australia in March. The losses for prior years’ loss events primarily related to unanticipated reported claims from hurricane and earthquake events in 2016 and from increases in estimated incurred-but-not reported losses. In the first quarter of 2016, changes in our estimated ultimate liabilities for prior years’ loss events were insignificant and we incurred no significant losses from catastrophe loss events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance

We periodically write retroactive reinsurance contracts, which provide indemnification of losses and loss adjustment expenses with respect to past loss events. In January 2017, NICO entered into an aggregate excess-of-loss retroactive reinsurance agreement with AIG (the “AIG Agreement”) that became effective on February 2, 2017. We received cash premiums of $10.2 billion in connection with the AIG Agreement and we also recorded losses and loss adjustment expenses incurred of $10.2 billion, representing our initial estimate of the unpaid losses and loss adjustment expenses assumed of $16.4 billion, partly offset by a deferred charge asset of $6.2 billion. Thus, on the effective date, the AIG Agreement had no effect on our pre-tax underwriting results. See Note 16 to the accompanying Consolidated Financial Statements.

Pre-tax underwriting losses from retroactive reinsurance contracts in the first quarter were $259 million in 2017 and $91 million in 2016. In each period, underwriting results included deferred charge amortization and foreign currency transaction gains and losses associated with the revaluation of foreign currency denominated liabilities of U.S.-based subsidiaries. Exchange rate changes in the first quarter produced pre-tax losses of $89 million in 2017 and pre-tax gains of $19 million in 2016. Before such foreign currency gains/losses, retroactive reinsurance contracts produced first quarter pre-tax losses of $170 million in 2017 and $110 million in 2016. The increase in pre-tax underwriting losses was primarily due to deferred charge amortization related to the AIG contract and another retroactive reinsurance contract written in December 2016, partly offset by a net gain in the first quarter of 2017 from the commutation of an unrelated retroactive reinsurance contract. We currently estimate deferred charge amortization for the year ending December 31, 2017 will be approximately $975 million, which includes amortization related to the aforementioned AIG Agreement.

Liabilities for losses and loss adjustment expenses associated with our retroactive reinsurance contracts were approximately $40.3 billion at March 31, 2017 and $24.7 billion at December 31, 2016. Unamortized deferred charges related to these contracts were approximately $13.8 billion at March 31, 2017 and $8.0 billion at December 31, 2016.

Life and annuity

A summary of BHRG’s life and annuity underwriting results follows (in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2017	2016	2017	2016
Periodic payment annuity	$220	$209	$(145)	$(70)
Life reinsurance	344	323	(5)	11
Variable annuity	4	4	78	(55)

	$568	$536	$(72)	$(114)

Periodic payment annuity contracts generated pre-tax underwriting losses of $145 million and $70 million in the first quarter of 2017 and 2016, respectively. Liabilities under certain contracts of a U.S. domiciled subsidiary are denominated in foreign currencies, primarily the British Pound. Changes in the exchange rates produce changes in the values of related liabilities, which are reflected in pre-tax earnings. Exchange rate changes in the first quarter produced pre-tax losses of $24 million in 2017 and pre-tax gains of $40 million in 2016. Before such foreign currency revaluation gains and losses, pre-tax underwriting losses were $121 million in 2017 compared to $110 million in 2016. We expect these contracts will generate pre-tax underwriting losses attributable to the recurring accretion of discounted annuity liabilities. The increase in underwriting losses in 2017 reflected increased average liabilities from new business written. Discounted periodic payment annuity liabilities were approximately $10.2 billion at March 31, 2017 and the weighted average interest rate of these contracts was approximately 4.1%.

The life reinsurance business produced pre-tax underwriting losses of $5 million in the first quarter of 2017, compared to pre-tax underwriting gains of $11 million in 2016. The deterioration in underwriting results was attributable to increased liabilities for future policyholder benefits, reflecting lower expected net cash flow with respect to a certain block of business.

The variable annuity business primarily consists of reinsurance contracts that provide guarantees on closed blocks of variable annuity business written by other insurers. In the first quarter, these contracts produced pre-tax underwriting gains of $78 million in 2017 and pre-tax underwriting losses of $55 million in 2016. Underwriting gains and losses in each period reflected changes in liabilities for guaranteed benefits, which were affected by changes in securities markets and interest rates, as well as from the periodic amortization of expected profit margins included in our liabilities estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance underwriting businesses that primarily provide a variety of commercial insurance products, including healthcare malpractice, workers’ compensation, automobile, general liability, property and various specialty coverages for small, medium and large clients. The largest of these insurers include the MedPro Group, National Indemnity Company (“NICO Primary”), Berkshire Hathaway Homestate Companies (“BHHC”), Berkshire Hathaway Specialty Insurance (“BH Specialty”) and Berkshire Hathaway GUARD Insurance Companies (“GUARD”). Other BH Primary insurers include U.S. Liability Insurance Company, Applied Underwriters and Central States Indemnity Company. A summary of BH Primary’s underwriting results follows (dollars in millions).

	First Quarter
	2017		2016
	Amount	%	Amount	%
Premiums written	$1,849		$1,569

Premiums earned	$1,676	100.0	$1,441	100.0

Losses and loss adjustment expenses	1,037	61.9	911	63.2
Underwriting expenses	450	26.8	409	28.4

Total losses and expenses	1,487	88.7	1,320	91.6

Pre-tax underwriting gain	$189		$121

Premiums written and earned in the first quarter of 2017 increased $280 million (18%) and $235 million (16%), respectively, compared to 2016. These increases were primarily attributable to volume increases from BH Specialty, BHHC and GUARD. The BH Primary insurers produced aggregate pre-tax underwriting gains of $189 million in the first quarter of 2017 and $121 million in 2016. In the first quarter, losses and loss adjustment expenses included reductions of estimated ultimate liabilities for prior years’ loss events of $168 million in 2017 and $119 million in 2016, which produced corresponding increases in pre-tax underwriting gains.

Insurance—Investment Income

A summary of net investment income generated by investments held by our insurance operations follows (in millions).

	First Quarter
	2017	2016
Interest income	$246	$230
Dividend income	883	912

Investment income before taxes and noncontrolling interests	1,129	1,142
Income taxes and noncontrolling interests	221	223

Net investment income	$908	$919

Pre-tax investment income in the first quarter of 2017 decreased $13 million (1%) from 2016, which reflected decreased dividend income partly offset by increased interest income. We continue to hold significant cash, cash equivalents and U.S. Treasury Bills earning very low yields, although such yields were higher in 2017 than in 2016. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such balances. The decrease in dividends in 2017 reflected Dow Chemical Company’s redemption of our $3 billion investment in 8.5% preferred stock in December 2016, partly offset by increased dividend income from investments in other equity securities.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $105 billion at March 31, 2017 and $91 billion at December 31, 2016. Our average cost of float was approximately 0.4% in the first quarter of 2017, as we generated an aggregate pre-tax underwriting loss of $379 million. The increase in float in the first quarter of 2017 was primarily attributable to the AIG Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows (in millions).

	March 31, 2017	December 31, 2016
Cash, cash equivalents and U.S. Treasury Bills	$ 56,090	$ 48,888
Equity securities	132,587	119,780
Fixed maturity securities	22,298	22,778
Other investments	15,293	14,364

	$226,268	$205,810

Fixed maturity investments as of March 31, 2017 were as follows (in millions).

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$4,361	$4	$4,365
States, municipalities and political subdivisions	1,037	54	1,091
Foreign governments	8,463	189	8,652
Corporate bonds, investment grade	5,516	459	5,975
Corporate bonds, non-investment grade	1,047	222	1,269
Mortgage-backed securities	835	111	946

	$21,259	$1,039	$22,298

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

Railroad (“Burlington Northern Santa Fe”)

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America. BNSF operates approximately 32,500 route miles of track in 28 states, as well as in three Canadian provinces. BNSF’s major business groups are classified by type of product shipped and include consumer products, coal, industrial products and agricultural products. A summary of BNSF’s earnings follows (in millions).

	First Quarter
	2017	2016
Revenues	$5,185	$4,767

Operating expenses:
Compensation and benefits	1,283	1,208
Fuel	605	395
Purchased services	626	638
Depreciation and amortization	573	520
Equipment rents, materials and other	501	503

Total operating expenses	3,588	3,264
Interest expense	252	245

	3,840	3,509

Pre-tax earnings	1,345	1,258
Income taxes	507	474

Net earnings	$838	$784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Consolidated revenues in the first quarter of 2017 were $5.2 billion, representing an increase of $418 million (8.8%) compared to 2016. Pre-tax earnings in the first quarter of 2017 were $1.3 billion, an increase of $87 million (6.9%) compared to 2016.

In the first quarter of 2017, revenues reflected a 2.7% comparative increase in average revenue per car/unit and a 6.4% increase in volume. Our aggregate volume was 2.5 million cars/units compared to 2.3 million in 2016. The increase in average revenue per car/unit was primarily attributable to higher fuel surcharge revenue, driven by higher fuel prices, as well as increased rates per car/unit and business mix changes.

Freight revenues from consumer products were $1.7 billion in the first quarter of 2017, an increase of 8.8% from 2016. The increase reflected higher average revenue per car/unit and volume increases of 5.6%. Consumer products volumes benefited from higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily attributable to improving economic conditions, normalizing of retail inventories and higher market share.

Freight revenues from industrial products were $1.2 billion in the first quarter of 2017, an increase of 3.9% compared with 2016. The increase was primarily due to higher average revenue per car/unit. Overall, industrial products volumes in the first quarter of 2017 were slightly higher than in 2016. We experienced volume increases in minerals and other commodities that support domestic drilling activity, decreases in petroleum products volume, due primarily to pipeline displacement of U.S. crude traffic, and lower plastics volume.

Freight revenues from agricultural products increased to $1.1 billion in the first quarter of 2017, an increase of 5.7% compared to the same period in 2016. The increase was primarily due to higher average revenue per car/unit, as well as volume growth of 1.8%. In the first quarter of 2017, we experienced higher grain exports, partially offset by lower domestic grain shipments.

Freight revenues from coal increased 23.2% to $960 million in the first quarter of 2017 compared to 2016, reflecting an 18.5% increase in volumes and higher average revenue per car/unit. The volume increases in 2017 were due to mild winter weather in the first quarter of 2016 and higher natural gas prices in the first quarter of 2017. Together, these factors led to increased utility coal usage in 2017, which was partly offset by the effects of retirements of coal generating facilities.

Operating expenses in the first quarter of 2017 were $3.6 billion, an increase of $324 million (9.9%) compared to the first quarter of 2016, and our ratio of operating expenses to revenues increased 0.7 percentage points to 69.2%. Compensation and benefits expenses increased $75 million (6.2%) compared to 2016. The increase was primarily due to higher health and welfare costs, wage inflation, and volume-related increases, partially offset by productivity improvements. Fuel expenses increased $210 million (53.2%) compared to 2016, due to higher average fuel prices and increased volumes, partially offset by improved efficiency. Depreciation and amortization expense increased $53 million (10.2%) compared to 2016 due to a larger base of depreciable assets in service.

Interest expense in the first quarter of 2017 was $252 million, an increase of $7 million (2.9%) compared to 2016, which was primarily due to an increase in average outstanding debt. BNSF funds its capital expenditures with cash flow from operations and new debt issuances.

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

	First Quarter
	Revenues		Earnings
	2017	2016	2017	2016
PacifiCorp	$1,292	$1,264	$265	$244
MidAmerican Energy Company	708	632	62	53
NV Energy	594	624	51	32
Northern Powergrid	245	279	103	125
Natural gas pipelines	318	316	200	180
Other energy businesses	513	508	41	54
Real estate brokerage	587	495	3	3

	$4,257	$4,118

Earnings before corporate interest and income taxes (“EBIT”)			725	691
Corporate interest			110	122
Income taxes and noncontrolling interests			114	128

Net earnings attributable to Berkshire Hathaway shareholders			$501	$441

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in the first quarter of 2017 were $1.3 billion, an increase of 2% from 2016. The increase was primarily due to a 2.8% increase in retail customer volume and higher wholesale electricity prices, partly offset by lower average retail prices attributable to changes in mix. EBIT in the first quarter of 2017 were $265 million, an increase of $21 million (9%) compared to 2016. The increase was primarily due to an increase in gross margins ($8 million), reflecting the increase in revenues and lower operating expenses ($13 million), which was primarily due to lower pension and plant maintenance expenses.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in the first quarter of 2017 were $708 million, an increase of $76 million (12%) compared to 2016. The increase was primarily due to increases in regulated natural gas revenues ($36 million) and electric revenues ($34 million). The comparative increase in first quarter natural gas revenues reflected higher average per-unit costs of gas sold ($40 million), which are offset in cost of sales. In the first quarter of 2017, retail natural gas volumes decreased (5.4%), while wholesale volumes increased (6.9%). The increase in electric revenues was attributable to higher wholesale volumes and prices ($21 million) and increased retail revenues ($13 million). The increase in retail revenues reflected increased recoveries through bill riders (which are substantially offset by increases in costs and expenses) and from non-weather usage and rate factors, partially offset by the impact of warmer winter temperatures in 2017. Electric retail customer volumes in the first quarter of 2017 increased 1.6% compared to 2016. EBIT in the first quarter of 2017 were $62 million, an increase of $9 million (17%) compared to 2016. The increase in 2017 was primarily attributable to an increase in gross margin, partly offset by increased depreciation, maintenance and other operating expenses.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in the first quarter of 2017 were $594 million, a decrease of $30 million (5%) versus 2016. In the first quarter of 2017, electric revenues declined $19 million and natural gas revenues declined $12 million as compared to 2016. The decline in electric revenues reflected lower retail revenues resulting from lower energy costs and lower revenues from customer efficiency incentive programs, which are both passed on to customers, and from lower commercial and industrial customer volumes. Natural gas operating revenue decreased primarily due to lower energy rates, partially offset by higher customer usage. EBIT in the first quarter of 2017 were $51 million, an increase of $19 million (59%) compared to 2016. The increase was primarily due to lower other operating expenses and lower interest expense. Operating expenses declined primarily due to lower planned maintenance and other generating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid

Revenues in the first quarter of 2017 declined $34 million (12%) to $245 million. The decrease was primarily due to the unfavorable impact from a stronger U.S. Dollar ($38 million) and lower distribution revenue ($2 million), partially offset by higher smart metering revenue of $6 million. Distribution revenue decreased due to the recovery in 2016 of the December 2013 customer rebate of $11 million, unfavorable movements in regulatory provisions of $6 million and lower units distributed of $5 million, partially offset by higher tariff rates of $20 million. EBIT decreased $22 million (18%) compared to 2016, primarily due to the stronger U.S. Dollar of $16 million and higher depreciation of $7 million from additional assets placed in-service.

Natural gas pipelines

Revenues in the first quarter of 2017 of $318 million were relatively unchanged from 2016, as higher transportation revenues and higher gas sales of $4 million related to system balancing activities (largely offset in cost of sales) at Northern Natural Gas were offset by lower transportation revenues at Kern River. EBIT in 2017 increased $20 million (11%) compared to 2016, primarily due to a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by Kern River’s regulators in the first quarter of 2017, as well as from higher transportation revenues.

Other energy businesses

Revenues in the first quarter of 2017 increased $5 million (1%) to $513 million, reflecting increased revenues from AltaLink (6%) and renewable energy (4%), partially offset by a 9% decline in revenues from the unregulated retail services business. EBIT in the first quarter of 2017 declined $13 million compared to 2016 due to higher operating expenses of $19 million and higher depreciation and amortization of $9 million, primarily due to the additional wind, solar and transmission assets placed in service, and increased interest expense, partially offset by an increase in revenues from AltaLink and renewable energy.

Real estate brokerage

Revenues in the first quarter of 2017 increased 19% to $587 million compared to 2016, reflecting increases in closed transactions and average home transaction prices and the impact of business acquisitions. EBIT from real estate brokerage activities were $3 million in the first quarter of 2017 and was unchanged from 2016.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. BHE’s consolidated effective income tax rate for the first quarter was approximately 9% in 2017 and 13% in 2016. The effective tax rate decreased primarily due to an increase in production tax credits recognized, the favorable impacts of rate making, and lower consolidated deferred state income tax expenses due to changes in the tax status of certain subsidiaries.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (in millions).

	First Quarter
	Revenues		Earnings *
	2017	2016	2017	2016
Manufacturing	$12,097	$10,554	$1,487	$1,482
Service and retailing	18,194	17,692	481	460

	$30,291	$28,246

Pre-tax earnings			1,968	1,942
Income taxes and noncontrolling interests			651	676

			$1,317	$1,266

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings above were $132 million in 2017 and $91 million in 2016. These expenses are included in “other” in the summary of earnings on page 25 and in the “other” earnings section on page 40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing

Our manufacturing group includes a variety of businesses that produce industrial, building and consumer products. Industrial products businesses include specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), equipment and systems for the livestock and agricultural industries ((CTB International (“CTB”)), and a variety of industrial products for diverse markets (Marmon, Scott Fetzer and LiquidPower Specialty Products). Beginning on January 29, 2016, our industrial products group also includes Precision Castparts Corp. (“PCC”), a leading manufacturer of complex metal products for aerospace, power and general industrial markets.

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

	First Quarter
	Revenues		Pre- tax earnings
	2017	2016	2017	2016
Industrial products	$6,508	$5,694	$994	$ 1,054
Building products	2,734	2,461	249	242
Consumer products	2,855	2,399	244	186

	$12,097	$10,554	$1,487	$ 1,482

Aggregate first quarter revenues were approximately $12.1 billion in 2017, an increase of approximately $1.5 billion (15%) from 2016. In 2016, operating results of our industrial products and consumer products businesses included the results of PCC and Duracell from their respective acquisition dates. Pre-tax earnings in the first quarter was $1.5 billion in 2017, which was relatively unchanged from 2016. Pre-tax earnings in 2017 included pre-tax losses of $184 million in connection with the disposition of an underperforming bolt-on business acquired by Lubrizol in 2014. Excluding these losses, pre-tax earnings of our manufacturing businesses increased 13% compared to 2016.

Industrial products

Revenues in the first quarter of 2017 increased $814 million (14%) versus 2016. The increase was primarily due to inclusion of PCC for the full three months of 2017 compared to two months in the prior year period. We also experienced revenue increases from Lubrizol (5%), IMC (7%) and CTB (12%). Comparatively higher volumes drove the first quarter revenue increases of Lubrizol and IMC, while business acquisitions generated most of CTB’s increase. Marmon manufacturing revenues increased 3% in the first quarter of 2017 versus 2016, reflecting the mixture of increases from business acquisitions, metal price increases and increased volume in certain product lines, offset by lower demand at several of its business units. In 2017, while sales volumes were generally higher than the first quarter of 2016, we experienced margin pressures, particularly at Lubrizol and CTB.

Pre-tax earnings in the first quarter of 2017 declined $60 million (6%) compared to the first quarter of 2016. Pre-tax earnings in 2017 reflected earnings of PCC for the full three months, which was more than offset by lower earnings from certain of our other businesses. During the first quarter of 2017, Lubrizol recognized pre-tax losses of $184 million related to the disposition of an underperforming bolt-on business and the recognition of intangible asset impairments and restructuring charges. In the first quarter of 2017, Lubrizol, CTB, as well as other businesses, also experienced higher manufacturing costs derived from increased prices for petroleum-based materials and certain metals, which contributed to a comparative pre-tax margin decline. We continue to implement cost containment and other initiatives intended to improve productivity at several of our businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Building products

Revenues in the first quarter of 2017 increased $273 million (11%) compared to 2016. The increase reflected the effect of bolt-on business acquisitions (Shaw and MiTek) and sales volume increases (MiTek and Johns Manville), partly offset by lower average sales prices and changes in product mix.

Pre-tax earnings in the first quarter of 2017 increased $7 million (3%) compared to 2016. The increase in earnings was primarily attributable to the aforementioned increases in revenues and lower restructuring charges, largely offset by lower gross sales margin rates in most of our businesses. The declines in gross sales margin rates were primarily due to increases in average raw material prices and contributed to an overall decline in the first quarter pre-tax margin from approximately 9.8% in 2016 to 9.1% in 2017.

Consumer products

Revenues were approximately $2.9 billion in the first quarter of 2017, an increase of $456 million (19%) over 2016. The increase reflected the impact of the Duracell acquisition on February 29, 2016 and a 6.7% increase in Forest River’s revenues, due to an increase in unit sales. Apparel revenues were relatively unchanged compared to 2016.

Pre-tax earnings in the first quarter of 2017 increased $58 million (31%) compared to 2016, reflecting increased earnings from Duracell and Forest River, partly offset by lower apparel earnings. Duracell’s results in 2016 included significant transition and integration costs arising from the acquisition.

Service and retailing

Our service and retailing businesses are comprised of a large group of independently managed businesses engaged in a variety of activities. A summary of revenues and pre-tax earnings of these operations follows (in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2017	2016	2017	2016
Service	$2,617	$2,361	$260	$225
Retailing	3,476	3,530	133	99
McLane Company	12,101	11,801	88	136

	$18,194	$17,692	$481	$460

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service (Continued)

Revenues in the first quarter of 2017 increased $256 million (11%) as compared to 2016, primarily due to revenue increases of NetJets (19%) and TTI (10%). The increase at NetJets was primarily due to an increase in fractional aircraft sold and, to a lesser degree, an increase in services revenues, attributable to increases in pass-through costs and a 2% increase in flight hours. The increase in TTI’s revenues was primarily due to volume increases in most of its markets. Pre-tax earnings in the first quarter of 2017 increased $35 million (16%) compared to 2016. The increase in earnings was primarily attributable to increased earnings of NetJets and TTI, partly offset by lower earnings from media businesses and FlightSafety.

Retailing

Our retailing businesses include four distinct home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. Our retailers also include Berkshire Hathaway Automotive (“BHA”). BHA includes 83 auto dealerships, which sell new and pre-owned automobiles and offer repair and other related services and products. BHA also includes two related insurance businesses, two auto auctions and a distributor of automotive fluid maintenance products.

Our other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Revenues of our retailing businesses in the first quarter of 2017 decreased $54 million (2%) as compared to 2016. The decrease reflected a 2% decline in revenues at BHA, due primarily to lower vehicle units sold, and lower revenues at See’s attributable to the timing of Easter, partly offset by a slight increase in revenues of our home furnishings retailers and increased revenues of Pampered Chef. Pre-tax earnings in the first quarter of 2017 from retailing increased $34 million (34%) over 2016. The increase was primarily due to BHA and Nebraska Furniture Mart. The earnings increase at BHA reflected lower amortization and operating expenses, as well as a slight increase in gross margin rates due to changes in sales mix. The earnings increase of Nebraska Furniture Mart reflected an increase in the gross sales margin rate and lower operating and depreciation expenses.

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

Revenues for the first quarter of 2017 were $12.1 billion, an increase of 2.5% over the first quarter of 2016. The increase in revenues was primarily due to a 4% increase in grocery sales. Pre-tax earnings in the first quarter of 2017 were $88 million, a decrease of $48 million (35%) compared to 2016, due primarily to a 51% decline in earnings from grocery operations. In the first quarter of 2017, our grocery business results were negatively affected by pricing pressures from an increasingly competitive business environment. In addition, personnel, fuel and depreciation costs increased at greater rates than revenues, negatively affecting our results. McLane’s consolidated operating margin (ratio of pre-tax earnings to revenues) in the first quarter of 2017 was approximately 0.7% compared to 1.2% in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment manufacturing and leasing businesses (UTLX and XTRA, and together, “transportation equipment leasing”), as well as other leasing and financing activities. A summary of earnings from our finance and financial products businesses follows (in millions).

	First Quarter
	Revenues		Earnings
	2017	2016	2017	2016
Manufactured housing and finance	$1,074	$893	$176	$170
Transportation equipment leasing	624	683	209	251
Other	167	150	81	57

	$1,865	$1,726

Pre-tax earnings			466	478
Income taxes and noncontrolling interests			163	167

			$303	$311

Manufactured housing and finance

Clayton Homes’ revenues in the first quarter of 2017 were approximately $1.1 billion, an increase of $181 million (20%) compared to 2016. The increase was primarily due to a 31% increase in home sales, attributable a 20% increase in unit sales, and higher average prices, primarily due to sales mix changes. In 2017, home sales included a higher mix of site built homes, which have a higher land content and therefore unit prices tend to be higher. In addition, the increased land content generally results in lower gross sales margin rates for site built homes than for typical sales of manufactured homes. Revenues from financial services in the first quarter of 2017 increased 2% compared to 2016. Pre-tax earnings increased $6 million (4%) in the first quarter of 2017 as compared to 2016. Earnings in 2017 included a gain of $11 million from a legal settlement and higher earnings from manufacturing and retail operations, partly offset by lower earnings from lending and finance activities. In 2017, the increase in financial services revenues was more than offset by increased operating and interest expenses.

Transportation equipment leasing

Transportation equipment leasing revenues in the first quarter of 2017 decreased $59 million (9%) compared to 2016, primarily due to lower railcar sales, lower railcar and trailer fleet utilization rates, and lower volume and demand for cranes and other products and services. Pre-tax earnings were $209 million in the first quarter of 2017, a decline of $42 million (17%) compared to 2016. The decrease was primarily attributable to the demand driven decline in revenues discussed previously, as well as from higher railcar repair and storage costs and additional interest costs attributable to borrowings from a Berkshire financing subsidiary. A significant portion of the transportation leasing business costs, such as depreciation, do not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Other

Other earnings from finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. In 2017, other earnings increased $24 million compared to 2016, reflecting increased interest income and earnings from Berkadia, partly offset by lower earnings from CORT. Other earnings also includes income from interest rate spreads charged on borrowings by a Berkshire financing subsidiary that are used to finance loans and assets held for lease. Corresponding expenses are included in the results of our manufactured housing and finance and transportation equipment business groups. Interest rate spreads charged to these businesses were $20 million in 2017 and $16 million in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows (in millions).

	First Quarter
	2017	2016
Investment gains/losses	$315	$1,850
Derivative gains/losses	460	(810)

Gains/losses before income taxes and noncontrolling interests	775	1,040
Income taxes and noncontrolling interests	271	(812)

Net gains/losses	$504	$1,852

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

Pre-tax investment gains in the first quarter were $315 million in 2017 and $1.85 billion in 2016. Pre-tax investment gains in the first quarter of 2016 included $1.1 billion realized in connection with the tax-free exchange of shares of P&G common stock for 100% of the common stock of Duracell. Income tax expense allocated to investment gains included a benefit from the reduction of certain deferred income tax liabilities in connection with the exchange of P&G common stock for Duracell. Our after-tax gain from this transaction was approximately $1.9 billion.

We recorded no other-than-temporary impairment (“OTTI”) charges in the first quarters of 2017 or 2016. Although we have periodically recorded OTTI charges in earnings in the past, we continue to hold some of the related securities. If the market values of those securities subsequently increase, such increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and ultimately sales may not occur for a number of years. Furthermore, the recognition of an OTTI charge does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

At the beginning of 2018, we will adopt a new accounting standard that, among its provisions, changes the reporting of unrealized gains and losses related to investments in equity securities and certain other investments. Upon adoption of this accounting standard, we will reclassify the net unrealized gains for such investments presently reflected in accumulated other comprehensive income to retained earnings. The amount of the reclassification will be based on our equity investments at December 31, 2017. As of March 31, 2017, accumulated after-tax net unrealized gains related to equity securities and other investments was approximately $47.8 billion. Thereafter, the changes in the accumulated unrealized gains and losses on equity securities, as well as realized gains and losses from sales and dispositions, will be included in our periodic Consolidated Statements of Earnings. We do not expect the adoption of this standard will affect our total consolidated shareholders’ equity. However, it will likely produce a very significant increase in the volatility of our periodic net earnings given the magnitude of our existing equity securities portfolio and the inherent volatility of equity securities prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative gains/losses

Derivative gains/losses currently represent the changes in fair value of our equity index put option contract liabilities. The periodic changes in the fair values of these contracts are recorded in earnings and can be significant, reflecting the volatility of underlying equity markets and the changes in the inputs used to measure such liabilities.

Derivative contracts produced pre-tax gains in the first quarter of 2017 of $460 million and pre-tax losses of $810 million in 2016, substantially all of which derived from our equity index put options. The gains in 2017 related to these contracts were primarily attributable to increased index values and the passage of time, while the losses in 2016 were driven by lower index values and interest rates. As of March 31, 2017, equity index put option intrinsic values were approximately $700 million and our recorded liabilities at fair value were approximately $2.43 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates (beginning in 2018), and will be based on the intrinsic value as defined under the contracts.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	First Quarter
	2017	2016
Kraft Heinz earnings	$ 222	$ 159
Acquisition accounting expenses	(142)	(134)
Corporate interest expense	(124)	(213)
Other	—	(9)

Net earnings (losses) attributable to Berkshire Hathaway shareholders	$ (44)	$ (197)

Kraft Heinz earnings includes Berkshire’s share of Kraft Heinz’s earnings attributable to common shareholders determined pursuant to the equity method. Other earnings also include charges from the application of the acquisition method in connection with Berkshire’s business acquisitions. Such charges were primarily from the amortization of intangible assets recorded in connection with those business acquisitions, which we view as corporate expenses. Corporate interest expense included after-tax foreign exchange losses in the first quarter of $57 million in 2017 and $161 million in 2016 with respect to Euro denominated debt issued by Berkshire during the last three years. Such debt is currently €6.85 billion, and thus changes in foreign currency exchange rates can produce sizable remeasurement gains and losses. Excluding foreign currency effects, after-tax corporate interest expense was $67 million in 2017 and $52 million in 2016. The increase in interest expense was attributable to increased average outstanding borrowings.

Financial Condition

Our balance sheet reflects significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2017 was approximately $292.8 billion, an increase of about $9.8 billion since December 31, 2016. Net earnings attributable to Berkshire shareholders in the first quarter of 2017 were $4.1 billion and net unrealized appreciation of investments, after taxes, increased approximately $5.3 billion during the first quarter. At March 31, 2017, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $79.4 billion and investments (excluding our investment in Kraft Heinz) of $171.6 billion. In January 2017, Berkshire issued new senior notes aggregating €1.1 billion and repaid $1.1 billion of maturing senior notes. There are no other Berkshire term debt maturities in 2017. Berkshire’s debt outstanding at March 31, 2017 was $17.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first quarter of 2017, capital expenditures were $865 million by BHE and $674 million by BNSF. We estimate that aggregate forecasted capital expenditures of these businesses for the remainder of 2017 will be approximately $6.5 billion and we currently expect to fund such future capital expenditures with cash flows from operations and debt issuances.

BNSF’s outstanding debt approximated $23.2 billion as of March 31, 2017, an increase of approximately $1.2 billion since December 31, 2016. In March 2017, BNSF issued $1.25 billion of senior unsecured debentures with $500 million due in 2027 and $750 million due in 2047. Approximately $650 million of BNSF debentures mature in May 2017, and another $650 million mature in March 2018. Outstanding borrowings of BHE and its subsidiaries, excluding its borrowings from Berkshire insurance subsidiaries, were approximately $37.7 billion at March 31, 2017, an increase of $643 million since December 31, 2016. During the first three months of 2017, BHE subsidiaries issued approximately $850 million of debt with maturity dates ranging from 2027 to 2047. BHE has $656 million of debt maturities during the remainder of 2017. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Finance and financial products assets were approximately $42.1 billion as of March 31, 2017, relatively unchanged since December 31, 2016. Finance assets consist primarily of loans and finance receivables, various types of property held for lease, cash, cash equivalents, U.S. Treasury Bills and other investments. Finance and financial products liabilities were approximately $19.5 billion as of March 31, 2017, relatively unchanged compared to December 31, 2016. Liabilities at March 31, 2017 included approximately $14.7 billion of senior unsecured notes issued by a wholly-owned financing subsidiary, Berkshire Hathaway Finance Corporation (“BHFC”). The proceeds of BHFC’s senior notes are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. In January 2017, BHFC issued new senior notes aggregating $1.3 billion due in 2019 and 2020 and repaid $1.05 billion of maturing notes. Over the remainder of 2017, an additional $1.75 billion of BHFC senior notes will mature. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Berkshire’s Board of Directors has authorized Berkshire management to repurchase, at its discretion, Berkshire Class A and Class B common stock at prices no higher than a 20% premium over book value. There is no obligation to repurchase any stock and the program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no repurchases in 2017.

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

The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events and claim settlements. Actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet. As previously discussed, we entered into a retroactive reinsurance agreement with AIG, which became effective in February 2017. In connection with this agreement, we recorded liabilities of $16.4 billion for unpaid losses and loss adjustment expenses, representing our current estimate of the claims we ultimately expect to pay under the agreement. Based on our current estimates, we project future payments under this agreement as follows: 2020-2021 – $3.6 billion and thereafter – $12.8 billion; however, as generally noted above, actual payments under this agreement will likely vary, perhaps materially, from these estimates.

Except as otherwise disclosed herein, our contractual obligations as of March 31, 2017 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2016.

Our Consolidated Balance Sheet as of March 31, 2017 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of approximately $94 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2017 includes goodwill of acquired businesses of approximately $80 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2016. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2017, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2016 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first three months of 2017.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: May 5, 2017	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer