Form 10-Q
period 2017-09-30
BERKSHIRE HATHAWAY INC
filed 2017-11-03
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 26, 2017:

Class A —	753,528
Class B —	1,336,892,283

BERKSHIRE HATHAWAY INC.

		Page No.
Part I – Financial Information

Item 1. Financial Statements
	Consolidated Balance Sheets—September 30, 2017 and December 31, 2016	2-3
	Consolidated Statements of Earnings—Third Quarter and First Nine Months 2017 and 2016	4
	Consolidated Statements of Comprehensive Income—Third Quarter and First Nine Months 2017 and 2016	5
	Consolidated Statements of Changes in Shareholders’ Equity—First Nine Months 2017 and 2016	5
	Consolidated Statements of Cash Flows—First Nine Months 2017 and 2016	6
	Notes to Consolidated Financial Statements	7-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

Part II – Other Information

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

Signature		44

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Insurance and Other:
Cash and cash equivalents	$35,247	$23,581
Short-term investments in U.S. Treasury Bills	61,352	47,338
Investments in fixed maturity securities	22,228	23,432
Investments in equity securities	151,639	120,471
Investment in The Kraft Heinz Company (Fair Value: September 30, 2017 – $25,238; December 31, 2016 – $28,418)	15,695	15,345
Other investments	3,303	14,364
Receivables	29,652	27,097
Inventories	16,931	15,727
Property, plant and equipment	19,946	19,325
Goodwill	54,584	53,994
Other intangible assets	32,974	33,481
Deferred charges reinsurance assumed	13,572	8,047
Other	7,793	7,126

	464,916	409,328

Railroad, Utilities and Energy:
Cash and cash equivalents	4,448	3,939
Property, plant and equipment	126,946	123,759
Goodwill	24,802	24,111
Regulatory assets	4,772	4,457
Other	15,365	13,550

	176,333	169,816

Finance and Financial Products:
Cash and cash equivalents	3,011	528
Short-term investments in U.S. Treasury Bills	5,242	10,984
Loans and finance receivables	13,593	13,300
Property, plant and equipment and assets held for lease	9,937	9,689
Goodwill	1,496	1,381
Other	7,026	5,828

	40,305	41,710

	$681,554	$620,854

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES

Insurance and Other:
Losses and loss adjustment expenses	$100,138	$76,918
Unearned premiums	16,552	14,245
Life, annuity and health insurance benefits	16,919	15,977
Other policyholder liabilities	7,549	6,714
Accounts payable, accruals and other liabilities	21,763	22,164
Notes payable and other borrowings	27,262	27,175

	190,183	163,193

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,640	11,434
Regulatory liabilities	3,217	3,121
Notes payable and other borrowings	61,147	59,085

	76,004	73,640

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,688	1,444
Derivative contract liabilities	2,187	2,890
Notes payable and other borrowings	13,081	15,384

	16,956	19,718

Income taxes, principally deferred	86,559	77,944

Total liabilities	369,702	334,495

SHAREHOLDERS’ EQUITY
Common stock	8	8
Capital in excess of par value	35,684	35,681
Accumulated other comprehensive income	50,183	37,298
Retained earnings	224,166	211,777
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	308,278	283,001
Noncontrolling interests	3,574	3,358

Total shareholders’ equity	311,852	286,359

	$681,554	$620,854

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$13,349	$11,364	$47,469	$33,287
Sales and service revenues	32,055	30,536	94,017	89,357
Interest, dividend and other investment income	1,320	1,051	3,804	3,613
Investment gains/losses	457	735	1,056	3,221

	47,181	43,686	146,346	129,478

Railroad, Utilities and Energy:
Revenues	10,652	10,330	29,899	28,026

Finance and Financial Products:
Sales and service revenues	1,824	1,588	5,002	4,557
Interest, dividend and other investment income	360	366	1,074	1,109
Investment gains/losses	200	2,415	206	2,422
Derivative gains/losses	308	458	703	(332)

	2,692	4,827	6,985	7,756

Total revenues	60,525	58,843	183,230	165,260

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	12,137	7,615	39,450	22,325
Life, annuity and health insurance benefits	1,213	1,339	3,703	3,747
Insurance underwriting expenses	2,207	2,001	6,924	5,948
Cost of sales and services	25,815	24,472	75,594	71,617
Selling, general and administrative expenses	3,965	3,959	12,101	11,747
Interest expense	435	259	1,405	674

	45,772	39,645	139,177	116,058

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,984	6,763	20,678	19,421
Interest expense	700	681	2,090	1,962

	7,684	7,444	22,768	21,383

Finance and Financial Products:
Cost of sales and services	1,062	886	2,891	2,529
Selling, general and administrative expenses	531	465	1,442	1,301
Interest expense	98	103	305	307

	1,691	1,454	4,638	4,137

Total costs and expenses	55,147	48,543	166,583	141,578

Earnings before income taxes and equity in earnings of The Kraft Heinz Company	5,378	10,300	16,647	23,682
Equity in earnings of The Kraft Heinz Company	252	225	800	671

Earnings before income taxes	5,630	10,525	17,447	24,353
Income tax expense	1,427	3,192	4,750	6,281

Net earnings	4,203	7,333	12,697	18,072
Less: Earnings attributable to noncontrolling interests	136	135	308	284

Net earnings attributable to Berkshire Hathaway shareholders	$4,067	$7,198	$12,389	$17,788

Net earnings per equivalent Class A share attributable to Berkshire Hathaway shareholders *	$2,473	$4,379	$7,533	$10,822
Average equivalent Class A Shares outstanding *	1,644,656	1,643,913	1,644,554	1,643,716

*	Equivalent Class B shares outstanding are 1,500 times the equivalent Class A amount. Net earnings per equivalent Class B share outstanding are one-fifteen-hundredth (1/1,500) of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net earnings	$4,203	$7,333	$12,697	$18,072

Other comprehensive income:
Net change in unrealized appreciation of investments	4,952	1,581	18,040	(1,381)
Applicable income taxes	(1,716)	(515)	(6,247)	478
Reclassification of investment appreciation in net earnings	(646)	(3,088)	(1,235)	(4,904)
Applicable income taxes	226	1,080	432	1,716
Foreign currency translation	771	(44)	2,127	(158)
Applicable income taxes	(24)	9	(116)	23
Prior service cost and actuarial gains/losses of defined benefit pension plans	(3)	(21)	(57)	34
Applicable income taxes	6	13	31	(6)
Other, net	32	3	38	(3)

Other comprehensive income, net	3,598	(982)	13,013	(4,201)

Comprehensive income	7,801	6,351	25,710	13,871
Comprehensive income attributable to noncontrolling interests	203	132	436	267

Comprehensive income attributable to Berkshire Hathaway shareholders	$7,598	$6,219	$25,274	$13,604

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
First nine months of 2017
Balance at December 31, 2016	$35,689	$37,298	$211,777	$(1,763)	$3,358	$286,359
Net earnings	—	—	12,389	—	308	12,697
Other comprehensive income, net	—	12,885	—	—	128	13,013
Issuance of common stock	58	—	—	—	—	58
Transactions with noncontrolling interests	(55)	—	—	—	(220)	(275)

Balance at September 30, 2017	$35,692	$50,183	$224,166	$(1,763)	$3,574	$311,852

First nine months of 2016
Balance at December 31, 2015	$35,628	$33,982	$187,703	$(1,763)	$3,077	$258,627
Net earnings	—	—	17,788	—	284	18,072
Other comprehensive income, net	—	(4,184)	—	—	(17)	(4,201)
Issuance of common stock	80	—	—	—	—	80
Transactions with noncontrolling interests	30	—	—	—	7	37

Balance at September 30, 2016	$35,738	$29,798	$205,491	$(1,763)	$3,351	$272,615

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Nine Months
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings	$12,697	$18,072
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(1,262)	(5,643)
Depreciation and amortization	6,835	6,605
Other	1,110	(47)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	22,615	2,615
Deferred charges reinsurance assumed	(5,525)	182
Unearned premiums	2,253	1,906
Receivables and originated loans	(2,890)	(3,445)
Derivative contract assets and liabilities	(704)	137
Income taxes	2,593	3,601
Other	(225)	1,114

Net cash flows from operating activities	37,497	25,097

Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(106,597)	(79,326)
Purchases of equity securities	(14,936)	(5,185)
Sales of U.S. Treasury Bills and fixed maturity securities	35,143	8,430
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	65,666	21,725
Sales and redemptions of equity securities	10,572	19,989
Purchases of loans and finance receivables	(1,392)	(224)
Collections of loans and finance receivables	1,599	271
Acquisitions of businesses, net of cash acquired	(2,640)	(30,815)
Purchases of property, plant and equipment	(8,411)	(9,429)
Other	(198)	(611)

Net cash flows from investing activities	(21,194)	(75,175)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,321	9,385
Proceeds from borrowings of railroad, utilities and energy businesses	2,812	2,234
Proceeds from borrowings of finance businesses	1,298	4,740
Repayments of borrowings of insurance and other businesses	(1,763)	(1,921)
Repayments of borrowings of railroad, utilities and energy businesses	(1,944)	(1,879)
Repayments of borrowings of finance businesses	(3,605)	(1,220)
Changes in short term borrowings, net	122	888
Other	(108)	(31)

Net cash flows from financing activities	(1,867)	12,196

Effects of foreign currency exchange rate changes	222	(10)

Increase (decrease) in cash and cash equivalents	14,658	(37,892)
Cash and cash equivalents at beginning of year *	28,048	67,161

Cash and cash equivalents at September 30 *	$42,706	$29,269

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$23,581	$56,612
Railroad, Utilities and Energy	3,939	3,437
Finance and Financial Products	528	7,112

	$28,048	$67,161

September 30—
Insurance and Other	$35,247	$21,778
Railroad, Utilities and Energy	4,448	3,893
Finance and Financial Products	3,011	3,598

	$42,706	$29,269

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. At December 31, 2016, we began presenting U.S. Treasury Bills with maturity dates greater than three months from their purchase dates separately in our Consolidated Balance Sheets. As of September 30, 2017, our aggregate holdings in U.S. Treasury Bills were approximately $80.6 billion, of which $66.6 billion had maturities greater than three months when acquired. Accordingly, we revised the comparative 2016 Consolidated Statement of Cash Flows to reflect this change.

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

Note 2. New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to contracts with customers, excluding, most notably, insurance and leasing contracts. The framework prescribed by ASU 2014-09 includes (a) identifying the contract, (b) identifying the related performance obligations, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. Based on our evaluations, we do not currently believe the adoption of ASU 2014-09 will have a material effect on our Consolidated Financial Statements. However, the timing of the recognition of revenue and related costs may change with respect to certain of our contracts with customers. For instance, revenues and costs for certain contracts may be recognized over time rather than when the product or service is delivered, as is the current practice. In addition, certain contracts may be treated as leases for accounting purposes, rather than contracts with customers subject to ASU 2014-09. Our evaluations of these and other issues and implementation efforts concerning ASU 2014-09 are ongoing and also include consideration of the new disclosure requirements. We will adopt ASU 2014-09 as of January 1, 2018, under the modified retrospective method.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 generally requires that investments in equity securities (excluding equity method investments) be measured at fair value with changes in fair value recognized in net earnings. Under existing GAAP, changes in fair value of available-for-sale equity securities are recorded in other comprehensive income. Given the current magnitude of our investments in equity securities, the adoption of ASU 2016-01 will have a significant impact on the periodic net earnings reported in our Consolidated Statement of Earnings, although it will not affect our comprehensive income or total shareholders’ equity. We will adopt ASU 2016-01 as of January 1, 2018. As of that date, the accumulated net unrealized appreciation relating to our investments in equity securities, which is currently included in accumulated other comprehensive income, will be reclassified to retained earnings.

In February 2016, the FASB issued ASU 2016-02 “Leases.” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term and also requires additional qualitative and quantitative disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

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

On January 29, 2016, Berkshire acquired all outstanding common stock of Precision Castparts Corp. (“PCC”) for $235 per share in cash pursuant to a merger agreement dated August 8, 2015. The aggregate consideration paid was approximately $32.7 billion, which included the value of PCC shares we already owned. We funded the acquisition with a combination of existing cash balances and proceeds from a short-term credit facility. PCC is a worldwide, diversified manufacturer of complex metal components and products. It serves the aerospace, power and general industrial markets. PCC is a market leader in manufacturing complex structural investment castings and forged components for aerospace markets, machined airframe components and highly engineered critical fasteners for aerospace applications, and in manufacturing airfoil castings for the aerospace and industrial gas turbine markets. PCC also is a leading producer of titanium and nickel superalloy melted and mill products for the aerospace, chemical processing, oil and gas and pollution control industries, and PCC manufactures extruded seamless pipe, fittings and forgings for power generation and oil and gas applications.

On February 29, 2016, we acquired a recapitalized Duracell Company (“Duracell”) from The Procter & Gamble Company (“P&G”) in exchange for shares of P&G common stock held by Berkshire subsidiaries, which had a fair value of approximately $4.2 billion. Duracell is a leading manufacturer of high-performance alkaline batteries and is an innovator in wireless charging technologies.

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

	PCC	Duracell
Cash and cash equivalents	$250	$1,807
Inventories	3,430	319
Property, plant and equipment	2,765	359
Goodwill	16,011	866
Other intangible assets	23,527	1,550
Other assets	1,916	242

Assets acquired	$47,899	$5,143

Accounts payable, accruals and other liabilities	$2,442	$410
Notes payable and other borrowings	5,251	—
Income taxes, principally deferred	7,548	494

Liabilities assumed	$15,241	$904

Net assets	$32,658	$4,239

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2017 and December 31, 2016 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
U.S. Treasury, U.S. government corporations and agencies	$4,327	$5	$(11)	$4,321
States, municipalities and political subdivisions	988	51	(1)	1,038
Foreign governments	8,556	233	(24)	8,765
Corporate bonds	6,525	628	(4)	7,149
Mortgage-backed securities	877	109	(3)	983

	$21,273	$1,026	$(43)	$22,256

December 31, 2016
U.S. Treasury, U.S. government corporations and agencies	$4,519	$16	$(8)	$4,527
States, municipalities and political subdivisions	1,159	58	(1)	1,216
Foreign governments	8,860	207	(66)	9,001
Corporate bonds	6,899	714	(9)	7,604
Mortgage-backed securities	997	126	(6)	1,117

	$22,434	$1,121	$(90)	$23,465

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2017	December 31, 2016
Insurance and other	$22,228	$23,432
Finance and financial products *	28	33

	$22,256	$23,465

*     Included in other assets.

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2017, approximately 93% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 81% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia or Canada.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2017 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,901	$10,825	$572	$2,098	$877	$21,273
Fair value	6,962	11,050	624	2,637	983	22,256

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of September 30, 2017 and December 31, 2016 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017 *
Banks, insurance and finance	$26,792	$45,910	$—	$72,702
Consumer products	20,097	23,910	—	44,007
Commercial, industrial and other	29,290	12,398	(747)	40,941

	$76,179	$82,218	$(747)	$157,650

*

Approximately 62% of the aggregate fair value was concentrated in the equity securities of five companies: American Express Company - $13.7 billion, Apple Inc. - $21.3 billion, Bank of America Corporation - $17.7 billion, The Coca-Cola Company - $18.0 billion and Wells Fargo & Company - $26.9 billion.

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016*
Banks, insurance and finance	$19,852	$30,572	$—	$50,424
Consumer products	10,657	16,760	(9)	27,408
Commercial, industrial and other	35,868	9,033	(701)	44,200

	$66,377	$56,365	$(710)	$122,032

*

Approximately 62% of the aggregate fair value was concentrated in the equity securities of five companies: American Express Company - $11.2 billion, Apple Inc. - $7.1 billion, The Coca-Cola Company - $16.6 billion, International Business Machines Corporation - $13.5 billion and Wells Fargo & Company - $27.6 billion.

As of September 30, 2017 and December 31, 2016, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $94 million and $551 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2017	December 31, 2016
Insurance and other	$151,639	$120,471
Railroad, utilities and energy *	2,087	1,186
Finance and financial products *	3,924	375

	$157,650	$122,032

*	Included in other assets.

Note 6. Investments in The Kraft Heinz Company

In June 2013, Berkshire invested $12.25 billion in a newly-formed company, H.J. Heinz Holding Corporation (“Heinz Holding”). The investment consisted of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock at $0.01 per share and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. An affiliate of the global investment firm 3G Capital (such affiliate, “3G”) also acquired 425 million shares of Heinz Holding common stock for $4.25 billion. At that time, Berkshire and 3G each owned a 50% share of Heinz Holding common stock. Heinz Holding then acquired H.J. Heinz Company.

Notes to Consolidated Financial Statements (Continued)

Note 6. Investments in The Kraft Heinz Company (Continued)

In June 2015, Berkshire exercised the aforementioned common stock warrants. On July 1, 2015, Berkshire and 3G acquired new shares of Heinz Holding common stock for $5.26 billion and $4.74 billion, respectively. After these transactions, Berkshire owned approximately 52.5% of the outstanding shares of Heinz Holding. On July 2, 2015, Heinz Holding acquired all of the outstanding common stock of Kraft Foods Group, Inc. (“Kraft”), at which time Heinz Holding was renamed The Kraft Heinz Company (“Kraft Heinz”). In connection with its acquisition of Kraft, Kraft Heinz issued one new share of Kraft Heinz common stock for each share of Kraft common stock, which reduced Berkshire’s and 3G’s ownership interests in Kraft Heinz to 26.8% and 24.2%, respectively.

Berkshire currently owns 26.7% of the outstanding shares of Kraft Heinz common stock. We account for our investment in Kraft Heinz common stock pursuant to the equity method. The carrying value of this investment was approximately $15.7 billion at September 30, 2017 and $15.3 billion at December 31, 2016. Our earnings determined under the equity method for the first nine months were $800 million in 2017 and $671 million in 2016. We received dividends on the common stock of $594 million in the first nine months of 2017 and $561 million in the first nine months of 2016, which we recorded as reductions of our investment. In the first nine months of 2016, we also received dividends of $180 million on our Preferred Stock investment, which Kraft Heinz redeemed for cash of $8.32 billion on June 7, 2016.

Kraft Heinz is one of the world’s largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products. Summarized consolidated financial information of Kraft Heinz follows (in millions).

	September 30, 2017	December 31, 2016
Assets	$120,051	$120,480
Liabilities	61,080	62,906

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Sales	$6,314	$6,267	$19,355	$19,630

Net earnings attributable to Kraft Heinz common shareholders	$944	$842	$2,996	$2,508

Note 7. Other investments

Other investments are shown in our Consolidated Balance Sheets as follows (in millions).

	Cost		Fair Value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Insurance and other	$2,743	$6,720	$3,303	$14,364
Finance and financial products *	6	1,000	8	2,892

	$2,749	$7,720	$3,311	$17,256

*	Included in other assets.

In 2011, we acquired 50,000 shares of 6% Non-Cumulative Perpetual Preferred Stock of Bank of America Corporation (“BAC”) with a liquidation value of $100,000 per share (“BAC Preferred”) and warrants to purchase up to 700,000,000 shares of common stock of BAC (“BAC Warrants”) at $7.142857 per share (up to $5 billion in the aggregate). On August 24, 2017, we exercised all of our BAC Warrants and acquired 700,000,000 shares of BAC common stock. We also surrendered substantially all of our BAC Preferred as payment of the $5 billion cost to exercise the BAC Warrants and acquire the BAC common stock. At September 30, 2017, our investment in BAC common stock is included in investments in equity securities.

We currently own Class A 9% Cumulative Compounding Perpetual Preferred Shares of Restaurant Brands International, Inc. (“RBI”) having a stated value of $3 billion (“RBI Preferred”). RBI is domiciled in Canada. We are entitled to dividends on the RBI Preferred on a cumulative basis at 9% per annum plus an additional amount, if necessary, to produce an after-tax yield as if the dividends were paid by a U.S.-based company. The RBI Preferred is redeemable by RBI beginning on December 12, 2017. In the second quarter of 2017, RBI announced its intention to redeem all or a portion of the RBI Preferred. On October 25, 2017, RBI’s Board of Directors approved the redemption of all of the RBI Preferred on December 12, 2017. The redemption price will be based on 109.9% of the stated value but it is subject to adjustment pursuant to the terms of the related securities purchase agreement.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income taxes

Our consolidated effective income tax rates for the third quarter and first nine months of 2017 were 25.3% and 27.2%, respectively, and 30.3% and 25.8%, respectively, in the third quarter and first nine months of 2016. Our effective income tax rate normally reflects recurring benefits from: (a) dividends received deductions applicable to certain investments in equity securities, (b) income production tax credits related to wind-powered electricity generation placed in service in the U.S. and (c) lower income tax rates applicable to earnings of certain foreign subsidiaries.

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

Note 9. Investment gains/losses

Investment gains/losses included in earnings are summarized below (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Fixed maturity securities—
Gross gains	$56	$5	$82	$44
Gross losses	(2)	(24)	(16)	(41)
Equity securities—
Gross gains	1,011	3,173	1,795	5,720
Gross losses	(419)	(13)	(626)	(76)
Other-than-temporary impairment losses	—	—	—	(63)
Other	11	9	27	59

	$657	$3,150	$1,262	$5,643

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. We recognize investment gains and losses when we sell or otherwise dispose such securities. We realized a pre-tax gain of approximately $1.0 billion in the third quarter of 2017 related to the surrender of substantially all of our BAC Preferred as described in Note 7. Gains from equity securities in the third quarter of 2016 included approximately $2.4 billion from the disposition of our investment in Wrigley preferred stock. In the first nine months of 2016, gains from equity securities also included $610 million from the redemption of our investment in Kraft Heinz Preferred Stock and a non-cash holding gain of approximately $1.1 billion from the exchange of our P&G common stock in connection with the acquisition of Duracell.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2017	December 31, 2016
Raw materials	$2,990	$2,789
Work in process and other	2,805	2,506
Finished manufactured goods	4,338	4,033
Goods acquired for resale	6,798	6,399

	$16,931	$15,727

Note 11. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2017	December 31, 2016
Insurance premiums receivable	$11,317	$10,462
Reinsurance recoverable on unpaid losses	3,254	3,338
Trade and other receivables	15,443	13,630
Allowances for uncollectible accounts	(362)	(333)

	$29,652	$27,097

Notes to Consolidated Financial Statements (Continued)

Note 11. Receivables (Continued)

A summary of loans and finance receivables of our finance and financial products businesses follows (in millions).

	September 30, 2017	December 31, 2016
Loans and finance receivables before allowances and discounts	$13,983	$13,728
Allowances for uncollectible loans	(180)	(182)
Unamortized acquisition discounts	(210)	(246)

	$13,593	$13,300

Loans and finance receivables are primarily installment loans originated or acquired by our manufactured housing business. Provisions for loan losses in both the first nine months of 2017 and 2016 were $124 million. Loan charge-offs, net of recoveries, in the first nine months were $126 million in 2017 and $123 million in 2016. At September 30, 2017, we evaluated approximately 98% of the manufactured housing loan balances collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2017, we considered approximately 99% of the loan balances to be performing and approximately 95% of the loan balances current as to payment status. In June 2017, we agreed to provide a Canadian-based financial institution with a C$2 billion (approximately $1.6 billion) one-year secured revolving credit facility. The credit facility expires on June 29, 2018. As of September 30, 2017, there were no outstanding loans under the credit facility.

Note 12. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	September 30, 2017	December 31, 2016
Land	—	$2,226	$2,108
Buildings and improvements	5 – 40 years	8,631	8,360
Machinery and equipment	3 – 25 years	21,409	20,463
Furniture, fixtures and other	2 – 15 years	4,705	4,080

		36,971	35,011
Accumulated depreciation		(17,025)	(15,686)

		$19,946	$19,325

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	September 30, 2017	December 31, 2016
Railroad:
Land	—	$6,085	$6,063
Track structure and other roadway	9 – 100 years	50,789	48,277
Locomotives, freight cars and other equipment	6 – 41 years	12,459	12,075
Construction in progress	—	927	965

		70,260	67,380
Accumulated depreciation		(8,293)	(6,130)

		61,967	61,250

Utilities and energy:
Utility generation, transmission and distribution systems	5 – 80 years	73,138	71,536
Interstate natural gas pipeline assets	3 – 80 years	6,991	6,942
Independent power plants and other assets	3 – 30 years	7,176	6,596
Construction in progress	—	3,503	2,098

		90,808	87,172
Accumulated depreciation		(25,829)	(24,663)

		64,979	62,509

		$126,946	$123,759

Notes to Consolidated Financial Statements (Continued)

Note 12. Property, plant and equipment and assets held for lease (Continued)

The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	September 30, 2017	December 31, 2016
Assets held for lease	5 – 35 years	$12,287	$11,902
Land	—	230	224
Buildings, machinery and other	3 – 50 years	1,413	1,302

		13,930	13,428
Accumulated depreciation		(3,993)	(3,739)

		$9,937	$9,689

A summary of depreciation expense follows (in millions).

	First Nine Months
	2017	2016
Insurance and other	$1,636	$1,595
Railroad, utilities and energy	3,604	3,459
Finance and financial products	487	466

	$5,727	$5,520

Note 13. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	September 30, 2017	December 31, 2016
Balance at beginning of year	$79,486	$62,708
Acquisitions of businesses	1,199	17,650
Other, including foreign currency translation	197	(872)

Balance at end of period	$80,882	$79,486

Other intangible assets are summarized as follows (in millions).

	September 30, 2017		December 31, 2016
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,528	$7,554	$39,976	$6,495
Railroad, utilities and energy	974	323	898	293

	$41,502	$7,877	$40,874	$6,788

Trademarks and trade names	$5,352	$672	$5,175	$616
Patents and technology	4,487	2,605	4,341	2,328
Customer relationships	28,497	3,517	28,243	2,879
Other	3,166	1,083	3,115	965

	$41,502	$7,877	$40,874	$6,788

Amortization expense in the first nine months was $1,108 million in 2017 and $1,085 million in 2016. Intangible assets with indefinite lives were approximately $18.8 billion as of September 30, 2017 and $18.7 billion as of December 31, 2016.

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

	September 30, 2017			December 31, 2016
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$2,187	$28,494	(1)	$2,890	$26,497	(1)

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

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Equity index put options	$308	$458	$703	$(421)
Credit default	—	—	—	89

	$308	$458	$703	$(332)

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. The contracts expire between June 2018 and January 2026. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of $4.2 billion on these contracts at the contract inception dates and therefore we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $640 million at September 30, 2017 and $1.0 billion at December 31, 2016. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 3.2 years at September 30, 2017.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2017, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

In July 2016, our last remaining credit default contract was terminated by mutual agreement with the counterparty. We paid $195 million upon termination of the contract.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets and were $136 million as of September 30, 2017 and $142 million as of December 31, 2016. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $131 million as of September 30, 2017 and $145 million as of December 31, 2016. Net derivative contract assets or liabilities of our regulated utilities that are probable of recovery through rates, are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Notes to Consolidated Financial Statements (Continued)

Note 15. Supplemental cash flow information

Supplemental cash flow information follows (in millions).

	First Nine Months
	2017	2016
Cash paid during the period for:
Income taxes	$1,774	$2,237
Interest:
Insurance and other businesses	747	499
Railroad, utilities and energy businesses	2,111	2,130
Finance and financial products businesses	296	263
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	685	17,319
Equity securities exchanged in connection with business acquisition	—	4,239
Equity securities surrendered in connection with warrant exercise	4,965	—

Note 16. Unpaid losses and loss adjustment expenses

The liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under our short duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Reconciliations of the changes in claim liabilities for the nine months ending September 30, 2017 and 2016 follows (in millions).

	2017	2016
Unpaid losses and loss adjustment expenses—beginning of year:
Gross liabilities	$76,918	$73,144
Reinsurance recoverable and deferred charges	(11,385)	(10,994)

Net balance	65,533	62,150

Incurred losses and loss adjustment expenses with respect to:
Current accident year events	28,632	22,737
Prior accident years’ events	(510)	(1,453)
Retroactive reinsurance and discount accretion	11,328	1,041

Total incurred losses and loss adjustment expenses	39,450	22,325

Paid losses and loss adjustment expenses with respect to:
Current accident year events	(11,539)	(10,202)
Prior accident years’ events	(9,973)	(8,761)
Retroactive reinsurance	(762)	(857)

Total payments	(22,274)	(19,820)

Foreign currency translation adjustment	603	(158)

Unpaid losses and loss adjustment expenses—September 30:
Net balance	83,312	64,497
Reinsurance recoverable and deferred charges	16,826	10,972

Gross liabilities	$100,138	$75,469

Incurred losses and loss adjustment expenses in the preceding table reflect the losses and loss adjustment expenses recorded in earnings in each period related to insured events occurring in the current year and in prior years. We present incurred and paid losses under retroactive reinsurance contracts and discount accretion separately. Such amounts relate to prior accident years. Incurred losses with respect to current accident year events in 2017 included approximately $3 billion from hurricanes Harvey, Irma and Maria and an earthquake in Mexico that occurred in the third quarter.

Notes to Consolidated Financial Statements (Continued)

Note 16. Unpaid losses and loss adjustment expenses (Continued)

Incurred losses and loss adjustment expenses in the first nine months of 2017 and 2016 included decreases of $510 million and $1,453 million, respectively, in the estimated ultimate liabilities for prior accident years’ events. In the first nine months of 2017, we decreased prior accident years’ losses and loss adjustment expenses by $569 million with respect to primary insurance operations (primarily healthcare malpractice and workers’ compensation coverages), which was partly offset by a slight overall increase attributable to reinsurance operations. In the first nine months of 2016, we reduced estimated ultimate liabilities for prior accident years’ events for reinsurance operations ($697 million) and primary insurance ($756 million). The reductions related to reinsurance operations were primarily attributable to lower than expected reported losses, while the reductions for primary insurance primarily related to private passenger automobile, healthcare malpractice and workers’ compensation coverages.

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

Note 17. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2017.

	Weighted Average Interest Rate	September 30, 2017	December 31, 2016
Insurance and other:
Issued by Berkshire:
U.S. Dollar denominated borrowings due 2017-2047	2.8%	$10,614	$11,709
Euro denominated borrowings due 2020-2035	1.1%	8,032	5,994
Short-term subsidiary borrowings	2.9%	1,819	2,094
Other subsidiary borrowings due 2017-2045	3.6%	6,797	7,378

		$27,262	$27,175

In January 2017, Berkshire issued €1.1 billion in senior unsecured notes. The notes consisted of €550 million of 0.25% notes due in 2021 and €550 million of 0.625% notes due in 2023. In January 2017, senior notes of $1.1 billion matured. In the first nine months of 2017, the carrying value of Berkshire’s Euro denominated senior notes increased $860 million due to changes in the Euro/U.S. Dollar exchange rates. This increase produced a corresponding charge to pre-tax earnings of $860 million in the first nine months of 2017, recorded as additional non-cash interest expense, of which $263 million was recorded in the third quarter.

Notes to Consolidated Financial Statements (Continued)

Note 17. Notes payable and other borrowings (Continued)

	Weighted Average Interest Rate	September 30, 2017	December 31, 2016
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2018-2045	5.4%	$7,421	$7,818
Subsidiary and other debt due 2017-2064	4.6%	31,195	29,223
Issued by BNSF due 2017-2097	4.8%	22,531	22,044

		$61,147	$59,085

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. During the first nine months of 2017, BHE and its subsidiaries issued approximately $1.7 billion of debt with maturity dates ranging from 2022 to 2057 and a weighted average interest rate of 3.4%.

BNSF’s borrowings are primarily senior unsecured debentures. In March 2017, BNSF issued $1.25 billion of senior unsecured debentures consisting of $500 million of 3.25% debentures due in 2027 and $750 million of 4.125% debentures due in 2047. In May 2017, $650 million of BNSF debentures matured. As of September 30, 2017, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	September 30, 2017	December 31, 2016
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2018-2043	2.8%	$12,925	$14,423
Issued by other subsidiaries due 2017-2028	4.5%	156	961

		$13,081	$15,384

In January 2017, BHFC issued $1.3 billion of senior notes consisting of $950 million of floating rate notes due in 2019 and $350 million of floating rate notes due in 2020. In the first nine months of 2017, senior notes of $2.8 billion matured. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire.

As of September 30, 2017, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $9.2 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $5.5 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, at September 30, 2017, Berkshire guaranteed approximately $2.1 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2017 and December 31, 2016 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,321	$4,321	$2,752	$1,569	$—
States, municipalities and political subdivisions	1,038	1,038	—	1,038	—
Foreign governments	8,765	8,765	6,849	1,916	—
Corporate bonds	7,149	7,149	—	7,142	7
Mortgage-backed securities	983	983	—	983	—
Investments in equity securities	157,650	157,650	157,641	9	—
Investment in Kraft Heinz common stock	15,695	25,238	25,238	—	—
Other investments	3,311	3,311	—	3,311	—
Loans and finance receivables	13,593	13,886	—	17	13,869
Derivative contract assets (1)	136	136	1	19	116
Derivative contract liabilities:
Railroad, utilities and energy (1)	131	131	1	113	17
Equity index put options	2,187	2,187	—	—	2,187
Notes payable and other borrowings:
Insurance and other	27,262	28,093	—	28,093	—
Railroad, utilities and energy	61,147	68,881	—	68,881	—
Finance and financial products	13,081	13,578	—	13,577	1

December 31, 2016
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,527	$4,527	$3,099	$1,428	$—
States, municipalities and political subdivisions	1,216	1,216	—	1,216	—
Foreign governments	9,001	9,001	7,237	1,764	—
Corporate bonds	7,604	7,604	—	7,540	64
Mortgage-backed securities	1,117	1,117	—	1,117	—
Investments in equity securities	122,032	122,032	122,031	—	1
Investment in Kraft Heinz common stock	15,345	28,418	28,418	—	—
Other investments	17,256	17,256	—	—	17,256
Loans and finance receivables	13,300	13,717	—	13	13,704
Derivative contract assets (1)	142	142	5	43	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	145	145	3	114	28
Equity index put options	2,890	2,890	—	—	2,890
Notes payable and other borrowings:
Insurance and other	27,175	27,712	—	27,712	—
Railroad, utilities and energy	59,085	65,774	—	65,774	—
Finance and financial products	15,384	15,825	—	15,469	356

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ending September 30, 2017 and 2016 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Nine months ending September 30, 2017
Balance at December 31, 2016	$64	$17,257	$(2,824)
Gains (losses) included in:
Earnings	—	—	822
Other comprehensive income	1	1,156	(3)
Regulatory assets and liabilities	—	—	(5)
Acquisitions, dispositions and settlements	(58)	—	(78)
Transfers into/out of Level 3	—	(18,413)	—

Balance at September 30, 2017	$7	$—	$(2,088)

Nine months ending September 30, 2016
Balance at December 31, 2015	$100	$21,403	$(3,785)
Gains (losses) included in:
Earnings	—	2,409	(221)
Other comprehensive income	3	(2,233)	(2)
Regulatory assets and liabilities	—	—	(12)
Acquisitions, dispositions and settlements	5	(4,461)	(81)
Transfers into/out of Level 3	(1)	—	195

Balance at September 30, 2016	$107	$17,118	$(3,906)

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

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements (Continued)

As disclosed in Note 7, in the third quarter of 2017, we exercised our BAC Warrants to acquire BAC common stock. As payment of the cost to acquire the BAC common stock, we surrendered substantially all of our BAC Preferred. Additionally, we expect that RBI will redeem our RBI Preferred investment in the fourth quarter of 2017. In the second quarter of 2017, we concluded the Level 3 inputs used in the previous fair value determinations of the BAC Warrants, BAC Preferred Stock and RBI Preferred were not significant and we transferred these measurements from Level 3 to Level 2. In the third quarter of 2016, our investment in Wrigley preferred stock was redeemed.

Quantitative information as of September 30, 2017, with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Derivative contract liabilities:

Equity index put options	$2,187	Option pricing model	Volatility	18%

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

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2017 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2016	788,058	(11,680)	776,378	1,303,323,927	(1,409,762)	1,301,914,165
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(21,694)	—	(21,694)	33,134,413	—	33,134,413

Balance at September 30, 2017	766,364	(11,680)	754,684	1,336,458,340	(1,409,762)	1,335,048,578

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,644,716 shares outstanding as of September 30, 2017 and 1,644,321 shares outstanding as of December 31, 2016. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

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

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the nine months ending September 30, 2017 and 2016 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
2017
Balance at December 31, 2016	$43,176	$(5,268)	$(593)	$(17)	$37,298
Other comprehensive income, net before reclassifications	11,734	1,946	(90)	19	13,609
Reclassifications from accumulated other comprehensive income into net earnings	(803)	—	61	18	(724)

Balance at September 30, 2017	$54,107	$(3,322)	$(622)	$20	$50,183

Reclassifications into net earnings:
Investment gains/losses	$(1,235)	$—	$—	$—	$(1,235)
Other	—	—	82	32	114

Reclassifications before income taxes	(1,235)	—	82	32	(1,121)
Applicable income taxes	(432)	—	21	14	(397)

	$(803)	$—	$61	$18	$(724)

2016
Balance at December 31, 2015	$38,598	$(3,856)	$(762)	$2	$33,982
Other comprehensive income, net before reclassifications	(912)	(101)	(39)	(26)	(1,078)
Reclassifications from accumulated other comprehensive income into net earnings	(3,188)	—	59	23	(3,106)

Balance at September 30, 2016	$34,498	$(3,957)	$(742)	$(1)	$29,798

Reclassifications into net earnings:
Investment gains/losses	$(4,904)	$—	$—	$—	$(4,904)
Other	—	—	79	41	120

Reclassifications before income taxes	(4,904)	—	79	41	(4,784)
Applicable income taxes	(1,716)	—	20	18	(1,678)

	$(3,188)	$—	$59	$23	$(3,106)

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

In the third quarter of 2016, NICO entered into a definitive agreement to acquire Medical Liability Mutual Insurance Company (“MLMIC”), a writer of medical professional liability insurance domiciled in New York. MLMIC’s assets and policyholders’ surplus determined under statutory accounting principles as of June 30, 2017 were approximately $5.5 billion and $2.1 billion, respectively. The acquisition price will be based on an amount equal to the sum of: (i) the tangible book value of MLMIC at the closing date (determined under U.S. GAAP); plus (ii) $100 million. The acquisition will involve the conversion of MLMIC from a mutual company to a stock company. The closing of the transaction is subject to various regulatory approvals, customary closing conditions and the approval of the MLMIC policyholders eligible to vote on the proposed demutualization and sale. We currently expect this acquisition will be completed in early 2018.

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

On July 7, 2017, Berkshire Hathaway Energy Company (“BHE”) agreed to acquire 80.03% of the outstanding equity interests of Oncor Electric Delivery Company LLC (“Oncor”) for $9 billion pursuant to an agreement between BHE and Energy Future Holdings Corp. (“EFH”). In August 2017, the agreement to acquire Oncor was terminated by EFH.

On October 3, 2017, we entered into an investment agreement and an equity purchase agreement whereby we acquired a 38.6% interest in Pilot Travel Centers LLC, d/b/a Pilot Flying J (“Pilot Flying J”). Pilot Flying J, headquartered in Knoxville, Tennessee, is one of the largest operators of travel centers in North America, with more than 27,000 team members, 750 locations across the U.S. and Canada, and approximately $20 billion in annual revenues. The Haslam family currently owns a 50.1% interest in Pilot Flying J and a third party owns the remaining 11.3% interest. In addition, on October 3, 2017, we entered into an agreement to acquire in 2023 an additional 41.4% interest in Pilot Flying J with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner in 2023.

Notes to Consolidated Financial Statements (Continued)

Note 22. Business segment data

Our operating businesses include a large and diverse group of insurance, railroad, utilities and energy, finance, manufacturing, service and retailing businesses. Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues by segment for the third quarter and first nine months of 2017 and 2016 were as follows (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$7,543	$6,474	$21,632	$18,771
General Re	1,630	1,389	4,599	4,168
Berkshire Hathaway Reinsurance Group	2,324	1,872	15,951	5,767
Berkshire Hathaway Primary Group	1,852	1,629	5,287	4,581
Investment income	1,248	1,043	3,664	3,428

Total insurance group	14,597	12,407	51,133	36,715
BNSF	5,314	5,167	15,749	14,519
Berkshire Hathaway Energy	5,370	5,198	14,250	13,615
Manufacturing	12,819	12,082	37,654	34,837
McLane Company	12,798	12,271	37,480	36,121
Service and retailing	6,527	6,331	19,170	18,607
Finance and financial products	2,187	1,962	6,085	5,677

	59,612	55,418	181,521	160,091
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	965	3,608	1,965	5,311
Eliminations and other	(52)	(183)	(256)	(142)

	$60,525	$58,843	$183,230	$165,260

Earnings before income taxes by segment were as follows (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$(416)	$138	$(122)	$552
General Re	(504)	100	(622)	144
Berkshire Hathaway Reinsurance Group	(1,341)	(19)	(2,341)	86
Berkshire Hathaway Primary Group	52	190	473	485
Investment income	1,246	1,029	3,658	3,406

Total insurance group	(963)	1,438	1,046	4,673
BNSF	1,710	1,633	4,592	4,129
Berkshire Hathaway Energy	1,262	1,246	2,547	2,481
Manufacturing	2,002	1,981	5,428	5,150
McLane Company	45	106	202	371
Service and retailing	491	449	1,439	1,230
Finance and financial products	530	517	1,504	1,578

	5,077	7,370	16,758	19,612
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	965	3,608	1,965	5,311
Income from Kraft Heinz	252	225	800	851
Interest expense, not allocated to segments	(386)	(201)	(1,243)	(518)
Eliminations and other	(278)	(477)	(833)	(903)

	$5,630	$10,525	$17,447	$24,353

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Insurance – underwriting	$(1,439)	$272	$(1,728)	$822
Insurance – investment income	1,044	850	2,917	2,747
Railroad	1,042	1,020	2,838	2,576
Utilities and energy	963	932	1,980	1,855
Manufacturing, service and retailing	1,694	1,702	4,673	4,461
Finance and financial products	341	337	976	1,044
Investment and derivative gains/losses	623	2,347	1,270	4,593
Other	(201)	(262)	(537)	(310)

Net earnings attributable to Berkshire Hathaway shareholders	$4,067	$7,198	$12,389	$17,788

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

Our insurance businesses generated after-tax losses from underwriting in the third quarter and first nine months of 2017. Underwriting results in the third quarter of 2017 included estimated pre-tax losses of approximately $3.0 billion ($1.95 billion after-tax) attributable to three major hurricanes in the U.S. and Puerto Rico and an earthquake in Mexico. Underwriting results in 2017 also included after-tax foreign currency exchange rate losses from the revaluation of certain non-U.S. Dollar denominated reinsurance liabilities. Such after-tax losses were $80 million in the third quarter and $276 million for the first nine months of 2017 compared to gains of $46 million and $269 million in the comparable 2016 periods.

Our railroad business produced increased earnings in the third quarter (2%) and first nine months (10%) of 2017 compared to 2016, reflecting increased unit volume. Earnings of our utility and energy business were also higher in the third quarter and first nine months of 2017 compared to 2016, reflecting slightly higher pre-tax earnings and lower effective income tax rates. Earnings of our manufacturing, service and retailing businesses in the third quarter of 2017 were relatively unchanged and increased 4.8% in the first nine months compared to the same periods in 2016. Earnings in the first nine months of 2017 reflected comparatively higher earnings from several of our larger operations and the impact of businesses acquired in 2016 and 2017, partly offset by losses and impairment charges related to the disposition of a prior bolt-on acquisition by one of our manufacturing businesses.

After-tax investment and derivative gains in the third quarter and first nine months of 2017 were $623 million and $1.3 billion, respectively, and $2.3 billion in the third quarter and $4.6 billion in the first nine months of 2016. After-tax investment gains in the third quarter of 2016 included approximately $1.6 billion from the sale of our Wrigley preferred stock investment and in the first nine months of 2016 also included non-cash gains of approximately $1.9 billion related to the exchange of P&G common stock for 100% of the common stock of Duracell.

In the first nine months of 2017, net unrealized gains related to our investments in equity securities (after-tax and net of noncontrolling interests) included in other comprehensive income were approximately $10.9 billion. Beginning in 2018, unrealized gains and losses on equity securities will be included in earnings after the adoption of a new accounting standard required under U.S. GAAP. We believe that investment and derivative gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported results or evaluating our economic performance. Investment and derivative gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Other earnings in 2017 and 2016 included after-tax foreign currency exchange rate losses related to parent company Euro denominated notes payable. Such losses, which related to revaluations of the debt due to changes in exchange rates, were $172 million in the third quarter and $571 million in the first nine months of 2017 compared to $48 million in the third quarter and $107 million in the first nine months of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property, casualty, life and health risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have assumed in their own insuring activities. Our insurance and reinsurance businesses are disaggregated as follows: GEICO, General Re, Berkshire Hathaway Reinsurance Group (“BHRG”) and Berkshire Hathaway Primary Group.

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

The timing and amount of significant catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider pre-tax catastrophe losses in excess of $100 million from a current year event as significant, and in the third quarter of 2017, we had four such events. There were no significant events in 2016. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time and the unpaid loss estimates recorded as of the balance sheet date will develop upward or downward in future periods, producing corresponding decreases or increases to pre-tax earnings. Our periodic underwriting results may also include significant gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S.-based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. Foreign currency exchange rates can be volatile and the resulting impact on our underwriting earnings can be relatively significant. Underwriting results of our insurance businesses are summarized below. Amounts are in millions.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Underwriting gain (loss) attributable to:
GEICO	$(416)	$138	$(122)	$552
General Re	(504)	100	(622)	144
Berkshire Hathaway Reinsurance Group	(1,341)	(19)	(2,341)	86
Berkshire Hathaway Primary Group	52	190	473	485

Pre-tax underwriting gain (loss)	(2,209)	409	(2,612)	1,267
Income taxes and noncontrolling interests	(770)	137	(884)	445

Net underwriting gain (loss)	$(1,439)	$272	$(1,728)	$822

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which most customers apply for coverage directly to the company via the Internet or over the telephone. GEICO’s underwriting results are summarized below (dollars in millions).

	Third Quarter				First Nine Months
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,130		$6,977		$22,987		$19,771

Premiums earned	$7,543	100.0	$6,474	100.0	$21,632	100.0	$18,771	100.0

Losses and loss adjustment expenses	6,933	91.9	5,335	82.4	18,631	86.1	15,331	81.7
Underwriting expenses	1,026	13.6	1,001	15.5	3,123	14.5	2,888	15.4

Total losses and expenses	7,959	105.5	6,336	97.9	21,754	100.6	18,219	97.1

Pre-tax underwriting gain	$(416)		$138		$(122)		$552

Premiums written in the third quarter and first nine months of 2017 increased approximately $1.15 billion (16.5%) and $3.2 billion (16.3%), respectively, compared to 2016. Premiums earned in 2017 increased 16.5% in the third quarter and 15.2% in the first nine months compared to the same periods in 2016. Over the past year, voluntary auto policies-in-force grew approximately 9.9% and premiums per auto policy increased 6.0%. The increase in average premiums per policy was attributable to rate increases, coverage changes and changes in state and risk mix. Voluntary auto new business sales in 2017 increased 15.8% in the first nine months compared to the same period in 2016. Voluntary auto policies-in-force increased approximately 1,144,000 during the first nine months of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

In the third quarter and first nine months of 2017, we incurred pre-tax underwriting losses compared to pre-tax gains in the corresponding 2016 periods. In the third quarter of 2017, our underwriting results included significant losses from hurricanes Harvey and Irma. Our underwriting results in 2017 were also affected by increased average claims severities.

Losses and loss adjustment expenses in 2017 increased approximately $1.6 billion (30.0%) in the third quarter and $3.3 billion (21.5%) in the first nine months compared to the corresponding periods in 2016. Our loss ratio (the ratio of losses and loss adjustment expenses to earned premiums) for the third quarter and first nine months of 2017 increased 9.5 percentage points and 4.4 percentage points, respectively, compared to the same periods in 2016. In the third quarter of 2017, we incurred estimated losses related to hurricanes Harvey and Irma of approximately $500 million (6.6% of premiums earned in the third quarter and 2.3% in the first nine months). Average claims severities were higher in the first nine months of 2017 for property damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range). Claims frequencies in the first nine months of 2017 were relatively flat compared to 2016 for property damage, collision and bodily injury coverages and decreased about three percent for personal injury protection coverage. Losses and loss adjustment expenses in the first nine months of 2017 included pre-tax losses of $37 million from the re-estimation of liabilities for prior years’ claims compared to pre-tax gains of $382 million in 2016.

Underwriting expenses in the third quarter and first nine months of 2017 increased $25 million (2.5%) and $235 million (8.1%), respectively, compared to 2016. Our expense ratios (underwriting expenses to premiums earned) in 2017 declined 1.9 percentage points in the third quarter and 0.9 percentage points in the first nine months compared to 2016. The largest components of underwriting expenses are employee-related (salaries and benefits) and advertising, which increased at a slower rate than premiums earned.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Property/casualty	$844	$643	$2,275	$1,919	$(561)	$66	$(718)	$119
Life/health	786	746	2,324	2,249	57	34	96	25

	$1,630	$1,389	$4,599	$4,168	$(504)	$100	$(622)	$144

Property/casualty

In the third quarter and first nine months of 2017, property/casualty premiums earned increased $201 million (31%) and $356 million (19%), respectively, compared to the corresponding 2016 periods. These increases reflected higher written premiums in both direct and broker markets, primarily derived from new business and increased participations for renewal business. Despite the increase in premium volume in 2017, industry capacity dedicated to property and casualty markets remains high and price competition in most reinsurance markets persists. We continue to decline business when we believe prices are inadequate.

Our property/casualty operations incurred pre-tax underwriting losses of $561 million in the third quarter and $718 million in the first nine months of 2017 compared to pre-tax underwriting gains of $66 million and $119 million, respectively, in the comparable 2016 periods. In the third quarter of 2017, we incurred estimated losses aggregating $835 million from hurricanes Harvey, Irma and Maria and an earthquake in Mexico. In the first nine months of 2017, we also incurred estimated losses of approximately $50 million from a cyclone in Australia. Losses from catastrophe events in the first nine months of 2016 were not significant.

In the first nine months of 2017, we also increased our estimates for unpaid losses by approximately $140 million with respect to certain United Kingdom (“U.K.”) liability business written in prior years. The increase was the result of the U.K. Ministry of Justice’s decision in the first quarter to reduce the fixed discount rate required in lump sum settlement calculations of U.K. personal injury claims. The discount rate, referred to as the Ogden rate, was reduced from 2.5% to negative 0.75%. We expect this reduction in the Ogden rate will significantly increase claim costs associated with currently unsettled cases, as well as for future cases. The Ogden rate is subject to adjustment in the future at the discretion of the U.K Government and significant changes in that rate may have a significant effect on our claim liability estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Life/health

Life/health premiums earned in the third quarter and first nine months of 2017 increased $40 million (5%) and $75 million (3%), respectively, compared to 2016. The increases reflected growth in North America and several international markets. Our life/health operations produced pre-tax underwriting gains of $57 million in the third quarter and $96 million in the first nine months of 2017, increases of $23 million over the third quarter and $71 million over the first nine months of 2016. Underwriting results in 2017 reflected lower underwriting expenses and the impact of increasing liabilities for estimated premium deficiencies on certain disability business in 2016. Underwriting results in the first nine months of 2017 and 2016 also included pre-tax losses from the runoff of U.S. long-term care and disability business of $58 million and $48 million, respectively, primarily due to the periodic discount accretion on long-term care liabilities.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Property/casualty	$1,217	$1,164	$3,488	$3,358	$(927)	$40	$(1,144)	$415
Retroactive reinsurance	550	—	10,736	582	(285)	(114)	(875)	(196)
Life and annuity	557	708	1,727	1,827	(129)	55	(322)	(133)

	$2,324	$1,872	$15,951	$5,767	$(1,341)	$(19)	$(2,341)	$86

Property/casualty

In the third quarter and first nine months of 2017, premiums earned increased $53 million (5%) and $130 million (4%), respectively, compared to 2016. In the third quarter of 2017, we earned premiums on certain contracts where policy limits were fully exhausted as a result of catastrophe losses. Such premiums would have been otherwise earned in future periods. Premiums written for the first nine months of 2017 declined 5% compared to 2016. Premium rates, in our view, are generally inadequate and we have constrained our volumes.

Our pre-tax underwriting losses were $927 million in the third quarter and $1.1 billion in the first nine months of 2017. In the third quarter of 2017, we incurred estimated losses of approximately $1.45 billion related to hurricanes Harvey, Irma and Maria and an earthquake in Mexico. Underwriting results in the first nine months of 2017 also included estimated losses of $110 million from a cyclone in Australia. In the first nine months of 2016, we incurred no significant losses from catastrophe loss events. In the first nine months of 2017, we also increased estimated ultimate liabilities for prior years’ loss events by approximately $200 million, compared to reductions of such liabilities of approximately $290 million in 2016. These increases and decreases produced corresponding decreases and increases in pre-tax underwriting earnings in those periods.

Retroactive reinsurance

We periodically write retroactive reinsurance contracts, which provide indemnification of losses and loss adjustment expenses with respect to past loss events. In January 2017, NICO entered into an aggregate excess-of-loss retroactive reinsurance agreement with AIG (the “AIG Agreement”) that became effective on February 2, 2017. In connection with the AIG Agreement, we received cash premiums of $10.2 billion. As of the effective date, we also recorded losses and loss adjustment expenses incurred of $10.2 billion. Thus, on the effective date, the AIG Agreement had no effect on our pre-tax underwriting results. See Note 16 to the accompanying Consolidated Financial Statements.

Pre-tax underwriting results in 2017 included losses of $60 million in the third quarter and $251 million in the first nine months from changes in foreign currency exchange rates, which increased foreign currency denominated liabilities of U.S subsidiaries. In 2016, foreign currency exchange rate changes reduced such liabilities and resulted in pre-tax gains of $21 million in the third quarter and $198 million in the first nine months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance (Continued)

Before foreign currency gains/losses, retroactive reinsurance contracts produced pre-tax underwriting losses of $225 million and $624 million in the third quarter and first nine months of 2017, respectively, and $135 million and $394 million, respectively, in the comparable 2016 periods. The comparative increases in pre-tax losses in 2017 were primarily attributable to deferred charge amortization from contracts written over the past twelve months, including the aforementioned AIG Agreement, partly offset by comparatively lower amortization on prior years’ contracts.

Liabilities for losses and loss adjustment expenses associated with our retroactive reinsurance contracts were approximately $40.7 billion at September 30, 2017 and $24.7 billion at December 31, 2016. Unamortized deferred charges related to these contracts were approximately $13.5 billion at September 30, 2017 and $8.0 billion at December 31, 2016. The increases in such liabilities and deferred charges were primarily due to the AIG agreement.

Life and annuity

A summary of BHRG’s life and annuity underwriting results follows (in millions).

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Periodic payment annuity	$197	$367	$647	$771	$(185)	$(61)	$(528)	$(123)
Life reinsurance	355	337	1,067	1,043	11	(9)	9	5
Variable annuity guarantee	5	4	13	13	45	125	197	(15)

	$557	$708	$1,727	$1,827	$(129)	$55	$(322)	$(133)

Periodic payment annuity premiums consist of upfront consideration received under direct and assumed contracts that provide for structured settlement annuity payments, typically over very long periods. Premiums earned in the third quarter and first nine months of 2017 declined compared to the same periods in 2016, due to lower volumes. Liabilities under certain of our contracts are denominated in foreign currencies. During 2017, the value of the U.S. Dollar weakened producing pre-tax losses of $63 million in the third quarter and $173 million in the first nine months of 2017. In 2016, foreign currency exchange rate changes produced pre-tax gains of $50 million in the third quarter and $216 million in the first nine months.

Before foreign currency gains and losses, pre-tax underwriting losses from periodic payment annuity contracts were $122 million in the third quarter and $355 million in the first nine months of 2017 and $111 million and $339 million, respectively, in the third quarter and first nine months of 2016. We expect these contracts will generate pre-tax losses over time attributable to the accretion of discounted annuity liabilities. Discounted periodic payment annuity liabilities were approximately $10.9 billion at September 30, 2017, and our weighted average discount rate was approximately 4.1%.

The comparative improvements in our underwriting results in 2017 from life reinsurance reflected decreased benefit liabilities on certain blocks of business. Underwriting results from our variable annuity business (reinsurance contracts that provide guarantees on closed blocks of variable annuity business) reflected changes in liabilities for guaranteed benefits, resulting from changes in securities markets and interest rates and from the periodic recognition of expected profit margins. Our estimated liabilities for variable annuity guarantees were approximately $1.9 billion at September 30, 2017 and $2.1 billion at December 31, 2016. Periodic underwriting results from these contracts can be volatile reflecting the volatility of securities markets, interest rates and foreign currency exchange rates.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed underwriting businesses that primarily provide a variety of commercial insurance products, including healthcare malpractice, workers’ compensation, automobile, general liability, property and various specialty coverages for small, medium and large clients. The largest of these insurers include the MedPro Group, National Indemnity Company (“NICO Primary”), Berkshire Hathaway Homestate Companies (“BHHC”), Berkshire Hathaway Specialty Insurance (“BH Specialty”) and Berkshire Hathaway GUARD Insurance Companies (“GUARD”). Other BH Primary insurers include U.S. Liability Insurance Company, Applied Underwriters and Central States Indemnity Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,995		$1,828		$5,645		$5,051

Premiums earned	$1,852	100.0	$1,629	100.0	$5,287	100.0	$4,581	100.0

Losses and loss adjustment expenses	1,342	72.5	985	60.5	3,426	64.8	2,817	61.5
Underwriting expenses	458	24.7	454	27.8	1,388	26.3	1,279	27.9

Total losses and expenses	1,800	97.2	1,439	88.3	4,814	91.1	4,096	89.4

Pre-tax underwriting gain	$52		$190		$473		$485

Premiums written in the third quarter and first nine months in 2017 increased 9.1% and 11.8%, respectively, over the same periods in 2016. All of the BH Primary insurers generated increased premiums written in the first nine months of 2017, led by BH Specialty (23%), GUARD (26%) and BHHC (10%). Premiums earned increased $223 million (13.7%) in the third quarter and $706 million (15.4%) in the first nine months as compared to 2016.

The BH Primary insurers produced pre-tax underwriting gains of $52 million in the third quarter and $473 million in the first nine months of 2017. In the third quarter of 2017, losses and loss adjustment expenses included approximately $225 million (12% of premiums earned) related to hurricanes Harvey, Irma and Maria. Losses and loss adjustment expenses in the first nine months of 2017 and 2016 also included net reductions of estimated ultimate liabilities for prior years’ loss events of $606 million and $373 million, respectively, which produced corresponding increases in pre-tax underwriting gains. The gains from the development of prior years’ claim estimates in 2017 were primarily attributable to healthcare malpractice and workers’ compensation business. Many of our businesses write significant levels of liability and workers’ compensation business and the related claim costs may be subject to higher severity and longer-claims tails, which may contribute to significant claims development gains or losses in the future.

Insurance—Investment Income

A summary of net investment income generated by investments held by our insurance operations follows (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Interest income	$344	$224	$870	$668
Dividend income	902	805	2,788	2,738

Investment income before income taxes and noncontrolling interests	1,246	1,029	3,658	3,406
Income taxes and noncontrolling interests	202	179	741	659

Net investment income	$1,044	$850	$2,917	$2,747

Pre-tax investment income in the third quarter and first nine months of 2017 increased $217 million (21%) and $252 million (7%), respectively, compared to the same periods in 2016. The increases in interest income reflected higher interest rates on short-term investments and certain fixed maturity investments. We continue to hold significant amounts of cash and cash equivalents and U.S. Treasury Bills earning low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such balances.

The increases in dividend income for the third quarter and first nine months reflected increased rates, increased overall investment levels and an aggregate increase from our investments in Bank of America, partially offset by the impact of the conversion of our $3 billion investment in Dow Chemical Company (“Dow”) 8.5% preferred stock into Dow common stock at the end of 2016.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $113 billion at September 30, 2017 and $91 billion at December 31, 2016. The increase in float in the first nine months of 2017 reflected increases in net unpaid losses and loss adjustment expenses, including liabilities assumed under retroactive reinsurance contracts written in 2017, estimated liabilities related to catastrophe events, and overall growth of our insurance operations. Our pre-tax underwriting losses were approximately $2.6 billion in the first nine months of 2017 and our average cost of float was approximately 2.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows (in millions).

	September 30, 2017	December 31, 2016
Cash and cash equivalents and U.S. Treasury Bills	$68,974	$48,888
Equity securities	150,819	119,780
Fixed maturity securities	21,532	22,778
Other investments	3,303	14,364

	$244,628	$205,810

Fixed maturity securities as of September 30, 2017 were as follows (in millions).

	Amortized cost	Unrealized gains (losses)	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,942	$(6)	$3,936
States, municipalities and political subdivisions	964	50	1,014
Foreign governments	8,554	209	8,763
Corporate bonds, investment grade	5,471	413	5,884
Corporate bonds, non-investment grade	868	210	1,078
Mortgage-backed securities	753	104	857

	$20,552	$980	$21,532

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

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Revenues	$5,314	$5,167	$15,749	$14,519

Operating expenses:
Compensation and benefits	1,160	1,193	3,685	3,535
Fuel	595	533	1,777	1,359
Purchased services	608	562	1,843	1,789
Depreciation and amortization	591	534	1,756	1,584
Equipment rents, materials and other	397	462	1,335	1,379

Total operating expenses	3,351	3,284	10,396	9,646
Interest expense	253	250	761	744

	3,604	3,534	11,157	10,390

Pre-tax earnings	1,710	1,633	4,592	4,129
Income taxes	668	613	1,754	1,553

Net earnings	$1,042	$1,020	$2,838	$2,576

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Consolidated revenues in the third quarter and first nine months of 2017 were $5.3 billion and $15.7 billion, respectively, representing increases of $147 million (2.8%) and $1.23 billion (8.5%), respectively, versus the corresponding periods in 2016. Pre-tax earnings in the third quarter and first nine months of 2017 increased 4.7% and 11.2%, respectively, compared to the same periods in 2016.

In the first nine months of 2017, revenues reflected a 2.4% comparative increase in average revenue per car/unit and a 6.0% increase in volume. Our year-to-date volume was 7.6 million cars/units compared to 7.2 million in 2016. Our overall volume growth moderated in the third quarter of 2017 compared to the growth experienced in the first half of the year and we expect continued moderation in the fourth quarter. The increase in average revenue per car/unit was primarily attributable to higher fuel surcharge revenue and increased rates per car/unit.

Freight revenues from consumer products in 2017 were $1.8 billion in the third quarter and $5.2 billion in the first nine months, representing increases of 7.6% and 8.2%, respectively, compared to 2016. The revenue increases reflected volume increases of 7.4% in the third quarter and 6.3% in the first nine months as well as higher average revenue per car/unit. The volume increases were primarily attributable to improving economic conditions, normalizing of retail inventories, new services and higher market share, which benefited domestic intermodal, international intermodal and automotive volumes.

Freight revenues from industrial products in 2017 were $1.3 billion in the third quarter and $3.8 billion for the first nine months, or increases of 4.0% and 5.1%, respectively, from the comparable 2016 periods. The increases were attributable to higher average revenue per car/unit, as well as volume increases of 2.0% in the third quarter and 2.2% in the first nine months. Volumes in 2017 were higher for sand and other commodities that support drilling. In addition, broad strengthening in the industrial sector drove greater demand for steel and taconite. These volume increases were partially offset by lower petroleum products volume due to pipeline displacement of U.S. crude rail traffic as well as lower aggregates and plastics volume.

Freight revenues from agricultural products in 2017 decreased 9.4% in the third quarter to $992 million and increased 4.0% to $3.2 billion in the first nine months compared to the same periods in 2016. The decrease in the third quarter was driven by a volume decrease of 12.0% compared to 2016, partially offset by higher average revenue per car/unit. The volume decrease in the third quarter was driven by lower grain exports, partially offset by higher domestic grain. Revenue growth in the first nine months reflected higher average revenue per car/unit as well as volume increases of 0.7%. The volume growth in the first nine months of 2017 was primarily due to higher shipments of domestic grain, as well as ethanol and other grain products, partially offset by lower grain exports.

Freight revenues from coal in 2017 increased 5.9% in the third quarter to $1.0 billion and 20.7% in the first nine months to $2.9 billion compared to 2016. The increase in revenues reflected higher volumes, 1.9% in the third quarter and 12.4% year-to-date, as well as higher average revenue per car/unit. The volume increases in 2017 were due to continued effects of higher natural gas prices, which led to increased utility coal usage. This was partially offset by the effects of unit retirements of coal generating facilities, increased renewable generation and coal inventory adjustments at customer facilities.

Operating expenses in the third quarter and first nine months of 2017 were $3.4 billion and $10.4 billion, respectively, increases of $67 million (2.0%) and $750 million (7.8%), respectively, compared to the same periods in 2016. Our ratios of operating expenses to revenues decreased 0.5 percentage points to 63.1% in the third quarter and 0.4 percentage points to 66.0% for the first nine months of 2017 versus the corresponding prior year periods.

Compensation and benefits expenses decreased $33 million (2.8%) for the third quarter of 2017 and increased $150 million (4.2%) for the first nine months compared to 2016. The third quarter decrease was due to lower wages and headcount, partially offset by higher health and welfare costs and volume-related increases. The year-to-date increase was primarily due to higher health and welfare costs and volume-related increases, partially offset by lower headcount.

Fuel expenses increased $62 million (11.6%) for the third quarter of 2017 due to higher average fuel prices and lower efficiency. Fuel expenses increased $418 million (30.8%) for the first nine months compared to 2016 primarily due to higher average fuel prices and increased volumes, partially offset by improved efficiency. Purchased services increased $46 million (8.2%) in the third quarter and $54 million (3.0%) in the first nine months of 2017 as compared to 2016. The increases are due to higher purchased transportation costs of our logistics services business and a prior year insurance recovery which reduced expenses in 2016.

Depreciation and amortization expense increased $57 million (10.7%) for the third quarter of 2017 and $172 million (10.9%) for the first nine months compared to 2016 due to a larger base of depreciable assets in service. In the third quarter and first nine months of 2017, equipment rents, materials and other expense declined $65 million (14.1%) and $44 million (3.2%), respectively, compared to 2016. These declines resulted from lower personal injury and other casualty related costs offset by higher equipment related material costs.

BNSF’s effective income tax rate was 38.2% and 37.6% for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily driven by a tax rate increase enacted by the State of Illinois during the third quarter of 2017.

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

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2017	2016	2017	2016	2017	2016	2017	2016
PacifiCorp	$1,443	$1,445	$389	$365	$3,991	$3,952	$912	$867
MidAmerican Energy Company	832	806	250	241	2,209	2,031	402	389
NV Energy	1,057	997	347	345	2,412	2,335	539	495
Northern Powergrid	220	220	48	57	685	749	215	274
Natural gas pipelines	198	204	60	59	706	709	303	288
Other energy businesses	655	703	198	204	1,736	1,677	311	336
Real estate brokerage	965	823	81	89	2,511	2,162	197	187

	$5,370	$5,198			$14,250	$13,615

Earnings before corporate interest and income taxes (“EBIT”)			1,373	1,360			2,879	2,836
Corporate interest			111	114			332	355
Income taxes and noncontrolling interests			299	314			567	626

Net earnings attributable to Berkshire Hathaway shareholders			$963	$932			$1,980	$1,855

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in the third quarter were essentially unchanged and in the first nine months of 2017 increased 1% compared with the same periods in 2016. Retail revenues in the third quarter of 2017 declined slightly compared to 2016 and for the first nine months increased slightly, reflecting higher volumes, partly offset by lower average rates. In the first nine months of 2017, wholesale and other revenues increased, attributable to higher volumes and average rates.

EBIT increased $24 million (7%) in the third quarter and $45 million (5%) in the first nine months of 2017 as compared to the same periods in 2016. The comparative increases were primarily due to increased gross margins and lower operations and maintenance expenses, partially offset by increased depreciation and amortization associated with additional plant in-service.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in the third quarter and first nine months of 2017 increased $26 million (3%) and $178 million (9%), respectively, as compared to the same periods in 2016. In the third quarter and first nine months of 2017, electric operating revenues increased $15 million and $105 million, respectively, as compared to the same periods in 2016. The increase in year-to-date electric revenues was attributable to higher wholesale and other revenues ($53 million) and retail revenues ($52 million). The increase in wholesale and other electric revenues reflected comparative increases in volumes, average rates and transmission fees. The increase in retail electric revenues was primarily attributable to higher recoveries through bill riders (which are substantially offset by increases in costs of sales and operating and income tax expenses) and from non-weather usage and rate factors, partially offset by the unfavorable impact of milder temperatures in 2017. Natural gas operating revenues in the first nine months of 2017 increased $55 million compared to 2016, due primarily to higher average per-unit cost of gas sold, which is offset in cost of sales.

EBIT in the third quarter and first nine months of 2017 increased $9 million (4%) and $13 million (3%), respectively, compared to the same periods in 2016. These increases reflected comparative increases in electric gross margins of $15 million in the third quarter and $75 million in the first nine months, partially offset by increased depreciation, maintenance and other operating expenses and interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues increased $60 million (6%) in the third quarter and $77 million (3%) in the first nine months of 2017 compared to the same periods in 2016. These increases were due primarily to increases in retail electric operating revenues of $58 million in the third quarter and $81 million in the first nine months. The increases in retail electric revenues included a combination of increased rates from pass-through cost adjustments and higher volumes, partly offset by lower revenues from energy efficiency programs, which are offset by lower operating expenses. In 2017, NV Energy also experienced retail electric revenue declines from the transition of certain commercial and industrial customers electing to purchase power from alternative sources and thus becoming distribution service only customers. Natural gas operating revenue declined $15 million in the first nine months of 2017, primarily due to lower rates, partially offset by higher customer usage.

EBIT in the third quarter was relatively unchanged from the same period in 2016, as lower gross margins were offset by lower operating expenses. In the first nine months of 2017, EBIT increased $44 million (9%) compared to the same period in 2016, primarily due to lower operating and interest expenses.

Northern Powergrid

Revenues in the third quarter of 2017 were unchanged and declined $64 million (9%) in the first nine months of 2017 compared to the same periods in 2016. Unfavorable foreign currency translation effects of a comparatively stronger U.S. Dollar in the first nine months of 2017 resulted in a $66 million decline in comparative revenues, substantially all of which occurred in the first half of the year. Otherwise, the comparative declines in distribution revenues were substantially offset by higher smart metering revenue. EBIT in the third quarter and first nine months of 2017 declined $9 million (16%) and $59 million (22%), respectively, compared to the same periods in 2016. The EBIT declines were primarily due to foreign currency translation effects, as well as from higher depreciation expense attributable to additional assets placed in-service and increased pension expenses.

Natural gas pipelines

Revenues in the first nine months of 2017 declined slightly compared to the same period in 2016. In 2017, higher gas sales, primarily from system balancing activities (largely offset in cost of sales), and higher transportation revenues at Northern Natural Gas were offset by lower transportation revenues at Kern River. EBIT in the first nine months of 2017 increased $15 million (5%) compared to the same period in 2016. The increase was primarily due to a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by Kern River’s regulators in the first quarter of 2017 and from the changes in transportation revenues.

Other energy businesses

Revenues in the third quarter of 2017 declined $48 million (7%) and in the first nine months increased $59 million (4%) compared to the same periods in 2016. Revenues in 2017 reflected comparative declines of 20% in the third quarter and 13% in the first nine months from the unregulated service business and comparative increases of 4% in the third quarter and 11% in the first nine months from renewable energy. The comparative revenue increase in the first nine months of 2017 also included the effects of a decision in May 2016 by AltaLink’s regulator, which changed the timing of when construction-in-progress expenditures included in the rate base are billable to customers and earned in revenues. The decision resulted in a one-time net reduction in revenue in the second quarter of 2016, with offsetting reductions in expenses. EBIT in the first nine months of 2017 declined 7% compared to the same period in 2016, which reflected lower earnings from renewable energy and the unregulated retail services business, partly offset by increased earnings from AltaLink.

Real estate brokerage

Revenues in the third quarter and first nine months of 2017 increased 17% and 16%, respectively, as compared to the same periods in 2016. The revenue increases were primarily due to recent business acquisitions and an increase in average home sales prices for existing businesses. EBIT declined 9% in the third quarter and increased 5% in the first nine months of 2017 as compared to 2016. Earnings in 2017 reflected a favorable impact from franchise businesses, partially offset by lower earnings from brokerage businesses, which were primarily due to higher operating expenses, and lower mortgage revenue. Overall, our year-to-date 2017 pre-tax margin rate declined 0.8 percentage points compared to 2016.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. BHE’s effective income tax rates for the first nine months of 2017 and 2016 were approximately 13% and 16%, respectively. The effective tax rate in 2017 decreased primarily due to an increase in production tax credits recognized, partially offset by the impact of a decline in the United Kingdom statutory income tax rate enacted in the third quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (in millions).

	Third Quarter				First Nine Months
	Revenues		Earnings *		Revenues		Earnings *
	2017	2016	2017	2016	2017	2016	2017	2016
Manufacturing	$12,819	$12,082	$2,002	$1,981	$37,654	$34,837	$5,428	$5,150
Service and retailing	19,325	18,602	536	555	56,650	54,728	1,641	1,601

	$32,144	$30,684			$94,304	$89,565

Pre-tax earnings			2,538	2,536			7,069	6,751
Income taxes and noncontrolling interests			844	834			2,396	2,290

			$1,694	$1,702			$4,673	$4,461

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings above for the third quarter and first nine months of 2017 were $184 million and $485 million, respectively, compared to $281 million and $486 million for the third quarter and first nine months of 2016, respectively. These expenses are included in “other” in the summary of earnings on page 25 and in the “other” earnings section on page 40.

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

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2017	2016	2017	2016	2017	2016	2017	2016
Industrial products	$6,657	$6,400	$1,247	$1,347	$19,802	$18,599	$3,508	$3,534
Building products	3,124	2,841	407	362	8,983	8,149	1,057	909
Consumer products	3,038	2,841	348	272	8,869	8,089	863	707

	$12,819	$12,082	$2,002	$1,981	$37,654	$34,837	$5,428	$5,150

Aggregate revenues from manufacturing increased $737 million (6.1%) in the third quarter and $2.8 billion (8.1%) in the first nine months of 2017 compared to the same periods in 2016. Pre-tax earnings in the third quarter of 2017 were approximately $2.0 billion, relatively unchanged from the third quarter of 2016 and $5.4 billion in the first nine months, an increase of $278 million (5.4%), over earnings in the corresponding 2016 period. Operating results of our industrial products and consumer products businesses included the results of PCC and Duracell from their respective acquisition dates. Pre-tax earnings in the first nine months of 2017 included pre-tax losses of approximately $190 million in connection with the disposition of an underperforming bolt-on business acquired by Lubrizol in 2014.

Industrial products

Revenues of our industrial products businesses in the third quarter and first nine months of 2017 increased $257 million (4.0%) and $1.2 billion (6.5%), respectively, compared to the corresponding 2016 periods. Marmon and IMC produced comparative third quarter and year-to-date revenue increases. The IMC increases were primarily due to increased customer demand and unit sales. Marmon’s revenues increased 11% in the third quarter and 6% in the first nine months of 2017 versus 2016, reflecting a mixture of increases from business acquisitions and higher average metal prices. Marmon’s highway transportation, retail food and restaurant equipment businesses generated volume-based revenue growth in the third quarter, while engineered wire/cable and retail store product businesses experienced volume-based revenue declines compared to 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

PCC’s revenues in the third quarter of 2017 were relatively unchanged from 2016. PCC’s revenues increased 10% in the first nine months of 2017 compared to the eight month post-acquisition period in 2016. On a comparable full year-to-date basis, PCC’s revenues increased approximately 2% compared to 2016. In 2017, PCC produced revenue increases from structural castings, airfoils and forged products and from new business acquisitions, partly offset by lower revenues from airframe products. PCC is presently transitioning into product lines for new programs within the aerospace markets, which are expected to produce future revenue increases, but may have negative effects on revenues in the near term as prior programs wind down. Industrial gas turbine demand is expected to substantially decrease in the fourth quarter of 2017.

Lubrizol’s revenues increased 1.5% in the third quarter and first nine months compared to the same periods in 2016, primarily due to higher unit volumes. CTB’s revenues in the third quarter declined 6% and in the first nine months of 2017 increased 1% compared to 2016, reflecting relatively weak demand and selling price pressures.

Pre-tax earnings of our industrial products businesses in the third quarter and first nine months of 2017 decreased $100 million (7.4%) and $26 million (1%), respectively, compared to the same periods in 2016. The comparative decline in the third quarter earnings was primarily attributable to a reclassification to “other” earnings (see page 40) in the third quarter of 2016 of certain acquisition accounting related amortization expenses that were reflected in PCC’s pre-tax earnings in the first and second quarters of 2016. Otherwise, pre-tax earnings of our industrial products businesses in the third quarter of 2017 increased 6.9% compared to 2016. PCC’s pre-tax earnings in the third quarter of 2017 declined 5% compared to 2016, as adjusted for the aforementioned reclassification, and in first nine months of 2017, increased 5% compared to the eight month post-acquisition date period in 2016.

Pre-tax earnings from IMC and Marmon in the third quarter and first nine months of 2017 increased compared to the same periods in 2016. The increases were attributable to increased sales, ongoing expense control efforts and lower foreign currency exchange losses. Lubrizol’s pre-tax earnings increased slightly in the third quarter of 2017 and decreased 29% in the first nine months compared to the same periods in 2016. Lubrizol recognized pre-tax losses of approximately $190 million in the first nine months of 2017, substantially all of which was in the first quarter, related to the disposition of an underperforming bolt-on business and related intangible asset impairments and restructuring charges.

Building products

Revenues in the third quarter and first nine months of 2017 increased $283 million (10.0%) and $834 million (10.2%), respectively, compared to the same periods in 2016. The increases were primarily due to the effect of bolt-on business acquisitions (Shaw and MiTek) and sales volume increases (MiTek, Benjamin Moore and Johns Manville), partly offset by lower average sales prices and changes in product mix.

Pre-tax earnings in the third quarter and first nine months of 2017 increased $45 million (12.4%) and $148 million (16.3%), respectively, compared to the same periods in 2016. The comparative earnings increase in the first nine months reflected the impact of approximately $100 million in asset impairment, pension settlement and environmental claim charges recorded in 2016 by Shaw and Benjamin Moore (most of which was recorded in the first six months of 2016), and earnings from recent bolt-on acquisitions, partly offset by comparative declines in the average gross margin rates.

Consumer products

Revenues increased $197 million (6.9%) in the third quarter and $780 million (9.6%) in the first nine months of 2017 compared to the same periods in 2016. These increases were driven by comparative revenue increases from Duracell and Forest River. Duracell’s revenues in the third quarter and first nine months of 2017 increased 6% and 40%, respectively, compared to the third quarter and seven month post-acquisition date period in 2016. Forest River’s revenues increased 17% in the third quarter and 12% in the first nine months of 2017 compared to the same periods in 2016, primarily due to increases in unit sales. Apparel and footwear revenues in the first nine months of 2017 declined 1% compared to 2016.

Pre-tax earnings in the third quarter and first nine months of 2017 increased $76 million (27.9%) and $156 million (22.1%), respectively, compared to the same periods in 2016. The increases in earnings in the third quarter and first nine months of 2017 were primarily due to increased earnings from Duracell and Forest River. Duracell’s comparative results in the 2017 periods reflected significant decreases in transition costs arising from the acquisition in 2016 and otherwise improved operating results. Earnings from apparel and footwear businesses increased 9% in the third quarter and decreased 3% in the first nine months of 2017 compared to 2016. The increase in third quarter earnings was primarily due to higher earnings from our footwear businesses, while the decline in the first nine months reflected lower earnings from Fruit of the Loom, partly offset by increased earnings from the footwear businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2017	2016	2017	2016	2017	2016	2017	2016
Service	$2,775	$2,619	$315	$305	$8,184	$7,557	$926	$826
Retailing	3,752	3,712	176	144	10,986	11,050	513	404
McLane Company	12,798	12,271	45	106	37,480	36,121	202	371

	$19,325	$18,602	$536	$555	$56,650	$54,728	$1,641	$1,601

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

Revenues in the third quarter and first nine months of 2017 increased $156 million (6%) and $627 million (8%), respectively, as compared to 2016. The year-to-date revenue increase was driven by TTI, NetJets and FlightSafety. Higher unit volumes and customer demand in most geographic regions and markets drove TTI’s revenue increase in 2017. NetJets’ revenue increase reflected comparatively higher aircraft sales over the first nine months of 2017 and a 5% year-to-date increase in revenue flight hours. The revenue increase at FlightSafety was primarily due to comparative increases in training hours and equipment sales.

Pre-tax earnings in the third quarter and first nine months of 2017 increased $10 million (3%) and $100 million (12%), respectively, compared to the same periods in 2016. Earnings in the third quarter of 2017 reflected higher earnings at TTI, due to the aforementioned increase in revenues, and lower earnings from NetJets and our media businesses. The comparative increase in earnings for the first nine months of 2017 was primarily attributable to increased earnings of NetJets and TTI, partly offset by lower earnings from our media and logistics services businesses.

Retailing

Our retailing businesses include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. Our retailers also include Berkshire Hathaway Automotive (“BHA”), which includes over 80 auto dealerships, which sell new and pre-owned automobiles and offer repair and other related services and products. BHA also operates two related insurance businesses, two auto auctions and an automotive fluid maintenance products distributor.

Our other retailing businesses also include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Revenues of our retailing businesses in the third quarter of 2017 increased 1.1% and declined 0.6% in the first nine months of 2017 compared to the same periods in 2016. In the first nine months of 2017, BHA’s aggregate revenues, which represented 64% of our total retailing revenues, declined 2% compared to 2016, due primarily to lower vehicle units sold, partly offset by higher service, finance and insurance revenues. In the first nine months of 2017, revenues of our other retailers increased 2% compared to 2016.

Pre-tax earnings in the third quarter and first nine months of 2017 increased $32 million (22%) and $109 million (27%), respectively, over earnings in the corresponding 2016 periods. These increases reflected comparatively higher earnings from BHA in the third quarter and first nine months of 2017, primarily due to increased earnings from finance and insurance activities and lower selling and administrative expenses, partly offset by lower auto sales margins. Earnings of our home furnishings retailers in the third quarter of 2017 were relatively flat versus 2016 and in the first nine months increased 18% compared to 2016. The year-to date increase was attributable to a slight increase in the overall gross margin rate and lower operating expense rates. In the third quarter and first nine months of 2017, Pampered Chef produced comparatively higher earnings, primarily attributable to revenue increases and cost management efforts.

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

Revenues for the third quarter and first nine months of 2017 were approximately $12.8 billion and $37.5 billion, respectively, increases of 4.3% and 3.8%, respectively, compared to corresponding 2016 periods. The increases in revenues were primarily due to a 5% year-to-date increase in grocery business sales.

Pre-tax earnings in the third quarter and first nine months of 2017 were $45 million and $202 million, respectively, decreases of $61 million (58%) and $169 million (46%), respectively, compared to corresponding 2016 periods. The earnings declines reflected a 65% decline in year-to-date earnings from our grocery operations. Throughout 2017, significant pricing pressures and an increasingly competitive business environment negatively affected our operating results, particularly with respect to the grocery business. These conditions contributed to declining gross margin rates, which together with increased payroll and other operating expenses produced a 49 basis point decline in our overall operating margin for the first nine months of 2017.

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

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2017	2016	2017	2016	2017	2016	2017	2016
Manufactured housing and finance	$1,318	$1,099	$173	$165	$3,591	$3,057	$546	$514
Transportation equipment leasing	652	655	219	235	1,928	2,009	649	731
Other	217	208	138	117	566	611	309	333

	$2,187	$1,962	530	517	$6,085	$5,677	1,504	1,578

Income taxes and noncontrolling interests			189	180			528	534

			$341	$337			$976	$1,044

Manufactured housing and finance

Clayton Homes’ revenues in the third quarter and first nine months of 2017 increased $219 million (20%) and $534 million (17%), respectively, compared to the corresponding 2016 periods. These increases were primarily due to higher home sales, attributable to a year-to-date increase in overall unit sales (12%) and higher average prices, primarily due to sales mix changes. In 2017, home sales included a higher mix of site built homes, which have a higher land content and, therefore, unit prices tend to be higher. Gross sales margin rates for site built homes, however, are typically lower than manufactured homes. Pre-tax earnings increased $8 million (5%) in the third quarter and $32 million (6%) in the first nine months of 2017 compared to the corresponding 2016 periods. Pre-tax earnings in the third quarter of 2017 were negatively impacted by increased insurance claim costs, due primarily to hurricanes Harvey and Irma. Pre-tax earnings in the first nine months of 2017 also reflected increased earnings from manufacturing, retailing and site-built activities, comparatively lower servicing asset impairment charges and a gain from a legal settlement, partly offset by increased employee healthcare, technology, marketing and legal expenses.

Transportation equipment leasing

Transportation equipment leasing revenues in the third quarter were relatively flat and in the first nine months of 2017 declined $81 million (4%) compared to the corresponding 2016 periods. In the third quarter and first nine months of 2017, leasing revenues declined primarily due to lower railcar and trailer units on lease and lower railcar rental rates. We currently believe industry railcar capacity available for lease exceeds demand, which is contributing to lower lease rates. In the first nine months of 2017, we also experienced lower equipment sales to third parties, although sales during the third quarter of 2017 increased compared to 2016.

Pre-tax earnings in the third quarter and first nine months of 2017 declined $16 million (7%) and $82 million (11%), respectively, compared to the corresponding 2016 periods. These decreases reflected the aforementioned revenue declines and higher railcar repair and storage costs. Significant components of our operating costs, such as depreciation expense, do not vary proportionately to revenue changes and changes in revenues can disproportionately impact earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Other

Earnings from other finance activities include CORT furniture leasing, our share of the earnings of a commercial mortgage servicing business (“Berkadia”) in which we own a 50% joint venture interest, and interest and dividends from a portfolio of investments. Pre-tax earnings in the first nine months of 2017 declined $24 million compared to 2016, reflecting lower interest and dividend income from investments and lower earnings from CORT, partly offset by higher earnings from Berkadia. Other earnings also includes income from interest rate spreads charged on borrowings by a Berkshire financing subsidiary that are used to finance loans and assets held for lease. The corresponding expenses are included in the results of our manufactured housing and finance and transportation equipment leasing business groups. Pre-tax interest rate spreads charged to these businesses in the first nine months of 2017 and 2016 were $57 million and $55 million, respectively.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Investment gains/losses	$657	$3,150	$1,262	$5,643
Derivative gains/losses	308	458	703	(332)

Gains/losses before income taxes and noncontrolling interests	965	3,608	1,965	5,311
Income taxes and noncontrolling interests	342	1,261	695	718

Net gains/losses	$623	$2,347	$1,270	$4,593

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

As discussed in Note 2 to the Consolidated Financial Statements, we will adopt a new accounting standard on January 1, 2018 that will change the reporting of unrealized gains and losses on our investments in equity securities. Beginning as of that date, unrealized gains and losses on investments in equity securities will be included in our Consolidated Statements of Earnings along with realized gains from dispositions. This new standard is required to be adopted prospectively and prior years’ statements of earnings may not be restated to reflect the change. Upon adoption of this accounting standard, we will reclassify the net unrealized gains related to our investments in equity securities from accumulated other comprehensive income to retained earnings. As of September 30, 2017, accumulated after-tax net unrealized appreciation related to our equity securities was approximately $53 billion.

While the adoption of this standard will not affect our total consolidated shareholders’ equity, it will almost certainly produce a very significant increase in the volatility of our periodic net earnings given the magnitude of our existing equity securities portfolio and the inherent volatility of equity securities prices. To illustrate the impact of this standard, our other comprehensive income in the third quarter and first nine months of 2017 included after-tax net unrealized gains from equity securities of approximately $2.8 billion and $10.9 billion, respectively. Had this new standard been in effect as of the beginning 2017, these amounts would have been included in our Consolidated Statements of Earnings. However, our consolidated comprehensive income for those periods would have been unchanged.

We believe the amount of investment gains/losses included in earnings in any given quarterly or annual period typically has little analytical or predictive value. Our decisions to sell securities are not motivated by the impact that the resulting gains or losses will have on our reported earnings. Market price changes related to our investment securities will likely have a material impact on our reported earnings after 2017. Although we do not consider investment gains and losses as necessarily meaningful or useful in evaluating our quarterly or annual results of operations, we provide information concerning such gains and losses when reflected in our earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Investment gains/losses (Continued)

Pre-tax investment gains in the third quarter were $657 million in 2017 and $3.15 billion in 2016. Investment gains in the third quarter of 2016 included $2.4 billion from the disposition of our Wrigley preferred stock investment. Pre-tax investment gains in the first nine months of 2016 also included $1.1 billion realized in connection with the tax-free exchange of our shares of P&G common stock for 100% of the common stock of Duracell. Income tax expense allocated to investment gains included a benefit from the reduction of certain deferred income tax liabilities in connection with the exchange of P&G common stock for Duracell. Our after-tax gain from this transaction was approximately $1.9 billion.

Derivative gains/losses

Derivative gains/losses currently represent the changes in fair value of our equity index put option contract liabilities. The periodic changes in the fair values of these contracts are recorded in earnings and can be significant, reflecting the volatility of underlying equity markets and the changes in the inputs used to measure such liabilities. Our equity index put option contracts produced pre-tax gains of $703 million in the first nine months of 2017, which were primarily attributable to increased index values, shorter contract durations and changes in expected volatilities, partly offset by unfavorable foreign currency exchange rate changes. In the first nine months of 2016, these contracts generated pre-tax losses of $421 million, driven by lower interest rates and lower index values related to certain contracts. As of September 30, 2017, equity index put option intrinsic values were $640 million and our recorded liabilities at fair value were approximately $2.2 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates (beginning in 2018), and will be based on the intrinsic value as defined under the contracts. In July 2016, our last credit default contract was terminated. This contract produced a pre-tax gain of $89 million in the first nine months of 2016.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Kraft Heinz earnings	$215	$146	$725	$552
Acquisition accounting expenses	(196)	(290)	(518)	(550)
Corporate interest expense	(238)	(116)	(769)	(297)
Other	18	(2)	25	(15)

Net earnings (losses) attributable to Berkshire Hathaway shareholders	$(201)	$(262)	$(537)	$(310)

Our after-tax Kraft Heinz earnings includes Berkshire’s share of Kraft Heinz’s earnings attributable to common shareholders determined pursuant to the equity method. In the first nine months of 2016, Kraft Heinz earnings also included $180 million in pre-tax dividend income from our Preferred Stock investment, which was redeemed in June 2016. After-tax other earnings (losses) also include charges arising from the application of the acquisition method in connection with Berkshire’s past business acquisitions. Such charges were primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

In each of the last three years, Berkshire issued Euro-denominated debt and at September 30, 2017, the aggregate par amount outstanding was €6.85 billion. Changes in foreign currency exchange rates can produce sizable non-cash gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. After-tax corporate interest expense included foreign currency exchange rate losses in the third quarter and first nine months of 2017 of $172 million and $571 million, respectively, related to our Euro denominated debt. In 2016, after-tax corporate interest included foreign currency exchange rate losses of $48 million in the third quarter and $107 million in the first nine months. Excluding these foreign currency gains and losses, after-tax corporate interest expense in the first nine months of 2017 and 2016 was $198 million and $190 million, respectively.

Financial Condition

Our balance sheet reflects significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2017 was approximately $308.3 billion, an increase of $25.3 billion since December 31, 2016. Net earnings attributable to Berkshire shareholders in the first nine months of 2017 were $12.4 billion. Net unrealized appreciation of investments and foreign currency translation gains included in other comprehensive income in the first nine months of 2017 were approximately $10.9 billion and $1.9 billion, respectively.

At September 30, 2017, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of approximately $96.6 billion and investments (excluding our investment in Kraft Heinz) of $177.2 billion. In January 2017, Berkshire issued €1.1 billion of new senior notes and repaid $1.1 billion of maturing senior notes. Berkshire’s debt outstanding at September 30, 2017 was approximately $18.6 billion, an increase of $943 million from December 31, 2016, of which $860 million was attributable to foreign currency exchange rate changes applicable to the €6.85 billion par amount of our Euro-denominated senior notes. Berkshire term debt of $1.55 billion will mature within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In the first nine months of 2017, capital expenditures were $3.2 billion by BHE and $2.4 billion by BNSF. We forecast the aggregate capital expenditures of these businesses for the remainder of 2017 will approximate $2.6 billion and we currently expect to fund such future capital expenditures with cash on hand, cash flows from operations and debt issuances.

BNSF’s outstanding debt approximated $22.5 billion as of September 30, 2017, an increase of $487 million since December 31, 2016. In March 2017, BNSF issued $1.25 billion of senior unsecured debentures with $500 million due in 2027 and $750 million due in 2047. BNSF debentures totaling $650 million par amount will mature in March 2018. Outstanding borrowings of BHE and its subsidiaries were approximately $38.6 billion at September 30, 2017, an increase of $1.6 billion since December 31, 2016. During the first nine months of 2017, BHE and its subsidiaries issued approximately $1.7 billion of debt with maturity dates ranging from 2022 to 2057. Within the next twelve months, approximately $2.8 billion of BHE and subsidiary term debt will mature. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Finance and financial products assets were approximately $40.3 billion as of September 30, 2017, a decrease of $1.4 billion from December 31, 2016. Finance assets consist primarily of loans and finance receivables, various types of property held for lease, cash, cash equivalents and U.S. Treasury Bills. Finance and financial products liabilities declined $2.76 billion to approximately $17.0 billion as of September 30, 2017. The decrease was primarily due to a reduction in borrowings of approximately $2.3 billion, reflecting repayments of $3.6 billion, partly offset by $1.3 billion of senior unsecured notes issued in January by a wholly-owned financing subsidiary, Berkshire Hathaway Finance Corporation (“BHFC”). The new BHFC notes mature in 2019 and 2020. BHFC’s outstanding borrowings were $12.9 billion at September 30, 2017. In the first six months of 2018, $4.1 billion of BHFC senior notes will mature. BHFC’s senior note borrowings are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

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

The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events and claim settlements. Actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet. As previously discussed, we entered into a retroactive reinsurance agreement with AIG, which became effective in February 2017. In connection with this agreement, we recorded liabilities of $16.4 billion for unpaid losses and loss adjustment expenses, representing our current estimate of the claims we ultimately expect to pay under the agreement. We estimate future payments under this agreement as follows: 2020-2021 – $3.6 billion and thereafter – $12.8 billion; however, as generally noted above, actual payments under this agreement will likely vary, perhaps materially, from these estimates. Further, our liabilities for unpaid losses and loss adjustment expenses increased an additional $6.8 billion during the first nine months of 2017 due to various factors, including catastrophe loss events during the third quarter of 2017 and overall growth in our primary insurance businesses.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2017 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our Consolidated Balance Sheet as of September 30, 2017 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of approximately $100 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2017 includes goodwill of acquired businesses of approximately $81 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2016. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2017, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first nine months of 2017.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the nine-month periods ended September 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 3, 2017	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer