Form 10-Q
period 2018-03-31
BERKSHIRE HATHAWAY INC
filed 2018-05-07
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 27, 2018:

Class A —	747,677
Class B —	1,346,076,963

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$50,559	$25,460
Short-term investments in U.S. Treasury Bills	48,040	78,515
Investments in fixed maturity securities	19,920	21,353
Investments in equity securities	166,658	164,026
Investment in The Kraft Heinz Company (Fair Value: 2018 – $20,272; 2017 – $25,306)	17,687	17,635
Receivables	30,906	28,578
Inventories	16,244	16,187
Property, plant and equipment	23,807	20,104
Goodwill	55,079	54,985
Other intangible assets	32,260	32,518
Deferred charges under retroactive reinsurance contracts	15,007	15,278
Other	11,939	11,158

	488,106	485,797

Railroad, Utilities and Energy:
Cash and cash equivalents	3,550	2,910
Property, plant and equipment	128,385	128,184
Goodwill	24,766	24,780
Regulatory assets	2,987	2,950
Other	15,394	15,589

	175,082	174,413

Finance and Financial Products:
Cash and cash equivalents	3,772	3,213
Short-term investments in U.S. Treasury Bills	2,641	5,856
Loans and finance receivables	13,845	13,748
Property, plant and equipment and assets held for lease	9,920	9,931
Goodwill	1,492	1,493
Other	7,793	7,644

	39,463	41,885

	$702,651	$702,095

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$62,094	$61,122
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	42,344	42,937
Unearned premiums	18,448	16,040
Life, annuity and health insurance benefits	17,935	17,608
Other policyholder liabilities	7,864	7,654
Accounts payable, accruals and other liabilities	25,782	23,099
Notes payable and other borrowings	25,663	27,324

	200,130	195,784

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	10,786	11,334
Regulatory liabilities	7,599	7,511
Notes payable and other borrowings	62,667	62,178

	81,052	81,023

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,566	1,470
Derivative contract liabilities	2,378	2,172
Notes payable and other borrowings	10,755	13,085

	14,699	16,727

Income taxes, principally deferred	55,718	56,607

Total liabilities	351,599	350,141

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,681	35,694
Accumulated other comprehensive income	(2,477)	58,571
Retained earnings	315,952	255,786
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	347,401	348,296
Noncontrolling interests	3,651	3,658

Total shareholders’ equity	351,052	351,954

	$702,651	$702,095

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2018	2017
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$ 13,373	$ 21,753
Sales and service revenues	31,623	30,229
Interest, dividend and other investment income	1,315	1,162

	46,311	53,144

Railroad, Utilities and Energy operating and other revenues	10,102	9,378

Finance and Financial Products:
Sales and service revenues	1,693	1,498
Interest, dividend and other investment income	367	350

	2,060	1,848

Total revenues	58,473	64,370

Investment and derivative contract gains/losses:
Investments gains (losses)	(7,809)	315
Derivative contract gains (losses)	(206)	460

	(8,015)	775

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	8,963	18,566
Life, annuity and health insurance benefits	1,287	1,227
Insurance underwriting expenses	2,604	2,339
Cost of sales and services	25,415	24,360
Selling, general and administrative expenses	4,024	4,116
Interest expense	390	270

	42,683	50,878

Railroad, Utilities and Energy:
Cost of sales and operating expenses	7,401	6,754
Interest expense	710	693

	8,111	7,447

Finance and Financial Products:
Cost of sales and services	1,029	867
Selling, general and administrative expenses	467	442
Interest expense	92	104

	1,588	1,413

Total costs and expenses	52,382	59,738

Earnings (loss) before income taxes and equity method earnings	(1,924)	5,407
Equity method earnings	401	281

Earnings (loss) before income taxes	(1,523)	5,688
Income tax expense (benefit)	(452)	1,549

Net earnings (loss)	(1,071)	4,139
Earnings attributable to noncontrolling interests	67	79

Net earnings (loss) attributable to Berkshire Hathaway shareholders	$ (1,138)	$ 4,060

Net earnings (loss) per average equivalent Class A share	$ (692)	$ 2,469
Net earnings (loss) per average equivalent Class B share*	$ (0.46)	$ 1.65
Average equivalent Class A shares outstanding	1,644,958	1,644,425
Average equivalent Class B shares outstanding	2,467,436,888	2,466,636,938

*	Net earnings (loss) per average equivalent Class B share outstanding are one-fifteen-hundredth of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2018	2017
	(Unaudited)
Net earnings (loss)	$(1,071)	$4,139

Other comprehensive income:
Net change in unrealized appreciation of investments	(45)	8,377
Applicable income taxes	(2)	(2,872)
Reclassification of investment appreciation in net earnings	(221)	(305)
Applicable income taxes	46	107
Foreign currency translation	601	558
Applicable income taxes	(6)	(69)
Prior service cost and actuarial gains/losses of defined benefit pension plans	(24)	(10)
Applicable income taxes	17	7
Other, net	(31)	3

Other comprehensive income, net	335	5,796

Comprehensive income	(736)	9,935
Comprehensive income attributable to noncontrolling interests	75	103

Comprehensive income attributable to Berkshire Hathaway shareholders	$(811)	$9,832

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2016	$35,689	$37,298	$210,846	$(1,763)	$3,358	$285,428
Net earnings	—	—	4,060	—	79	4,139
Other comprehensive income, net	—	5,772	—	—	24	5,796
Issuance of common stock	34	—	—	—	—	34
Transactions with noncontrolling interests	(16)	—	—	—	(32)	(48)

Balance at March 31, 2017	$35,707	$43,070	$214,906	$(1,763)	$3,429	$295,349

Balance at December 31, 2017	$35,702	$58,571	$255,786	$(1,763)	$3,658	$351,954
Adoption of new accounting pronouncements	—	(61,375)	61,304	—	—	(71)
Net earnings (loss)	—	—	(1,138)	—	67	(1,071)
Other comprehensive income, net	—	327	—	—	8	335
Issuance of common stock	24	—	—	—	—	24
Transactions with noncontrolling interests	(37)	—	—	—	(82)	(119)

Balance at March 31, 2018	$35,689	$(2,477)	$315,952	$(1,763)	$3,651	$351,052

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(1,071)	$4,139
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment gains/losses	7,809	(315)
Depreciation and amortization	2,387	2,243
Other	(1)	120
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	69	16,900
Deferred charges reinsurance assumed	271	(5,783)
Unearned premiums	2,352	1,829
Receivables and originated loans	(2,186)	(1,197)
Other assets	(881)	(339)
Other liabilities	(392)	(753)
Income taxes	(801)	1,451

Net cash flows from operating activities	7,556	18,295

Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(13,037)	(45,342)
Purchases of equity securities	(14,765)	(10,590)
Sales of U.S. Treasury Bills and fixed maturity securities	13,577	10,048
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	35,088	23,990
Sales and redemptions of equity securities	4,240	3,452
Purchases of loans and finance receivables	(41)	(52)
Collections of loans and finance receivables	100	97
Acquisitions of businesses, net of cash acquired	(112)	(1,599)
Purchases of property, plant and equipment	(2,589)	(2,355)
Other	(153)	(181)

Net cash flows from investing activities	22,308	(22,532)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	17	1,203
Proceeds from borrowings of railroad, utilities and energy businesses	3,613	2,094
Proceeds from borrowings of finance businesses	20	1,298
Repayments of borrowings of insurance and other businesses	(1,840)	(1,130)
Repayments of borrowings of railroad, utilities and energy businesses	(1,221)	(446)
Repayments of borrowings of finance businesses	(2,352)	(1,068)
Changes in short term borrowings, net	(1,929)	87
Other	(102)	(23)

Net cash flows from financing activities	(3,794)	2,015

Effects of foreign currency exchange rate changes	92	61

Increase (decrease) in cash and cash equivalents and restricted cash	26,162	(2,161)
Cash and cash equivalents and restricted cash at beginning of year	32,212	28,643

Cash and cash equivalents and restricted cash at end of first quarter *	$58,374	$26,482

* Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$25,460	$23,581
Railroad, Utilities and Energy	2,910	3,939
Finance and Financial Products	3,213	528
Restricted cash, included in other assets	629	595

	$32,212	$28,643

End of first quarter—
Insurance and Other	$50,559	$18,362
Railroad, Utilities and Energy	3,550	5,584
Finance and Financial Products	3,772	2,017
Restricted cash, included in other assets	493	519

	$58,374	$26,482

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes, the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”), which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Changes to those policies due to the adoption of new accounting standards effective January 1, 2018 are described in Note 2. Certain immaterial amounts in 2017 related to equity method earnings were reclassified to conform to current presentations.

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Changes in market prices of the equity securities we own can produce significant effects on our consolidated shareholders’ equity. Beginning in 2018, those effects are included in our Consolidated Statements of Earnings, whereas in pre-2018 periods, such effects were included in other comprehensive income. In addition, changes in the fair values of certain derivative contract liabilities and gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies can cause significant variations in periodic net earnings.

Note 2. New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) and Accounting Standards Codification (“ASC”) 606 – “Revenues from Contracts with Customers” (“ASC 606”). A summary of the effects of the initial adoption of ASU 2016-01, ASU 2018-02 and ASC 606 follows (in millions).

	ASU 2016-01	ASU 2018-02	ASC 606	Total
Increase (decrease):
Assets	$—	$—	$3,382	$3,382
Liabilities	—	—	3,453	3,453
Accumulated other comprehensive income	(61,459)	84	—	(61,375)
Retained earnings	61,459	(84)	(71)	61,304
Shareholders’ equity	—	—	(71)	(71)

With respect to ASU 2016-01, we reclassified net after-tax unrealized gains on equity securities as of January 1, 2018 from accumulated other comprehensive income to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total shareholders’ equity that we would have otherwise recorded. Beginning in 2018, we are including unrealized gains and losses arising from the changes in the fair values of our equity securities as a component of investment gains in the Consolidated Statements of Earnings. ASU 2016-01 prohibited the restatement of prior year financial statements and for periods ending prior to 2018, unrealized gains and losses from the changes in fair value of available-for-sale equity securities were recorded in other comprehensive income.

We also reclassified the stranded deferred income taxes in accumulated other comprehensive income as of January 1, 2018 to retained earnings in connection with our adoption of ASU 2018-02. These stranded deferred income tax effects arose from the reduction in the U.S. statutory income tax rate under the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017. Prior year financial statements were not restated. The effect of the reduction in the statutory income tax rate on accumulated other comprehensive income items was recorded in earnings in December 2017.

We adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of the adoption was recorded as an adjustment to retained earnings. Prior year financial statements were not restated. The initial adoption of ASC 606 resulted in an increase to both assets (primarily property, plant and equipment) and other liabilities and a relatively minor reduction in retained earnings as of the beginning of 2018. ASC 606 also provides for certain other disclosures which are included in Note 3.

Notes to Consolidated Financial Statements (Continued)

Note 2. New accounting pronouncements (Continued)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases.” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term and also requires additional qualitative and quantitative disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption of ASU 2017-04, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over fair value, limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.

Note 3. Revenues from contracts with customers

As discussed in Note 2, we adopted ASC 606 “Revenues from Contracts with Customers” on January 1, 2018. Our revenue recognition practices under ASC 606 do not differ materially from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers. Our accounting policies related to revenue from contracts with customers follow.

We manufacture and/or distribute a wide variety of industrial, building and consumer products. Our sales contracts provide customers with manufactured products and goods acquired for resale through wholesale and retail channels in exchange for consideration specified under the contracts. Contracts generally represent customer orders for individual products at stated prices. Sales contracts may contain either single or multiple performance obligations. In instances where contracts contain multiple performance obligations, we allocate the expected consideration to each obligation based on the relative stand-alone selling prices of each product or service.

Expected consideration (and therefore revenue) reflects reductions for returns, allowances, volume discounts and other incentives, some of which may be contingent on future events. In certain customer contracts of our grocery distribution business, consideration includes certain state and local excise taxes billed to customers on specified products when those taxes are levied directly upon us by the taxing authorities. Expected consideration excludes sales and value-added taxes collected on behalf of taxing authorities. Revenue includes consideration for shipping and other fulfillment activities performed prior to the customer obtaining control of the goods. We also elect to treat consideration for such services performed after control has passed to the customer as fulfillment activities.

Our product sales revenues are predominantly recognized at a point in time when control of the product transfers to the customer, which coincides with customer pickup or product delivery or acceptance, depending on terms of the arrangement. We recognize sales revenues and related costs with respect to certain contracts over time, primarily from certain castings, forgings and aerostructures contracts. Control of the product units under these contracts transfers continuously to the customer as the product is manufactured, given the products generally have no alternative use and the contract requires the customer to provide reasonable compensation if terminated for reasons other than breach of contract.

Our energy revenue derives primarily from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Our nonregulated energy revenue primarily relates to our renewable energy business.

Energy revenues recognized are equivalent to the amounts we have the right to invoice as it corresponds directly with the value to the customer of the performance to date and includes billed and unbilled amounts. As of March 31, 2018 and December 31, 2017, trade receivables, net included in other assets on the Consolidated Balance Sheets relate substantially to customer revenue, and includes unbilled revenue of $582 million and $665 million, respectively. Payments from customers are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price, as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Notes to Consolidated Financial Statements (Continued)

Note 3. Revenues from contracts with customers (Continued)

Service revenues mainly derive from contracts with customers in which performance obligations are satisfied over time, including instances where customers receive and consume benefits as we perform the services. Revenues under such contracts are recorded over time. Service revenues primarily derive from contracts for freight rail transportation, real estate brokerage, automotive repair, aircraft management, aviation training and news distribution services.

The primary performance obligation under our freight rail transportation service contracts is to move freight from a point of origin to a point of destination for its customers. The performance obligations are represented by bills of lading which create a series of distinct services that have a similar pattern of transfer to the customer. The revenues for each performance obligation are based on various factors including the product being shipped, the origin and destination pair, and contract incentives which are outlined in various private rate agreements, common carrier public tariffs, interline foreign road agreements and pricing quotes. The transaction price is generally a per car amount to transport railcars from a specified origin to a specified destination. Freight revenues are recognized over time as the service is performed because the customer simultaneously receives and consumes the benefits of the service. Revenues recognized represent the proportion of the service completed as of the balance sheet date. Invoices for freight transportation services are generally issued to customers and paid within thirty days or less. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments.

Prior to January 1, 2018, we recognized revenues from the sales of fractional ownership interests in aircraft over the terms of the related management services agreements, as the transfers of the ownership interests were inseparable from the management services agreements. These agreements also include provisions that require us to repurchase the fractional interest at fair market value at contract termination or upon the customer’s request following the minimum commitment period. ASC 606 provides that such contracts are subject to accounting guidance for lease contracts and not ASC 606. The principal effects of this re-characterization were to increase both assets (primarily property, plant and equipment) and other liabilities by approximately $3.5 billion with a small reduction to retained earnings as of January 1, 2018. The re-categorization of these contracts as operating leases did not have a significant effect on our consolidated revenues or earnings for the first three months of 2018.

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the three months ended March 31, 2018 (in millions). Other revenues included in our consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and lease income which are not within the scope of ASC 606.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Finance and Financial Products	Insurance, Corporate and other	Total
Manufactured products:
Industrial and commercial products	$6,393	$—	$54	$—	$—	$161	$—	$6,608
Building products	2,919	—	—	—	—	1	—	2,920
Consumer products	2,848	—	—	—	—	848	—	3,696
Grocery and convenience store distribution	—	8,512	—	—	—	—	—	8,512
Food and beverage distribution	—	3,643	—	—	—	—	—	3,643
Auto sales	—	—	1,931	—	—	—	—	1,931
Other retail and wholesale distribution	496	—	2,694	—	—	20	—	3,210
Service	218	17	942	5,580	700	8	—	7,465
Electricity and natural gas	—	—	—	—	3,524	—	—	3,524

Total	12,874	12,172	5,621	5,580	4,224	1,038	—	41,509
Other revenue	38	17	939	10	288	1,022	14,650	16,964

	$12,912	$12,189	$6,560	$5,590	$4,512	$2,060	$14,650	$58,473

Notes to Consolidated Financial Statements (Continued)

Note 3. Revenues from contracts with customers (Continued)

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of March 31, 2018 follows (in millions). Such contracts relate to our utilities and energy businesses.

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$1,007	$4,352	$5,359

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2018 and December 31, 2017 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
U.S. Treasury, U.S. government corporations and agencies	$3,633	$11	$(36)	$3,608
States, municipalities and political subdivisions	737	30	(8)	759
Foreign governments	7,837	83	(32)	7,888
Corporate bonds	6,308	519	(8)	6,819
Mortgage-backed securities	761	88	(3)	846

	$19,276	$731	$(87)	$19,920

December 31, 2017
U.S. Treasury, U.S. government corporations and agencies	$3,975	$4	$(26)	$3,953
States, municipalities and political subdivisions	847	19	(12)	854
Foreign governments	8,572	274	(24)	8,822
Corporate bonds	6,279	588	(5)	6,862
Mortgage-backed securities	772	92	(2)	862

	$20,445	$977	$(69)	$21,353

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2018, approximately 89% of foreign government holdings were rated AA or higher by at least one of the major rating agencies.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2018 are summarized below by contractual maturity dates. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$7,178	$9,884	$460	$993	$761	$19,276
Fair value	7,227	9,982	515	1,350	846	19,920

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2018 and December 31, 2017 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2018 *
Banks, insurance and finance	$25,986	$ 50,091	$76,077
Consumer products	38,130	23,864	61,994
Commercial, industrial and other	21,714	13,191	34,905

	$85,830	$ 87,146	$172,976

*

Approximately 68% of the aggregate fair value was concentrated in five companies (American Express Company – $14.1 billion; Apple Inc. – $40.7 billion; Bank of America Corporation – $21.0 billion; The Coca-Cola Company – $17.4 billion and Wells Fargo & Company – $25.2 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2017 *
Banks, insurance and finance	$25,783	$ 55,026	$80,809
Consumer products	25,177	25,698	50,875
Commercial, industrial and other	23,716	15,140	38,856

	$74,676	$ 95,864	$170,540

*

Approximately 65% of the aggregate fair value was concentrated in five companies (American Express Company – $15.1 billion; Apple Inc. – $28.2 billion; Bank of America Corporation – $20.7 billion; The Coca-Cola Company – $18.4 billion and Wells Fargo & Company – $29.3 billion).

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2018	December 31, 2017
Insurance and other	$166,658	$164,026
Railroad, utilities and energy *	1,755	1,961
Finance and financial products *	4,563	4,553

	$172,976	$170,540

*	Included in other assets.

Note 6. Equity Method Investments

Berkshire holds investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these is our investment in the common stock of The Kraft Heinz Company (“Kraft Heinz”). Kraft Heinz is one of the world’s largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Berkshire currently owns 325,442,152 shares of Kraft Heinz common stock representing 26.7% of the outstanding shares. The carrying value of this investment was approximately $17.7 billion at March 31, 2018 and $17.6 billion at December 31, 2017. Our earnings determined under the equity method during the first quarter of 2018 were $265 million and $239 million in the first quarter of 2017. We received dividends on the common stock of $203 million during the first quarter of 2018 and $195 million in 2017, which we recorded as reductions of our investment.

Notes to Consolidated Financial Statements (Continued)

Note 6. Equity Method Investments (Continued)

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	March 31, 2018	December 30, 2017
Assets	$120,787	$120,232
Liabilities	54,324	53,985
	First Quarter
	2018	2017
Sales	$6,304	$ 6,324

Net earnings attributable to Kraft Heinz common shareholders	$993	$ 893

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC, d/b/a Pilot Flying J (“Pilot Flying J”), and Electric Transmission Texas (“ETT”). Our investments in these entities were approximately $3.5 billion as of March 31, 2018 and $3.4 billion as of December 31, 2017 and were included in other assets. Our equity method earnings in these entities for the first quarter were $136 million in 2018 and $42 million in 2017. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. We support the commercial paper with a surety policy issued by a Berkshire insurance subsidiary. Leucadia is obligated to indemnify us for one-half of any losses incurred under the policy. We also own a 50% ownership interest in ETT through a subsidiary of Berkshire Hathaway Energy Company. ETT owns and operates electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest.

On October 3, 2017, we entered into an investment agreement and an equity purchase agreement whereby we acquired a 38.6% interest in Pilot Flying J, headquartered in Knoxville, Tennessee. Pilot Flying J is one of the largest operators of travel centers in North America, with more than 27,000 team members, 750 locations across the U.S. and Canada, and approximately $20 billion in annual revenues. The Haslam family currently owns a 50.1% interest in Pilot Flying J and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire in 2023 an additional 41.4% interest in Pilot Flying J with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot Flying J in 2023.

Note 7. Income taxes

Our consolidated effective income tax rates for the first quarter of 2018 and 2017 were 29.7% and 27.2%, respectively. Our effective income tax rate normally reflects recurring benefits from: (a) dividends received deductions applicable to certain investments in equity securities and (b) income production tax credits related to wind-powered electricity generation placed in service in the U.S. In 2018, our effective income tax rate reflects the U.S. statutory rate of 21%, while the rate for 2017 reflects the U.S. statutory rate of 35%. Our periodic effective income tax rate is also affected by the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”) to provide clarification in implementing the Tax Cuts and Jobs Act of 2017 (“TCJA”) when registrants do not have the necessary information available to complete the accounting for an element of the TCJA in the period of its enactment. SAB 118 provides for tax amounts to be classified as provisional and subject to remeasurement for up to one year from the enactment date for such elements when the accounting effect is not complete, but can be reasonably estimated. We consider our estimate of the tax on accumulated undistributed earnings of foreign subsidiaries to be provisional and subject to remeasurement when we obtain the necessary additional information to complete the accounting. While we believe our estimate is reasonable, it will take additional time to validate the inputs to the foreign earnings and profits calculations, the basis on which the repatriation tax is determined, and how the applicable states will address the U.S. repatriation tax. We currently expect that our accounting for the repatriation tax under the TCJA will be completed by the end of 2018.

Notes to Consolidated Financial Statements (Continued)

Note 8. Investment gains/losses

A summary of investment gains and losses in the first quarter of 2018 and 2017 follows (in millions).

	2018	2017
Equity securities:
Investment gains and losses during 2018 on securities sold in 2018	$ (240)	$—
Unrealized investment gains and losses on securities held at the end of the period	(7,807)	—
Gross realized gains	—	425
Gross realized losses	—	(125)

	(8,047)	300

Fixed maturity securities:
Gross realized gains	359	11
Gross realized losses	(138)	(6)
Other	17	10

	$(7,809)	$315

We recognize investment gains and losses when we sell or otherwise dispose of such securities. Beginning in 2018, equity security investment gains and losses also include unrealized gains and losses from changes in market prices during the period. See Note 2. Prior to 2018, we recorded the changes in unrealized gains and losses on our investments in equity securities in other comprehensive income.

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2018	December 31, 2017
Insurance premiums receivable	$12,570	$11,058
Reinsurance recoverable on unpaid losses	3,048	3,201
Trade receivables	12,568	11,756
Other	3,078	2,925
Allowances for uncollectible accounts	(358)	(362)

	$30,906	$28,578

A summary of loans and finance receivables of our finance and financial products businesses follows (in millions).

	March 31, 2018	December 31, 2017
Loans and finance receivables before allowances and discounts	$14,209	$14,126
Allowances for uncollectible loans	(179)	(180)
Unamortized acquisition discounts	(185)	(198)

	$13,845	$13,748

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses in the first quarter of 2018 and 2017 were $34 million and $38 million, respectively. Loan charge-offs, net of recoveries, in the first quarter were $35 million in 2018 and $43 million in 2017. At March 31, 2018, approximately 98% of the loan balances were evaluated collectively for impairment. As part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2018, we considered approximately 99% of the loan balances to be performing and approximately 96% of the loan balances to be current as to payment status. In June 2017, we agreed to provide a Canada-based financial institution with a C$2 billion (approximately $1.55 billion) one-year secured revolving credit facility. The agreement expires on June 29, 2018. There was no outstanding loan balance as of March 31, 2018.

Notes to Consolidated Financial Statements (Continued)

Note 10. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2018	December 31, 2017
Raw materials	$3,094	$2,997
Work in process and other	2,228	2,315
Finished manufactured goods	4,188	4,179
Goods acquired for resale	6,734	6,696

	$16,244	$16,187

Note 11. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions). In conjunction with the adoption of ASC 606, we recorded a net asset of approximately $3.5 billion in aircraft sold under fractional aircraft ownership programs in machinery and equipment. Such amount consisted of cost of approximately $5.3 billion and accumulated depreciation of $1.8 billion. We also recorded other liabilities of approximately $3.5 billion for estimated repurchase obligations and unearned lease revenues, substantially offsetting the amount recorded in machinery and equipment. See Note 2.

	March 31, 2018	December 31, 2017
Land	$2,310	$ 2,292
Buildings and improvements	8,961	8,810
Machinery and equipment	27,707	21,935
Furniture, fixtures and other	4,493	4,387

	43,471	37,424
Accumulated depreciation	(19,664)	(17,320)

	$23,807	$20,104

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2018	December 31, 2017
Railroad:
Land	$6,090	$6,088
Track structure and other roadway	51,652	51,320
Locomotives, freight cars and other equipment	12,600	12,543
Construction in progress	943	989

	71,285	70,940
Accumulated depreciation	(8,954)	(8,627)

	62,331	62,313

Utilities and energy:
Utility generation, transmission and distribution systems	75,068	74,660
Interstate natural gas pipeline assets	7,230	7,176
Independent power plants and other assets	7,622	7,499
Construction in progress	2,735	2,556

	92,655	91,891
Accumulated depreciation	(26,601)	(26,020)

	66,054	65,871

	$128,385	$128,184

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

	March 31, 2018	December 31, 2017
Assets held for lease	$12,337	$12,318
Land	232	231
Buildings, machinery and other	1,464	1,444

	14,033	13,993
Accumulated depreciation	(4,113)	(4,062)

	$9,920	$9,931

A summary of depreciation expense for the first quarters of 2018 and 2017 follows (in millions).

	First Quarter
	2018	2017
Insurance and other	$649	$542
Railroad, utilities and energy	1,225	1,175
Finance and financial products	161	159

	$2,035	$1,876

Note 12. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31, 2018	December 31, 2017
Balance at beginning of year	$81,258	$79,486
Acquisitions of businesses	52	1,545
Other, including foreign currency translation	27	227

Balance at end of period	$81,337	$81,258

Other intangible assets are summarized as follows (in millions).

	March 31, 2018		December 31, 2017
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,317	$8,057	$40,225	$7,707
Railroad, utilities and energy	993	334	988	324

	$41,310	$8,391	$41,213	$8,031

Trademarks and trade names	$5,394	$710	$5,381	$692
Patents and technology	4,383	2,579	4,341	2,493
Customer relationships	28,353	3,943	28,322	3,722
Other	3,180	1,159	3,169	1,124

	$41,310	$8,391	$41,213	$8,031

Amortization expense in the first quarter was $352 million in 2018 and $367 million in 2017. Intangible assets with indefinite lives were approximately $18.9 billion as of March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts

We are party to derivative contracts primarily through our finance and financial products and our utilities and energy businesses. Currently, the derivative contracts of our finance and financial products businesses consist of equity index put option contracts written between 2004 and 2008. The liabilities and related notional values of such contracts follows (in millions).

	March 31, 2018			December 31, 2017
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$2,378	$29,479	(1)	$2,172	$28,753	(1)

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

We record derivative contract liabilities at fair value and include the changes in the fair values of such contracts in earnings as derivative contract gains/losses. A summary of derivative contract gains/losses included in our Consolidated Statements of Earnings in the first quarter of 2018 and 2017 follows (in millions).

	First Quarter
	2018	2017
Equity index put options	$(206)	$460

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. The contracts expire between June 2018 and January 2026. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of $4.2 billion on these contracts at the contract inception dates and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was approximately $1.0 billion at March 31, 2018 and $789 million at December 31, 2017. These contracts may not be unilaterally terminated or fully settled before the expiration dates and the ultimate amount of cash basis gains or losses on these contracts will not be determined until the contract expiration dates. The remaining weighted average life of all contracts was approximately 2.7 years at March 31, 2018.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2018, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. We may use forward purchases and sales, futures, swaps and options to manage a portion of these price risks. Derivative contract assets included in other assets were $141 million as of March 31, 2018 and $142 million as of December 31, 2017. Derivative contract liabilities included in other liabilities were $105 million as of March 31, 2018 and $82 million as of December 31, 2017. Most of the net derivative contract assets or liabilities of our regulated utilities are probable of recovery through rates and are offset by regulatory liabilities or assets. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

Supplemental cash flow information follows (in millions).

	First Quarter
	2018	2017
Cash paid during the period for:
Income taxes	$289	$26
Interest:
Insurance and other businesses	338	306
Railroad, utilities and energy businesses	747	737
Finance and financial products businesses	83	78
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	4	142

Notes to Consolidated Financial Statements (Continued)

Note 15. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under short-duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Reconciliations of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 16), for each of the three months ending March 31, 2018 and 2017 follow (in millions).

	2018	2017
Balances – beginning of year:
Gross liabilities	$61,122	$53,379
Reinsurance recoverable on unpaid losses	(3,201)	(3,338)

Net liabilities	57,921	50,041

Incurred losses and loss adjustment expenses:
Current accident year events	9,475	8,165
Prior accident years’ events	(753)	134

Total incurred losses and loss adjustment expenses	8,722	8,299

Paid losses and loss adjustment expenses:
Current accident year events	(3,091)	(2,678)
Prior accident years’ events	(4,759)	(4,216)

Total payments	(7,850)	(6,894)

Foreign currency translation adjustment	253	77
Balances – March 31:
Net liabilities	59,046	51,523
Reinsurance recoverable on unpaid losses	3,048	3,221

Gross liabilities	$62,094	$54,744

Incurred losses and loss adjustment expenses in the first quarter of 2018 included net reductions of estimated ultimate liabilities for prior accident years of $753 million compared to net increases of $134 million in 2017. We decreased estimated ultimate liabilities with respect to primary insurance by $571 million in the first quarter of 2018 and $261 million in 2017. In each period, these reductions primarily related to medical malpractice, workers’ compensation and private passenger automobile insurance. Estimated ultimate liabilities with respect to property and casualty reinsurance decreased by $182 million in the first quarter of 2018 compared to an increase of $395 million in 2017. Incurred losses for prior years’ events in 2017 included increases in the estimated liabilities for certain personal injury claims in the United Kingdom due to a regulatory decision, for unanticipated property claims under certain reinsurance contracts and for estimates of IBNR losses.

Notes to Consolidated Financial Statements (Continued)

Note 16. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, if applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the three months ending March 31, 2018 and 2017 follows (in millions).

	2018		2017
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances – beginning of year:	$42,937	$(15,278)	$24,972	$(8,047)

Incurred losses and loss adjustment expenses
Current year contracts	—	—	16,448	(6,192)
Prior years’ contracts	(30)	271	(398)	409

Total	(30)	271	16,050	(5,783)

Paid losses and loss adjustment expenses	(563)	—	(435)	—

Balances – March 31:	$42,344	$(15,007)	$40,587	$(13,830)

Incurred losses and loss adjustment expenses, net of deferred charges	$241		$10,267

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

In the first quarter of 2017, we entered into an agreement through a Berkshire subsidiary, National Indemnity Company (“NICO”), with various subsidiaries of American International Group, Inc. (collectively, “AIG”), which became effective on February 2, 2017. Under this agreement, NICO agreed to indemnify AIG for 80% of up to $25 billion of losses and allocated loss adjustment expenses in excess of $25 billion retained by AIG, with respect to certain commercial insurance loss events occurring prior to 2016. As of the effective date, we recorded premiums earned of $10.2 billion, a liability for unpaid losses and loss adjustment expenses of $16.4 billion and a deferred charge reinsurance assumed asset of $6.2 billion. Berkshire agreed to guarantee the timely payment of all amounts due to AIG under the agreement. Our estimated ultimate claim liabilities with respect to the AIG contract at March 31, 2018 and at December 31, 2017 were $18.2 billion. Deferred charge assets were approximately $7.4 billion at March 31, 2018 and $7.5 billion at December 31, 2017, which reflected an increase in estimated ultimate liabilities recorded in the fourth quarter of 2017 of $1.8 billion.

Incurred losses and loss adjustment expenses related to contracts written in prior years were $241 million in the first quarter of 2018 and $11 million in the first quarter of 2017. Such losses included recurring amortization of deferred charge assets and net gains from contract commutations in 2018 and 2017.

Note 17. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2018.

	Weighted Average Interest Rate	March 31, 2018	December 31, 2017
Insurance and other:
Issued by Berkshire:
U.S. Dollar denominated borrowings due 2018-2047	3.0%	$9,804	$10,603
Euro denominated borrowings due 2020-2035	1.1%	8,383	8,164
Short-term subsidiary borrowings	3.7%	1,800	1,832
Other subsidiary borrowings due 2018-2045	4.0%	5,676	6,725

		$25,663	$27,324

Notes to Consolidated Financial Statements (Continued)

Note 17. Notes payable and other borrowings (Continued)

In 2018, the carrying value of Berkshire’s Euro denominated senior notes increased $217 million due to changes in the Euro/U.S. Dollar exchange rates. This increase produced a corresponding charge to pre-tax earnings of $217 million, which was recorded as additional non-cash interest expense. During the first quarter of 2018, $800 million of Berkshire U.S. Dollar denominated notes matured.

	Weighted Average Interest Rate	March 31, 2018	December 31, 2017
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2018-2048	4.6%	$8,627	$6,452
Subsidiary and other debt due 2018-2064	4.8%	28,871	28,739
Short-term debt	2.6%	2,608	4,488
Issued by BNSF due 2018-2097	4.7%	22,561	22,499

		$62,667	$62,178

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

BNSF’s borrowings are primarily senior unsecured debentures. In the first quarter of 2018, BNSF issued $750 million of 4.05% senior unsecured debentures due in 2048 and $650 million of debentures matured. As of March 31, 2018, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	March 31, 2018	December 31, 2017
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2018-2043	3.1%	$10,578	$12,926
Issued by other subsidiaries due 2019-2028	4.0%	177	159

		$10,755	$13,085

Borrowings of BHFC are used to fund manufactured housing loans originated or acquired and assets held for lease of certain finance subsidiaries. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes, which are fully and unconditionally guaranteed by Berkshire. During the first quarter of 2018, $2.35 billion of BHFC senior notes matured.

As of March 31, 2018, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $7.3 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $5.3 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, at March 31, 2018, Berkshire guaranteed approximately $1.9 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2018 and December 31, 2017 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,608	$3,608	$2,399	$ 1,209	$ —
States, municipalities and political subdivisions	759	759	—	759	—
Foreign governments	7,888	7,888	5,906	1,982	—
Corporate bonds	6,819	6,819	—	6,813	6
Mortgage-backed securities	846	846	—	846	—
Investments in equity securities	172,976	172,976	172,928	48	—
Investment in Kraft Heinz common stock	17,687	20,272	20,272	—	—
Loans and finance receivables	13,845	14,084	—	18	14,066
Derivative contract assets (1)	141	141	1	26	114
Derivative contract liabilities:
Railroad, utilities and energy (1)	105	105	—	88	17
Equity index put options	2,378	2,378	—	—	2,378
Notes payable and other borrowings:
Insurance and other	25,663	26,046	—	26,046	—
Railroad, utilities and energy	62,667	68,603	—	68,603	—
Finance and financial products	10,755	11,059	—	11,035	24
December 31, 2017
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,953	$3,953	$2,360	$ 1,593	$ —
States, municipalities and political subdivisions	854	854	—	854	—
Foreign governments	8,822	8,822	6,946	1,876	—
Corporate bonds	6,862	6,862	—	6,856	6
Mortgage-backed securities	862	862	—	862	—
Investments in equity securities	170,540	170,540	170,494	46	—
Investment in Kraft Heinz common stock	17,635	25,306	25,306	—	—
Loans and finance receivables	13,748	14,136	—	17	14,119
Derivative contract assets (1)	142	142	1	28	113
Derivative contract liabilities:
Railroad, utilities and energy (1)	82	82	3	69	10
Equity index put options	2,172	2,172	—	—	2,172
Notes payable and other borrowings:
Insurance and other	27,324	28,180	—	28,180	—
Railroad, utilities and energy	62,178	70,538	—	70,538	—
Finance and financial products	13,085	13,582	—	13,577	5

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 follow (in millions).

	Investments in equity and fixed maturity securities	Net derivative contract liabilities
Three months ending March 31, 2018
Balance at December 31, 2017	$6	$(2,069)
Gains (losses) included in:
Earnings	—	(176)
Other comprehensive income	—	(1)
Regulatory assets and liabilities	—	(9)
Acquisitions, dispositions and settlements	—	(26)
Transfers into/out of Level 3	—	—

Balance at March 31, 2018	$6	$(2,281)

Three months ending March 31, 2017
Balance at December 31, 2016	$17,321	$(2,824)
Gains (losses) included in:
Earnings	—	499
Other comprehensive income	1,157	(2)
Regulatory assets and liabilities	—	1
Acquisitions, dispositions and settlements	(3)	(23)
Transfers into/out of Level 3	(1)	—

Balance at March 31, 2017	$18,474	$(2,349)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate. Gains and losses included in other comprehensive income are primarily the net change in unrealized appreciation of investments and the reclassification of investment appreciation in net earnings, as appropriate in our Consolidated Statements of Comprehensive Income.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements (Continued)

Quantitative information as of March 31, 2018, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Derivative liabilities:
Equity index put options	$2,378	Option pricing model	Volatility	18%

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

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the three months ending March 31, 2018 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2017	762,755	(11,680)	751,075	1,342,066,749	(1,409,762)	1,340,656,987
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(3,038)	—	(3,038)	4,806,083	—	4,806,083

Balance at March 31, 2018	759,717	(11,680)	748,037	1,346,872,832	(1,409,762)	1,345,463,070

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,645,012 shares outstanding as of March 31, 2018 and 1,644,846 shares outstanding as of December 31, 2017. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

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

Notes to Consolidated Financial Statements (Continued)

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and amounts reclassified out of accumulated other comprehensive income for the three months ending March 31, 2018 and 2017 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
2018
Balance at December 31, 2017	$62,093	$(3,114)	$(420)	$12	$58,571
Reclassifications to retained earnings	(61,340)	(65)	36	(6)	(61,375)
Other comprehensive income, net before reclassifications	(74)	585	(17)	2	496
Reclassifications into net earnings	(175)	—	9	(3)	(169)

Balance at March 31, 2018	$504	$(2,594)	$(392)	$5	$(2,477)

Reclassifications into net earnings:
Reclassifications before income taxes	$(221)	$—	$10	$(5)	$(216)
Applicable income taxes	(46)	—	1	(2)	(47)

	$(175)	$—	$9	$(3)	$(169)

2017
Balance at December 31, 2016	$43,176	$(5,268)	$(593)	$(17)	$37,298
Other comprehensive income, net before reclassifications	5,497	475	(22)	(6)	5,944
Reclassifications into net earnings	(198)	—	18	8	(172)

Balance at March 31, 2017	$48,475	$(4,793)	$(597)	$(15)	$43,070

Reclassifications into net earnings:
Reclassifications before income taxes	$(305)	$—	$24	$14	$(267)
Applicable income taxes	(107)	—	6	6	(95)

	$(198)	$—	$18	$8	$(172)

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

Notes to Consolidated Financial Statements (Continued)

Note 22. Business segment data

Our operating businesses include a large and diverse group of insurance, railroad, utilities and energy, finance, manufacturing, service and retailing businesses. Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues by segment for the first quarter of 2018 and 2017 were as follows (in millions).

	First Quarter
	2018	2017
Operating Businesses:
Insurance:
Underwriting:
GEICO	$ 7,915	$ 6,845
Berkshire Hathaway Reinsurance Group	3,540	13,232
Berkshire Hathaway Primary Group	1,918	1,676
Investment income	1,213	1,132

Total insurance	14,586	22,885
BNSF	5,624	5,185
Berkshire Hathaway Energy	4,512	4,231
Manufacturing	12,934	12,097
McLane Company	12,189	12,101
Service and retailing	6,587	6,093
Finance and financial products	2,063	1,849

	58,495	64,441
Reconciliation of segments to consolidated amount:
Corporate, eliminations and other	(22)	(71)

	$ 58,473	$ 64,370

Earnings before income taxes by segment for the first quarter of 2018 and 2017 were as follows (in millions).

	First Quarter
	2018	2017
Operating Businesses:
Insurance:
Underwriting:
GEICO	$ 677	$ 175
Berkshire Hathaway Reinsurance Group	(258)	(743)
Berkshire Hathaway Primary Group	99	189
Investment income	1,205	1,129

Total insurance	1,723	750
BNSF	1,513	1,345
Berkshire Hathaway Energy	487	589
Manufacturing	1,855	1,487
McLane Company	60	88
Service and retailing	515	393
Finance and financial products	494	450

	6,647	5,102

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(8,015)	775
Interest expense, not allocated to segments	(337)	(211)
Equity method investments	401	281
Corporate, eliminations and other	(219)	(259)

	$(1,523)	$5,688

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2018	2017
Insurance – underwriting	$407	$(267)
Insurance – investment income	1,012	908
Railroad	1,145	838
Utilities and energy	585	480
Manufacturing, service and retailing	1,822	1,317
Finance and financial products	374	291
Investment and derivative gains/losses	(6,426)	504
Other	(57)	(11)

Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(1,138)	$4,060

Through our subsidiaries, we engage in a number of diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are essentially no centralized or integrated business functions and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. Beginning in 2018, our periodic net earnings will include unrealized gains and losses on our investments in equity securities. These gains and losses are likely to be very significant given the size of our current holdings and the volatility inherent in securities prices. Prior to 2018, these gains and losses were recorded in other comprehensive income. Thus, the new accounting treatment has no effect on the consolidated shareholders’ equity we would have otherwise reported. The business segment data (Note 22 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our after-tax earnings in the first quarter of 2018 were favorably affected by lower U.S. income tax expense, primarily attributable to a reduction in the U.S. statutory income tax rate from 35% to 21% effective January 1, 2018 in connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”) enacted on December 22, 2017. The effect of the lower U.S. statutory income tax rate in 2018, generally resulted in increased comparative after-tax earnings of our various business operations, although the effects varied, reflecting the differences in the mix of earnings subject to tax in the U.S. and internationally and the varying effects of U.S. state and local income taxes. Further, the effective U.S. income tax rates on dividend income under the TCJA are not significantly different from the prior income tax law.

Our insurance businesses generated after-tax earnings from underwriting of $407 million in the first quarter of 2018, compared to a loss of $267 million in 2017. Results in 2018 included reductions of losses for prior years’ property/casualty loss events and the favorable effect of a lower effective income tax rate, partly offset by increased losses on retroactive reinsurance contracts.

Our railroad business generated increased earnings in the first quarter of 2018 compared to 2017, reflecting an increase in unit volume and a lower effective income tax rate, partly offset by increased fuel and other costs. Our utilities and energy business produced higher after-tax earnings in the first quarter of 2018 compared to 2017, reflecting a lower effective income tax rate. Earnings from our manufacturing, service and retailing businesses in the first quarter of 2018 increased 38% over 2017, due to lower effective income tax rates and a 23% increase in pre-tax earnings.

After-tax investment and derivative losses in the first quarter were $6.4 billion in 2018, which included an after-tax charge of approximately $6.2 billion from changes in market values on our investments in equity securities held at March 31, 2018. In the first quarter of 2017, after-tax investment gains on equity securities included only the gains and losses realized from the dispositions or exchanges of securities during the period. In the first quarter of 2017, we also recorded after-tax unrealized gains on our investments in equity securities of approximately $5.3 billion in other comprehensive income. We believe that investment and derivative gains/losses, whether realized from dispositions or settlements or from unrealized gains and losses from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating our economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

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

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains/losses. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating based on our long-held philosophy of acquiring securities and holding those securities for long periods. Accordingly, we believe that such gains and losses are not predictable or necessarily meaningful in understanding the operating results of our insurance businesses.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider catastrophe losses in excess of $100 million from a current year event as significant. Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, as of March 31, 2018 were approximately $104 billion. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results of our insurance businesses are summarized below (in millions).

	First Quarter
	2018	2017
Underwriting gain (loss):
GEICO	$677	$175
Berkshire Hathaway Reinsurance Group	(258)	(743)
Berkshire Hathaway Primary Group	99	189

Pre-tax underwriting gain (loss)	518	(379)
Income taxes and noncontrolling interests	111	(112)

Net underwriting gain (loss)	$407	$(267)

Effective income tax rate	21.4%	30.6%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2018		2017
	Amount	%	Amount	%
Premiums written	$8,689		$7,587

Premiums earned	$7,915	100.0	$6,845	100.0

Losses and loss adjustment expenses	6,075	76.7	5,590	81.7
Underwriting expenses	1,163	14.7	1,080	15.7

Total losses and expenses	7,238	91.4	6,670	97.4

Pre-tax underwriting gain	$677		$175

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written and earned in the first quarter of 2018 were approximately $8.7 billion and $7.9 billion, representing increases of 14.5% and 15.6%, respectively, compared to 2017. These increases reflected voluntary auto policy-in-force growth of 6.5% and increased premiums per auto policy of approximately 8.2% over the past twelve months. The increase in premiums per policy was attributable to rate increases, coverage changes and changes in state and risk mix. The increases in rates were in response to accelerating losses in recent years. Voluntary auto new business sales in the first quarter of 2018 decreased 11.8% compared to the record first quarter of 2017, while our voluntary auto policies-in-force increased approximately 290,000 during the first quarter of 2018.

Losses and loss adjustment expenses in the first quarter of 2018 were approximately $6.1 billion, an increase of $485 million (8.7%) compared to 2017. Our ratio of losses and loss adjustment expenses to premiums earned (the “loss ratio”) in the first quarter of 2018 was 76.7%, a decline of 5.0 percentage points compared to the first quarter of 2017. The decline in the loss ratio reflected the effects of premium rate increases and comparatively lower storm-related losses.

We also reduced ultimate claim loss estimates for prior years’ loss events by $407 million in the first quarter of 2018 and $93 million in 2017. These reductions produced corresponding increases in pre-tax underwriting gains. The increase in such gains was primarily related to collision and property damage losses, which usually have short claim-tails. Claims frequencies in the first quarter of 2018 for property damage and collision coverages and personal injury protection coverage were down slightly compared to 2017, and decreased about two percent for bodily injury coverage. Average claims severities in the first quarter of 2018 were higher for property damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range).

Our underwriting expenses in the first quarter of 2018 were approximately $1.2 billion, an increase of $83 million (7.7%) over 2017. Our expense ratio (underwriting expenses to premiums earned) in the first quarter of 2018 decreased 1.0 percentage point compared to 2017. The largest components of underwriting expenses are employee-related expenses (salaries and benefits) and advertising costs. The increase in underwriting expenses reflects the increase in policies-in-force.

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

With the exception of our retroactive reinsurance and periodic payment annuity businesses, we strive to generate pre-tax underwriting profits. Time-value-of-money concepts are important elements in establishing prices for our retroactive reinsurance and periodic payment annuity businesses due to the expected long durations of the liabilities. We expect to incur pre-tax underwriting losses from such businesses, primarily through deferred charge amortization and discount accretion charges. Premiums received at inception under these contracts are often large, which are then available for investment. A summary of the premiums and pre-tax underwriting results of our reinsurance business follows (in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2018	2017	2018	2017
Property/casualty	$2,026	$1,742	$130	$(410)
Retroactive reinsurance	—	10,185	(311)	(261)

	2,026	11,927	(181)	(671)

Life/health	1,234	1,085	96	73
Periodic payment annuity	280	220	(173)	(145)

	1,514	1,305	(77)	(72)

	$3,540	$13,232	$(258)	$(743)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Property/casualty

A summary of premiums and underwriting results of our property/casualty reinsurance businesses follows (in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2018	2017	2018	2017
NICO Group	$1,054	$1,088	$23	$(269)
General Re Group	972	654	107	(141)

	$2,026	$1,742	$130	$(410)

NICO Group’s premiums earned in the first quarter of 2018 declined 3% compared to 2017. In each period, approximately 40% of NICO Group’s premiums earned derived from a 10-year, 20% quota-share contract with Insurance Australia Group Ltd. that incepted in July 2015. General Re Group’s premiums earned in the first quarter of 2018 were $972 million, an increase of $318 million (49%) compared to 2017. The increase reflected higher direct and broker markets business and derived primarily from new business and increased participations for renewal business, and foreign currency translation effects. Industry capacity dedicated to property and casualty markets remains high and price competition in most reinsurance markets persists. We continue to decline business when we believe prices are inadequate.

On a combined basis, our property/casualty reinsurance business generated pre-tax underwriting gains of $130 million in the first quarter of 2018 compared to pre-tax losses of $410 million in 2017. There were no significant catastrophe loss events in the first quarter of 2018. We incurred estimated losses of $102 million in the first quarter of 2017 from a cyclone in Australia.

In the first quarter of 2018, we also decreased estimated ultimate claims liabilities for prior years’ loss events by $182 million, compared to an increase of $395 million in the first quarter of 2017. The increase in 2017 was driven by the U.K. Ministry of Justice’s decision in the first quarter to reduce the fixed discount rate required in lump sum settlement calculations of U.K. personal injury claims, unanticipated property claims from events in 2016 and increases in estimated incurred-but-not reported losses.

Retroactive reinsurance

Premiums earned in the first quarter of 2017 included $10.2 billion from an aggregate excess-of-loss retroactive reinsurance agreement with various subsidiaries of American International Group, Inc. (the “AIG Agreement”), which became effective on February 2, 2017. At the inception of the AIG Agreement, we also recorded losses and loss adjustment expenses incurred of $10.2 billion, representing our initial estimate of the unpaid losses and loss adjustment expenses assumed of $16.4 billion, partly offset by an initial deferred charge asset of $6.2 billion. Thus, on the effective date, the AIG Agreement had no effect on our pre-tax underwriting results.

Pre-tax underwriting losses from retroactive reinsurance contracts in the first quarter were $311 million in 2018 and $261 million in 2017. Certain liabilities related to retroactive reinsurance contracts written by our U.S. subsidiaries are denominated in foreign currencies. Underwriting results in the first quarter included pre-tax losses of $60 million in 2018 and $89 million in 2017 associated with the re-measurement of such liabilities due to changes in foreign currency exchange rates.

Pre-tax underwriting losses before foreign currency gains/losses in the first quarter were $251 million in 2018 and $172 million in 2017. The increase in pre-tax losses was primarily due to increased amortization charges related to the AIG Agreement, which included the effects of a previously reported increase to our ultimate claim liability estimates of approximately $1.8 billion in the fourth quarter of 2017 and an increase in the related deferred charge asset of $1.7 billion.

Gross unpaid losses assumed under retroactive reinsurance contracts were approximately $42.3 billion at March 31, 2018 and $42.9 billion at December 31, 2017. Unamortized deferred charge assets related to such reinsurance contracts were approximately $15.0 billion at March 31, 2018 and $15.3 billion at December 31, 2017. Deferred charge asset balances will be amortized as charges to pre-tax earnings over the expected remaining claims settlement periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Life/health

Premiums earned and pre-tax underwriting results of our life/health reinsurance businesses are further summarized as follows (in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2018	2017	2018	2017
General Re Group	$919	$737	$47	$—
BHLN Group	315	348	49	73

	$1,234	$1,085	$96	$73

General Re Group’s premiums earned in the first quarter of 2018 were $919 million, an increase of $182 million (25%) compared to 2017, which was primarily attributable to growth in the Asia and Australia markets and foreign currency translation effects. The General Re Group produced pre-tax underwriting gains of $47 million in the first quarter of 2018 and break-even results in the first quarter of 2017. First quarter results in 2018 reflected increased pre-tax gains from international life business and lower pre-tax losses from business in North America.

BHLN Group’s pre-tax underwriting results included pre-tax gains of $45 million in the first quarter of 2018 and $78 million in the first quarter of 2017 from the run-off of variable annuity reinsurance contracts that provide guarantees on closed blocks of variable annuity business. Periodic underwriting results from this business reflect changes in estimated liabilities for guaranteed benefits, which result from changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Periodic underwriting results from variable annuity contracts can be volatile, reflecting the volatility of securities markets, interest rates and foreign currency exchange rates. Estimated liabilities for variable annuity guarantees were approximately $1.7 billion at March 31, 2018 and $1.8 billion at December 31, 2017. BHLN Group’s life reinsurance premiums earned in the first quarter were $311 million in 2018 and $344 million in 2017. This business produced near break-even pre-tax underwriting results in each period.

Periodic payment annuity

Periodic payment annuity premiums earned in the first quarter of 2018 were $280 million, an increase of $60 million (27%) compared to 2017. Pre-tax losses from these contracts in the first quarter of 2018 were $173 million compared to $145 million in 2017. Certain periodic payment annuity liabilities are denominated in foreign currencies, primarily the Great Britain Pound Sterling. First quarter pre-tax underwriting results included pre-tax losses of $70 million in 2018 and $24 million in 2017 associated with the re-measurement of such liabilities due to changes in exchange rates.

Before foreign currency gains and losses, pre-tax underwriting losses were $103 million in the first quarter of 2018 and $121 million in the first quarter of 2017. These losses were primarily attributable to the recurring discount accretion on annuity liabilities, which approximated $11.6 billion at March 31, 2018 and $11.2 billion at December 31, 2017. The weighted average discount rate on our liabilities at March 31, 2018 was approximately 4.1%.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance underwriting businesses that primarily provide a variety of commercial insurance solutions, including healthcare malpractice, workers’ compensation, automobile, general liability, property and various specialty coverages for small, medium and large clients. The largest of these insurers include Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”) and National Indemnity Company (“NICO Primary”). Other BH Primary insurers include U.S. Liability Insurance Company, Applied Underwriters and Central States Indemnity Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

A summary of BH Primary underwriting results follows (dollars in millions).

	First Quarter
	2018		2017
	Amount	%	Amount	%
Premiums written	$2,161		$1,849

Premiums earned	$1,918	100.0	$1,676	100.0

Losses and loss adjustment expenses	1,251	65.2	1,037	61.9
Underwriting expenses	568	29.6	450	26.8

Total losses and expenses	1,819	94.8	1,487	88.7

Pre-tax underwriting gain	$99		$189

Premiums written in the first quarter of 2018 were $2.2 billion, an increase of 17% compared to 2017. The increase was primarily attributable to BH Specialty, MedPro Group, GUARD and BHHC. Premiums earned increased $242 million (14%) compared to the first quarter of 2017, reflecting the growth of written premiums of these businesses over the past year.

BH Primary produced pre-tax underwriting gains of $99 million in the first quarter of 2018 and $189 million in 2017. BH Primary’s first quarter loss ratios were 65.2% in 2018 and 61.9% in 2017. Losses and loss adjustment expenses in the first quarter included net reductions of estimated ultimate liabilities for prior years’ loss events of $164 million in 2018 and $168 million in 2017, which produced corresponding increases in pre-tax underwriting gains. The reductions of prior years’ loss estimates in each year primarily related to healthcare malpractice and workers’ compensation business. BH Primary writes significant levels of commercial liability and workers’ compensation insurance and the related claim costs may be subject to higher severity and longer claim-tails, which could contribute to significant increases in claims liabilities in the future attributable to higher than expected claim settlements, adverse litigation or judicial rulings and other factors we have not anticipated.

Insurance—Investment Income

A summary of net investment income generated from investments held by our insurance operations follows (in millions).

	First Quarter
	2018	2017
Interest and other investment income	$452	$246
Dividend income	753	883

Investment income before income taxes and noncontrolling interests	1,205	1,129
Income taxes and noncontrolling interests	193	221

Net investment income	$1,012	$908

Effective income tax rate	15.9%	19.5%

Pre-tax interest and other investment income increased $206 million in the first quarter of 2018 compared to 2017, attributable to an increase in interest income, primarily due to higher interest rates applicable to our short-term investments and to a fair value adjustment related to a limited partnership investment. Dividend income declined $130 million in the first quarter of 2018 compared to 2017. The decline was primarily attributable to the impact of Restaurant Brands International’s redemption of our $3 billion investment in 9% preferred stock in December 2017 and other changes in our portfolio of equity securities. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $116 billion at March 31, 2018 and $114 billion at December 31, 2017. Our average cost of float in the first quarter of 2018 was negative, as our underwriting operations generated pre-tax earnings of $518 million. Our cost of float for the year ending December 31, 2017 was approximately 3%, reflecting pre-tax underwriting losses of approximately $3.2 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses as of March 31, 2018 and December 31, 2017 follows (in millions).

	March 31, 2018	December 31, 2017
Cash, cash equivalents and U.S. Treasury Bills	$66,776	$73,285
Equity securities	165,828	163,134
Fixed maturity securities	19,679	21,092

	$252,283	$257,511

Fixed maturity investments as of March 31, 2018 were as follows (in millions).

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,626	$(25)	$3,601
States, municipalities and political subdivisions	730	22	752
Foreign governments	7,835	51	7,886
Corporate bonds, investment grade	5,408	346	5,754
Corporate bonds, non-investment grade	729	165	894
Mortgage-backed securities	707	85	792

	$19,035	$644	$19,679

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

	First Quarter
	2018	2017
Revenues	$5,624	$5,185

Operating expenses:
Compensation and benefits	1,315	1,297
Fuel	767	605
Purchased services	692	626
Depreciation and amortization	571	573
Equipment rents, materials and other	510	487

Total operating expenses	3,855	3,588
Interest expense	256	252

	4,111	3,840

Pre-tax earnings	1,513	1,345
Income taxes	368	507

Net earnings	$1,145	$838

Effective income tax rate	24.3%	37.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

BNSF’s revenues were $5.6 billion in the first quarter of 2018, representing an increase of $439 million (8.5%) versus 2017. During the first quarter of 2018, revenues reflected a 1.8% comparative increase in average revenue per car/unit and a 5.1% increase in volume. Our volume was 2.6 million cars/units in the first quarter of 2018 compared to 2.5 million in 2017. We expect modest volume growth over the remainder of the year. The increase in average revenue per car/unit was primarily attributable to higher fuel surcharge revenue driven primarily by higher fuel prices and increased rates per car/unit, partially offset by business mix changes. Pre-tax earnings were approximately $1.5 billion in the first quarter of 2018, an increase of 12.5% compared to 2017. The increase was attributable to the increase in revenues, partly offset by higher fuel and volume-related expenses.

Revenues from consumer products were $1.9 billion in the first quarter of 2018, representing an increase of 10.7% compared to 2017, reflecting volume increases of 6.2% as well as higher average revenue per car/unit. The volume increases were primarily attributable to higher domestic intermodal and international intermodal volumes due to economic growth and tightening truck capacity leading to conversion from highway to rail.

Revenues from industrial products were $1.4 billion in the first quarter of 2018, an increase of 10.9% from 2017, attributable to a volume increase of 9.2% as well as higher average revenue per car/unit. Volumes in the first quarter of 2018 were higher primarily due to increased sand and other products that support drilling and broad strengthening in the industrial sector which drove demand for steel, taconite, chemicals and plastics.

Revenues from agricultural products increased 4.0% to $1.2 billion in the first quarter of 2018 compared to 2017, primarily due to a volume increase of 6.4%, partially offset by lower average revenue per car/unit. Volumes increased due to stronger export and domestic grain shipments as well as higher ethanol and other grain products volumes.

Revenues from coal decreased 1.3% to $948 million in the first quarter of 2018 compared to 2017, which reflected a decrease in volume of 2.3%, partially offset by higher average revenue per car/unit. The volume decreases in the first quarter of 2018 were primarily due to utility plant retirements, partially offset by market share gains.

Operating expenses were $3.9 billion in the first quarter of 2018, an increase of $267 million (7.4%) compared to 2017. Our ratio of operating expenses to revenues decreased 0.7 percentage points to 68.5% in the first quarter of 2018 versus 2017. Fuel expenses increased $162 million (26.8%) compared to 2017 primarily due to higher average fuel prices and increased volumes. Purchased services expense increased $66 million (10.5%) compared to 2017 due to higher purchased transportation costs of our logistics services business, which are offset in revenues, as well as increased intermodal ramping and drayage activities.

BNSF’s effective income tax rate was 24.3% and 37.7% for the three months ended March 31, 2018 and 2017, respectively. The decrease was driven by the reduction in the U.S. statutory income tax rate under the TCJA, effective January 1, 2018.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We currently own 90.4% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of independent power projects. In addition, BHE also operates the second-largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

The rates our regulated businesses charge customers for energy and services are based, in large part, on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent these regulated operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. The Tax Cuts and Jobs Act of 2017 reduced the U.S. federal statutory income tax rate of our domestic regulated utilities from 35% to 21%. The resulting effects of the lower U.S. income tax expense of those regulated utilities are expected to be substantially offset over time by lower revenues and pre-tax earnings. Revenues and earnings of BHE are summarized below (in millions).

	First Quarter
	Revenues		Earnings
	2018	2017	2018	2017
PacifiCorp	$1,202	$1,292	$173	$265
MidAmerican Energy Company	767	708	40	62
NV Energy	625	594	40	51
Northern Powergrid	275	245	109	103
Natural gas pipelines	379	318	219	200
Other energy businesses	500	487	20	15
Real estate brokerage	764	587	(10)	3
Corporate interest	—	—	(104)	(110)

	$4,512	$4,231

Pre-tax earnings			487	589
Income taxes and noncontrolling interests			(98)	109

Net earnings attributable to Berkshire Hathaway shareholders			$585	$480

Effective income tax rate			(34.3)%	8.0%

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in the first quarter of 2018 were $1.2 billion, a decrease of 7% compared to the same period in 2017. Retail revenues in the first quarter of 2018 decreased $111 million compared to 2017, reflecting lower average rates ($71 million), primarily due to refund accruals related to 2017 tax reform, and a 3.5% reduction in volumes largely attributable to the impacts of weather. Wholesale and other revenues increased due to higher volumes offset by lower market rates.

Pre-tax earnings decreased $92 million (35%) in the first quarter of 2018 as compared to the same period in 2017. Utility margins (operating revenues less fuel and purchased energy costs) in the first quarter of 2018 were $751 million, a decrease of $89 million (11%) versus 2017. The decrease was primarily due to the decline in revenues. PacifiCorp’s after-tax earnings in the first quarter of 2018 were $148 million, a decline of $31 million (17%) compared to 2017.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in the first quarter of 2018 were $767 million, an increase of $59 million (8%) as compared to the same period in 2017. In the first quarter of 2018, electric operating revenues increased $36 million and natural gas revenues increased $13 million compared to 2017. The increase in electric revenues was attributable to higher retail revenues ($32 million), reflecting comparative increases in aggregate volumes and average rates from higher recoveries through bill riders, largely offset by refund accruals related to 2017 tax reform. The increase in natural gas revenues was primarily due to increased volumes, partially offset by lower average per-unit costs of gas sold and refund accruals related to 2017 tax reform.

Pre-tax earnings in the first quarter of 2018 decreased $22 million (35%) compared to the same period in 2017. Electric utility margins in the first quarter of 2018 were $361 million, an increase of $30 million compared to 2017, which was due to the net increase in retail revenues. However, this increase was more than offset by increased depreciation, maintenance and other operating expenses. The increase in depreciation reflects higher accruals of $27 million for Iowa regulatory arrangements and wind generation and other plant-in-service of $14 million. MEC’s after-tax earnings are greater than its pre-tax earnings due to the significant production income tax credits it receives related to its wind-powered generating facilities. MEC’s after-tax earnings in the first quarter of 2018 were $103 million, which was relatively unchanged from 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in the first quarter of 2018 were $625 million, an increase of $31 million (5%) compared to 2017. The increase was primarily due to an increase in retail electric operating revenues of $25 million, which reflected increased rates from pass-through cost adjustments, partly offset by lower volumes. Natural gas operating revenue increased $7 million in the first quarter of 2018, primarily due to higher rates, partially offset by lower customer usage.

Pre-tax earnings in the first quarter of 2018 decreased $11 million (22%) compared to the same period in 2017. The decrease was primarily due to the higher revenues that were offset by higher pass-through cost adjustments and increased depreciation as a result of a 2017 regulatory rate review outcome. Utility margins in the first quarter of 2018 were relatively unchanged from 2017. NV Energy’s after-tax earnings in the first quarter of 2018 were $33 million, which was unchanged from 2017.

Northern Powergrid

Revenues increased $30 million in the first quarter of 2018 compared to 2017, primarily due to the favorable foreign currency translation effects of a weaker U.S. Dollar in 2018. Pre-tax earnings in the first quarter of 2018 increased $6 million (6%) compared to 2017, primarily due to foreign currency translation effects, partially offset by higher depreciation and other operating expenses.

Natural gas pipelines

Revenues increased $61 million (19%) in the first quarter of 2018 compared to 2017, primarily due to higher transportation revenues of $36 million and increased gas sales volumes related to system balancing activities, which were largely offset in cost of sales. Pre-tax earnings increased $19 million (10%) in the first quarter of 2018 compared to 2017. The increase was primarily due to the changes in transportation revenues, partly offset by a comparative increase in operating expenses, which included the effects of an alternative rate structure approved by Kern River’s regulators that reduced expenses and regulatory liabilities in the first quarter of 2017.

Other energy businesses

Revenues increased $13 million (3%) in the first quarter of 2018 compared to the same period in 2017, reflecting a comparative increase of 12% from renewable energy and a comparative decline of 5% from the unregulated service business. Pre-tax earnings in the first quarter of 2018 increased $5 million compared to the same period in 2017, which reflected increased earnings from renewable energy partly offset by higher other operating expenses.

Real estate brokerage

Revenues in the first quarter of 2018 increased 30% as compared to the same period in 2017 due to recent business acquisitions. Pre-tax earnings declined $13 million in the first quarter of 2018 as compared to 2017, primarily due to higher operating and interest expenses, partially offset by higher net revenues.

Corporate interest

Corporate interest includes interest on unsecured debt issued by the BHE holding company and borrowings from Berkshire insurance subsidiaries in connection with certain of BHE’s business acquisitions, which were fully repaid in the third quarter of 2017. Corporate interest declined 5% in the first three months of 2018 as compared to 2017, primarily due to lower average borrowings.

Income taxes

BHE’s effective income tax rates for the first quarters of 2018 and 2017 were approximately (34.3%) and 8.0%, respectively. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service by our domestic regulated utilities and other energy businesses. The effective tax rate in the first quarter of 2018 decreased primarily due to the reduction in the U.S. federal corporate income tax rate, as well as from lower state income tax expense, lower U.S. income taxes on foreign earnings, an increase in recognized production tax credits and favorable impacts of rate making.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (in millions).

	First Quarter
	Revenues		Earnings *
	2018	2017	2018	2017
Manufacturing	$12,934	$12,097	$1,855	$1,487
Service and retailing	18,776	18,194	575	481

	$31,710	$30,291

Pre-tax earnings			2,430	1,968
Income taxes and noncontrolling interests			608	651

			$1,822	$1,317

Effective income tax rate			24.4%	32.4%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $209 million in 2018 and $132 million in 2017. These expenses are included in “Other” in the summary of earnings on page 25 and in the “Other” earnings section on page 40.

Manufacturing

Our manufacturing group includes a variety of businesses that produce and distribute industrial, building and consumer products. Industrial products businesses include specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), complex metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), equipment and systems for the livestock and agricultural industries (CTB International (“CTB”)), and a variety of products for diverse markets (Marmon, Scott Fetzer and LiquidPower Specialty Products (“LSPI”)).

Our building products businesses include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore), and residential and commercial construction and engineering products and systems (MiTek). Our consumer products businesses include leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, H.H. Brown Shoe Group and Brooks Sports) and the Duracell Company (“Duracell”), a leading manufacturer of high performance alkaline batteries. This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline). A summary of revenues and pre-tax earnings of our manufacturing operations follows (in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2018	2017	2018	2017
Industrial products	$7,077	$6,508	$1,311	$994
Building products	2,834	2,734	251	249
Consumer products	3,023	2,855	293	244

	$12,934	$12,097	$1,855	$1,487

Aggregate revenues of our manufacturing businesses in the first quarter of 2018 were $12.9 billion, an increase of $837 million (7%) compared to 2017. Pre-tax earnings in the first quarter of 2018 were approximately $1.85 billion, an increase of $368 million (25%) from 2017. Pre-tax earnings in the first quarter of 2017 included pre-tax losses of $184 million in connection with the disposition of an underperforming bolt-on business acquired by Lubrizol in 2014. Excluding these losses, pre-tax earnings in 2018 increased 11% compared to 2017.

Industrial products

Revenues in the first quarter of 2018 were approximately $7.1 billion, an increase of $569 million (9%) versus 2017. PCC’s revenues in the first quarter of 2018 increased 6% over 2017, reflecting increased demand in aerospace markets in connection with new aircraft programs, partly offset by lower industrial gas turbine demand. Lubrizol’s revenues in the first quarter of 2018 increased 6% compared to 2017, primarily due to higher prices, changes in product mix and favorable foreign currency translation. Overall, Lubrizol’s unit sales declined slightly from 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Marmon’s revenues in the first quarter of 2018 increased 9% compared to 2017. Revenues increased due to higher metals prices, business acquisitions, growth in transportation and HVAC product lines and favorable foreign currency translation. These increases were partly offset by revenue decreases attributable to lower retail store and beverage products sales and lower steel distribution volume. IMC’s revenues increased 27% in the first quarter of 2018 compared to 2017 due to a combination of factors, including business acquisitions, translation effects from a weaker U.S. Dollar, increased unit sales and higher financial income. CTB’s revenues decreased 2% in the first quarter of 2018 versus 2017, primarily due to sluggish demand and selling price pressures for grain systems and lower processing equipment volume, which more than offset increased protein production equipment sales and favorable foreign currency translation.

Pre-tax earnings in the first quarter of 2018 were approximately $1.3 billion, an increase of $317 million (32%) compared to 2017. The comparative increase in 2018 earnings was primarily attributable to pre-tax losses of $184 million recognized by Lubrizol in the first quarter of 2017 in connection with the disposition of the underperforming bolt-on business and the recognition of intangible asset impairments and restructuring charges. Excluding the effects of the losses in 2017, pre-tax earnings increased 11% compared to the first quarter of 2017.

Excluding the effects of the aforementioned losses, Lubrizol’s pre-tax earnings increased 19% in the first quarter of 2018 compared to 2017, which was primarily due to lower interest expense and favorable foreign currency translation. Lubrizol’s results continue to be adversely affected by significantly higher average raw material costs, including base oil feedstock and petrochemicals. IMC’s pre-tax earnings increased significantly in the first quarter of 2018 versus 2017, reflecting a combination of increased sales, increased manufacturing efficiencies, the effects of business acquisitions and ongoing expense control efforts, partly offset by the effects of rising raw material costs. PCC’s pre-tax earnings decreased 7.5% in the first quarter of 2018 compared to 2017. Results in 2018 were negatively affected by costs and lost earnings from the unplanned temporary shut-down of certain manufacturing facilities in the first quarter of 2018. These plants have been restarted and are expected to become fully operational by the third quarter of 2018. In addition, the aforementioned new aerospace programs involve more complex manufacturing processes and manufacturing costs are initially higher, but are expected to decline as processes and efficiencies develop over time.

Building products

Revenues in the first quarter of 2018 were approximately $2.8 billion, an increase of $100 million (4%) compared to 2017. In the first quarter of 2018, we generated increased sales of flooring products, primarily from hard surface volumes, and slightly higher revenues from Johns Manville and MiTek’s residential products business. We also experienced comparative volume declines in 2018 for brick/masonry products, while volumes for paint/coatings were relatively unchanged.

Pre-tax earnings in the first quarter of 2018 were $251 million, a slight increase (1%) over 2017. Our operating margins (pre-tax earnings to revenues) in the first quarter were 8.9% in 2018 and 9.1% in 2017. Raw material and production costs continued to rise in the first quarter of 2018, which offset most of the increase in revenues. In particular, we experienced higher prices for steel, titanium dioxide, and petrochemicals in 2018, which contributed to the comparative decline in our operating margin.

Consumer products

Revenues were approximately $3.0 billion in the first quarter of 2018, an increase of $168 million (6%) over 2017. The increase in revenues was primarily due to unit volume increases at Forest River, Brooks Sports and Garan and from the foreign currency translation effects of a weaker U.S. Dollar in 2018, partly offset by lower unit sales at Fruit of the Loom.

Pre-tax earnings were $293 million in the first quarter of 2018, an increase of $49 million (20%) compared to 2017. The increase reflected the changes in revenues described above and also included increased earnings from Duracell. Duracell’s results in the first quarter of 2018 increased primarily due to lower costs from ongoing operational restructuring efforts and comparatively lower restructuring charges in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2018	2017	2018	2017
Service	$2,945	$2,617	$357	$260
Retailing	3,642	3,476	158	133
McLane Company	12,189	12,101	60	88

	$18,776	$18,194	$575	$481

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

Revenues in the first quarter of 2018 were approximately $2.9 billion, an increase of $328 million (13%) as compared to 2017. First quarter 2018 revenues of TTI increased 33% compared to 2017, reflecting an industry-wide increase in demand for electronic components in many geographic markets around the world, and from the effects of business acquisitions and foreign currency translation due to a weaker U.S. Dollar. In addition, FlightSafety and Charter Brokerage generated comparative revenue increases in the first quarter of 2018. NetJets revenues in the first quarter of 2018 were relatively unchanged from 2017.

Pre-tax earnings in the first quarter of 2018 were $357 million, an increase of $97 million (37%) compared to 2017. With the exception of our media businesses, all of our service operations generated comparative increases in first quarter earnings, driven by the aforementioned revenue based increases at TTI, FlightSafety and Charter Brokerage and increased earnings at NetJets.

Retailing

Our retailers include Berkshire Hathaway Automotive (“BHA”). BHA includes over 80 auto dealerships that sell new and pre-owned automobiles, and offer repair services and related products. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics.

Our other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Retailing business revenues in the first quarter of 2018 were $3.6 billion, an increase of $166 million (5%) compared to 2017. BHA’s revenues, which represent approximately 64% of our aggregate retailing revenues, increased 4.5% in the first quarter of 2018 compared to 2017. The increase was primarily from increased pre-owned vehicle sales. In addition, See’s Candies revenues increased 23% in the first quarter of 2018 compared to 2017 due to the timing of the Easter holiday. The seasonal effects of the Easter holiday were in the first quarter of 2018 and primarily in the second quarter of 2017. Revenues of our home furnishings businesses increased 4% in the first quarter of 2018 versus 2017, due to higher volumes in certain markets and the effect of a new store, which opened in 2018.

Pre-tax earnings in the first quarter of 2018 from retailing were $158 million, an increase of $25 million (19%) over 2017, which was primarily attributable to BHA and See’s Candies. Earnings of BHA increased primarily due to increased earnings from finance and insurance activities, partly offset by lower vehicle gross margins. The increase in pre-tax earnings of See’s Candies was attributable to the timing of Easter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice units generate high sales volumes and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by any of its significant customers could have an adverse impact on McLane’s periodic revenues and earnings.

Revenues for the first quarter of 2018 were $12.2 billion, an increase of 0.7% over the first quarter of 2017, reflecting a slight increase in grocery sales and a slight decrease in foodservice sales. Pre-tax earnings in the first quarter of 2018 were $60 million, a decrease of $28 million (32%) compared to 2017. McLane continues to operate in an intensely competitive business environment, which is negatively affecting its current operating results. These conditions contributed to declining gross margin rates in the first quarter of 2018, which together with increases in fuel, depreciation and certain other operating expenses produced a 23 basis point decline in its operating margin rate (ratio of pre-tax earnings to revenues) compared to 2017. Our grocery and foodservice businesses is expected to continue to be subject to intense competition over the remainder of 2018.

Finance and Financial Products

Our finance and financial products businesses include manufactured and site built housing and finance (Clayton Homes), transportation equipment manufacturing and leasing businesses (UTLX and XTRA, and together, “transportation equipment leasing”), as well as other leasing and financing activities. A summary of earnings from our finance and financial products businesses follows (in millions).

	First Quarter
	Revenues		Earnings
	2018	2017	2018	2017
Manufactured housing and finance	$1,247	$1,074	$195	$176
Transportation equipment leasing	651	624	205	209
Other	165	151	94	65

	$2,063	$1,849

Pre-tax earnings			494	450
Income taxes and noncontrolling interests			120	159

			$374	$291

Effective income tax rate			24.3%	35.5%

Manufactured housing and finance

Clayton Homes’ revenues in the first quarter of 2018 were approximately $1.25 billion, an increase of $173 million (16%) compared to 2017. The increase reflected a 25% increase in home sales and a 4% increase in financial services revenue. The increase in home sales was primarily due to increased sales of site built homes, and to a lesser extent, manufactured homes. Average unit prices of site built homes are considerably higher than our traditional manufactured homes. The increase in financial services revenue was primarily attributable to increased interest income from a 3% increase in average loan balances. As of March 31, 2018, Clayton Homes’ loan balances were approximately $13.8 billion.

Pre-tax earnings in the first quarter of 2018 were $195 million, an increase of $19 million (11%) compared to 2017, which was primarily attributable to increased earnings from increased sales of site built homes, financial services and lower corporate overhead costs. The increase in pre-tax earnings from financial services reflected increased interest income and lower credit losses, partly offset by increased interest expense, which reflected increased average balances and borrowing rates.

Transportation equipment leasing

Transportation equipment leasing revenues increased $27 million (4%) in the first quarter of 2018 compared to 2017, primarily due to increased crane services, over-the-road trailer units on lease, increased equipment sales and favorable foreign currency translation effects, partly offset by decreased railcar lease income. Excess railcar capacity for lease continues to contribute to fewer units on lease and relatively low lease rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Transportation equipment leasing (Continued)

Pre-tax earnings were $205 million in the first quarter of 2018, a decrease of $4 million (2%) compared to 2017. The decrease was due to lower earnings from the railcar leasing business, attributable to the decline in lease revenues and higher repair costs, partly offset by increased earnings from the over-the road-trailer and crane services businesses. Significant components of the operating costs of our leasing businesses, such as depreciation expense and financing costs, do not vary proportionately to revenue changes. Thus, changes in revenues can produce a disproportionate effect on earnings.

Other

Other earnings from our finance activities include CORT furniture leasing and interest and dividends from investment securities. In 2018, other earnings increased $29 million compared to 2017, reflecting increased interest and dividend income and earnings from CORT. Other earnings in 2018 included increased interest income on loans by a Berkshire financing subsidiary to Clayton Homes and UTLX and from other intercompany loans, which are used to finance loans and assets held for lease. Corresponding interest expense is reflected in the earnings of those businesses.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows (in millions).

	First Quarter
	2018	2017
Investment gains/losses	$(7,809)	$315
Derivative gains/losses	(206)	460

Gains/losses before income taxes and noncontrolling interests	(8,015)	775
Income taxes and noncontrolling interests	(1,589)	271

Net gains/losses	$(6,426)	$504

Effective income tax rate	19.8%	35.0%

Investment gains/losses

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we adopted a new accounting pronouncement as of January 1, 2018 (“ASU 2016-01”), which requires that unrealized gains and losses arising from changes in market values of our investments in equity securities be recorded in the Consolidated Statements of Earnings. Prior to 2018, investment gains/losses related to equity securities were generally recorded when we sold, redeemed or exchanged investments. While ASU 2016-01 does not affect our consolidated shareholders’ equity or total comprehensive income, it is expected to produce a very significant increase in the volatility of our periodic net earnings given the magnitude of our existing equity securities portfolio and the inherent volatility of equity securities prices. Investment gains and losses have caused and will continue to cause significant volatility in earnings reported in our Consolidated Statements of Earnings.

Pre-tax investment losses recorded in earnings in the first quarter of 2018 included unrealized losses on investments in equity securities still held at March 31, 2018 of $7.8 billion. Prior to the adoption of ASU 2016-01, such unrealized gains and losses were included in other comprehensive income. ASU 2016-01 did not permit the restatement of prior years’ statements of earnings.

We believe that investment and derivative gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported results or evaluating our periodic economic performance. We continue to believe the amount of investment gains/losses included in earnings in any given period typically has little analytical or predictive value. The effects of changes in market prices for equity securities that are now reported in earnings are unpredictable, particularly over quarterly and annual periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative gains/losses

Derivative contract gains/losses currently represent the changes in fair value of our equity index put option contract liabilities. The liabilities relate to contracts entered into before March 2008 and expire between June 2018 and January 2026. The periodic changes in the fair values of these contracts are recorded in earnings and can be significant, reflecting the volatility of underlying equity markets and the changes in the inputs used to measure such liabilities.

As of March 31, 2018, equity index put option intrinsic values were approximately $1.0 billion and our recorded liabilities at fair value were approximately $2.4 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates and will be based on the intrinsic value as defined under the contracts. Derivative contracts produced pre-tax losses in the first quarter of 2018 of $206 million, primarily due to lower equity index values and changes in foreign currency exchange rates, partly offset by the effects of shorter average contract durations. In the first quarter of 2017, these contracts produced pre-tax gains of $460 million, primarily attributable to increased index values and shorter average contract durations.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	First Quarter
	2018	2017
Equity method earnings	$340	$255
Acquisition accounting expenses	(218)	(142)
Corporate interest expense, before foreign currency effects	(77)	(67)
Corporate interest expense, Euro note foreign exchange rate effects	(163)	(57)
Other	61	—

Net earnings (losses) attributable to Berkshire Hathaway shareholders	$(57)	$(11)

After-tax equity method earnings includes Berkshire’s share of earnings attributable to Kraft Heinz, Pilot Flying J, Berkadia and Electric Transmission of Texas. After-tax other earnings (losses) also include charges arising from the application of the acquisition method in connection with Berkshire’s past business acquisitions. Such charges were primarily from the amortization of intangible assets recorded in connection with those business acquisitions. Berkshire issued Euro-denominated debt during 2015, 2016 and 2017 and at March 31, 2018, the aggregate par amount outstanding was €6.85 billion. Changes in foreign currency exchange rates can produce sizable non-cash gains and losses from the periodic revaluation of these liabilities into U.S. Dollars.

Financial Condition

Our consolidated balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2018 was $347.4 billion, a decrease of $895 million since December 31, 2017. Net losses attributable to Berkshire shareholders in 2018 were $1.1 billion, which included after-tax losses on our investments in equity securities of approximately $6.4 billion.

At March 31, 2018, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of approximately $98.6 billion and aggregate investments in securities (excluding our investment in Kraft Heinz) of $186.6 billion. Berkshire parent company debt outstanding at March 31, 2018 was approximately $18.2 billion, a decrease of $580 million from December 31, 2017, which was net of a $217 million increase attributable to foreign currency exchange rate changes applicable to the €6.85 billion par amount of Euro-denominated senior notes. Berkshire term debt of $800 million matured in February 2018 and an additional $750 million will mature in August 2018.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. We forecast capital expenditures of these two operations will approximate $10 billion in 2018, of which approximately $1.6 billion was made in the first quarter.

BNSF’s outstanding debt approximated $22.6 billion as of March 31, 2018, an increase of $62 million since December 31, 2017. In March 2018, BNSF issued $750 million of senior unsecured debentures due in 2048 and repaid debentures of $650 million. Outstanding borrowings of BHE and its subsidiaries were approximately $40.1 billion at March 31, 2018, an increase of $427 million since December 31, 2017. In January 2018, BHE issued senior unsecured debt of $2.2 billion with maturities ranging from 2021 to 2048. The proceeds from these borrowings were used to repay certain short-term borrowings and for other general corporate purposes. During the remainder of 2018, approximately $2.9 billion of BHE and subsidiary term debt will mature. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Finance and financial products assets were approximately $39.5 billion as of March 31, 2018, a decrease of $2.4 billion from December 31, 2017. Finance assets consist primarily of loans and finance receivables, various types of property held for lease, cash, cash equivalents and U.S. Treasury Bills. Finance and financial products liabilities declined $2.0 billion in the first quarter of 2018 to approximately $14.7 billion at March 31, 2018. The decrease reflected $2.4 billion related to debt maturities of a wholly-owned financing subsidiary, Berkshire Hathaway Finance Corporation (“BHFC”). An additional $2.25 billion of BHFC senior notes will mature over the remainder of 2018. BHFC’s senior note borrowings are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Berkshire’s Board of Directors has authorized Berkshire management to repurchase, at its discretion, Berkshire Class A and Class B common stock at prices no higher than a 20% premium over book value per share. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. There is no obligation to repurchase any stock and the program is expected to continue indefinitely. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases in 2018.

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

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2018 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2017.

Our Consolidated Balance Sheet as of March 31, 2018 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of approximately $104 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2018 includes goodwill of acquired businesses of approximately $81 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2017. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

Our Consolidated Balance Sheets include significant derivative contract liabilities with respect to our equity index put option contracts. The fair values recorded for these liabilities are based on valuation models that utilize various inputs and assumptions that we believe are used by market participants. We further believe that fair values based on such models are inherently subjective and the values in an actual transaction may differ significantly from the model values. Changes in the assumptions utilized within the valuation models may have a significant effect on recorded fair values and periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2018, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2017 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s Board of Directors has approved a common stock repurchase program permitting Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. There were no share repurchases under the program in 2018.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

3(i)	Restated Certificate of Incorporation Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on May 4, 2016.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Earnings for the three-month periods ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 5, 2018	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer