Form 10-Q
period 2018-06-30
BERKSHIRE HATHAWAY INC
filed 2018-08-06
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 26, 2018:

Class A —	734,527
Class B —	1,365,840,748

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$57,918	$25,460
Short-term investments in U.S. Treasury Bills	45,243	78,515
Investments in fixed maturity securities	18,524	21,353
Investments in equity securities	174,033	164,026
Investment in The Kraft Heinz Company	17,530	17,635
Receivables	31,280	28,578
Inventories	16,194	16,187
Property, plant and equipment	23,948	20,104
Goodwill	54,955	54,985
Other intangible assets	31,925	32,518
Deferred charges under retroactive reinsurance contracts	14,730	15,278
Other	11,619	11,158

	497,899	485,797

Railroad, Utilities and Energy:
Cash and cash equivalents*	3,363	2,910
Property, plant and equipment	129,216	128,184
Goodwill	24,772	24,780
Regulatory assets	2,929	2,950
Other	15,590	15,589

	175,870	174,413

Finance and Financial Products:
Cash and cash equivalents*	3,280	3,213
Short-term investments in U.S. Treasury Bills	1,295	5,856
Loans and finance receivables	14,211	13,748
Property, plant and equipment and assets held for lease	10,065	9,931
Goodwill	1,523	1,493
Other	7,789	7,644

	38,163	41,885

	$711,932	$702,095

*	Cash and cash equivalents includes U.S. Treasury Bills with maturities of three months or less when purchased of $41.6 billion at June 30, 2018 and $5.7 billion at December 31, 2017.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$62,737	$61,122
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	42,115	42,937
Unearned premiums	18,292	16,040
Life, annuity and health insurance benefits	18,061	17,608
Other policyholder liabilities	6,900	7,654
Accounts payable, accruals and other liabilities	26,384	23,099
Notes payable and other borrowings	25,158	27,324

	199,647	195,784

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	10,986	11,334
Regulatory liabilities	7,744	7,511
Notes payable and other borrowings	62,664	62,178

	81,394	81,023

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,662	1,470
Derivative contract liabilities	2,006	2,172
Notes payable and other borrowings	8,951	13,085

	12,619	16,727

Income taxes, principally deferred	56,514	56,607

Total liabilities	350,174	350,141

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,694	35,694
Accumulated other comprehensive income	(3,808)	58,571
Retained earnings	327,963	255,786
Treasury stock, at cost	(1,763)	(1,763)

Berkshire Hathaway shareholders’ equity	358,094	348,296
Noncontrolling interests	3,664	3,658

Total shareholders’ equity	361,758	351,954

	$711,932	$702,095

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$14,149	$12,367	$27,522	$34,120
Sales and service revenues	33,256	31,733	64,879	61,962
Interest, dividend and other investment income	1,534	1,322	2,849	2,484

	48,939	45,422	95,250	98,566

Railroad, Utilities and Energy operating and other revenues	10,895	9,822	20,997	19,200

Finance and Financial Products:
Sales and service revenues	1,992	1,648	3,685	3,146
Interest, dividend and other investment income	374	364	741	714

	2,366	2,012	4,426	3,860

Total revenues	62,200	57,256	120,673	121,626

Investment and derivative contract gains/losses:
Investments gains (losses)	5,990	290	(1,819)	605
Derivative contract gains (losses)	372	(65)	166	395

	6,362	225	(1,653)	1,000

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	9,401	8,747	18,364	27,313
Life, annuity and health insurance benefits	1,418	1,263	2,705	2,490
Insurance underwriting expenses	2,123	2,378	4,727	4,717
Cost of sales and services	26,480	25,419	51,895	49,779
Selling, general and administrative expenses	4,150	4,020	8,174	8,136
Interest expense	(260)	700	130	970

	43,312	42,527	85,995	93,405

Railroad, Utilities and Energy:
Cost of sales and operating expenses	7,963	6,940	15,364	13,694
Interest expense	702	697	1,412	1,390

	8,665	7,637	16,776	15,084

Finance and Financial Products:
Cost of sales and services	1,217	962	2,246	1,829
Selling, general and administrative expenses	518	469	985	911
Interest expense	79	103	171	207

	1,814	1,534	3,402	2,947

Total costs and expenses	53,791	51,698	106,173	111,436

Earnings before income taxes and equity method earnings	14,771	5,783	12,847	11,190
Equity method earnings	327	346	728	627

Earnings before income taxes	15,098	6,129	13,575	11,817
Income tax expense	3,021	1,774	2,569	3,323

Net earnings	12,077	4,355	11,006	8,494
Earnings attributable to noncontrolling interests	66	93	133	172

Net earnings attributable to Berkshire Hathaway shareholders	$12,011	$4,262	$10,873	$8,322

Net earnings per average equivalent Class A share	$7,301	$2,592	$6,610	$5,060
Net earnings per average equivalent Class B share*	$4.87	$1.73	$4.41	$3.37
Average equivalent Class A shares outstanding	1,645,057	1,644,580	1,645,008	1,644,503
Average equivalent Class B shares outstanding	2,467,585,853	2,466,870,080	2,467,511,782	2,466,754,153

*  Net earnings per average equivalent Class B share outstanding are one-fifteen-hundredth of the equivalent Class A amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net earnings	$12,077	$4,355	$11,006	$8,494

Other comprehensive income:
Net change in unrealized appreciation of investments	(92)	4,711	(137)	13,088
Applicable income taxes	22	(1,659)	20	(4,531)
Reclassification of investment appreciation in net earnings	(44)	(284)	(265)	(589)
Applicable income taxes	10	99	56	206
Foreign currency translation	(1,364)	798	(763)	1,356
Applicable income taxes	43	(23)	37	(92)
Prior service cost and actuarial gains/losses of defined benefit pension plans	87	(44)	63	(54)
Applicable income taxes	(20)	18	(3)	25
Other, net	(5)	3	(36)	6

Other comprehensive income, net	(1,363)	3,619	(1,028)	9,415

Comprehensive income	10,714	7,974	9,978	17,909
Comprehensive income attributable to noncontrolling interests	34	130	109	233

Comprehensive income attributable to Berkshire Hathaway shareholders	$10,680	$7,844	$9,869	$17,676

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2016	$ 35,689	$37,298	$210,846	$(1,763)	$3,358	$285,428
Net earnings	—	—	8,322	—	172	8,494
Other comprehensive income, net	—	9,354	—	—	61	9,415
Issuance of common stock	40	—	—	—	—	40
Transactions with noncontrolling interests	(58)	—	—	—	(157)	(215)

Balance at June 30, 2017	$ 35,671	$46,652	$219,168	$(1,763)	$3,434	$303,162

Balance at December 31, 2017	$ 35,702	$58,571	$255,786	$(1,763)	$3,658	$351,954
Adoption of new accounting pronouncements	—	(61,375)	61,304	—	—	(71)
Net earnings	—	—	10,873	—	133	11,006
Other comprehensive income, net	—	(1,004)	—	—	(24)	(1,028)
Issuance of common stock	32	—	—	—	—	32
Transactions with noncontrolling interests	(32)	—	—	—	(103)	(135)

Balance at June 30, 2018	$ 35,702	$(3,808)	$327,963	$(1,763)	$3,664	$361,758

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net earnings	$11,006	$8,494
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	1,819	(605)
Depreciation and amortization	4,774	4,539
Other	(421)	403
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	924	18,075
Deferred charges reinsurance assumed	549	(5,550)
Unearned premiums	2,253	1,830
Receivables and originated loans	(3,413)	(1,608)
Other assets	(1,367)	(960)
Other liabilities	(45)	111
Income taxes	12	1,893

Net cash flows from operating activities	16,091	26,622

Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(50,227)	(68,547)
Purchases of equity securities	(20,845)	(13,628)
Sales of U.S. Treasury Bills and fixed maturity securities	19,374	20,164
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	71,486	34,164
Sales and redemptions of equity securities	9,011	7,815
Purchases of loans and finance receivables	(81)	(1,350)
Collections of loans and finance receivables	188	393
Acquisitions of businesses, net of cash acquired	(373)	(1,721)
Purchases of property, plant and equipment	(6,329)	(5,149)
Other	226	(138)

Net cash flows from investing activities	22,430	(27,997)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	28	1,295
Proceeds from borrowings of railroad, utilities and energy businesses	4,239	2,413
Proceeds from borrowings of finance businesses	21	1,298
Repayments of borrowings of insurance and other businesses	(1,882)	(1,180)
Repayments of borrowings of railroad, utilities and energy businesses	(2,428)	(1,768)
Repayments of borrowings of finance businesses	(4,161)	(2,897)
Changes in short term borrowings, net	(1,080)	462
Other	(253)	(92)

Net cash flows from financing activities	(5,516)	(469)

Effects of foreign currency exchange rate changes	(41)	183

Increase (decrease) in cash and cash equivalents and restricted cash	32,964	(1,661)
Cash and cash equivalents and restricted cash at beginning of year	32,212	28,643

Cash and cash equivalents and restricted cash at end of second quarter *	$65,176	$26,982

* Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$25,460	$23,581
Railroad, Utilities and Energy	2,910	3,939
Finance and Financial Products	3,213	528
Restricted cash, included in other assets	629	595

	$32,212	$28,643

End of second quarter—
Insurance and Other	$57,918	$20,142
Railroad, Utilities and Energy	3,363	4,962
Finance and Financial Products	3,280	1,314
Restricted cash, included in other assets	615	564

	$65,176	$26,982

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes, the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”), which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Changes to those policies due to the adoption of new accounting standards effective January 1, 2018 are described in Note 2. Certain immaterial amounts related to equity method earnings were reclassified in the accompanying 2017 Consolidated Financial Statements to conform to current presentations.

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Changes in market prices of the equity securities we own can produce significant effects on our consolidated shareholders’ equity. Beginning in 2018, those effects are included in our Consolidated Statements of Earnings, whereas in pre-2018 periods, such effects were included in other comprehensive income. In addition, changes in the fair values of certain derivative contract liabilities and gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies can cause significant variations in our periodic net earnings.

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

With respect to ASU 2016-01, we reclassified net after-tax unrealized gains on equity securities as of January 1, 2018 from accumulated other comprehensive income to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total shareholders’ equity that we would have otherwise recorded. Beginning in 2018, we are including unrealized gains and losses arising from the changes in the fair values of our equity securities during the period as a component of investment gains in the Consolidated Statements of Earnings. ASU 2016-01 prohibited the restatement of prior year financial statements. For periods ending prior to January 1, 2018, gains and losses were recognized in earnings when we sold equity securities, based on the cost of the equity securities, or for an other-than-temporary impairment loss and unrealized gains and losses from the changes in fair value of available-for-sale equity securities were recorded in other comprehensive income.

Notes to Consolidated Financial Statements (Continued)

Note 2. New Accounting Pronouncements (Continued)

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

Note 3. Revenues from contracts with customers

As discussed in Note 2, on January 1, 2018, we adopted ASC 606 “Revenues from Contracts with Customers.” Our revenue recognition practices under ASC 606 do not differ materially from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers. Our accounting policies related to revenue from contracts with customers follow.

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

Notes to Consolidated Financial Statements (Continued)

Note 3. Revenues from contracts with customers (Continued)

Our product sales revenues are generally recognized at a point in time when control of the product transfers to the customer, which coincides with customer pickup or product delivery or acceptance, depending on terms of the arrangement. We recognize sales revenues and related costs with respect to certain contracts over time, primarily from certain castings, forgings and aerostructures contracts. Control of the product units under these contracts transfers continuously to the customer as the product is manufactured. These products generally have no alternative use and the contract requires the customer to provide reasonable compensation if terminated for reasons other than breach of contract.

Our energy revenue derives primarily from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Our nonregulated energy revenue primarily relates to our renewable energy business. Energy revenues are equivalent to the amounts we have the right to invoice and correspond directly with the value to the customer of the performance to date and include billed and unbilled amounts. As of June 30, 2018 and December 31, 2017, trade receivables were approximately $2.0 billion and were included in other assets of our railroad, utilities and energy businesses on the Consolidated Balance Sheets. Such amounts relate substantially to customer revenue, and included unbilled revenue of $722 million as of June 30, 2018 and $665 million as of December 31, 2017. Payments from customers are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price, as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The primary performance obligation under our freight rail transportation service contracts is to move freight from a point of origin to a point of destination for its customers. The performance obligations are represented by bills of lading which create a series of distinct services that have a similar pattern of transfer to the customer. The revenues for each performance obligation are based on various factors including the product being shipped, the origin and destination pair, and contract incentives which are outlined in various private rate agreements, common carrier public tariffs, interline foreign road agreements and pricing quotes. The transaction price is generally a per car amount to transport railcars from a specified origin to a specified destination. Freight revenues are recognized over time as the service is performed because the customer simultaneously receives and consumes the benefits of the service. Revenues recognized represent the proportion of the service completed as of the balance sheet date. Receivables related to customer contracts were approximately $1.2 billion at both June 30, 2018 and December 31, 2017 and were included in other assets of our railroad, utilities and energy businesses. Invoices for freight transportation services are generally issued to customers and paid within thirty days or less. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments.

Other service revenues derive from contracts with customers in which performance obligations are satisfied over time, where customers receive and consume benefits as we perform the services, or at a point in time when the services are provided. Other service revenues primarily derive from real estate brokerage, automotive repair, aircraft management, aviation training, franchising and news distribution services.

Prior to January 1, 2018, we recognized revenues from the sales of fractional ownership interests in aircraft over the terms of the related management services agreements, as the transfers of the ownership interests were inseparable from the management services agreements. These agreements also include provisions that require us to repurchase the fractional interest at fair market value at contract termination or upon the customer’s request following the minimum commitment period. ASC 606 provides that such contracts are subject to accounting guidance for lease contracts and not ASC 606. The principal effects of this re-characterization were to increase both assets (primarily property, plant and equipment) and other liabilities by approximately $3.5 billion with a small reduction to retained earnings as of January 1, 2018. The re-categorization of these contracts as operating leases did not have a significant effect on our consolidated revenues or earnings for the first six months of 2018.

Notes to Consolidated Financial Statements (Continued)

Note 3. Revenues from contracts with customers (Continued)

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the six months ended June 30, 2018 (in millions). Other revenues included in our consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and lease income which are not within the scope of ASC 606.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Finance and Financial Products	Insurance, Corporate and other	Total
Manufactured products:
Industrial and commercial products	$12,922	$—	$108	$—	$—	$421	$—	$13,451
Building products	6,344	—	—	—	—	7	—	6,351
Consumer products	5,896	—	—	—	—	1,954	—	7,850
Grocery and convenience store distribution	—	16,419	—	—	—	—	—	16,419
Food and beverage distribution	—	8,124	—	—	—	—	—	8,124
Auto sales	—	—	4,004	—	—	—	—	4,004
Other retail and wholesale distribution	1,012	—	5,617	—	—	42	—	6,671
Service	497	37	1,947	11,411	1,886	26	—	15,804
Electricity and natural gas	—	—	—	—	7,090	—	—	7,090

Total	26,671	24,580	11,676	11,411	8,976	2,450	—	85,764
Other revenue	81	36	1,921	24	586	1,976	30,285	34,909

	$26,752	$24,616	$13,597	$11,435	$9,562	$4,426	$30,285	$120,673

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of June 30, 2018 follows (in millions).

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Manufactured products:
Industrial and commercial products	$59	$2,970	$3,029
Electricity and natural gas	1,160	5,955	7,115

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2018 and December 31, 2017 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
U.S. Treasury, U.S. government corporations and agencies	$3,463	$10	$(35)	$3,438
U.S. states, municipalities and political subdivisions	452	17	(5)	464
Foreign governments	7,551	56	(42)	7,565
Corporate bonds	5,968	453	(8)	6,413
Mortgage-backed securities	585	62	(3)	644

	$18,019	$598	$(93)	$18,524

December 31, 2017
U.S. Treasury, U.S. government corporations and agencies	$3,975	$4	$(26)	$3,953
U.S. states, municipalities and political subdivisions	847	19	(12)	854
Foreign governments	8,572	274	(24)	8,822
Corporate bonds	6,279	588	(5)	6,862
Mortgage-backed securities	772	92	(2)	862

	$20,445	$977	$(69)	$21,353

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities (Continued)

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2018, approximately 92% of foreign government holdings were rated AA or higher by at least one of the major rating agencies.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2018 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,863	$9,439	$399	$733	$585	$18,019
Fair value	6,876	9,507	448	1,049	644	18,524

Note 5. Investments in equity securities

Investments in equity securities as of June 30, 2018 and December 31, 2017 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2018 *
Banks, insurance and finance	$27,003	$50,770	$ 77,773
Consumer products	40,199	28,502	68,701
Commercial, industrial and other	20,256	12,999	33,255

	$87,458	$92,271	$ 179,729

*    Approximately 70% of the aggregate fair value was concentrated in five companies (American Express Company – $14.9 billion; Apple Inc. – $47.2 billion; Bank of America Corporation – $19.7 billion; The Coca-Cola Company – $17.5 billion and Wells Fargo & Company – $26.4 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2017 *
Banks, insurance and finance	$25,783	$55,026	$ 80,809
Consumer products	25,177	25,698	50,875
Commercial, industrial and other	23,716	15,140	38,856

	$74,676	$95,864	$ 170,540

*    Approximately 65% of the aggregate fair value was concentrated in five companies (American Express Company – $15.1 billion; Apple Inc. – $28.2 billion; Bank of America Corporation – $20.7 billion; The Coca-Cola Company – $18.4 billion and Wells Fargo & Company – $29.3 billion).

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

		June 30, 2018	December 31, 2017
Insurance and other		$174,033	$ 164,026
Railroad, utilities and energy *		1,364	1,961
Finance and financial products *		4,332	4,553

		$179,729	$ 170,540

*	Included in other assets.

Notes to Consolidated Financial Statements (Continued)

Note 6. Equity Method Investments

Berkshire holds investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these is our investment in the common stock of The Kraft Heinz Company (“Kraft Heinz”). Kraft Heinz is one of the world’s largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Berkshire currently owns 325,442,152 shares of Kraft Heinz common stock representing 26.7% of the outstanding shares. The carrying value and fair value of this investment at June 30, 2018 was approximately $17.5 billion and $20.4 billion, respectively, and at December 31, 2017 was $17.6 billion and $25.3 billion, respectively. Our earnings determined under the equity method during the first six months of 2018 and 2017 were $467 million and $548 million, respectively. We received dividends on the common stock of $407 million in the first six months of 2018 and $391 million in the first six months of 2017, which we recorded as reductions of our investment.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

			June 30, 2018	December 30, 2017
Assets			$121,896	$120,232
Liabilities			56,024	53,985

	Second Quarter		First Six Months
	2018	2017	2018	2017
Sales	$6,686	$6,637	$12,990	$12,961

Net earnings attributable to Kraft Heinz common shareholders	$756	$1,159	$1,749	$2,052

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC, d/b/a Pilot Flying J (“Pilot Flying J”), and Electric Transmission Texas, LLC (“ETT”). Our investments in these entities were approximately $3.5 billion as of June 30, 2018 and $3.4 billion as of December 31, 2017 and were included in other assets. Our equity method earnings in these entities for the first six months were $261 million in 2018 and $79 million in 2017. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”), formerly known as Leucadia National Corporation, owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. We support the commercial paper with a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. In addition, a Berkshire Hathaway Energy Company subsidiary owns a 50% ownership interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest.

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

Note 7. Income taxes

Our consolidated effective income tax rates for the second quarter and first six months of 2018 were 20.0% and 18.9%, respectively, and 28.9% and 28.1%, respectively, in the second quarter and first six months of 2017. Our effective income tax rate normally reflects recurring benefits from: (a) dividends received deductions applicable to certain investments in equity securities and (b) income production tax credits related to wind-powered electricity generation placed in service in the U.S. In 2018, our effective income tax rate reflects the current U.S. statutory rate of 21%, while the rate for 2017 reflects the then current U.S. statutory rate of 35%. In addition, the relative mix of pre-tax earnings or losses and underlying income tax rates applicable to the various taxing jurisdictions can also affect our periodic consolidated effective income tax rate.

Notes to Consolidated Financial Statements (Continued)

Note 7. Income taxes (Continued)

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

Note 8. Investment gains/losses

A summary of investment gains and losses in the second quarter and first six months of 2018 and 2017 follows (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Equity securities:
Unrealized investment gains/losses on securities held at the end of the period	$5,585	$—	$(2,146)	$—
Investment gains/losses during 2018 on securities sold in 2018	357	—	41	—
Gross realized gains	—	359	—	784
Gross realized losses	—	(82)	—	(207)

	5,942	277	(2,105)	577

Fixed maturity securities:
Gross realized gains	48	15	407	26
Gross realized losses	(4)	(8)	(142)	(14)
Other	4	6	21	16

	$5,990	$290	$(1,819)	$605

Prior to 2018, we recognized investment gains and losses in earnings when we sold or otherwise disposed of equity securities based on the difference between the proceeds from the sale and the cost of the securities or when we recognized other-than-temporary impairment losses. Beginning in 2018, equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own. See Note 2. Prior to 2018, we recorded the changes in unrealized gains and losses on our investments in equity securities in other comprehensive income.

During the first six months of 2018, as reflected on the Consolidated Statement of Cash Flows, we received proceeds of approximately $9.0 billion from sales of equity securities. In the table above, investment gains/losses on equity securities sold during 2018 reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. Our taxable gains on equity securities sold during the second quarter and first six months of 2018, which are generally the difference between the proceeds from sales and our original cost, were $629 million and $1,359 million, respectively.

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30, 2018	December 31, 2017
Insurance premiums receivable	$12,638	$11,058
Reinsurance recoverable on unpaid losses	2,989	3,201
Trade receivables	12,945	11,756
Other	3,074	2,925
Allowances for uncollectible accounts	(366)	(362)

	$31,280	$28,578

Notes to Consolidated Financial Statements (Continued)

Note 9. Receivables (Continued)

A summary of loans and finance receivables of our finance and financial products businesses follows (in millions).

	June 30, 2018	December 31, 2017
Loans and finance receivables before allowances and discounts	$14,564	$14,126
Allowances for uncollectible loans	(180)	(180)
Unamortized acquisition discounts	(173)	(198)

	$14,211	$13,748

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses in the first six months of 2018 and 2017 were $70 million and $78 million, respectively. Loan charge-offs, net of recoveries, in the first six months were $70 million in 2018 and $83 million in 2017. At June 30, 2018, approximately 98% of the loan balances were evaluated collectively for impairment. As part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2018, we considered approximately 99% of the loan balances to be performing and approximately 95% of the loan balances to be current as to payment status. In June 2017, we agreed to provide a Canada-based financial institution with a C$2 billion one-year secured revolving credit facility. The agreement expired on June 29, 2018.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2018	December 31, 2017
Raw materials	$3,172	$2,997
Work in process and other	2,213	2,315
Finished manufactured goods	4,117	4,179
Goods acquired for resale	6,692	6,696

	$16,194	$16,187

Note 11. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions). In conjunction with the adoption of ASC 606, we recorded a net asset of approximately $3.5 billion in aircraft sold under fractional aircraft ownership programs in machinery and equipment. Such amount included cost of approximately $5.3 billion, net of accumulated depreciation of $1.8 billion. We also recorded other liabilities of approximately $3.5 billion for estimated repurchase obligations and unearned lease revenues, substantially offsetting the amount recorded in machinery and equipment. See Note 2.

	June 30, 2018	December 31, 2017
Land	$2,289	$2,292
Buildings and improvements	9,041	8,810
Machinery and equipment	27,932	21,935
Furniture, fixtures and other	4,695	4,387

	43,957	37,424
Accumulated depreciation	(20,009)	(17,320)

	$23,948	$20,104

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

	June 30, 2018	December 31, 2017
Railroad:
Land	$6,093	$ 6,088
Track structure and other roadway	51,994	51,320
Locomotives, freight cars and other equipment	12,640	12,543
Construction in progress	1,039	989

	71,766	70,940
Accumulated depreciation	(9,259)	(8,627)

	62,507	62,313

Utilities and energy:
Utility generation, transmission and distribution systems	74,975	74,660
Interstate natural gas pipeline assets	7,240	7,176
Independent power plants and other assets	8,142	7,499
Construction in progress	3,204	2,556

	93,561	91,891
Accumulated depreciation	(26,852)	(26,020)

	66,709	65,871

	$129,216	$ 128,184

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions). Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture.

	June 30, 2018	December 31, 2017
Assets held for lease	$12,507	$ 12,318
Land	234	231
Buildings, machinery and other	1,489	1,444

	14,230	13,993
Accumulated depreciation	(4,165)	(4,062)

	$10,065	$ 9,931

A summary of depreciation expense for the first six months of 2018 and 2017 follows (in millions).
	First Six Months
	2018	2017
Insurance and other	$1,302	$ 1,089
Railroad, utilities and energy	2,444	2,389
Finance and financial products	321	321

	$4,067	$ 3,799

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

			June 30, 2018	December 31, 2017
Balance at beginning of year			$81,258	$ 79,486
Acquisitions of businesses			177	1,545
Other, including foreign currency translation			(185)	227

Balance at end of period			$81,250	$ 81,258

Other intangible assets are summarized as follows (in millions).
	June 30, 2018		December 31, 2017
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,267	$8,342	$40,225	$ 7,707
Railroad, utilities and energy	1,018	349	988	324

	$41,285	$8,691	$41,213	$ 8,031

Trademarks and trade names	$5,398	$729	$5,381	$ 692
Patents and technology	4,380	2,635	4,341	2,493
Customer relationships	28,335	4,140	28,322	3,722
Other	3,172	1,187	3,169	1,124

	$41,285	$8,691	$41,213	$ 8,031

Amortization expense in the first six months was $707 million in 2018 and $740 million in 2017. Intangible assets with indefinite lives were approximately $18.9 billion as of June 30, 2018 and December 31, 2017.

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

	June 30, 2018		December 31, 2017
	Liabilities	Notional Value	Liabilities	Notional Value
Equity index put options	$2,006	$ 27,658(1)	$ 2,172	$ 28,753(1)

(1)

Represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

We record derivative contract liabilities at fair value and include the changes in the fair values of such contracts in earnings as derivative contract gains/losses. A summary of derivative contract gains/losses included in our Consolidated Statements of Earnings follows (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Equity index put options	$372	$(65)	$166	$395

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. The remaining contracts expire between April 2019 and January 2026. The remaining weighted average life of all contracts was approximately 2.5 years at June 30, 2018. In the second quarter of 2018, one equity index put option contract expired with no payment due to the counterparty.

Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of approximately $4.1 billion on the remaining contracts at the contract inception dates and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $930 million at June 30, 2018 and $789 million at December 31, 2017. These contracts may not be unilaterally terminated or fully settled before the expiration dates and the ultimate amount of cash basis gains or losses on these contracts will not be determined until the contract expiration dates.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2018, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. We may use forward purchases and sales, futures, swaps and options to manage a portion of these price risks. Most of the net derivative contract assets or liabilities of our regulated utilities are probable of recovery through rates and are offset by regulatory liabilities or assets. Derivative contract assets are included in other assets and were $149 million as of June 30, 2018 and $142 million as of December 31, 2017. Derivative contract liabilities are included in other liabilities and were $93 million as of June 30, 2018 and $82 million as of December 31, 2017.

Note 14. Supplemental cash flow information

Supplemental cash flow information follows (in millions).

	First Six Months
	2018	2017
Cash paid during the period for:
Income taxes	$2,358	$1,082
Interest:
Insurance and other businesses	464	390
Railroad, utilities and energy businesses	1,402	1,410
Finance and financial products businesses	182	211
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	76	167

Notes to Consolidated Financial Statements (Continued)

Note 15. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under short-duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Reconciliations of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 16), for the six months ending June 30, 2018 and 2017 follow (in millions).

	2018	2017
Balances – beginning of year:
Gross liabilities	$61,122	$53,379
Reinsurance recoverable on unpaid losses	(3,201)	(3,338)

Net liabilities	57,921	50,041

Incurred losses and loss adjustment expenses:
Current accident year events	18,905	16,980
Prior accident years’ events	(1,054)	(166)

Total incurred losses and loss adjustment expenses	17,851	16,814

Paid losses and loss adjustment expenses:
Current accident year events	(7,332)	(6,656)
Prior accident years’ events	(8,581)	(7,253)

Total payments	(15,913)	(13,909)

Foreign currency translation adjustment	(111)	327
Balances – June 30:
Net liabilities	59,748	53,273
Reinsurance recoverable on unpaid losses	2,989	3,076

Gross liabilities	$62,737	$56,349

Incurred losses and loss adjustment expenses in the first six months of 2018 included net reductions of estimated ultimate liabilities for prior accident years of $1,054 million compared to $166 million in 2017. We reduced estimated ultimate liabilities for prior accident years related to primary insurance by $768 million in the first six months of 2018 compared to $532 million in the first six months of 2017. In the first six months of 2018, estimated liabilities for prior accident years for private passenger automobile insurance coverages were reduced $430 million compared to $106 million in 2017. In each period, we also reduced prior years’ claim liabilities for medical professional liability and workers’ compensation insurance coverages.

In the first six months of 2018, we reduced estimated ultimate liabilities with respect to prior accident years for property and casualty reinsurance by $286 million, compared to an increase of $366 million in the first six months of 2017. The comparative change reflected the impact in the 2017 period of unanticipated property claims and increases in estimated liabilities for certain U.K. personal injury claims resulting from the U.K. Ministry of Justice’s decision to reduce the fixed discount rate to be used by insurers in lump sum settlement calculations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, if applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for the six months ending June 30, 2018 and 2017 follows (in millions).

	2018		2017
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances – beginning of year:	$42,937	$ (15,278)	$24,972	$(8,047)

Incurred losses and loss adjustment expenses
Current year contracts	—	—	16,448	(6,078)
Prior years’ contracts	(35)	548	(399)	528

Total	(35)	548	16,049	(5,550)

Paid losses and loss adjustment expenses	(787)	—	(630)	—

Balances – June 30:	$42,115	$ (14,730)	$40,391	$(13,597)

Incurred losses and loss adjustment expenses, net of deferred charges	$513		$10,499

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

In the first quarter of 2017, National Indemnity Company (“NICO”), a wholly-owned subsidiary, entered into an agreement with various subsidiaries of American International Group, Inc. (collectively, “AIG”), which became effective on February 2, 2017. Under this agreement, NICO agreed to indemnify AIG for 80% of up to $25 billion of losses and allocated loss adjustment expenses in excess of $25 billion retained by AIG, with respect to certain commercial insurance loss events occurring prior to 2016. As of the effective date, we recorded premiums earned of $10.2 billion, a liability for unpaid losses and loss adjustment expenses of $16.4 billion and a deferred charge reinsurance assumed asset of $6.2 billion. Berkshire agreed to guarantee the timely payment of all amounts due to AIG under the agreement. Our estimated ultimate claim liabilities with respect to the AIG contract at June 30, 2018 and at December 31, 2017 were $18.2 billion, which reflected an increase of $1.8 billion in estimated ultimate liabilities recorded in the fourth quarter of 2017. Deferred charge assets related to the AIG contract were approximately $7.2 billion at June 30, 2018 and $7.5 billion at December 31, 2017.

Incurred losses and loss adjustment expenses related to contracts written in prior years were $513 million in the first six months of 2018 and $129 million in the first six months of 2017. Such losses included recurring amortization of deferred charge assets and net gains from reductions of estimated ultimate claim liabilities.

Note 17. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2018.

	Weighted Average Interest Rate	June 30, 2018	December 31, 2017
Insurance and other:
Issued by Berkshire:
U.S. Dollar denominated borrowings due 2018-2047	3.0%	$9,809	$10,603
Euro denominated borrowings due 2020-2035	1.1%	7,950	8,164
Short-term subsidiary borrowings	3.9%	1,795	1,832
Other subsidiary borrowings due 2018-2045	4.0%	5,604	6,725

		$25,158	$27,324

Notes to Consolidated Financial Statements (Continued)

Note 17. Notes payable and other borrowings (Continued)

In the first six months of 2018, the carrying value of Berkshire’s Euro denominated senior notes decreased $219 million due to changes in the Euro/U.S. Dollar exchange rates, which produced a corresponding increase to pre-tax earnings of $219 million as a reduction of interest expense. During the first six months of 2018, $800 million of Berkshire U.S. Dollar denominated notes matured.

	Weighted Average Interest Rate	June 30, 2018	December 31, 2017
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2018-2048	4.5%	$7,979	$6,452
Subsidiary and other debt due 2018-2064	4.7%	28,727	28,739
Short-term debt	2.7%	3,424	4,488
Issued by BNSF due 2018-2097	4.7%	22,534	22,499

		$62,664	$62,178

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios, among other covenants. During the first six months of 2018, BHE and its subsidiaries issued $3.5 billion of long-term debt with maturity dates ranging from 2020 to 2048 with a weighted average interest rate of 3.2%. In July 2018, BHE and subsidiaries issued an additional $2.05 billion of debt with maturities in 2049 with a weighted average interest rate of 4.3%. Proceeds from these debt issuances were used to repay debt, to fund capital expenditures and for general corporate purposes.

BNSF’s borrowings are primarily senior unsecured debentures. In the first quarter of 2018, BNSF issued $750 million of 4.05% senior unsecured debentures due in 2048 and $650 million of debentures matured. In August 2018, BNSF issued $750 million of 4.15% debentures due in 2048. As of June 30, 2018, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	June 30, 2018	December 31, 2017
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2018-2043	3.0%	$8,829	$12,926
Issued by other subsidiaries due 2018-2028	3.6%	122	159

		$8,951	$13,085

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and assets held for lease of certain finance subsidiaries. Such borrowings are fully and unconditionally guaranteed by Berkshire. During the first six months of 2018, $4.1 billion of BHFC senior notes matured.

As of June 30, 2018, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $6.6 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $5.1 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire guaranteed approximately $1.8 billion of other subsidiary borrowings at June 30, 2018. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2018 and December 31, 2017 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,438	$3,438	$2,413	$1,025	$—
U.S. states, municipalities and political subdivisions	464	464	—	464	—
Foreign governments	7,565	7,565	5,715	1,850	—
Corporate bonds	6,413	6,413	—	6,408	5
Mortgage-backed securities	644	644	—	644	—
Investments in equity securities	179,729	179,729	179,681	48	—
Investment in Kraft Heinz common stock	17,530	20,444	20,444	—	—
Loans and finance receivables	14,211	14,485	—	87	14,398
Derivative contract assets (1)	149	149	1	30	118
Derivative contract liabilities:
Railroad, utilities and energy (1)	93	93	—	75	18
Equity index put options	2,006	2,006	—	—	2,006
Notes payable and other borrowings:
Insurance and other	25,158	25,422	—	25,422	—
Railroad, utilities and energy	62,664	67,284	—	67,284	—
Finance and financial products	8,951	9,148	—	9,121	27
December 31, 2017
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,953	$3,953	$2,360	$1,593	$—
U.S. states, municipalities and political subdivisions	854	854	—	854	—
Foreign governments	8,822	8,822	6,946	1,876	—
Corporate bonds	6,862	6,862	—	6,856	6
Mortgage-backed securities	862	862	—	862	—
Investments in equity securities	170,540	170,540	170,494	46	—
Investment in Kraft Heinz common stock	17,635	25,306	25,306	—	—
Loans and finance receivables	13,748	14,136	—	17	14,119
Derivative contract assets (1)	142	142	1	28	113
Derivative contract liabilities:
Railroad, utilities and energy (1)	82	82	3	69	10
Equity index put options	2,172	2,172	—	—	2,172
Notes payable and other borrowings:
Insurance and other	27,324	28,180	—	28,180	—
Railroad, utilities and energy	62,178	70,538	—	70,538	—
Finance and financial products	13,085	13,582	—	13,577	5

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ending June 30, 2018 and 2017 follow (in millions).

	Investments in equity and fixed maturity securities	Net derivative contract liabilities
Six months ending June 30, 2018
Balance at December 31, 2017	$6	$(2,069)
Gains (losses) included in:
Earnings	—	256
Regulatory assets and liabilities	—	(14)
Acquisitions, dispositions and settlements	(1)	(79)

Balance at June 30, 2018	$5	$(1,906)

Six months ending June 30, 2017
Balance at December 31, 2016	$17,321	$(2,824)
Gains (losses) included in:
Earnings	—	473
Other comprehensive income	1,157	(2)
Regulatory assets and liabilities	—	(2)
Acquisitions, dispositions and settlements	(58)	(50)
Transfers into/out of Level 3	(18,412)	—

Balance at June 30, 2017	$8	$(2,405)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate. In 2017, gains and losses included in other comprehensive income were primarily the net change in unrealized appreciation of investments and the reclassification of investment appreciation in net earnings, as appropriate in our Consolidated Statements of Comprehensive Income.

On June 30, 2017, we announced our intention to exercise our investment in Bank of America Corporation Warrants (“BAC Warrants”) for common stock in the third quarter of 2017 and that we expected to use our investment in Bank of America Corporation Preferred Stock as consideration. In the second quarter of 2017, Restaurant Brands International, Inc. (“RBI”) announced its intention to redeem our investment in RBI Preferred Shares in the fourth quarter of 2017. As of June 30, 2017, we based our valuations of these investments on such expectations and we significantly reduced expected durations and effectively eliminated the discounts for transferability and other restrictions. As a result, we concluded the Level 3 inputs used in the previous fair value determinations of our investments in BAC Warrants and RBI Preferred Shares were not significant and that the valuations of such investments were deemed Level 2 measurements.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements (Continued)

Quantitative information as of June 30, 2018, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Technique	Unobservable Input	Weighted Average
Derivative liabilities:
Equity index put options	$2,006	Option pricing model	Volatility	17%

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

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the six months ending June 30, 2018 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2017	762,755	(11,680)	751,075	1,342,066,749	(1,409,762)	1,340,656,987
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(4,560)	—	(4,560)	7,181,203	—	7,181,203

Balance at June 30, 2018	758,195	(11,680)	746,515	1,349,247,952	(1,409,762)	1,347,838,190

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,645,074 shares outstanding as of June 30, 2018 and 1,644,846 shares outstanding as of December 31, 2017. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

For several years, Berkshire had a common stock repurchase program, which permitted Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. On July 17, 2018, Berkshire’s Board of Directors authorized an amendment to the program, permitting Berkshire to repurchase shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, a Vice-Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program.

Notes to Consolidated Financial Statements (Continued)

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and amounts reclassified out of accumulated other comprehensive income for the six months ending June 30, 2018 and 2017 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
2018
Balance at December 31, 2017	$62,093	$(3,114)	$(420)	$12	$58,571
Reclassifications to retained earnings	(61,340)	(65)	36	(6)	(61,375)
Other comprehensive income, net before reclassifications	(144)	(705)	(8)	5	(852)
Reclassifications into net earnings	(209)	—	62	(5)	(152)

Balance at June 30, 2018	$400	$(3,884)	$(330)	$6	$(3,808)

Reclassifications into net earnings:
Reclassifications before income taxes	$(265)	$—	$84	$(8)	$(189)
Applicable income taxes	(56)	—	22	(3)	(37)

	$(209)	$—	$62	$(5)	$(152)

2017
Balance at December 31, 2016	$43,176	$(5,268)	$(593)	$(17)	$37,298
Other comprehensive income, net before reclassifications	8,540	1,221	(64)	(7)	9,690
Reclassifications into net earnings	(383)	—	34	13	(336)

Balance at June 30, 2017	$51,333	$(4,047)	$(623)	$(11)	$46,652

Reclassifications into net earnings:
Reclassifications before income taxes	$(589)	$—	$45	$24	$(520)
Applicable income taxes	(206)	—	11	11	(184)

	$(383)	$—	$34	$13	$(336)

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

Notes to Consolidated Financial Statements (Continued)

Note 22. Business segment data

Our operating businesses include a large and diverse group of insurance, railroad, utilities and energy, finance, manufacturing, service and retailing businesses. Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues by segment for the second quarter and first six months of 2018 and 2017 were as follows (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Operating Businesses:
Insurance:
Underwriting:
GEICO	$8,284	$7,244	$16,199	$ 14,089
Berkshire Hathaway Reinsurance Group	3,912	3,364	7,452	16,596
Berkshire Hathaway Primary Group	1,953	1,759	3,871	3,435
Investment income	1,399	1,284	2,612	2,416

Total insurance	15,548	13,651	30,134	36,536
BNSF	5,878	5,250	11,502	10,435
Berkshire Hathaway Energy	5,050	4,602	9,562	8,833
Manufacturing	13,853	12,738	26,787	24,835
McLane Company	12,427	12,581	24,616	24,682
Service and retailing	7,062	6,550	13,649	12,643
Finance and financial products	2,366	2,017	4,429	3,866

	62,184	57,389	120,679	121,830
Reconciliation of segments to consolidated amount:
Corporate, eliminations and other	16	(133)	(6)	(204)

	$62,200	$57,256	$120,673	$ 121,626

Earnings before income taxes by segment for the second quarter and first six months of 2018 and 2017 were as follows (in millions).
	Second Quarter		First Six Months
	2018	2017	2018	2017
Operating Businesses:
Insurance:
Underwriting:
GEICO	$673	$119	$1,350	$ 294
Berkshire Hathaway Reinsurance Group	297	(375)	39	(1,118)
Berkshire Hathaway Primary Group	234	232	333	421
Investment income	1,392	1,283	2,597	2,412

Total insurance	2,596	1,259	4,319	2,009
BNSF	1,655	1,537	3,168	2,882
Berkshire Hathaway Energy	586	649	1,073	1,238
Manufacturing	2,135	1,939	3,990	3,426
McLane Company	67	69	127	157
Service and retailing	697	555	1,212	948
Finance and financial products	565	492	1,059	942

	8,301	6,500	14,948	11,602
Reconciliation of segments to consolidated amount:
Investment and derivative contract gains/losses	6,362	225	(1,653)	1,000
Interest expense, not allocated to segments	320	(646)	(17)	(857)
Equity method investments	327	346	728	627
Corporate, eliminations and other	(212)	(296)	(431)	(555)

	$15,098	$6,129	$13,575	$ 11,817

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Insurance – underwriting	$943	$(22)	$1,350	$(289)
Insurance – investment income	1,142	965	2,154	1,873
Railroad	1,309	958	2,454	1,796
Utilities and energy	581	509	1,166	989
Manufacturing, service and retailing	2,141	1,662	3,963	2,979
Finance and financial products	429	323	803	614
Investment and derivative gains/losses	5,118	143	(1,308)	647
Other	348	(276)	291	(287)

Net earnings attributable to Berkshire Hathaway shareholders	$12,011	$4,262	$10,873	$8,322

Through our subsidiaries, we engage in a number of diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are essentially no centralized or integrated business functions and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. Beginning in 2018, our periodic net earnings include changes in unrealized gains and losses on our investments in equity securities. These gains and losses are likely to be very significant given the size of our current holdings and the volatility inherent in securities prices. Prior to 2018, these gains and losses were recorded in other comprehensive income. Thus, the new accounting treatment has no effect on the consolidated shareholders’ equity we would have otherwise reported. The business segment data (Note 22 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our after-tax earnings in the second quarter and first six months of 2018 were favorably affected by lower U.S. income tax expense, primarily attributable to a reduction in the U.S. statutory income tax rate from 35% to 21% effective January 1, 2018 in connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”) enacted on December 22, 2017. The effect of the lower U.S. statutory income tax rate in 2018, generally resulted in increased comparative after-tax earnings of our various business operations, although the effects varied, reflecting the differences in the mix of earnings subject to tax in the U.S. and internationally and the varying effects of U.S. state and local income taxes. Further, the effective U.S. income tax rates on dividend income under the TCJA are not significantly different from the prior income tax law.

Our insurance businesses generated after-tax earnings from underwriting of $943 million and $1,350 million in the second quarter and first six months of 2018, respectively, compared to losses of $22 million and $289 million, respectively, in 2017. Results in 2018 included reductions of estimated ultimate liabilities for prior years’ property/casualty loss events, the favorable effects of foreign currency exchange rate changes on certain non-U.S. denominated liabilities of U.S subsidiaries and a lower effective income tax rate.

Our railroad business generated increased earnings in the second quarter and first six months of 2018 compared to 2017, reflecting an increase in unit volume, higher average revenue per car/unit and a lower effective income tax rate, partly offset by increased fuel and other operating costs. Our utilities and energy businesses produced higher after-tax earnings in the second quarter and first six months of 2018 compared to 2017, primarily due to a lower overall effective income tax rate and increased pre-tax earnings from renewables and natural gas pipelines. Earnings from our manufacturing, service and retailing businesses in the second quarter and first six months of 2018 increased 29% and 33%, respectively, over 2017, due to lower effective income tax rates and an 18% increase in year-to-date pre-tax earnings.

In the second quarter of 2018, after-tax gains from investments and derivative contracts were $5.1 billion, while in the first six months of 2018, we incurred after-tax losses of $1.3 billion. Investment gains/losses included after-tax gains of approximately $4.5 billion in the second quarter and after-tax losses of approximately $1.7 billion in the first six months from changes in market values on our investments in equity securities held at June 30, 2018. In 2017, after-tax investment gains on equity securities arose from the disposition or exchange of securities during the period based on the cost of the disposed security. In the first six months of 2017, we also recorded after-tax unrealized gains on our investments in equity securities of approximately $8.2 billion in other comprehensive income. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider catastrophe losses in excess of $100 million from a current year event as significant. Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts were approximately $105 billion as of June 30, 2018. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results of our insurance businesses are summarized below (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Underwriting gain (loss):
GEICO	$673	$119	$1,350	$294
Berkshire Hathaway Reinsurance Group	297	(375)	39	(1,118)
Berkshire Hathaway Primary Group	234	232	333	421

Pre-tax underwriting gain (loss)	1,204	(24)	1,722	(403)
Income taxes and noncontrolling interests	261	(2)	372	(114)

Net underwriting gain (loss)	$943	$(22)	$1,350	$(289)

Effective income tax rate	21.4%	34.4%	21.4%	30.8%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,237		$7,270		$16,926		$14,857

Premiums earned	$8,284	100.0	$7,244	100.0	$16,199	100.0	$14,089	100.0

Losses and loss adjustment expenses	6,505	78.5	6,108	84.3	12,580	77.7	11,698	83.0
Underwriting expenses	1,106	13.4	1,017	14.1	2,269	14.0	2,097	14.9

Total losses and expenses	7,611	91.9	7,125	98.4	14,849	91.7	13,795	97.9

Pre-tax underwriting gain	$673		$119		$1,350		$294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the second quarter and first six months of 2018 were approximately $8.2 billion and $16.9 billion, respectively, representing increases of 13.3% and 13.9%, respectively, compared to 2017. These increases reflected voluntary auto policy-in-force growth of 4.9% and increased premiums per auto policy of approximately 8.7% over the past twelve months. The increase in premiums per policy was attributable to rate increases, coverage changes and changes in state and risk mix. The rate increases were in response to accelerating losses in recent years. Voluntary auto new business sales in the first six months of 2018 decreased 9.3% compared to our record growth over the first half of 2017, while our voluntary auto policies-in-force increased approximately 369,000 during the first six months of 2018.

Losses and loss adjustment expenses increased $397 million (6.5%) in the second quarter and $882 million (7.5%) in the first six months of 2018 compared to 2017. Our ratio of losses and loss adjustment expenses to premiums earned (the “loss ratio”) in the first six months of 2018 was 77.7%, a decline of 5.3 percentage points compared to 2017. The decline in the loss ratio reflected the effects of premium rate increases and comparatively lower storm-related losses.

We also reduced ultimate claim loss estimates for prior years’ loss events by $430 million in the first six months of 2018 and $106 million in the first six months of 2017. These reductions produced corresponding increases in pre-tax underwriting gains. The comparative increase in gains relating to prior years’ claims was primarily related to collision and property damage losses, which usually have short claim-tails. Claims frequencies in the first six months of 2018 for property damage, collision and personal injury protection coverages declined approximately two percent compared to 2017, and decreased approximately three percent for bodily injury coverage. Average claims severities in the first six months of 2018 were higher for property damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range).

Our underwriting expenses in the first six months of 2018 were approximately $2.3 billion, an increase of $172 million (8.2%) over 2017. Our expense ratio (underwriting expenses to premiums earned) for the first six months of 2018 decreased 0.9 percentage points compared to 2017. The largest components of underwriting expenses are employee-related expenses (salaries and benefits) and advertising costs. The increase in underwriting expenses reflects the increase in policies-in-force.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
Property/casualty	$2,296	$1,960	$4,322	$3,702	$338	$40	$468	$(370)
Retroactive reinsurance	—	1	—	10,186	(147)	(333)	(458)	(594)

	2,296	1,961	4,322	13,888	191	(293)	10	(964)

Life/health	1,314	1,173	2,548	2,258	120	116	216	189
Periodic payment annuity	302	230	582	450	(14)	(198)	(187)	(343)

	1,616	1,403	3,130	2,708	106	(82)	29	(154)

	$3,912	$3,364	$7,452	$16,596	$297	$(375)	$39	$(1,118)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Property/casualty

A summary of premiums and underwriting results of our property/casualty reinsurance businesses follows (in millions).

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
NICO Group	$1,263	$1,183	$2,317	$2,271	$278	$52	$301	$ (217)
General Re Group	1,033	777	2,005	1,431	60	(12)	167	(153)

	$2,296	$1,960	$4,322	$3,702	$338	$40	$468	$ (370)

NICO Group’s premiums earned in the second quarter and first six months of 2018 increased 7% and 2%, respectively, compared to 2017. For the first six months of 2018, nearly half of NICO Group’s premiums written and earned derived from two contracts, which included a 10-year, 20% quota-share contract with Insurance Australia Group Ltd. that incepted in July 2015. General Re Group’s premiums earned in the second quarter and first six months of 2018 increased $256 million (33%) and $574 million (40%), respectively, compared to 2017. The increases reflected higher direct and broker markets business, derived primarily from new business and increased participations for renewal business. Industry capacity dedicated to property and casualty markets remains high and price competition in most reinsurance markets persists. We continue to decline business when we believe prices are inadequate.

On a combined basis, our property/casualty reinsurance business generated pre-tax underwriting gains of $338 million and $468 million in the second quarter and first six months of 2018, respectively, compared to pre-tax gains of $40 million in the second quarter and pre-tax losses of $370 million in the first six months of 2017. There were no significant catastrophe loss events in 2018. In the first six months of 2017, we incurred estimated losses of $165 million from a cyclone in Australia.

In the first six months of 2018, we also decreased estimated ultimate claims liabilities for prior years’ loss events by $286 million, compared to an increase of $366 million in the first six months of 2017. The increase in prior years’ losses in 2017 was driven by the U.K. Ministry of Justice’s decision in the first quarter to reduce the fixed discount rate required in lump sum settlement calculations of U.K. personal injury claims and by unanticipated property claims from events in 2016.

Retroactive reinsurance

Premiums earned in the first six months of 2017 included $10.2 billion from an aggregate excess-of-loss retroactive reinsurance agreement with various subsidiaries of American International Group, Inc. (the “AIG Agreement”), which became effective on February 2, 2017. At the inception of the AIG Agreement, we also recorded losses and loss adjustment expenses incurred of $10.2 billion, representing our initial estimate of the unpaid losses and loss adjustment expenses assumed of $16.4 billion, partly offset by an initial deferred charge asset of $6.2 billion. Thus, on the effective date, the AIG Agreement had no effect on our pre-tax underwriting results.

Pre-tax underwriting losses from retroactive reinsurance contracts in the second quarter and first six months of 2018 were $147 million and $458 million, respectively, compared to $333 million and $594 million, respectively, in the same periods in 2017. Certain liabilities relating to retroactive reinsurance contracts written by our U.S. subsidiaries are denominated in foreign currencies. Underwriting results include gains and losses from the re-measurement of such liabilities from changes in foreign currency exchange rates. Changes in exchange rates generated pre-tax gains of $124 million and $64 million in the second quarter and first six months of 2018, respectively, compared to pre-tax losses in the second quarter and first six months of $102 million and $191 million, respectively, in 2017.

Pre-tax underwriting losses before foreign currency gains/losses in the first six months of 2018 and 2017 were $522 million and $403 million, respectively. The increase in pre-tax losses was primarily due to amortization charges related to the AIG Agreement, which included the effects of a previously reported increase to our ultimate claim liability estimates of approximately $1.8 billion and an increase in the related deferred charge asset of $1.7 billion in the fourth quarter of 2017.

Gross unpaid losses assumed under retroactive reinsurance contracts were approximately $42.1 billion at June 30, 2018 and $42.9 billion at December 31, 2017. Unamortized deferred charge assets related to such reinsurance contracts were approximately $14.7 billion at June 30, 2018 and $15.3 billion at December 31, 2017. Deferred charge asset balances will be amortized as charges to pre-tax earnings over the expected remaining claims settlement periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Life/health

Premiums earned and pre-tax underwriting results of our life/health reinsurance businesses are further summarized as follows (in millions).

	Premiums earned				Pre-tax underwriting gain
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
General Re Group	$936	$801	$1,855	$1,538	$67	$39	$114	$39
BHLN Group	378	372	693	720	53	77	102	150

	$1,314	$1,173	$2,548	$2,258	$120	$116	$216	$189

General Re Group’s premiums earned in the second quarter and first six months of 2018 increased $135 million (17%) and $317 million (21%), respectively, compared to 2017. The increases were primarily attributable to growth in Asia and Australia markets and foreign currency translation effects of a comparatively weaker U.S. Dollar. The General Re Group produced pre-tax underwriting gains in the first six months of $114 million in 2018 and $39 million in 2017. Underwriting results in 2018 reflected increased pre-tax gains from international life business, attributable to increased volumes and foreign currency translation effects, and lower claim losses from run-off and life business in North America.

BHLN Group’s pre-tax underwriting results in the first six months of 2018 and 2017 included pre-tax gains of $100 million and $152 million, respectively, from the run-off of variable annuity reinsurance contracts that provide guarantees on closed blocks of variable annuity business. Periodic underwriting results from this business reflect changes in estimated liabilities for guaranteed benefits, which result from changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Underwriting results from variable annuity contracts can be volatile, reflecting the volatility of securities markets, interest rates and foreign currency exchange rates. Estimated liabilities for variable annuity guarantees were approximately $1.7 billion at June 30, 2018 and $1.8 billion at December 31, 2017.

BHLN Group’s life reinsurance premiums earned in the second quarter and first six months of 2018 were $374 million and $685 million, respectively, compared to $368 million and $712 million, respectively, in the corresponding 2017 periods. This business produced near break-even pre-tax underwriting results in each period.

Periodic payment annuity

Periodic payment annuity premiums earned in the second quarter and first six months of 2018 increased $72 million (31%) and $132 million (29%), respectively, compared to 2017. Periodic payment annuity contracts produced pre-tax losses of $14 million and $187 million in the second quarter and first six months of 2018, respectively, compared to pre-tax losses of $198 million and $343 million, respectively, for the same periods in 2017. Certain periodic payment annuity contracts written by our U.S. subsidiaries are denominated in foreign currencies, primarily the Great Britain Pound Sterling. Pre-tax underwriting results in 2018 included pre-tax gains of $106 million in the second quarter and $36 million in the first six months from the re-measurement of such liabilities due to changes in exchange rates compared to pre-tax losses of $86 million in the second quarter and $110 million in the first six months of 2017.

Before the effect of foreign currency gains and losses, this business had pre-tax underwriting losses of $223 million in the first six months of 2018 and $233 million in the first six months of 2017. These losses were primarily attributable to the recurring discount accretion of annuity liabilities. Discounted annuity liabilities approximated $11.8 billion at June 30, 2018 and $11.2 billion at December 31, 2017, reflecting a weighted average discount rate of approximately 4.1%.

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

A summary of BH Primary underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$2,110		$1,801		$4,271		$3,650

Premiums earned	$1,953	100.0	$1,759	100.0	$3,871	100.0	$3,435	100.0

Losses and loss adjustment expenses	1,214	62.2	1,047	59.5	2,465	63.7	2,084	60.7
Underwriting expenses	505	25.9	480	27.3	1,073	27.7	930	27.0

Total losses and expenses	1,719	88.1	1,527	86.8	3,538	91.4	3,014	87.7

Pre-tax underwriting gain	$234		$232		$333		$421

Premiums written in both the second quarter and first six months of 2018 increased 17% compared to the corresponding 2017 periods. These increases were primarily attributable to BH Specialty, MedPro Group, and GUARD. Premiums earned in the first six months of 2018 increased $436 million (13%) compared to the first six months of 2017, reflecting the growth of written premiums of these businesses over the past year.

BH Primary produced pre-tax underwriting gains of $234 million and $333 million in the second quarter and first six months of 2018, respectively, compared to $232 million and $421 million in the second quarter and first six months of 2017, respectively. Losses and loss adjustment expenses in the first six months included net reductions of estimated ultimate liabilities for prior years’ loss events of $338 million in 2018 and $426 million in 2017, which produced corresponding increases in pre-tax underwriting gains. The liability reductions in each year primarily related to healthcare malpractice and workers’ compensation business. BH Primary writes significant levels of commercial liability and workers’ compensation insurance and the related claim costs may be subject to higher severity and longer claim-tails, which could give rise to significant increases in claims liabilities in the future attributable to higher than expected claim settlements, adverse litigation or judicial rulings and other factors not currently anticipated.

Insurance—Investment Income

A summary of net investment income generated from investments held by our insurance operations follows (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Interest and other investment income	$399	$280	$851	$526
Dividend income	993	1,003	1,746	1,886

Investment income before income taxes and noncontrolling interests	1,392	1,283	2,597	2,412
Income taxes and noncontrolling interests	250	318	443	539

Net investment income	$1,142	$965	$2,154	$1,873

Effective income tax rate	17.9%	24.7%	17.0%	22.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Pre-tax interest and other investment income increased $119 million (43%) in the second quarter and $325 million (62%) in the first six months of 2018 compared to the same periods in 2017. The increases reflected higher short-term interest rates and fair value adjustments related to a limited partnership investment in the first quarter, partly offset by lower interest from reduced investments in fixed maturity securities. Dividend income declined $10 million (1%) in the second quarter and $140 million (7%) in the first six months of 2018 as compared to the same periods in 2017. The comparative changes in dividend income reflected the impact of Restaurant Brands International’s redemption of our $3 billion investment in 9% preferred stock in December 2017 and other changes in our portfolio of equity securities. Our invested assets continue to include significant levels of short-term investments. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such investments.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $116 billion at June 30, 2018 and $114 billion at December 31, 2017. Our average cost of float in the first six months of 2018 was negative, as our underwriting operations generated pre-tax earnings of $1.7 billion. Our average cost of float for the year ending December 31, 2017 was approximately 3%, reflecting pre-tax underwriting losses of approximately $3.2 billion, most of which was incurred in the last half of the year.

A summary of cash and investments held in our insurance businesses as of June 30, 2018 and December 31, 2017 follows (in millions).

	June 30, 2018	December 31, 2017
Cash, cash equivalents and U.S. Treasury Bills	$69,279	$73,285
Equity securities	173,154	163,134
Fixed maturity securities	18,298	21,092

	$260,731	$257,511

Fixed maturity investments as of June 30, 2018 were as follows (in millions).

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,456	$(25)	$3,431
States, municipalities and political subdivisions	445	12	457
Foreign governments	7,549	14	7,563
Corporate bonds, investment grade	5,127	296	5,423
Corporate bonds, non-investment grade	680	150	830
Mortgage-backed securities	535	59	594

	$17,792	$506	$18,298

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 89% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities rated below BBB- or Baa3. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	Second Quarter		First Six Months
	2018	2017	2018	2017
Revenues	$5,878	$5,250	$11,502	$10,435

Operating expenses:
Compensation and benefits	1,328	1,255	2,643	2,552
Fuel	830	577	1,597	1,182
Purchased services	714	609	1,406	1,235
Depreciation and amortization	575	592	1,146	1,165
Equipment rents, materials and other	520	424	1,030	911

Total operating expenses	3,967	3,457	7,822	7,045
Interest expense	256	256	512	508

	4,223	3,713	8,334	7,553

Pre-tax earnings	1,655	1,537	3,168	2,882
Income taxes	346	579	714	1,086

Net earnings	$1,309	$958	$2,454	$1,796

Effective income tax rate	20.9%	37.7%	22.5%	37.7%

BNSF’s revenues in the second quarter and first six months of 2018 were $5.9 billion and $11.5 billion, respectively, representing increases of $628 million (12.0%) and $1,067 million (10.2%), respectively, versus the corresponding periods in 2017. During the first six months of 2018, revenues reflected a 3.6% comparative increase in aggregate average revenue per car/unit and a 5.2% increase in volume. Our year-to-date volume was approximately 5.3 million cars/units compared to 5.0 million in 2017. The increase in average revenue per car/unit was attributable to higher fuel surcharge revenue driven primarily by higher fuel prices, increased rates per car/unit, and business mix changes. Pre-tax earnings were approximately $1.7 billion and $3.2 billion in the second quarter and first six months of 2018, respectively, increases of 7.7% and 9.9%, respectively, compared to the corresponding periods in 2017.

Revenues from consumer products were $2.0 billion in the second quarter and $3.8 billion in the first six months of 2018, representing increases of 13.6% and 12.2%, respectively, from 2017. The increases reflected higher average revenue per unit and volume increases of 4.7% in the second quarter and 5.4% in the first six months. The increases were attributable to higher intermodal volumes due to general economic growth and tight truck capacity leading to conversion from highway to rail, as well as strength in imports and containerized agricultural product exports, partly offset by a sizable contract loss.

Revenues from industrial products in 2018 were $1.5 billion in the second quarter and $2.8 billion for the first six months, or increases of 16.3% and 13.7%, respectively, from the comparable 2017 periods. The increases were attributable to volume increases of 10.4% in the second quarter and 9.8% in the first six months as well as higher average revenue per car/unit. Volumes in 2018 were higher primarily due to the energy and industrial sectors which drove demand for sand, petroleum products, steel, and plastics. The first six months of 2018 also included higher taconite volume.

Revenues from agricultural products in 2018 increased 10.1% in the second quarter to $1.2 billion and increased 7.0% to $2.3 billion for the first six months when compared to the same periods in 2017. The second quarter increase reflected higher volumes of 9.1% and higher average revenue per car/unit. In the first six months, higher volumes of 7.8% were partially offset by slightly lower average revenue per car/unit. Volumes increased due to strong export and domestic grain shipments, as well as higher fertilizer and other grain products volumes.

Revenues from coal in 2018 decreased 0.1% in the second quarter to $911 million and 0.7% in the first six months to $1.9 billion compared to 2017. The decline reflected lower volumes of 0.5% in the second quarter and 1.4% year-to-date partially offset by slightly higher average revenue per car/unit. The volume decreases in 2018 were due mainly to utility plant retirements, partially offset by market share gains and increased export volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Operating expenses in the second quarter and first six months of 2018 were $4.0 billion and $7.8 billion, respectively, increases of $510 million (14.8%) and $777 million (11.0%), respectively, compared to the same periods in 2017. Our ratios of operating expenses to revenues increased 1.7 percentage points to 67.5% in the second quarter and 0.5 percentage points to 68.0% for the first six months of 2018 versus the corresponding prior year periods.

Compensation and benefits expenses increased $73 million (5.8%) for the second quarter and increased $91 million (3.6%) for the first six months of 2018, primarily due to wage inflation, volume-related increases, and higher training costs. Fuel expenses increased $253 million (43.8%) for the second quarter and increased $415 million (35.1%) for the first six months of 2018 primarily due to higher average fuel prices and increased volumes.

Purchased services expenses increased $105 million (17.2%) in the second quarter and $171 million (13.8%) in the first six months of 2018 as compared to 2017. The increases are due to higher purchased transportation costs of our logistics services business, as well as increased intermodal ramping, drayage and other volume-related costs.

In the second quarter and first six months of 2018, equipment rents, materials and other expense increased $96 million (22.6%) and $119 million (13.1%), respectively, compared to 2017. These increases resulted from higher locomotive materials, derailment-related costs, property taxes and personal injury expenses.

BNSF’s effective income tax rate was 20.9% and 22.5% for the second quarter and first six months of 2018, respectively, as compared to 37.7% in both corresponding periods in 2017. The decrease was driven by the reduction in the U.S. statutory income tax rate under the TCJA, effective January 1, 2018, as well as various state income tax rate reductions enacted in 2018.

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

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2018	2017	2018	2017	2018	2017	2018	2017
PacifiCorp	$1,198	$1,256	$212	$258	$2,400	$2,548	$385	$523
MidAmerican Energy Company	730	669	56	90	1,497	1,377	96	152
NV Energy	760	761	95	141	1,385	1,355	135	192
Northern Powergrid	248	220	50	64	523	465	159	167
Natural gas pipelines	242	190	53	43	621	508	272	243
Other energy businesses	595	547	114	51	1,095	1,034	134	66
Real estate brokerage	1,277	959	107	113	2,041	1,546	97	116
Corporate interest	—	—	(101)	(111)	—	—	(205)	(221)

	$5,050	$4,602			$9,562	$8,833

Pre-tax earnings			586	649			1,073	1,238
Income taxes			(63)	72			(230)	119

Net earnings			649	577			1,303	1,119
Noncontrolling interests			68	68			137	130

Net earnings attributable to Berkshire Hathaway shareholders			$581	$509			$1,166	$989

Effective income tax rate			(10.7)%	11.1%			(21.4)%	9.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in the second quarter and first six months of 2018 decreased 5% and 6%, respectively, compared to the same periods in 2017. Retail revenues in the second quarter of 2018 decreased $67 million and $178 million in the first six months, compared to 2017. The declines reflected the effects of lower average rates ($125 million year-to-date), primarily due to refund accruals related to 2017 tax reform ($53 million in the second quarter and $106 million in the first six months), and a year-to-date reduction in volumes (2.3%), largely attributable to the impacts of weather. Wholesale and other revenues increased due to higher volumes partially offset by lower market rates.

Pre-tax earnings decreased $46 million (18%) in the second quarter and $138 million (26%) in the first six months of 2018 as compared to the same periods in 2017. Utility margins (operating revenues less fuel and purchased energy costs) in the second quarter and first six months of 2018 were $791 million and $1,542 million, respectively, representing decreases of $55 million (7%) and $144 million (9%) versus the comparable periods in 2017. These decreases were primarily due to the declines in revenues, which included the refund accruals relating to 2017 tax reform. PacifiCorp’s after-tax earnings in the second quarter and first six months of 2018 were $185 million and $333 million, respectively, representing an increase of $9 million (5%) in the second quarter and a decrease of $22 million (6%) from the first six months of 2017.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in the second quarter of 2018 were $730 million, an increase of $61 million (9%) as compared to the same period in 2017. Electric operating revenues increased $52 million compared to 2017. The increase in electric revenues was attributable to higher retail revenues ($62 million), reflecting comparative increases from higher recoveries through bill riders (substantially offset in cost of sales, operating expenses and income tax expense) and volumes, partially offset by lower average rates predominantly due to refund accruals related to 2017 tax reform. Pre-tax earnings in the second quarter of 2018 decreased $34 million (38%) compared to the same period in 2017. Electric utility margins in the second quarter of 2018 were $471 million, an increase of $44 million compared to 2017, which was primarily due to the net increase in retail revenues. However, this increase was more than offset by increased depreciation, maintenance and other operating expenses. The increase in depreciation included $51 million from Iowa revenue sharing and $15 million from wind generation and other plant placed in-service.

Revenues in the first six months of 2018 increased $120 million (9%) compared to 2017. The increase reflected increases in electric operating revenues ($88 million) and natural gas operating revenues ($20 million). The increase in electric revenues was attributable to higher retail revenues ($94 million), reflecting comparative increases from higher recoveries through bill riders and volumes, partially offset by refund accruals related to 2017 tax reform. The increase in natural gas revenues was primarily due to increased volumes, partially offset by a lower average per-unit price and refund accruals related to 2017 tax reform. Pre-tax earnings in the first six months of 2018 decreased $56 million (37%) compared to the same period in 2017. Electric utility margins in the first six months of 2018 were $832 million, an increase of $74 million compared to 2017, which was primarily due to the net increase in retail revenues. However, this increase was more than offset by increased depreciation, maintenance and other operating expenses. The increase in depreciation included $79 million from Iowa revenue sharing and $29 million from wind generation and other plant placed in-service.

MEC’s after-tax earnings in 2018 and 2017 were significantly greater than pre-tax earnings due to the significant production income tax credits it receives related to its wind-powered generating facilities. MEC’s after-tax earnings in the second quarter and first six months of 2018 were $103 million and $206 million, respectively, declines of $28 million (21%) and $27 million (12%), respectively, as compared to the same periods in 2017.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues were unchanged in the second quarter and increased $30 million (2%) in the first six months of 2018 compared to the same periods in 2017. In the first six months of 2018, electric operating revenues increased $21 million, reflecting increased pass-through cost adjustments and retail customer growth, partly offset by reductions due to the effects of 2017 tax reform and lower retail rates attributable to a 2017 regulatory rate review. Natural gas operating revenue increased $9 million in the first six months of 2018, primarily due to higher rates, partially offset by lower customer usage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Pre-tax earnings in the second quarter and first six months of 2018 decreased $46 million (33%) and $57 million (30%), respectively, compared to the same periods in 2017. The decreases were primarily due to lower electric utility margins and increased depreciation, maintenance and other operating costs. Electric utility margins in the second quarter and first six months of 2018 were $414 million and $743 million, respectively, representing decreases of $21 million (5%) and $22 million (3%) versus the comparable periods in 2017. The decreases were primarily due to the declines in revenues from the effects of 2017 tax reform. NV Energy’s after-tax earnings in the second quarter and first six months of 2018 were $77 million and $110 million, respectively, declines of 15% and 11%, respectively, from the corresponding 2017 periods.

Northern Powergrid

Revenues increased $28 million and $58 million in the second quarter and first six months of 2018 compared to same periods in 2017, primarily due to the favorable foreign currency translation effects of a weaker U.S. Dollar in 2018 and increased smart meter and distribution revenues. Pre-tax earnings in the second quarter of 2018 decreased $14 million (22%) and $8 million (5%) in the first six months of 2018 compared to 2017, primarily due to higher depreciation and other operating expenses, including pension settlement losses in 2018, partly offset by favorable foreign currency translation effects.

Natural gas pipelines

Revenues increased $52 million (27%) in the second quarter of 2018 and increased $113 million (22%) in the first six months compared to 2017, primarily due to higher transportation revenues and increased gas sales volumes related to system balancing activities, which were largely offset in cost of sales. Pre-tax earnings increased $10 million (23%) and $29 million (12%) in the second quarter and first six months of 2018, respectively, compared to 2017. The increases were primarily due to the increases in transportation revenues, partly offset by comparative increases in operations and maintenance expenses.

Other energy businesses

Revenues increased $48 million (9%) in the second quarter of 2018 and $61 million (6%) in the first six months compared to the same periods in 2017, reflecting comparative increases of 9% and 10%, respectively, from renewable energy and comparative increases of 10% and 9%, respectively, from AltaLink, L.P. Pre-tax earnings in the second quarter and first six months of 2018 increased $63 million and $68 million, respectively, compared to the same periods in 2017. The increases were primarily attributable to the increased revenues from renewable energy and AltaLink, L.P. as well as lower other operating expenses, partly offset by increased depreciation expense.

Real estate brokerage

Revenues in the second quarter and first six months of 2018 increased 33% and 32%, respectively, as compared to the same periods in 2017, primarily due to recent business acquisitions. Pre-tax earnings declined $6 million in the second quarter and $19 million in the first six months of 2018 compared to 2017, primarily due to higher operating costs and interest expense.

Corporate interest

Corporate interest includes interest on unsecured debt issued by the BHE holding company and borrowings from Berkshire insurance subsidiaries in connection with certain of BHE’s business acquisitions, which were fully repaid in the third quarter of 2017. Corporate interest declined 7% in the first six months of 2018 as compared to 2017, primarily due to lower average borrowings.

Income taxes

BHE’s consolidated effective income tax rates for the first six months of 2018 and 2017 were (21.4)% and 9.6%, respectively. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service by our domestic regulated utilities and other energy businesses. The effective tax rate in the first six months of 2018 decreased primarily due to the reduction in the U.S. federal corporate income tax rate, as well as from lower state income tax expense, an increase in recognized production tax credits, lower U.S. income taxes on foreign earnings and favorable impacts of rate making.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (in millions).

	Second Quarter				First Six Months
	Revenues		Earnings *		Revenues		Earnings *
	2018	2017	2018	2017	2018	2017	2018	2017
Manufacturing	$13,853	$12,738	$2,135	$1,939	$26,787	$24,835	$3,990	$3,426
Service and retailing	19,489	19,131	764	624	38,265	37,325	1,339	1,105

	$33,342	$31,869			$65,052	$62,160

Pre-tax earnings			2,899	2,563			5,329	4,531
Income taxes and noncontrolling interests			758	901			1,366	1,552

			$2,141	$1,662			$3,963	$2,979

Effective income tax rate			25.5%	34.5%			25.0%	33.6%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $213 million and $422 million in the second quarter and first six months of 2018, respectively, compared to $169 million and $301 million in the second quarter and first six months of 2017, respectively. These expenses are included in “Other” in the summary of earnings on page 26 and in the “Other” earnings section on page 42.

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

Our building products businesses include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore), and residential and commercial construction and engineering products and systems (MiTek). Our consumer products businesses include leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, H.H. Brown Shoe Group and Brooks Sports) and the Duracell Company (“Duracell”), a manufacturer of high performance alkaline batteries. This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline). A summary of revenues and pre-tax earnings of our manufacturing operations follows (in millions).

	Second Quarter				First Six Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2018	2017	2018	2017	2018	2017	2018	2017
Industrial products	$7,287	$6,637	$1,404	$1,267	$14,364	$13,145	$2,715	$2,261
Building products	3,340	3,125	415	401	6,174	5,859	667	650
Consumer products	3,226	2,976	316	271	6,249	5,831	608	515

	$13,853	$12,738	$2,135	$1,939	$26,787	$24,835	$3,990	$3,426

Aggregate revenues of our manufacturing businesses in the second quarter and first six months of 2018 were approximately $13.85 billion and $26.8 billion, increases of approximately $1.1 billion (8.8%) and $1.95 billion (7.9%), respectively, compared to the same periods in 2017. Pre-tax earnings in the second quarter and first six months of 2018 were approximately $2.1 billion and $4.0 billion, respectively, representing increases of $196 million (10.1%) and $564 million (16.5%), respectively, over the corresponding 2017 periods. Pre-tax earnings in the first six months of 2017 included pre-tax losses of $193 million (predominantly in the first quarter) in connection with the disposition of an underperforming bolt-on business acquired by Lubrizol in 2014. Excluding these losses, pre-tax earnings in the first six months of 2018 increased 10.3% compared to 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Industrial products

Revenues from industrial products businesses were approximately $7.3 billion in the second quarter and $14.4 billion in the first six months of 2018, or increases of $650 million (9.8%) and $1.2 billion (9.3%), respectively, versus the same periods in 2017. PCC’s revenues in the second quarter and first six months of 2018 increased approximately 6.5% over the same periods in 2017. The increases reflected increased demand in aerospace markets in connection with new aircraft programs, partly offset by lower industrial gas turbine demand. Lubrizol’s revenues in the second quarter and first six months of 2018 increased 9.5% and 7.8%, respectively, compared to 2017, primarily due to higher prices, changes in product mix and favorable foreign currency translation. Overall, Lubrizol’s sales volumes in 2018 increased 5% in the second quarter and 2% in the first six months compared to 2017.

Marmon’s revenues in the second quarter and first six months of 2018 increased 10.2% and 9.6%, respectively, as compared to 2017. Revenue increases were attributable to higher average copper and steel prices, business acquisitions, growth in heavy-duty transportation and HVAC product lines and favorable foreign currency translation. These increases were partially offset by lower retail food, beverage and store products sales and lower steel distribution volume. IMC’s revenues increased 21.4% in the second quarter and 24.3% in the first six months of 2018 compared to 2017 due to a combination of factors, including increased unit sales, business acquisitions and translation effects from a weaker U.S. Dollar. CTB’s revenues increased 2.2% in the first six months of 2018 versus 2017, due to favorable foreign currency effects, partly offset by lower organic sales.

Pre-tax earnings of the industrial products group were $1.4 billion in the second quarter and $2.7 billion in the first six months of 2018, representing increases of $137 million (10.8%) and $454 million (20.1%), respectively, compared to 2017. The comparative increase in earnings for the first six months of 2018 reflected the effects of pre-tax losses of $193 million recognized by Lubrizol in 2017 in connection with the disposition of an underperforming business and the recognition of intangible asset impairments and restructuring charges. Excluding the effects of these losses, the industrial products group pre-tax earnings increased 10.6% in the first six months of 2018 compared to 2017.

Excluding the effects of the aforementioned losses, Lubrizol’s pre-tax earnings increased 20.7% in the first six months of 2018 compared to 2017, which was primarily due to lower interest expense, the favorable effects of foreign currency translation, past restructuring and ongoing cost containment efforts. Lubrizol experienced a significant increase in year-over-year average material unit costs for the first six months of 2018, necessitating increases in sales prices.

IMC’s pre-tax earnings increased significantly in the second quarter and first six months of 2018 compared to the same periods in 2017, reflecting a combination of increased sales, increased manufacturing efficiencies, the effects of business acquisitions and ongoing expense control efforts, partly offset by the effects of rising raw material costs. IMC’s raw material costs have risen significantly over the past year, and we anticipate margin pressures will increase over the second half of 2018. PCC’s pre-tax earnings decreased 8.9% in the second quarter and 8.2% in the first six months of 2018 compared to 2017. Results in 2018 were negatively affected by costs associated with temporary unplanned plant shut-downs of certain metals facilities, metal press outages and lower earnings from industrial gas turbine business in 2018. In addition, the aforementioned new aircraft programs involve relatively complex manufacturing processes and manufacturing costs are initially high, but we expect they will decline as processes and efficiencies develop. Marmon’s pre-tax earnings increased 35% in the second quarter and 17% in the first six months of 2018, reflecting a non-recurring gain of $44 million from the sale of certain assets of its beverage products business.

Building products

Revenues of the building products group in the second quarter and first six months of 2018 were approximately $3.3 billion and $6.2 billion, respectively, increases of $215 million (6.9%) and $315 million (5.4%), respectively, compared to the corresponding 2017 periods. For the second quarter and first six months of 2018, the increases reflected cost-driven increases in average selling prices, product mix changes and the favorable effects of foreign currency translation.

Pre-tax earnings of the building products group in the second quarter and first six months of 2018 were $415 million and $667 million, respectively, increases of 3.5% and 2.6%, respectively, over the same periods in 2017. Raw material and production costs continued to rise over the first six months of 2018, which offset most of the increase in revenues and contributed to declines in our overall operating margins. In particular, our costs in 2018 for steel, titanium dioxide and petrochemicals increased substantially compared to 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Consumer products

Revenues of the consumer products group were approximately $3.2 billion in the second quarter and $6.25 billion in the first six months of 2018, representing increases of $250 million (8.4%) and $418 million (7.2%), respectively, over the same periods in 2017. The comparative revenue increases in 2018 were primarily due to unit volume increases at Forest River, Brooks Sports, Duracell and Garan and favorable foreign currency translation effects of a weaker U.S. Dollar, partly offset by lower unit sales at Fruit of the Loom.

Pre-tax earnings of the consumer products group were $316 million in the second quarter and $608 million in the first six months of 2018, increases of $45 million (16.6%) and $93 million (18.1%), respectively, over the corresponding periods in 2017. The increases reflected the changes in revenues previously described. Duracell’s increases in earnings in the 2018 periods also reflected the effects of ongoing operational restructuring efforts and comparatively lower restructuring charges.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	Second Quarter				First Six Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2018	2017	2018	2017	2018	2017	2018	2017
Service	$3,133	$2,792	$467	$351	$6,078	$5,409	$824	$611
Retailing	3,929	3,758	230	204	7,571	7,234	388	337
McLane Company	12,427	12,581	67	69	24,616	24,682	127	157

	$19,489	$19,131	$764	$624	$38,265	$37,325	$1,339	$1,105

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

Revenues of the services group were approximately $3.1 billion in the second quarter and $6.1 billion in the first six months of 2018, representing increases of $341 million (12.2%) and $669 million (12.4%), respectively, as compared to the same periods in 2017. Revenues in the first six months of 2018 of TTI increased 35.7% compared to 2017, reflecting an industry-wide increase in demand for electronic components in many geographic markets around the world, and from the effects of business acquisitions and foreign currency translation due to a weaker U.S. Dollar. In addition, FlightSafety and Charter Brokerage generated comparative revenue increases in the 2018 periods.

Pre-tax earnings of the services group in the second quarter and first six months of 2018 were $467 million and $824 million, respectively, increases of $116 million (33.0%) and $213 million (34.9%), respectively, compared to the same periods in 2017. The comparative increases in earnings in 2018 were driven by the aforementioned revenue increases at TTI and Charter Brokerage and increased earnings at NetJets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

Retailing business revenues in the second quarter and first six months of 2018 were $3.9 billion and $7.6 billion, respectively, increases of $171 million (4.6%) and $337 million (4.7%), respectively, compared to the same periods in 2017. BHA’s revenues, which represent approximately 63% of the year-to-date retailing revenues in 2018, increased 5.4% in the second quarter and 5.0% in the first six months of 2018 as compared to 2017. The increases were primarily from increased pre-owned vehicle sales and, to a lesser extent, new vehicle sales. In addition, Louis revenues increased 20% in the second quarter and 14% in the first six months of 2018, due primarily to comparatively higher second quarter sales and foreign currency translation effects. See’s Candies comparative second quarter revenues decreased 25% compared to 2017 due to the timing of the Easter holiday, while its revenues for the first six months of 2018 were relatively unchanged from 2017. Revenues of our home furnishings businesses increased 7% in the second quarter and 6% in the first six months of 2018 compared to 2017, due to higher volumes in certain geographic markets and the effect of a new store, which opened in 2018.

Pre-tax earnings in the second quarter and first six months of 2018 from retailing were $230 million and $388 million, respectively, increases of $26 million (12.7%) and $51 million (15.1%), respectively, over 2017. The increases were primarily attributable to BHA and Louis. The earnings increases of BHA were primarily from finance and insurance activities, while the increases at Louis were primarily due to the revenue increases.

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

Revenues for the second quarter and first six months of 2018 were $12.4 billion and $24.6 billion, respectively, representing decreases of 1.2% in the second quarter and 0.3% in the first six months compared to the same periods in 2017. On a year-to-date basis, grocery sales increased slightly compared to 2017 and foodservice sales declined 2.5%, which was primarily due to a net loss of customers. Pre-tax earnings in the second quarter and first six months of 2018 were $67 million and $127 million, respectively, decreases of $2 million (2.9%) and $30 million (19.1%), respectively, compared to the same periods in 2017. McLane continues to operate in an intensely competitive business environment, which is negatively affecting its current operating results. These conditions contributed to declining gross margin rates over the first six months of 2018, which together with increases in fuel, depreciation and certain other operating expenses produced a 12 basis point decline in its operating margin rate (ratio of pre-tax earnings to revenues) compared to 2017. We expect our grocery and foodservice businesses will continue to be subject to intense competition over the remainder of 2018.

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

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2018	2017	2018	2017	2018	2017	2018	2017
Manufactured housing and finance	$1,509	$1,199	$234	$197	$2,756	$2,273	$429	$373
Transportation equipment leasing	675	652	210	221	1,326	1,276	415	430
Other	182	166	121	74	347	317	215	139

	$2,366	$2,017			$4,429	$3,866

Pre-tax earnings			565	492			1,059	942
Income taxes and noncontrolling interests			136	169			256	328

			$429	$323			$803	$614

Effective income tax rate			24.1%	34.2%			24.2%	34.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Manufactured housing and finance

Clayton Homes’ revenues in the second quarter and first six months of 2018 were approximately $1.5 billion and $2.8 billion, respectively, increases of $310 million (26%) and $483 million (21%), respectively, over the corresponding 2017 periods. The increases reflected year-to-date increases in home sales of 31% and in financial services revenue of approximately 4%. The increase in home sales was primarily due to increased sales of site built homes and to increased unit sales of manufactured homes. Average unit prices of site built homes are considerably higher than our traditional manufactured homes. The increase in financial services revenue was primarily attributable to increased interest income from a comparative increase in average loan balances of approximately 4% over the first six months. As of June 30, 2018, Clayton Homes’ loan balances were approximately $14.2 billion.

Pre-tax earnings in the second quarter and first six months of 2018 were $234 million and $429 million, respectively, increases of $37 million (19%) and $56 million (15%), respectively, compared to the same periods in 2017. The increases in earnings reflected increased manufactured and site built home sales and financial services interest income, lower corporate overhead costs and credit losses, partly offset by increased interest expense.

Transportation equipment leasing

Transportation equipment leasing revenues increased $23 million (3.5%) in the second quarter and $50 million (3.9%) in the first six months of 2018, as compared to 2017. The increases were primarily due to increased crane services, over-the-road trailer units on lease, and equipment sales and favorable foreign currency translation effects, partly offset by decreased railcar lease revenue. Excess railcar capacity for lease continues to contribute to fewer units on lease and relatively low lease rates.

Pre-tax earnings were $210 million in the second quarter and $415 million in the first six months of 2018, decreases of $11 million (5%) and $15 million (3.5%), respectively, compared to the same periods in 2017. The decreases were due to lower earnings from the railcar leasing business, attributable to the decline in lease revenues and higher repair costs, partly offset by increased earnings of our over-the-road trailer and crane services businesses. Significant components of the operating costs of our leasing businesses, such as depreciation expense, financing and certain operating costs, do not vary proportionately to revenue changes. Thus, changes in revenues can produce a disproportionate effect on earnings.

Other

Other earnings from our finance activities include CORT furniture leasing and other investment income. Other earnings also include interest income on loans to finance Clayton Homes’ loan portfolio and transportation equipment held for lease (charged as interest expense in the results of those businesses) and interest expense on related borrowings of Berkshire Hathaway Finance Corporation (“BHFC”). The net interest (income, net of expense) related to such loans increased $50 million in the first six months of 2018 compared to 2017, which reflected increased interest income and lower interest expense of BHFC. In the first six months of 2018, other earnings also reflected increased other investment income.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Investment gains/losses	$5,990	$290	$(1,819)	$605
Derivative gains/losses	372	(65)	166	395

Gains/losses before income taxes and noncontrolling interests	6,362	225	(1,653)	1,000
Income taxes and noncontrolling interests	1,244	82	(345)	353

Net gains/losses	$5,118	$143	$(1,308)	$647

Effective income tax rate	19.9%	36.6%	18.3%	35.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Investment gains/losses

As discussed in Note 2 to the accompanying Consolidated Financial Statements, we adopted a new accounting pronouncement as of January 1, 2018 (“ASU 2016-01”), which requires that unrealized gains and losses arising from changes in market values of our investments in equity securities be recorded in the Consolidated Statements of Earnings. Prior to 2018, investment gains/losses related to equity securities were generally recorded as the securities were sold, redeemed or exchanged and were based on the cost of the disposed securities. While ASU 2016-01 does not affect our consolidated shareholders’ equity or total comprehensive income, it is expected to produce a very significant increase in the volatility of our periodic net earnings given the magnitude of our existing equity securities portfolio and the inherent volatility of equity securities prices. Investment gains and losses have caused and will continue to cause significant volatility in earnings reported in our Consolidated Statements of Earnings.

In 2018, pre-tax investment gains/losses reflected in earnings included changes during the periods in unrealized gains and losses on investments in equity securities still held at June 30, 2018. Securities still held at June 30, 2018 produced pre-tax gains in earnings of approximately $5.6 billion in the second quarter and pre-tax losses of approximately $2.1 billion for the first six months. Prior to the adoption of ASU 2016-01, such unrealized gains and losses were included in other comprehensive income. ASU 2016-01 did not permit the restatement of prior years’ statements of earnings.

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported results or evaluating our periodic economic performance. We continue to believe the amount of investment gains/losses included in earnings in any given period typically has little analytical or predictive value. The effects of changes in market prices for equity securities that are now reported in earnings are unpredictable, particularly over quarterly and annual periods.

Derivative gains/losses

Derivative contract gains/losses currently represent the changes in fair value of our equity index put option contract liabilities. These liabilities relate to contracts entered into before March 2008 and expiring between April 2019 and January 2026. The periodic changes in the fair values of these contracts are recorded in earnings and can be significant, reflecting the volatility of underlying equity markets and the changes in the inputs used to measure such liabilities.

As of June 30, 2018, equity index put option intrinsic values were approximately $930 million and our recorded liabilities at fair value were approximately $2.0 billion. Our ultimate payment obligations, if any, under our equity index put option contracts will be determined as of the contract expiration dates and will be based on the intrinsic value as defined under the contracts. Derivative contracts produced pre-tax gains in the second quarter and first six months of 2018 of $372 million and $166 million, respectively. The second quarter gains were primarily due to higher equity index values, foreign currency exchange rate changes and the effects of shorter average contract durations. Derivative contracts produced pre-tax gains of $395 million in the first six months of 2017, which were primarily attributable to increased index values and shorter contract durations, partly offset by unfavorable foreign currency exchange rate changes.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	Second Quarter		First Six Months
	2018	2017	2018	2017
Equity method earnings	$285	$304	$625	$559
Acquisition accounting expenses	(220)	(180)	(438)	(322)
Corporate interest expense, before foreign currency exchange rate effects	(82)	(65)	(159)	(132)
Corporate interest expense, Euro note foreign currency exchange rate effects	323	(342)	160	(399)
Other	42	7	103	7

Net earnings (losses) attributable to Berkshire Hathaway shareholders	$348	$(276)	$291	$(287)

After-tax equity method earnings includes Berkshire’s share of earnings attributable to Kraft Heinz, Pilot Flying J, Berkadia and Electric Transmission of Texas. After-tax other earnings (losses) also include charges arising from the application of the acquisition method in connection with Berkshire’s past business acquisitions. Such charges were primarily from the amortization of intangible assets recorded in connection with those business acquisitions. Berkshire issued Euro-denominated debt in 2015, 2016 and 2017 and at June 30, 2018, the aggregate par amount outstanding was €6.85 billion. Changes in foreign currency exchange rates can produce sizable non-cash gains and losses from the periodic revaluation of these liabilities into U.S. Dollars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our consolidated balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2018 was $358.1 billion, an increase of $9.8 billion since December 31, 2017. Net earnings attributable to Berkshire shareholders in the first six months of 2018 were $10.9 billion, which included after-tax losses on our investments in equity securities of approximately $1.7 billion.

At June 30, 2018, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of approximately $103.2 billion, of which $84.7 billion was held in U.S. Treasury Bills. Investments in securities (excluding our investment in Kraft Heinz) were $192.6 billion. Berkshire parent company debt outstanding at June 30, 2018 was approximately $17.8 billion, a decrease of $1.0 billion from December 31, 2017, reflecting a maturity of $800 million in term debt and a $219 million year-to-date decrease attributable to foreign currency exchange rate changes applicable to the €6.85 billion par amount of Euro-denominated senior notes. Berkshire term debt of $750 million will mature in August 2018.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. We forecast capital expenditures of these two operations will approximate $10 billion for the year ending December 31, 2018, of which approximately $4.1 billion was made in the first six months.

BNSF’s outstanding debt approximated $22.5 billion as of June 30, 2018, relatively unchanged since December 31, 2017. In August 2018, BNSF issued $750 million of 4.15% senior unsecured debentures due in 2048. Outstanding borrowings of BHE and its subsidiaries were approximately $40.1 billion at June 30, 2018, an increase of $451 million since December 31, 2017. In July 2018, BHE issued $1.0 billion of 4.45% senior unsecured debt that matures in 2049. BHE subsidiaries also issued debt in July 2018, aggregating $1.05 billion and due in 2049. The proceeds from these financings were used to repay borrowings and for other general corporate purposes. Over the remainder of 2018, approximately $1.7 billion of BHE and subsidiary term debt will mature. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Finance and financial products assets were approximately $38.2 billion as of June 30, 2018, a decrease of $3.7 billion since December 31, 2017. Finance assets consist primarily of loans and finance receivables, various types of property held for lease, cash, cash equivalents and U.S. Treasury Bills. Finance and financial products liabilities declined $4.1 billion in the first six months of 2018 to approximately $12.6 billion at June 30, 2018, attributable to $4.1 billion of debt maturities of a wholly-owned financing subsidiary, Berkshire Hathaway Finance Corporation (“BHFC”). An additional $500 million of BHFC senior notes will mature over the remainder of 2018. BHFC’s senior note borrowings are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Berkshire has a common stock repurchase program, which as amended on July 17, 2018, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, a Vice-Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases in 2018.

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

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2018 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our Consolidated Balance Sheet as of June 30, 2018 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of approximately $105 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2018 includes goodwill of acquired businesses of approximately $81 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2017. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2018, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December  31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

For several years, Berkshire had a common stock repurchase program, which permitted Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. On July 17, 2018, Berkshire’s Board of Directors authorized an amendment to the program, permitting Berkshire to repurchase shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, a Vice-Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases in 2018.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

3(i)	Restated Certificate of Incorporation Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on May 4, 2016.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 4, 2018	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer