Form 10-K
period 2018-12-31
BERKSHIRE HATHAWAY INC
filed 2019-02-25
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018: $367,009,000,000*

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

February 14, 2019—Class A common stock, $5 par value	725,807 shares
February 14, 2019—Class B common stock, $0.0033 par value	1,372,751,831 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting to be held May 4, 2019 are incorporated in Part III.

*

This aggregate value is computed at the last sale price of the common stock as reported on the New York Stock Exchange on June 30, 2018. It does not include the value of Class A common stock (294,660 shares) and Class B common stock (57,946,850 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

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

Berkshire and its consolidated subsidiaries employ approximately 389,000 people worldwide.

Insurance and Reinsurance Businesses

Berkshire’s insurance and reinsurance business activities are conducted through numerous domestic and foreign-based insurance entities. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty and life, accident and health risks worldwide.

In direct or primary insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to property, casualty (or liability), life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of risks that other direct insurers or reinsurers assumed in their own insuring activities.

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels, which differentiates them from their competitors. Collectively, the combined statutory surplus of Berkshire’s U.S. based insurers was approximately $162 billion at December 31, 2018. Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and claims paying ability.

The Terrorism Risk Insurance Act of 2002 established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing federal reinsurance of insured terrorism losses. The Program currently extends to December 31, 2020 through other Acts, most recently the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”). Hereinafter these Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism.” Coverage under TRIA occurs if the industry insured loss for certified events occurring during the calendar year exceeds $180 million in 2019 and $200 million in 2020, or any calendar year thereafter.

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

During 2019, in the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 81% of their insured losses in excess of an insurance group’s deductible. Under the 2015 TRIA Reauthorization, the federal government’s reimbursement obligation will be reduced to 80% in 2020 and thereafter. Under the Program, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2019 for Berkshire’s insurance group is expected to approximate $1.3 billion. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

Regulation of the insurance industry outside of the United States is subject to the laws and regulations of each country in which an insurer has operations or writes premiums. Some jurisdictions impose comprehensive regulatory requirements on insurance businesses, such as in the United Kingdom, where insurers are subject to regulation by the Prudential Regulation Authority and the Financial Conduct Authority in Germany where insurers are subject to regulation by the Federal Financial Supervisory Authority (BaFin) and in Australia where insurers are subject to regulation by the Australian Prudential Regulatory Authority. Other jurisdictions may impose fewer requirements. In certain foreign countries, reinsurers are also required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of insurance liabilities and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions.

Berkshire’s insurance underwriting operations include the following groups: (1) GEICO, (2) Berkshire Hathaway Reinsurance Group and (3) Berkshire Hathaway Primary Group. Except for retroactive reinsurance and periodic payment annuity products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time (creating “float,” see Investments section below), Berkshire expects to achieve a net underwriting profit over time and to reject inadequately priced risks. Underwriting profit is defined as earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments. Berkshire’s insurance businesses employ approximately 49,000 people. Additional information related to each of Berkshire’s underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland. GEICO’s insurance subsidiaries consist of Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, GEICO Casualty Company, GEICO Advantage Insurance Company, GEICO Choice Insurance Company, GEICO Secure Insurance Company, GEICO County Mutual Insurance Company and GEICO Marine Insurance Company. GEICO companies primarily offer private passenger automobile insurance to individuals in all 50 states and the District of Columbia. GEICO also insures motorcycles, all-terrain vehicles, recreational vehicles, boats and small commercial fleets and acts as an agent for other insurers who offer homeowners, renters, boat, life and identity management insurance to individuals who desire insurance coverages other than those offered by GEICO. GEICO’s marketing is primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone. GEICO conducts business through regional service centers and claims adjustment and other facilities in 39 states.

The automobile insurance business is highly competitive in the areas of price and service. GEICO competes for private passenger automobile insurance customers in the preferred, standard and non-standard risk markets with other companies that sell directly to the customer as well as with companies that use agency sales forces, including State Farm, Allstate (including Esurance), Progressive and USAA. Significant advertising campaigns and competitive rates contributed to a cumulative increase in voluntary policies-in-force of approximately 35% over the past five years. According to most recently published A.M. Best data for 2017, the five largest automobile insurers had a combined market share in 2017 of approximately 56%, with GEICO’s market share being second largest at approximately 12.8%. Since the publication of that data, GEICO’s management estimates its current market share is approximately 13.3%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

State insurance departments stringently regulate private passenger auto insurance. As a result, it is difficult for insurance companies to differentiate their products. Competition for private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to its customers. GEICO primarily uses its own claims staff to manage and settle claims. The name and reputation of GEICO is a material asset and management protects it and other service marks through appropriate registrations.

Berkshire Hathaway Reinsurance Group—Berkshire’s combined global reinsurance business, referred to as the Berkshire Hathaway Reinsurance Group (“BHRG”), offers a wide range of coverages on property, casualty, life and health risks to insurers and reinsurers worldwide. Reinsurance business is written through National Indemnity Company (“NICO”), domiciled in Nebraska, its subsidiaries and various other insurance subsidiaries wholly owned by Berkshire (collectively, the “NICO Group”) and General Re Corporation, domiciled in Delaware, and its subsidiaries (collectively the “General Re Group”). BHRG’s underwriting operations in the U.S. are based in Stamford, Connecticut. BHRG also conducts business activities globally in 23 countries.

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

The General Re Group conducts a global property and casualty reinsurance business. Reinsurance contracts are written on both a quota-share and excess basis for multiple lines of business. Contracts are primarily in the form of treaties, and to a lesser degree, on a facultative basis.

General Re Group conducts business in North America primarily through General Reinsurance Corporation (“GRC”), which is licensed in the District of Columbia and all states, except Hawaii, where it is an accredited reinsurer. GRC conducts operations in North America from its headquarters in Stamford, Connecticut and through 13 branch offices in the U.S. and Canada.

In North America, the General Re Group includes General Star National Insurance Company, General Star Indemnity Company and Genesis Insurance Company, which offer a broad array of specialty and surplus lines and property, casualty and professional liability coverages. Such business is marketed through a select group of wholesale brokers, managing general underwriters and program administrators, and offer solutions for the unique needs of public entity, commercial and captive customers.

General Re Group’s international reinsurance business is conducted on a direct basis through General Reinsurance AG (“GRAG”), based in Cologne Germany, and through several other subsidiaries and branches in 23 countries. International business is also written through brokers, including Faraday, a wholly-owned subsidiary. Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London, and provides capacity and participates in 100% of the results of Syndicate 435.

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

The concept of time-value-of-money is an important element in establishing retroactive reinsurance contract prices and terms, since loss payments may occur over decades. Normally, expected ultimate losses payable under these policies are expected to exceed premiums, thus producing underwriting losses. Nevertheless, this business is written, in part, because of the large amounts of policyholder funds generated for investment, the economic benefit of which will be reflected through investment results in future periods.

Life/health

The General Re Group also conducts a global life and health reinsurance business. In the U.S. and internationally, the General Re Group writes life, disability, supplemental health, critical illness and long-term care coverages. The life/health business is marketed on a direct basis. In 2018, the General Re Group wrote approximately 29% of life/health net premiums in the United States, 20% in Western Europe and the remaining 51% throughout the rest of the world.

Additionally, Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”), a subsidiary of NICO, writes reinsurance covering various forms of traditional life insurance exposures. BHLN and its affiliates have also periodically reinsured certain guaranteed minimum death, income, and similar benefit coverages on closed-blocks of variable annuity reinsurance contracts.

Periodic payment annuity

BHLN writes periodic payment annuity insurance policies and reinsures existing annuity-like obligations. Under these policies, BHLN receives upfront premiums and agrees in the future to make periodic payments that often extend for decades. These policies, generally relate to the settlement of underlying personal injury or workers’ compensation cases of other insurers, known as structured settlements. Similar to retroactive reinsurance contracts, time-value-of-money concepts are an important factor in establishing such premiums and underwriting losses are expected from the periodic accretion of time-value discounted liabilities.

Berkshire Hathaway Primary Group—The Berkshire Hathaway Primary Group (“BH Primary”) is a collection of independently managed primary insurers that provide a wide variety of insurance coverages to policyholders located principally in the United States. These various operations are discussed below.

NICO and certain affiliates (“NICO Primary”) underwrite commercial motor vehicle and general liability insurance on an admitted basis and on an excess and surplus basis. Insurance coverages are offered nationwide primarily through insurance agents and brokers.

The “Berkshire Hathaway Homestate Companies” (“BHHC”) is a group of insurers offering workers’ compensation, commercial auto and commercial property coverages to a diverse client base. BHHC has developed a national reach, with the ability to provide first-dollar and small to large deductible workers’ compensation coverage to employers in all states, except those where coverage is available only through state-operated workers’ compensation funds. NICO Primary and BHHC are each based in Omaha, Nebraska.

Berkshire Hathaway Specialty Insurance (“BH Specialty”) provides commercial property, casualty, healthcare professional liability, executive and professional lines, surety, travel, medical stop loss and homeowners insurance. BH Specialty writes business on both an excess and surplus lines basis and an admitted basis in the U.S., and on a locally admitted basis outside the U.S. BH Specialty is based in Boston, Massachusetts, with regional offices currently in several cities in the U.S. and international offices located in Australia, New Zealand, Canada and several countries in Asia and Europe. BH Specialty currently intends to further expand its operations. BH Specialty writes business through wholesale and retail insurance brokers, as well as managing general agents.

MedPro Group (“MedPro”) is a leading provider of customized healthcare liability insurance, claims, patient safety and risk solutions to physicians, surgeons, dentists and other healthcare professionals, as well as hospitals, senior care and other healthcare facilities in the United States. MedPro has provided insurance coverage to protect healthcare providers against losses since 1899. MedPro distributes policies primarily through a nationwide network of appointed agents and brokers. MedPro currently offers coverage options to healthcare providers in the other countries as well as student health insurance, through its subsidiaries and other Berkshire affiliates. MedPro is based in Fort Wayne, Indiana.

U.S. Investment Corporation (“USIC”) and its subsidiaries are specialty insurers that underwrite commercial, professional and personal lines insurance on an admitted basis, as well as an excess and surplus basis. USIC markets policies in all 50 states and the District of Columbia through wholesale and retail insurance agents. USIC companies also underwrite and market a wide variety of specialty insurance products. USIC is based in Wayne, Pennsylvania.

Applied Underwriters, Inc. (“Applied”) is a provider of payroll and insurance services to small and mid-sized employers. Applied, through its subsidiaries principally markets a product that bundles workers’ compensation and other employment related insurance coverages and business services into a seamless package that is designed to remove the burden of administrative and regulatory requirements faced by small to mid-sized employers. Applied is based in Omaha, Nebraska.

The Berkshire Hathaway GUARD Insurance Companies (“Guard”) provide workers’ compensation business owner’s policy and commercial umbrella coverage to over 250,000 small and mid-sized businesses. Guard also provides complementary commercial auto and professional liability in an expanding number of states. Policies are offered through independent agents and brokers. Guard is based in Wilkes-Barre, Pennsylvania. Central States Indemnity Company of Omaha, based in Omaha, Nebraska, primarily writes Medicare Supplement insurance and credit insurance.

On October 1, 2018, NICO acquired MLMIC Insurance Company (“MLMIC”). MLMIC has been the leading writer of medical professional liability insurance in New York State for over 40 years. MLMIC distributes its policies on a direct basis to medical and dental professionals, health care providers and hospitals.

Investments of insurance businesses—Berkshire’s insurance subsidiaries hold significant levels of invested assets. Investment portfolios are managed by Berkshire’s Chief Executive Officer and other in-house investment managers. Investments include a very large portfolio of publicly traded equity securities, which are concentrated in relatively few issuers, as well as fixed maturity securities and cash and short-term investments. Generally, there are no targeted allocations by investment type or attempts to match investment asset and insurance liability durations. However, investment portfolios have historically included a much greater proportion of equity securities than is customary in the insurance industry.

Invested assets derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is the approximate amount of net policyholder funds generated through underwriting activities that is available for investment. The major components of float are unpaid losses and loss adjustment expenses, life, annuity and health benefit liabilities, unearned premiums and other policyholder liabilities less premium and reinsurance receivables, deferred policy acquisition costs and deferred charges on reinsurance contracts. On a consolidated basis, float has grown from approximately $73 billion at the end of 2012 to approximately $123 billion at the end of 2018, primarily through internal growth. The cost of float can be measured as the net pre-tax underwriting loss as a percentage of average float. Over the past five years, with the exception of 2017, Berkshire’s cost of float was negative, as its insurance businesses produced net underwriting gains. The cost of average float in 2017 was approximately 3%, primarily attributable to sizable catastrophe losses and foreign currency exchange rate losses relating to non-U.S. Dollar denominated reinsurance liabilities.

Railroad Business—Burlington Northern Santa Fe

Burlington Northern Santa Fe, LLC (“BNSF”) is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America. BNSF had approximately 45,000 employees at the end of 2018.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the United States, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Freight revenues of BNSF are covered by contractual agreements of varying durations or common carrier published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels.

BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2018, approximately 35% of freight revenues were derived from consumer products, 26% from industrial products, 21% from agricultural products and 18% from coal.

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

Competition

The business environment in which BNSF operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF and other railroads seek to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF.

Other

BNSF Logistics, LLC, a wholly-owned subsidiary of BNSF, provides non-asset based logistics services to third parties. BNSF Logistics’ services include transportation strategy and execution, managed transportation services, supply chain consulting, project management, engineering, reverse logistics, warehousing and cross-docking, and customs house brokerage services.

Utilities and Energy Businesses—Berkshire Hathaway Energy

Berkshire currently owns 90.9% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”). BHE is a global energy company with subsidiaries that generate, transmit, store, distribute and supply energy. BHE’s locally managed businesses are organized as separate operating units. BHE’s domestic regulated energy interests are comprised of four regulated utility companies serving approximately 4.9 million retail customers, two interstate natural gas pipeline companies with approximately 16,400 miles of pipeline and a design capacity of approximately 8.2 billion cubic feet of natural gas per day and ownership interests in electricity transmission businesses. BHE’s Great Britain electricity distribution subsidiaries serve about 3.9 million electricity end-users and its electricity transmission-only business in Alberta, Canada serves approximately 85% of Alberta, Canada’s population. BHE’s interests also include a diversified portfolio of independent power projects, the second-largest residential real estate brokerage firm in the United States, and one of the largest residential real estate brokerage franchise networks in the United States. BHE employs approximately 23,000 people in connection with its various operations.

General Matters

PacifiCorp is a regulated electric utility company headquartered in Oregon, serving electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the combined service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electricity on a wholesale basis to other electricity retailers and wholesalers.

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

NV Energy, Inc. (“NV Energy”) is an energy holding company headquartered in Nevada, primarily consisting of two regulated utility subsidiaries, Nevada Power Company (“Nevada Power”) and Sierra Pacific Power Company (“Sierra Pacific”) (collectively, the “Nevada Utilities”). Nevada Power serves retail electric customers in southern Nevada and Sierra Pacific serves retail electric and natural gas customers in northern Nevada. The Nevada Utilities’ combined service territory’s economy includes gaming, mining, recreation, warehousing, manufacturing and governmental services. In addition to retail sales and natural gas transportation, the Nevada Utilities sell electricity and natural gas on a wholesale basis.

As vertically integrated utilities, BHE’s domestic utilities own approximately 29,000 net megawatts of generation capacity in operation and under construction. The domestic utilities business is subject to seasonal variations principally related to the use of electricity for air conditioning and natural gas for heating. Typically, regulated electric revenues are higher in the summer months, while regulated natural gas revenues are higher in the winter months.

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

BHE Renewables is based in Iowa and owns interests in independent power projects having approximately 4,700 net megawatts of generation capacity that are in service in California, Texas, Illinois, Nebraska, New York, Arizona, Minnesota, Kansas, Hawaii and the Philippines. These independent power projects sell power generated primarily from wind, solar, geothermal and hydro sources under long-term contracts. Additionally, BHE Renewables has invested approximately $2 billion in eleven wind projects sponsored by third parties, commonly referred to as tax equity investments.

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

With certain limited exceptions, BHE’s domestic utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. In some jurisdictions, certain classes of customers may choose to purchase all or a portion of their energy from alternative energy suppliers, and in some jurisdictions retail customers can generate all or a portion of their own energy. Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility’s reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. The retail electric rates of PacifiCorp, MEC and the Nevada Utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services; however, rates are available for transmission and distribution-only services.

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

Supporting the United States’ commitment under the Paris Agreement was the Clean Power Plan, which was finalized by the U.S. Environmental Protection Agency (“EPA”) in August 2015. The Clean Power Plan established the Best System of Emission Reduction for fossil-fueled power plants to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in service after 2012. The final Clean Power Plan compliance obligations were scheduled to begin in 2022, and extend through 2030. When fully implemented, the rule was intended to achieve an overall reduction in carbon dioxide emissions from existing fossil-fueled electric generating units of 32% below 2005 levels.

On June 1, 2017, President Trump announced that the United States would begin the process of withdrawing from the Paris Agreement. Under the terms of the Paris Agreement, withdrawal cannot occur until four years after entry into force, making the United States’ withdrawal effective in November 2020. The EPA issued a proposal to repeal the Clean Power Plan on October 10, 2017, which has not yet been finalized. On August 21, 2018, the EPA proposed the Affordable Clean Energy rule, which would replace the Clean Power Plan. The Affordable Clean Energy rule would determine that the best system of emissions reduction for existing coal fueled power plants is heat rate improvements and proposes a set of candidate technologies and measures that could improve heat rates. Measures taken to meet the standards of performance must be achieved at the source itself. The EPA received comments on the proposal through October 2018 and anticipates finishing the rule in spring 2019. The full impacts of the EPA’s recent efforts to repeal and replace the Clean Power Plan are not expected to have a material impact on BHE and its energy subsidiaries. Increasingly, states are adopting legislation and regulations to reduce greenhouse gas emissions, and local governments and consumers are seeking increasing amounts of clean and renewable energy.

BHE and its energy subsidiaries continue to focus on delivering reliable, affordable, safe and clean energy to its customers and on actions to mitigate greenhouse gas emissions. For example, through December 31, 2018, BHE’s cumulative investment in wind, solar, geothermal and biomass generation is approximately $25 billion.

Non-Energy Businesses

HomeServices of America, Inc. (“HomeServices”) is the second-largest residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 47 brand names with over 42,500 real estate agents in nearly 880 brokerage offices in 30 states and the District of Columbia.

In October 2012, HomeServices acquired a 66.7% interest in one of the largest residential real estate brokerage franchise networks in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. In April 2018, HomeServices acquired the remaining 33.3% interest. HomeServices’ franchise network currently includes approximately 370 franchisees in nearly 1,600 brokerage offices throughout the United States and Europe with over 51,500 real estate agents under two brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions.

Manufacturing Businesses

Berkshire’s numerous and diverse manufacturing subsidiaries are grouped into three categories: (1) industrial products, (2) building products and (3) consumer products. Berkshire’s industrial products businesses manufacture specialty chemicals, metal cutting tools, components for aerospace and power generation applications, and a variety of other products primarily for industrial use. The building products group produces prefabricated and site built residential homes, flooring products, insulation, roofing and engineered products, building and engineered components, paint and coatings and bricks and masonry products, which are primarily used in building and construction applications. The consumer products group manufactures recreational vehicles, alkaline batteries, various apparel products, jewelry and custom picture framing products. Information concerning the major activities of these three groups follows.

Industrial products

Precision Castparts

Berkshire acquired Precision Castparts Corp. (“PCC”) on January 29, 2016. PCC manufactures complex metal components and products, provides high-quality investment castings, forgings, fasteners/fastener systems and aerostructures for critical aerospace and power and energy applications. PCC also manufactures seamless pipe for coal-fired, industrial gas turbine (“IGT”) and nuclear power plants; downhole casing and tubing, fittings and various mill forms in a variety of nickel and steel alloys for severe-service oil and gas environments; investment castings and forgings for general industrial, armament, medical and other applications; nickel and titanium alloys in all standard mill forms from large ingots and billets to plate, foil, sheet, strip, tubing, bar, rod, extruded shapes, rod-in-coil, wire and welding consumables, as well as cobalt alloys, for the aerospace, chemical processing, oil and gas, pollution control and other industries; revert management solutions; fasteners for automotive and general industrial markets; specialty alloys for the investment casting and forging industries; heat treating and destructive testing services for the investment cast products and forging industries; refiner plates and other products for the pulp and paper industry; grinder pumps and affiliated components for low-pressure sewer systems; critical auxiliary equipment and gas monitoring systems for the power generation industry; and metalworking tools for the fastener market and other applications.

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

The majority of PCC’s sales are from purchase orders or demand schedules pursuant to long-term agreements. Contractual terms may provide for termination by the customer, subject to payment for work performed. PCC typically does not experience significant order cancellations, although periodically it receives requests for delays in delivery schedules.

PCC is subject to substantial competition in all of its markets. Components and similar products may be produced by competitors, who use either the same types of manufacturing processes as PCC or other processes. Although PCC believes its manufacturing processes, technology and experience provide advantages to its customers, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the same components and products. Despite intense competition, PCC is a leading supplier in most of its principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid PCC in maintaining competitive advantages.

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

Lubrizol Corporation

The Lubrizol Corporation (“Lubrizol”) is a specialty chemical company that produces and supplies technologies for the global transportation, industrial and consumer markets. Lubrizol currently operates in two business sectors: (1) Lubrizol Additives, which includes engine additives, driveline additives and industrial specialties products; and (2) Lubrizol Advanced Materials, which includes personal and home care, engineered polymers, performance coatings, skin care and life science solutions.

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

From a base of approximately 3,500 patents, Lubrizol uses its technological leadership position in product development and formulation expertise to improve the quality, value and performance of its products, as well as to help minimize the environmental impact of those products. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes and uses base oil in processing and blending additives. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure supply reliability. Lubrizol operates facilities in 27 countries (including production facilities in 17 countries and laboratories in 13 countries).

Lubrizol markets its products worldwide through a direct sales organization and sales agents and distributors. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies that are located in more than 120 countries. Some of its largest customers also may be suppliers. In 2018, no single customer accounted for more than 10% of Lubrizol’s consolidated revenues. Lubrizol continues to implement a multi-year phased investment plan to upgrade operations, ensure compliance with health, safety and environmental requirements and increase global manufacturing capacity.

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

IMC International Metalworking Companies

IMC International Metalworking Companies (“IMC”) is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets. IMC’s principal brand names include ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP®, It.te.di®, Qutiltec®, Tool—Flo® and PCT. IMC’s primary manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

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

Marmon Holdings

Marmon Holdings, Inc. (“Marmon”) is a global industrial organization comprising 13 diverse business sectors and more than 100 autonomous manufacturing and service businesses. Marmon’s manufacturing and service operations employ over 20,000 employees at approximately 400 manufacturing, distribution, and service facilities located primarily in the United States, as well as 21 other countries worldwide. Marmon’s business sectors are described as follows.

Beverage Technologies manufactures beverage dispensing and cooling equipment, and related products for global brand owners and foodservice retailers. Operations are based in the U.S. with manufacturing in China, India, the U.K. and Germany. Products are sold primarily throughout the U.S., Europe, and Asia.

Foodservice Technologies manufactures hot and cold food preparation and holding equipment for restaurants, cafeterias, hotels, caterers, and other foodservice providers worldwide. Operations are based in the U.S., with manufacturing in China and Italy. Products are sold primarily throughout the U.S., Europe, and Asia.

Water Technologies manufactures water treatment equipment for residential, commercial, and industrial applications worldwide. Operations are based primarily in the U.S., Canada, China, Singapore, India, and Mexico with business centers located in Belgium, France, Poland, Germany, the U.K., Italy, Switzerland, and U.A.E.

Transportation Products serves the automotive, heavy-duty highway transportation, and aerospace industries with precision-molded plastic components; fastener thread solutions; metal tubing; auto aftermarket transmission and chassis products; platform trailers; and truck and trailer components. Operations and business are conducted primarily in the U.S., Mexico, Canada, Europe, and Asia.

Retail Solutions provides retail environment design services; in-store digital merchandising and display fixtures; shopping, material handling, and security carts; and consumer products, including air compressors and extension cords. Operations are based in the U.S. and conducted primarily in the U.S., U.K., Czech Republic, and China.

Metal Services provides specialty metal pipe, tubing, beams and related value-added services to customers across a broad range of industries. Operations are based in the U.S., Canada, and Mexico and conducted primarily in those countries.

Engineered Wire & Cable produces electrical and electronic wire and cable for use in energy, transit, aerospace, defense, communication, and other industrial applications. Operations are based in the U.S., Canada, India, and England. Business is conducted globally, primarily in the U.S., Canada, India, U.K., U.A.E., and China.

Electrical Products produces electrical wire and cable for use in utility applications and residential and commercial buildings; and portable lighting equipment for mining and safety markets. Operations are based in the U.S. and business is conducted primarily in the U.S. and Canada.

Plumbing & Refrigeration supplies copper, aluminum, and stainless steel tubing and fittings for the plumbing, HVAC, and refrigeration markets; and aluminum and brass forgings for many commercial and industrial applications. Business and operations are conducted primarily in the U.S.

Industrial Products supplies construction fasteners; gloves and other protective wear; gear drives, gearboxes, fan drives, and pump drives for various markets; wind machines for agricultural use; and wheels, axles, and gears for rail, mining, and other applications. Operations are based in the U.S. and business is conducted primarily in the U.S., Canada, and China.

Rail Products and Services manufactures, leases, and maintains railcars; manufactures mobile railcar movers; provides in-plant rail switching and loading services; performs track construction and maintenance; and manufactures steel tank heads and cylinders. Union Tank Car Company (“UTLX”) is the largest component of Rail Products and Services and is a leading designer, builder, and full-service lessor of railroad tank cars and other specialized railcars. Together with its Canadian affiliate Procor, UTLX owns a fleet of approximately 130,000 railcars for lease to customers in chemical, petrochemical, energy, and agricultural/food industries. UTLX manufactures tank cars at two U.S. plants and performs railcar maintenance services at more than 100 locations across North America.

UTLX has a diversified customer base, both geographically and across industries. UTLX, while subject to cyclicality and significant competition in most of its markets, competes by offering a broad range of high-quality products and services targeted at its niche markets. Railcars are typically leased for multiple-year terms and most of the leases are renewed upon expiration. Due to selective ongoing capital investment, utilization rates (the number of railcars on lease to total available) of the railcar fleet are generally high. Following the downturn of oil and gas markets in recent years, renewal rental rates have declined for some railcar types and has resulted in a decline in utilization, which has had a meaningful impact on UTLX’s results. While tank car specifications are highly regulated in North America, regulatory changes are not expected to materially affect UTLX’s operating results, competitive position, or financial strength.

Intermodal Containers leases intermodal tank containers through EXSIF Worldwide. EXSIF is a leading international lessor of intermodal tank containers with a fleet of approximately 60,000 units, primarily serving chemical producers and logistics operators.

Crane Services is a provider of mobile cranes and operators. Sterling Crane (located in Canada and the U.S.), Freo Group, and WGC Cranes (both located in Australia), operate a combined fleet of approximately 1,000 cranes primarily serving the energy, mining, and petrochemical markets.

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

Berkshire’s industrial products manufacturers employ approximately 81,000 persons.

Building Products

Clayton Homes

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated housing company utilizing manufactured, modular and site built methods. Clayton’s homes are marketed in 48 states through a network of 2,149 retailers, including 366 company-owned home centers and 280 subdivisions. Home finance and insurance products are offered through its subsidiaries primarily to purchasers of manufactured and modular homes.

Clayton acquired its first site builder in 2015 and, thereafter, added seven additional site builders. Clayton delivered 51,569 homes in 2018 at various price points. Clayton competes based on price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a factor affecting the market acceptance of its products.

Clayton’s financing programs support company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include ability to repay calculations, including debt to income limits, consideration of residual income and credit score requirements, which are considered in evaluating loan applicants. Currently, approximately 61% of the loan originations are home-only loans and the remaining 39% have land as additional collateral. The average down payment is approximately 15%, which may be from cash, trade or land equity. Certain loan types require an independent third-party appraisal. Originated loans are at fixed rates and for fixed terms. Loans outstanding include non-government originations, bulk purchases of contracts and notes from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and community operators and services housing contracts and notes that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and notes. Clayton also acts as an agent on physical damage insurance policies, homebuyer protection plan policies and other programs.

Shaw Industries

Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is a leading carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,900 styles of tufted carpet, wood and resilient flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides project management and installation services. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. In 2018, Shaw acquired Sanquahar Tile Services in Scotland, which manufactures and distributes carpet tile throughout Europe. Shaw also manufactures or distributes a variety of hardwood, vinyl and laminate floor products (“hard surfaces”). In 2016, Shaw acquired USFloors, Inc., which is a leading innovator and marketer of wood-plastic composite luxury vinyl tile flooring, as well as cork, bamboo and hardwood products. Shaw’s carpet and hard surface products are sold in a broad range of patterns, colors and textures. Shaw operates Shaw Sports Turf and Southwest Greens International, LLC, which provide synthetic sports turf, golf greens and landscape turf products.

Shaw products are sold wholesale to over 39,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,700 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s seven carpet, seven hard surface and two sample full-service distribution facilities and 26 redistribution centers, along with centralized management information systems, enable it to provide prompt and efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops, which may be cut or left uncut, depending on the desired texture or construction. During 2018, Shaw processed approximately 95% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but costs are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

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

JM’s operations are subject to a variety of federal, state and local environmental laws and regulations, which regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most relevant of the federal laws are the Federal Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which are administered by the EPA. In 2015, the EPA revised the hazardous air pollutant rules for the wool fiberglass and mineral wool manufacturing industries, which were further revised in 2017. While the new rules implement new emission standards, they are not expected to require material expenditures to meet the compliance dates in 2020.

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM operates in highly competitive markets, with competitors comprised primarily of several large global and national manufacturers and smaller regional manufacturers. JM holds leadership positions in the key markets that it serves. JM’s products compete primarily on value, differentiation and customization, and breadth of product line. Sales of JM’s products are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year. JM sees a marketplace trend in customer purchasing decisions being influenced by the sustainable and energy efficient attributes of its products, services and operations.

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

MiTek’s commercial market business includes products and services sold to the commercial construction industry offered through its subsidiaries. Commercial products include curtain wall systems (Benson Industries, Inc.), masonry and stone anchoring systems (Hohmann & Barnard, Inc.), light gauge steel framing products (Aegis Metal Framing Division of MiTek USA, Inc.), engineering services for a proprietary high-performance steel frame connection (SidePlate Systems, Inc.) and a comprehensive range of ductwork for the ventilation market (M&M Manufacturing, Inc. and Snappy ADP, Inc.).

MiTek’s industrial market business includes products offered through its subsidiaries, including automated machinery used by battery manufacturers (TBS Engineering, Ltd.), customized air handling systems for commercial, institutional and industrial markets (TMI Climate Solutions, Inc.), design and supply of Nuclear Safety Related HVAC systems and components (Ellis & Watts Global Industries, Inc.), energy recovery and dehumidification systems for commercial applications (Heat-Pipe Technology, Inc.) and pre-engineered and pre-fabricated custom structural mezzanines and platforms for distribution and manufacturing facilities (Cubic Designs, Inc. and Mezzanine International, Ltd.).

A significant raw material used by MiTek is hot dipped galvanized sheet steel. While supplies are presently adequate, variations in supply have historically occurred, producing significant variations in cost and availability.

MiTek commenced reorganizing efforts in 2019 to focus on a “One MiTek” brand, operating as one global company operating in two sectors, residential and commercial. Within the sectors, the business will be further managed based on market channels or product categories. The reorganization is expected to provide customers with more targeted solutions and produce a more simplified, efficient and better-integrated organizational structure.

Benjamin Moore

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-based and solvent-based general-purpose coatings (paints, stains and clear finishes) for use by consumers, contractors and industrial and commercial users. Products are marketed under various registered brand names, including, but not limited to: Aura®, Natura®, Regal Select®, Ultra Spec®, ben®, Eco Spec®, Coronado®, Corotech®, Insl-x®, Lenmar®, Super Kote®, Arborcoat®, Super Hide®, Century®, Ultra Spec®, SCUFF-X® and Notable®™.

Benjamin Moore relies primarily on an independent dealer network for distribution of its products. Benjamin Moore’s distribution network includes over 3,300 independent retailers currently representing over 5,000 storefronts in the United States and Canada. The independent dealer channel offers a broad array of products including Benjamin Moore®, Coronado® and Insl-x® brands and other competitor coatings, wall coverings, window treatments and sundries. In addition, Benjamin Moore operates an on-line “pick up in store” program, which allows consumers to place orders via an e-commerce site, or for national accounts and government agencies via its customer information center, for pick-up at the customer’s nearest dealer.

Benjamin Moore competes with numerous manufacturers, distributors and paint, coatings and related products retailers. Product quality, product innovation, breadth of product line, technical expertise, service and price determine the competitive advantage. Competitors include other paint and decorating stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets, such as Sherwin-Williams Company, PPG Industries, Inc., The Valspar Corporation, The Home Depot, Inc. and Lowe’s Companies, Inc.

The most significant raw materials in Benjamin Moore products are titanium dioxide, monomers, polymers and pigments. Historically, these materials have been generally available, with pricing and availability subject to fluctuation.

Acme Brick

Acme Brick Company and its subsidiaries (“Acme”), headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick®) and concrete block (Featherlite). In addition, Acme distributes a number of other building products of other manufacturers, including floor and wall tile, wood flooring and other masonry products. Products are sold primarily in the South Central and South Eastern United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

In 2018, Acme commenced the closings of two brick plants, three concrete block plants and two limestone fabricating plants. Thereafter, Acme will operate 15 clay brick manufacturing facilities at 12 sites located in seven states and three concrete block facilities in Texas. In addition, Acme operates an aluminum grid fabrication facility and a concrete bagging facility in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction activity, which is cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate.

The brick industry is subject to the EPA’s Maximum Achievable Control Technology Rule (MACT Rule) finalized in October of 2015 with a deadline for compliance of December 31, 2018. Key elements of the MACT Rule include emission limits established for certain hazardous air pollutants and acidic gases. The MACT Rule also establishes work practices for “periodic” kilns, including using a designed firing time and temperature for each product, labeling maximum loads, keeping a log of each load, and developing and implementing inspection and maintenance procedures. While many of Acme’s facilities are in compliance, additional capital expenditures may be required to bring other facilities into compliance. Acme applied for and was granted an extension of the compliance deadline until the pending state permits are received, or until December 26, 2019, whichever is sooner.

Berkshire’s building products manufacturers employ approximately 57,000 people.

Consumer Products

Apparel

Fruit of the Loom (“FOL”), headquartered in Bowling Green, Kentucky, is primarily a manufacturer and distributor of basic apparel, underwear, casualwear, athletic apparel and sports equipment. Products under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise, mid-tier chains and wholesale markets. In the Vanity Fair Brands product line, Vassarette®, Curvation® and Radiant® by Vanity Fair are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold to mid-tier chains and department stores. FOL also markets and sells apparel, sports equipment and balls to team dealers and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. Additionally, Spalding® markets and sells balls and sports equipment in the mass merchandise market and dollar store channels. In 2018, approximately 55% of FOL’s sales were to five customers.

FOL generally performs its own knitting, cloth finishing, cutting, sewing and packaging for apparel. For the North American market, which is FOL’s predominant sales region, the majority of FOL’s cloth manufacturing is performed in Honduras. Labor-intensive cutting, sewing and packaging operations are located in Central America, the Caribbean and Vietnam. For the European market, products are either sourced from third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. Manufacturing of bras, athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

U.S. grown cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s apparel products and are purchased from a limited number of third-party suppliers. Additionally in 2015, FOL entered into an eight year agreement with one key supplier to provide the majority of FOL’s yarn. Management currently believes there are readily available alternative sources of raw materials and yarn. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton, either directly or through the yarn suppliers, to meet the majority of its production plans for 2019. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon product features, quality, customer service and price.

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

The BH Shoe Holdings Group manufactures and distributes work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Original Work, Tony Lama®, Chippewa®, BØRN® , B•Ø•C®, Carolina®, EuroSofft, Söfft, Double-H Boots®, Nursemates® and Comfortiva®. Brooks Sports markets and sells performance running footwear and apparel to specialty and national retailers and directly to consumers under the Brooks® brand. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources located outside the United States. Products are sold worldwide through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Other consumer products

Forest River, Inc. (“Forest River”) is a manufacturer of recreational vehicles (“RV”), utility cargo trailers, buses and pontoon boats, headquartered in Elkhart, Indiana with products sold in the United States and Canada through an independent dealer network. Forest River has numerous manufacturing facilities located in six states. Forest River is a leading manufacturer of RVs with numerous brand names, including Forest River, Coachman RV and Prime Time. Utility cargo trailers are sold under a variety of brand names. Buses are sold under several brand names, including Starcraft Bus. Pontoon boats are sold under the Berkshire, South Bay and Trifecta brand names. The RV industry is very competitive. Competition is based primarily on price, design, quality and service. The industry has consolidated over the past several years with Forest River holding a market share of approximately 33% in 2018 and its largest competitor holding a market share of approximately 48%.

Berkshire acquired the Duracell Company (“Duracell’), on February 29, 2016 from The Procter & Gamble Company. Duracell, headquartered in Chicago, Illinois, is a leading manufacturer of high performance alkaline batteries. Duracell manufactures batteries in the U.S., Europe and China and provides a network of worldwide sales and distribution centers. Costco and Walmart are significant customers, representing approximately 25% of Duracell’s annual revenue. There are several competitors in the battery manufacturing market with Duracell holding an approximately 34% market share of the global alkaline battery market. Management believes there are sufficient sources of raw materials, which primarily include steel, zinc and manganese.

Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, operates in the U.S., Canada and 13 other countries, with products primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass and framing supplies. Complementary to its framing products, Albecca offers art printing and fulfillment services.

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

Berkshire’s consumer products manufacturers employ approximately 55,000 persons.

Service and Retailing Businesses

Service Businesses

Berkshire’s service businesses provide grocery and foodservice distribution, professional aviation training programs, fractional aircraft ownership programs and distribution of electronic components. Other service businesses include franchising and servicing of quick service restaurants, media businesses (newspaper, television and information distribution), as well as logistics businesses. Berkshire’s service businesses employ approximately 51,000 people. Information concerning these activities follows.

McLane Company

McLane Company, Inc. (“McLane”) provides wholesale distribution services in all 50 states to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. McLane provides wholesale distribution services to Walmart, which accounts for approximately 22% of McLane’s revenues. McLane’s other significant customers include 7-Eleven and Yum! Brands, each of which accounted for approximately 11% of McLane’s revenues in 2018. A curtailment of purchasing by Walmart or its other significant customers could have a material adverse impact on McLane’s periodic revenues and earnings. McLane’s business model is based on a high volume of sales, rapid inventory turnover and stringent expense controls. Operations are currently divided into three business units: grocery distribution, foodservice distribution and beverage distribution.

McLane’s grocery distribution unit, based in Temple, Texas, maintains a dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to approximately 50,000 retail locations nationwide, including Walmart. McLane’s grocery distribution unit operates 23 distribution facilities in 20 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service and casual dining restaurant industry with high quality, timely-delivered products. Operations are conducted through 47 facilities in 22 states. The foodservice distribution unit services approximately 35,200 restaurants nationwide.

Through its subsidiaries, McLane also operates several wholesale distributors of distilled spirits, wine and beer. Operations are conducted through 14 distribution centers in Georgia, North Carolina, Tennessee and Colorado. These beverage units operating as Empire Distributors, Empire Distributors of North Carolina, Empire Distributors of Tennessee and Baroness Small Estates, service approximately 25,300 retail locations in the Southeastern United States and Colorado.

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

TTI, Inc.

TTI, Inc. (“TTI”), headquartered in Fort Worth, Texas, is a global specialty distributor of passive, interconnect, electromechanical, and discrete components used by customers in the manufacturing and assembling of electronic products. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, original design manufacturers, military and commercial customers, as well as design and system engineers. TTI’s distribution agreements with the industry’s leading suppliers allow it to uniquely leverage its product cost and to expand its business by providing new lines and products to its customers. TTI operates sales offices and distribution centers from more than 100 locations throughout North America, Europe, Asia and Israel.

TTI services a variety of industries including telecommunications, medical devices, computers and office equipment, military/ aerospace, automotive and industrial electronics. TTI’s core customers include businesses in the design through production stages in the electronic component supply chain, which supports its high volume business, and its Mouser subsidiary, which supports a broader base of customers with lower volume purchases through internet based marketing.

Other

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 82,000 units located at 51 facilities throughout the United States. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing equipment. Therefore, as a provider of marginal capacity to its customers, XTRA’s utilization rates and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

International Dairy Queen develops and services a worldwide system of over 6,900 stores operating primarily under the names DQ Grill and Chill®, Dairy Queen® and Orange Julius® that offer various dairy desserts, beverages, prepared foods and blended fruit drinks. Business Wire provides electronic dissemination of full-text news releases to the media, online services and databases and the global investment community in 150 countries and in 45 languages. Approximately 97% of Business Wire’s revenues derive from its core news distribution business. CORT Business Services Corporation is a leading national provider of rental relocation services including rental furniture, accessories and related services in the “rent-to-rent” market of the furniture rental industry. The Buffalo News and BH Media Group, Inc. are publishers of 31 daily and 43 weekly newspapers. WPLG, Inc. is an ABC affiliate broadcast station in Miami, Florida and Charter Brokerage is a leading non-asset based third party logistics provider to the petroleum and chemical industries.

Retailing Businesses

Berkshire’s retailing businesses include automotive, home furnishings and several other operations that sell various consumer products to consumers. Information regarding each of these operations follows. Berkshire’s retailing businesses employ approximately 29,000 people.

Berkshire Hathaway Automotive

Berkshire acquired a group of affiliated companies referred to as the Berkshire Hathaway Automotive Group, Inc. (BHA) in 2015. BHA is one of the largest automotive retailers in the United States, currently operating 108 new vehicle franchises through 82 dealerships located primarily in major metropolitan markets in the United States. The dealerships sell new and used vehicles, vehicle maintenance and repair services, extended service contracts, vehicle protection products and other aftermarket products. BHA also arranges financing for its customers through third-party lenders. BHA operates 29 collision service centers directly connected to the dealerships’ operations and owns and operates two auto auctions and a fluid maintenance products distribution company.

Dealership operations are highly concentrated in the Arizona and Texas markets, with approximately 70% of dealership-related revenues derived from sales in these markets. BHA currently maintains franchise agreements with 27 different vehicle manufacturers, although it derives a significant portion of its revenue from the Toyota/Lexus, General Motors, Ford/Lincoln, Nissan/Infiniti and Honda/Acura brands. Approximately 90% of BHA’s annual revenues are from dealerships representing these manufacturers.

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

BHA owns facilities with approximately 6.5 million square feet of space and approximately 950 acres of land that are utilized in its operations. BHA also develops, underwrites and administers various vehicle protection plans as well as life and accident and health insurance plans sold to consumers through BHA’s dealerships and third party dealerships. BHA also develops proprietary training programs and materials, and provides ongoing monitoring and training of the dealership’s finance and insurance personnel.

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

NFM operates its business from three large retail complexes, which include warehouse and administrative facilities in Omaha, Nebraska, Kansas City, Kansas and The Colony, Texas a suburb of Dallas, which opened in 2015. These three sites include approximately 1.5 million square feet of retail space. NFM is the largest furniture retailer in each of these markets. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space. R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey currently operates 12 retail stores and three distribution centers. These facilities include approximately 1.5 million square feet of retail space with six stores located in Utah, one store in Idaho, three stores in Nevada and two stores in California.

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

Other retailing

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”) is based in North Kansas City, Missouri, and operates a chain of 217 retail jewelry stores in 36 states, which includes approximately 500,000 square feet of retail space. Helzberg’s stores are located in malls, lifestyle centers, power strip centers and outlet malls, and all stores operate under the name Helzberg Diamonds® or Helzberg Diamonds Outlet®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 95 upscale retail jewelry stores located in 11 states primarily in the Western United States and in British Columbia, Canada. Forty-six of its retail locations are concept stores that sell only PANDORA jewelry. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls.

See’s Candies (“See’s”) produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco and one smaller facility in Burlingame, California. See’s operates approximately 250 retail and quantity discount stores located mainly in California and other Western states. See’s revenues are highly seasonal with nearly half of its annual revenues earned in the fourth quarter.

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

Oriental Trading Company (“OTC”) is a leading multi-channel retailer and online destination for value-priced party supplies, arts and crafts, toys and novelties, school supplies, educational games, patient giveaways and personalized products. OTC, headquartered in Omaha, Nebraska, serves a broad base of nearly four million customers annually, including consumers, schools, churches, non-profit organizations, medical and dental offices and other businesses. OTC offers a unique assortment of over 50,000 fun products on its websites, including its flagship orientaltrading.com site and utilizes sophisticated digital and print marketing efforts to drive significant traffic and industry leading customer satisfaction.

In April 2015, Berkshire acquired Detlev Louis Motorrad (“Louis”) which is headquartered in Hamburg, Germany. Louis is a leading retailer of motorcycle apparel and equipment in Europe. Louis carries over 32,000 different products from more than 600 manufacturers, primarily covering the clothing, technical equipment and leisure markets. Louis has over 80 stores in Germany, Austria and Switzerland and also sells through catalogs and via the Internet throughout most of Europe.

Additional information with respect to Berkshire’s businesses

Revenue, earnings before taxes and identifiable assets attributable to Berkshire’s reportable business segments are included in Note 26 to Berkshire’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Berkshire’s investments in fixed maturity and equity securities is included in Notes 3 and 4, respectively, to Berkshire’s Consolidated Financial Statements.

Since June 2013, Berkshire has maintained a significant investment in H.J. Heinz Holding Corporation (now The Kraft Heinz Company). Information concerning this investment is included in Note 5 to Berkshire’s Consolidated Financial Statements. Kraft Heinz is one of the largest food and beverage companies in the world, with sales in approximately 190 countries and territories. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy meals, meats, refreshment beverages, coffee and other grocery products, throughout the world, under a host of iconic brands including Heinz, Kraft, Oscar Mayer, Philadelphia, Velveeta, Lunchables, Planters, Maxwell House, Capri Sun, Ore-Ida, Kool-Aid and Jell-O.

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

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and Chief Executive Officer, age 88, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 95. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified certain current Berkshire subsidiary managers who, in their judgment, are capable of succeeding Mr. Buffett and has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk. In 2018, Berkshire’s Board of Directors appointed Mr. Gregory Abel as Vice Chairman of Berkshire’s non-insurance operations and Mr. Ajit Jain as Vice Chairman of Berkshire’s insurance operations. Mr. Abel and Mr. Jain each report directly to Mr. Buffett and Mr. Buffett continues to be responsible for major capital allocation and investment decisions.

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

We concentrate a high percentage of the investments of our insurance subsidiaries in a relatively small number of equity securities and diversify our investment portfolios far less than is conventional in the insurance industry. A significant decline in the fair values of our larger investments in equity securities may produce a material decline in our consolidated shareholders’ equity and our consolidated statement of earnings.

Since a large percentage of our equity securities are held by our insurance subsidiaries, significant decreases in the fair values of these investments will produce significant declines in their statutory surplus. Our large statutory surplus is a competitive advantage, and a long-term material decline could have an adverse effect on our claims-paying ability ratings and our ability to write new insurance business thus potentially reducing our future underwriting profits.

Competition and technology may erode our business franchises and result in lower earnings.

Each of our operating businesses face intense competition within markets in which they operate. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including technological changes, may erode or prevent the strengthening of competitive advantages. Accordingly, our future operating results will depend to some degree on our operating units successfully protecting and enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results in the future may decline.

Deterioration of general economic conditions may significantly reduce our operating earnings and impair our ability to access capital markets at a reasonable cost.

Our operating businesses are subject to normal economic cycles, which affect the general economy or the specific industries in which they operate. Significant deteriorations of economic conditions over a prolonged period could produce a material adverse effect on one or more of our significant operations. In addition, our utilities and energy businesses and our railroad business regularly utilize debt as a component of their capital structures, and depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the capital markets is restricted or the cost of funding increases, these operations could be adversely affected.

Terrorist acts could hurt our operating businesses.

A successful (as defined by the aggressor) cyber, biological, nuclear or chemical attack could produce significant losses to our worldwide operations. Our business operations could be adversely affected from such acts through the loss of human resources or destruction of production facilities and information systems. We share the risk with all businesses.

Regulatory changes may adversely impact our future operating results.

Over time, in response to financial markets crises, global economic recessions, and social and environmental issues, regulatory initiatives were adopted in the United States and elsewhere. Such initiatives addressed for example, the regulation of banks and other major financial institutions and environmental and global-warming matters. These initiatives impact all of our businesses, albeit in varying ways. Increased regulatory compliance costs could have a significant negative impact on our operating businesses, as well as on the businesses in which we have a significant, but not controlling economic interests. We cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Data privacy regulations have recently been enacted in various jurisdictions in the U.S. and throughout the world. These regulations address numerous aspects related to the security of personal information that is stored in our information systems, networks and facilities. Failure to comply with these regulations could result in reputational damage and significant penalties.

Cyber security risks

We rely on technology in virtually all aspects of our business. Like those of many large businesses, certain of our information systems have been subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. A significant disruption or failure of our technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, an inability to protect information and assets against unauthorized users, and other operational difficulties. Attacks perpetrated against our systems could result in loss of assets and critical information and expose us to remediation costs and reputational damage.

Although we have taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis, a significant disruption or cyber intrusion could adversely affect our results of operations, financial condition and liquidity. Additionally, if we are unable to acquire, develop, implement, adopt or protect rights around new technology, we may suffer a competitive disadvantage, which could also have an adverse effect on our results of operations, financial condition and liquidity.

Cyber attacks could further adversely affect our ability to operate facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets, customers or suppliers from cyber attacks may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption, unstable markets, increased security, repair or other costs, or may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets resulting from terrorism, sustained or significant cyber attacks, or war could also have a material adverse effect on our ability to raise capital. We share these risks with all businesses.

Derivative contracts may require significant cash settlement payments and result in significant losses in the future.

Over ten years ago, we assumed the risk of potentially significant losses under a number of equity index put option contracts. The contracts remaining at year end 2018 will expire from 2019 through 2025. Risks of losses under these contracts are based on declines in equity prices of stocks comprising certain major U.S. and international stock indexes. We received considerable cash premiums as compensation for accepting these risks. Absent major reductions in future equity securities prices, our ultimate payment obligations are not likely to be significant. Nevertheless, there can be no assurance that equity securities prices will not decline significantly resulting in settlement payments that significantly exceed the year end 2018 intrinsic value of the contracts ($1.7 billion), recorded fair value ($2.45 billion) or the premiums we received at inception ($4.0 billion).

Risks unique to our regulated businesses

Our tolerance for risk in our insurance businesses may result in significant underwriting losses.

When properly paid for the risk assumed, we have been and will continue to be willing to assume more risk from a single event than any other insurer has knowingly assumed. Accordingly, we could incur a significant loss from a single event. We may also write coverages for losses arising from acts of terrorism. We attempt to take into account all possible correlations and avoid writing groups of policies from which pre-tax losses from a single event might aggregate above $10 billion. Currently, we estimate that our aggregate exposure from a single event under outstanding policies is significantly below $10 billion. However, despite our efforts, losses may aggregate in unanticipated ways. Our tolerance for significant insurance losses may result in lower reported earnings in a future period.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

The principal cost associated with the property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, it will take decades before all claims that have occurred as of any given balance sheet date will be reported and settled. Although we believe that liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Estimating insurance claim costs is inherently imprecise. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($110 billion at December 31, 2018), and a small percentage increase to those liabilities can result in materially lower reported earnings.

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

Our railroad business conducted through BNSF is also subject to a significant number of laws and regulations with respect to rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates, without providing any recourse for any adverse effects that the change may have on the business. For example, enacted federal legislation mandated the implementation of positive train control (“PTC”) technology by December 31, 2018, on certain mainline track where inter-city and commuter passenger railroads operate and where toxic-by-inhalation (“TIH”) hazardous materials are transported. Due to the Federal Railroad Administration’s (“FRA”) interpretation of the PTC mandate as requiring all railroads that run on our tracks to be compliant before we can be deemed compliant, the FRA has confirmed an extension of the deadline for the Company to December 31, 2020. Complying with legislative and regulatory changes may pose significant operating and implementation risks and require significant capital expenditures.

BNSF derives significant amounts of revenue from the transportation of energy-related commodities, particularly coal. To the extent that changes in government policies limit or restrict the usage of coal as a source of fuel in generating electricity or alternate fuels, such as natural gas, displace coal on a competitive basis, revenues and earnings could be adversely affected. As a common carrier, BNSF is also required to transport TIH chemicals and other hazardous materials. A release of hazardous materials could expose BNSF to significant claims, losses, penalties and environmental remediation obligations. Changes in the regulation of the rail industry could negatively impact BNSF’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on our results of operations, financial condition or liquidity.

Our utilities and energy businesses operated under BHE are highly regulated by numerous federal, state, local and foreign governmental authorities in the jurisdictions in which they operate. These laws and regulations are complex, dynamic and subject to new interpretations or change. Regulations affect almost every aspect of our utilities and energy businesses. Regulations broadly apply and may limit management’s ability to independently make and implement decisions regarding numerous matters including: acquiring businesses; constructing, acquiring or disposing of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between our domestic utilities and our other subsidiaries and affiliates; and paying dividends or similar distributions. Failure to comply with or reinterpretations of existing regulations and new legislation or regulations, such as those relating to air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters, or changes in the nature of the regulatory process may have a significant adverse impact on our financial results.

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

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic and include approximately 25 intermodal hubs located across the system. BNSF owns or holds under non-cancelable leases exceeding one year approximately 8,000 locomotives and 70,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF makes significant capital investments to expand and improve its railroad network. BNSF incurs significant costs in repairing and maintaining its properties. In 2018, BNSF recorded approximately $2 billion in repairs and maintenance expense.

Utilities and Energy Businesses—Berkshire Hathaway Energy

BHE’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of BHE’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of BHE’s electric generating facilities. Properties of BHE’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each of BHE’s utility service territories. In addition to these physical assets, BHE has rights-of-way, mineral rights and water rights that enable BHE to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. BHE or its affiliates own or have interests in the following types of electric generating facilities at December 31, 2018:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net Owned Capacity (MW) (1)
Natural gas	PacifiCorp, MEC, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, Texas, New York, and Arizona	10,920	10,641
Coal	PacifiCorp, MEC and NV Energy	Wyoming, Iowa, Utah, Arizona, Nevada, Colorado and Montana	16,181	9,138
Wind	PacifiCorp, MEC and BHE Renewables	Iowa, Wyoming, Texas, Nebraska, Washington, California, Illinois, Oregon and Kansas	7,862	7,853
Solar	BHE Renewables and NV Energy	California, Texas, Arizona, Minnesota and Nevada	1,699	1,551
Hydroelectric	PacifiCorp, MEC and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,299	1,277
Nuclear	MEC	Illinois	1,823	456
Geothermal	PacifiCorp and BHE Renewables	California and Utah	370	370

		Total	40,154	31,286

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

As of December 31, 2018, BHE’s subsidiaries also have electric generating facilities that are under construction in Iowa and Wyoming having total Facility Net Capacity and Net Owned Capacity of 2,390 MW.

PacifiCorp, MEC and NV Energy own electric transmission and distribution systems, including approximately 24,800 miles of transmission lines and approximately 1,690 substations, gas distribution facilities, including approximately 27,400 miles of gas mains and service lines, and an estimated 25 million tons of recoverable coal reserves in mines owned or leased in Wyoming and Colorado.

The electricity distribution network of Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) includes approximately 17,400 miles of overhead lines, approximately 42,300 miles of underground cables and approximately 780 major substations. AltaLink’s electricity transmission system includes approximately 8,200 miles of transmission lines and approximately 310 substations.

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

Other Segments

The physical properties used by Berkshire’s other significant business segments are summarized below:

				Number of Properties
Business	Country	Locations	Property/Facility type	Owned	Leased
Insurance:
GEICO	U.S.	Locations in 39 states	Offices and claims centers	12	108
	Non-U.S.	Locations in one country	Offices	—	2
BHRG	U.S.	Locations in 15 states	Offices	1	28
	Non-U.S.	Locations in 23 countries	Offices	1	35
BH Primary	U.S.	Locations in 23 states	Offices	9	79
	Non-U.S.	Locations in 8 countries	Offices	—	12

Manufacturing	U.S.	Locations in 48 states	Manufacturing facility	543	167
			Offices/Warehouses	240	443
			Retail/Showroom	225	226
			Housing communities	280	—
	Non-U.S.	Locations in 65 countries	Manufacturing facility	241	172
			Offices/Warehouses	59	540
			Retail/Showroom	—	5

Service	U.S.	Locations in 38 states	Training facilities/Hangars	19	130
			Offices/Distribution	52	207
			Production facilities	24	3
			Leasing/Showroom/Retail	40	91
	Non-U.S.	Locations in 34 countries	Training facilities/Hangars	18	35
			Offices/Distribution	—	115
			Leasing/Showroom/Retail	—	1

McLane Company	U.S.	Locations in 28 states	Distribution centers/Offices	57	33

Retailing	U.S.	Locations in 42 states	Offices/Warehouses	32	27
			Retail/Showroom	143	564
	Non-U.S.	Locations in 6 countries	Offices/Warehouses	1	12
			Retail/Offices	—	87

Item 3.	Legal Proceedings

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

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	88	Chairman and Chief Executive Officer	1970
Charles T. Munger	95	Vice Chairman	1978
Gregory E. Abel	56	Vice Chairman – Non-Insurance Operations	2018
Ajit Jain	67	Vice Chairman – Insurance Operations	2018
Marc D. Hamburg	69	Senior Vice-President – Chief Financial Officer	1992

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B, respectively.

Shareholders

Berkshire had approximately 2,000 record holders of its Class A common stock and 19,500 record holders of its Class B common stock at February 15, 2019. Record owners included nominees holding at least 417,000 shares of Class A common stock and 1,374,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

For several years, Berkshire had a common stock repurchase program, which permitted Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. On July 17, 2018, Berkshire’s Board of Directors authorized an amendment to the program, permitting Berkshire to repurchase shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the fourth quarter of 2018 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
October 11 through October 18:
Class A common stock	202	$310,762.79	202	*
Class B common stock	589,955	$205.09	589,955	*

December 13 through December 24:
Class A common stock	790	$295,953.99	790	*

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

Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities (Continued)

Stock Performance Graph

The following chart compares the subsequent value of $100 invested in Berkshire common stock on December 31, 2013 with a similar investment in the Standard & Poor’s 500 Stock Index and in the Standard & Poor’s Property – Casualty Insurance Index.**

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

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per-share data)

	2018	2017	2016	2015	2014
Revenues:
Insurance premiums earned	$57,418	$60,597	$45,881	$41,294	$41,253
Sales and service revenues	133,336	130,243	123,053	110,811	100,606
Leasing revenue	5,732	2,552	2,553	1,546	1,463
Railroad, utilities and energy revenues	43,673	40,005	37,447	39,923	40,610
Interest, dividend and other investment income	7,678	6,536	6,180	6,867	6,484

Total revenues	$247,837	$239,933	$215,114	$200,441	$190,416

Investment and derivative gains/losses	$(22,455)	$2,128	$8,304	$10,347	$4,081

Earnings:
Net earnings attributable to Berkshire Hathaway (1)	$4,021	$44,940	$24,074	$24,083	$19,872

Net earnings per share attributable to Berkshire Hathaway shareholders (2)	$2,446	$27,326	$14,645	$14,656	$12,092

Year-end data:
Total assets	$707,794	$702,095	$620,854	$552,257	$525,867
Notes payable and other borrowings:
Insurance and other	34,975	40,409	42,559	26,550	24,584
Railroad, utilities and energy	62,515	62,178	59,085	57,739	55,306

Berkshire Hathaway shareholders’ equity	348,703	348,296	282,070	254,619	239,239
Class A equivalent common shares outstanding, in thousands	1,641	1,645	1,644	1,643	1,643
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$212,503	$211,750	$171,542	$154,935	$145,619

(1)

Includes after-tax investment and derivative gains/losses of $(17.7) billion in 2018, $1.4 billion in 2017, $6.5 billion in 2016, $6.7 billion in 2015 and $3.3 billion in 2014. Beginning in 2018, investment gains/losses include the changes in fair values of equity securities during the period. Previously, investment gains/losses of equity securities were recognized in earnings when securities were sold or were other-than-temporarily impaired. Net earnings in 2017 includes a one-time net benefit of $29.1 billion attributable to the enactment of the Tax Cuts and Jobs Act of 2017.

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

	2018	2017	2016
Insurance – underwriting	$1,566	$(2,219)	$1,370
Insurance – investment income	4,554	3,887	3,636
Railroad	5,219	3,959	3,569
Utilities and energy	2,621	2,033	2,230
Manufacturing, service and retailing	9,364	7,282	6,803
Investment and derivative gains/losses	(17,737)	1,377	6,497
Other	(1,566)	(485)	(31)
Tax Cuts and Jobs Act of 2017	—	29,106	—

Net earnings attributable to Berkshire Hathaway shareholders	$4,021	$44,940	$24,074

Through our subsidiaries, we engage in a number of diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are essentially no centralized or integrated business functions and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 26 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Beginning in 2018, our periodic net earnings include changes in unrealized gains and losses on our investments in equity securities. These gains and losses are likely to be very significant given the size of our current holdings and the inherent volatility in securities prices. Prior to 2018, the changes in unrealized gains and losses pertaining to such investments were recorded in other comprehensive income. The new accounting treatment has no effect on our consolidated shareholders’ equity.

After-tax earnings of our business operations in 2018 were favorably affected by lower U.S. income tax expense, primarily attributable to a reduction in the statutory U.S. corporate income tax rate from 35% to 21%. The effect of the lower U.S. statutory income tax rate in 2018 on the comparative after-tax earnings of our various business operations varied, reflecting the differences in the mix of earnings subject to income tax, income tax credits and the effects of state and local income taxes.

Net earnings in 2017 included approximately $29.1 billion attributable to a one-time net benefit from the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. See Note 18 to the Consolidated Financial Statements. This benefit included approximately $29.6 billion related to a one-time non-cash reduction of net deferred income tax liabilities from the reduction in the statutory U.S. corporate income tax rate from 35% to 21%, and a net benefit of approximately $900 million primarily attributable to our earnings from Kraft Heinz, partly offset by a one-time income tax expense of approximately $1.4 billion on the deemed repatriation of certain accumulated undistributed earnings of foreign subsidiaries. Due to their significance, we presented these one-time effects as a distinct item in the preceding table. Accordingly, the after-tax figures presented for 2017 in the discussion of our various operating businesses and other activities exclude the one-time effects of the TCJA.

After-tax earnings from insurance underwriting were approximately $1.6 billion in 2018 compared to after-tax losses of approximately $2.2 billion in 2017. Results in 2018 included reductions of estimated ultimate liabilities for prior years’ property/casualty loss events, gains from foreign currency exchange rate changes on certain non-U.S. Dollar denominated liabilities of U.S subsidiaries of $207 million and a lower effective income tax rate, partly offset by losses from significant catastrophe events of approximately $1.6 billion ($1.3 billion after-tax). After-tax losses from insurance underwriting in 2017 included estimated pre-tax losses of approximately $3.0 billion ($1.95 billion after-tax) from significant catastrophe events. Underwriting results in 2017 also included after-tax foreign currency exchange rate losses of $295 million.

Our railroad business generated a 31.8% increase in after-tax earnings in 2018 compared to 2017, reflecting an increase in unit volume, higher average revenue per car/unit and a lower effective income tax rate, partly offset by increased fuel and other operating costs. After-tax earnings of our railroad business in 2017 were $4.0 billion, an increase of 10.9% compared to 2016, reflecting increased unit volume.

Our utilities and energy businesses produced higher after-tax earnings in 2018 compared to 2017, primarily due to a lower overall effective income tax rate and the effects of losses incurred in 2017 in connection with the prepayment of certain long-term debt, partially offset by lower pre-tax earnings in certain of the regulated utilities. After-tax earnings of our utility and energy businesses in 2017 declined $197 million compared to 2016, reflecting the debt prepayment losses in 2017.

Management’s Discussion and Analysis (Continued)

Results of Operations (Continued)

After-tax earnings in 2018 of our manufacturing, service and retailing businesses increased 29% over 2017, due to lower effective income tax rates and a 13% increase in pre-tax earnings. After-tax earnings in 2017 of our manufacturing, service and retailing businesses were $7.3 billion, an increase of 7.0% compared to 2016, reflecting comparatively higher earnings from several of our larger operations and the impact of businesses acquired in 2016 and 2017.

After-tax losses from investments and derivative contracts were $17.7 billion in 2018, which included after-tax losses of approximately $18 billion from changes in market values of our investments in equity securities held at December 31, 2018. Prior to 2018, after-tax investment gains or losses on equity securities arose from the sale of securities during the period based on the cost of the disposed security or through the recording of other-than-temporary impairment losses. In 2017, we recorded after-tax unrealized gains on our investments in equity securities of approximately $19 billion in other comprehensive income.

After-tax investment and derivative gains were approximately $1.4 billion in 2017 and $6.5 billion in 2016. Investment gains in 2016 included approximately $2.7 billion from the redemptions of our Wrigley and Kraft Heinz preferred stock investments, and sales of Dow Chemical common stock we received in the conversion of the Dow Chemical preferred stock investment. Investment gains in 2016 also included a non-cash after-tax gain of approximately $1.9 billion related to the exchange of Procter & Gamble (“P&G”) common stock for 100% of the common stock of Duracell.

We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Other earnings included after-tax foreign currency exchange rate gains of $289 million in 2018, losses of $655 million in 2017 and gains of $159 million in 2016 related to parent company Euro-denominated debt. In addition, other earnings in 2018 included losses from equity method investments due to Kraft Heinz, partly offset by earnings from other equity method investments. Other earnings in 2018 also reflected increased interest income from short-term investments.

Insurance—Underwriting

Our management views our insurance businesses as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains/losses. We consider investment income as a component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized as non-operating, based on our long-held philosophy of acquiring securities and holding those securities for long periods. Accordingly, we believe that such gains and losses are not necessarily meaningful in understanding the operating results of our insurance operations.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider catastrophe losses in excess of $100 million (pre-tax) from a current year event as significant. We incurred estimated pre-tax losses of approximately $1.6 billion in 2018 and $3.0 billion in 2017 from significant catastrophe events.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $110 billion as of December 31, 2018. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

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

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	2018	2017	2016
Underwriting gain (loss):
GEICO	$2,449	$(310)	$462
Berkshire Hathaway Reinsurance Group	(1,109)	(3,648)	1,012
Berkshire Hathaway Primary Group	670	719	657

Pre-tax underwriting gain (loss)	2,010	(3,239)	2,131
Income taxes and noncontrolling interests	444	(1,020)	761

Net underwriting gain (loss)	$1,566	$(2,219)	$1,370

Effective income tax rate	21.4%	32.0%	34.8%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Premiums written	$34,123		$30,547		$26,309

Premiums earned	$33,363	100.0	$29,441	100.0	$25,483	100.0

Losses and loss adjustment expenses	26,278	78.8	25,497	86.6	21,044	82.6
Underwriting expenses	4,636	13.9	4,254	14.5	3,977	15.6

Total losses and expenses	30,914	92.7	29,751	101.1	25,021	98.2

Pre-tax underwriting gain (loss)	$2,449		$(310)		$462

Premiums written were $34.1 billion in 2018, an increase of 11.7% compared to 2017. The increase reflected voluntary auto policies-in-force growth of 3.3% and increased premiums per auto policy of approximately 6.4%. The increase in premiums per policy was attributable to rate increases, coverage changes and changes in state and risk mix. The rate increases were in response to accelerating claim costs in recent years. Although policies-in-force increased 540,000 during 2018, the rate of increase slowed, as voluntary auto new business sales decreased 4.7% compared to 2017.

Pre-tax underwriting gains in 2018 were $2,449 million compared to losses of $310 million in 2017. Underwriting results in 2018 reflected the effects of lower losses from significant catastrophe events and from prior years’ loss events, as well as increased average premiums per policy.

Losses and loss adjustment expenses were $26.3 billion in 2018, an increase of $781 million (3.1%) compared to 2017. GEICO’s ratio of losses and loss adjustment expenses to premiums earned (the “loss ratio”) for 2018 was 78.8%, a decline of 7.8 percentage points compared to 2017. Losses from significant catastrophe events were $105 million in 2018 (Hurricanes Florence and Michael and the wildfires in California) and approximately $450 million in 2017 (Hurricanes Harvey and Irma).

Losses and loss adjustment expenses regularly include gains or losses for the decreases or increases in the ultimate claim loss estimates during the period for prior years’ loss events. These gains or losses produce corresponding increases or decreases to pre-tax underwriting gains. GEICO’s losses and loss adjustment expenses included gains of $222 million in 2018 and losses of $517 million in 2017 with respect to prior years’ loss events. In addition, claims frequencies in 2018 for property damage, collision, and bodily and personal injury protection coverages declined (two to four percent range) compared to 2017. Average claims severities in 2018 increased for property damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range) versus 2017.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Underwriting expenses were approximately $4.6 billion in 2018, an increase of $382 million (9.0%) over 2017. GEICO’s expense ratio (underwriting expenses to premiums earned) in 2018 was 13.9%, a decrease of 0.6 percentage points compared to 2017. The underwriting expense increase was primarily attributable to increases in advertising expenses, insurance premium taxes and employee-related costs, which reflected wage and staffing increases.

Premiums written were $30.5 billion in 2017, an increase of 16.1% over 2016, and premiums earned were $29.4 billion, an increase of approximately $4.0 billion (15.5%). During 2017, our voluntary auto policies-in-force grew approximately 8.6% and premiums per auto policy increased 6.9%. The increase in average premiums per policy was attributable to rate increases, coverage changes and changes in state and risk mix. Voluntary auto new business sales in 2017 increased 10.5% compared to 2016. Voluntary auto policies-in-force increased approximately 1,276,000 during 2017.

Pre-tax underwriting losses in 2017 were $310 million compared to pre-tax gains of $462 million in 2016. Losses and loss adjustment expenses in 2017 increased approximately $4.5 billion (21.2%) compared to 2016. Our loss ratio in 2017 increased 4.0 percentage points compared to 2016. The increase in losses incurred was attributable to increased average claims severities, losses from significant catastrophe events in 2017 ($450 million) and losses with respect to prior years’ loss events ($517 million). Average claims severities were higher in 2017 for property damage and collision coverages (four to six percent range) and bodily injury coverage (five to seven percent range). Claims frequencies in 2017 were relatively unchanged compared to 2016 for bodily injury coverage, decreased about one percent for property damage and collision coverages and decreased about two to three percent for personal injury protection coverage. Underwriting expenses increased $277 million (7.0%) in 2017 compared to 2016. Our expense ratio in 2017 declined 1.1 percentage points compared to 2016.

Berkshire Hathaway Reinsurance Group

We offer excess-of-loss and quota-share reinsurance coverages on property and casualty risks and life and health reinsurance to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”) and General Reinsurance Corporation, General Reinsurance AG and General Re Life Corporation (collectively, “General Re”). We also periodically assume property and casualty risks under retroactive reinsurance contracts written through NICO. In addition, we write periodic payment annuity contracts predominantly through BHLN.

With the exception of our retroactive reinsurance and periodic payment annuity businesses, we strive to generate pre-tax underwriting profits. Time-value-of-money concepts are important elements in establishing prices for retroactive reinsurance and periodic payment annuity businesses due to the expected long durations of the liabilities. We expect to incur pre-tax underwriting losses from such businesses, primarily through deferred charge amortization and discount accretion charges. We receive premiums at the inception of these contracts, which are then available for investment. A summary of BHRG’s premiums and pre-tax underwriting results follows (dollars in millions).

	Premiums written			Premiums earned			Pre-tax underwriting gain (loss)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Property/casualty	$9,413	$7,713	$6,993	$8,928	$7,552	$7,218	$(207)	$(1,595)	$895
Retroactive reinsurance	517	10,755	1,254	517	10,755	1,254	(778)	(1,330)	(60)
Life/health	5,446	4,846	4,588	5,343	4,808	4,587	216	(52)	305
Periodic payment annuity	1,156	898	1,082	1,156	898	1,082	(340)	(671)	(128)

	$16,532	$24,212	$13,917	$15,944	$24,013	$14,141	$(1,109)	$(3,648)	$1,012

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Premiums written	$9,413		$7,713		$6,993

Premiums earned	$8,928	100.0	$7,552	100.0	$7,218	100.0

Losses and loss adjustment expenses	6,929	77.6	7,217	95.6	4,336	60.1
Underwriting expenses	2,206	24.7	1,930	25.5	1,987	27.5

Total losses and expenses	9,135	102.3	9,147	121.1	6,323	87.6

Pre-tax underwriting gain (loss)	$(207)		$(1,595)		$895

Property/casualty premiums earned in 2018 were $8.9 billion, an increase of 18.2% compared to 2017, while premiums earned in 2017 increased 4.6% compared to 2016. These increases were primarily attributable to higher direct and broker markets business, derived primarily from new business and increased participations for renewal business in both property and casualty lines. Premiums earned included approximately $1.8 billion in both 2018 and 2017 and $1.7 billion in 2016 from a 10-year, 20% quota-share contract entered into by NICO with Insurance Australia Group Limited, which expires in 2025.

Losses and loss adjustment expenses in 2018 decreased $288 million (4.0%) compared to 2017, and the loss ratio declined 18 percentage points to 77.6%. Losses incurred from significant catastrophe events in 2018 were approximately $1.3 billion, which derived from Hurricanes Florence and Michael, Typhoon Jebi and the wildfires in California, including $1.1 billion in the fourth quarter. Losses from significant catastrophe events in 2017 were approximately $2.4 billion, which derived from Hurricanes Harvey, Irma and Maria, an earthquake in Mexico, a cyclone in Australia and wildfires in California. There were no significant catastrophe loss events in 2016. In addition, losses and loss adjustment expenses reflected net gains of $469 million in 2018, $295 million in 2017 and $874 million in 2016 from reductions of estimated ultimate losses for prior years’ events. The net gain in 2018 was primarily due to lower than expected property losses. The net gain from prior years’ loss events in 2017 reflected losses from higher than expected property claims and increases in certain United Kingdom (“U.K.”) claim liabilities attributable to the U.K. Ministry of Justice’s decision to reduce the fixed discount rate required in lump sum settlement calculations of personal injury claims from 2.5% to negative 0.75%.

Retroactive reinsurance

Retroactive reinsurance premiums earned in 2018 were $517 million, which derived primarily from one contract. Premiums earned in 2017 included $10.2 billion from an aggregate excess-of-loss retroactive reinsurance agreement with various subsidiaries of American International Group, Inc. (the “AIG Agreement”). At the inception of our retroactive reinsurance contracts, we record the estimated ultimate claim liabilities, and we also record the excess of such claim liabilities over the premiums received as a deferred charge asset. Thus, as of the inception dates of these contracts, there is no net underwriting gain or loss. Deferred charge assets are subsequently amortized over the expected claim settlement period as losses and loss adjustment expenses.

Pre-tax underwriting losses from retroactive reinsurance contracts were $778 million in 2018, $1,330 million in 2017 and $60 million in 2016. Certain retroactive reinsurance liabilities of our U.S. subsidiaries are denominated in foreign currencies. Pre-tax underwriting results included gains of $169 million in 2018, losses of $264 million in 2017 and gains of $392 million in 2016 associated with the re-measurement of such liabilities due to currency exchange rate changes. Pre-tax underwriting losses before foreign currency gains/losses were $947 million in 2018, $1,066 million in 2017 and $452 million in 2016, which derived from deferred charge amortization and changes in the estimated timing and amount of future claim payments. Pre-tax underwriting losses related to the AIG Agreement were $611 million in 2018 and $527 million in 2017.

In 2018, we decreased estimated ultimate liabilities $341 million for prior years’ retroactive reinsurance contracts, which after adjustments to the related unamortized deferred charges from changes in the estimated timing and amount of the future claim payments, produced pre-tax underwriting gains of approximately $185 million. Changes in estimated ultimate liabilities for prior years’ contracts had a relatively insignificant effect on pre-tax underwriting results in 2017 and 2016.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance (Continued)

Unpaid losses assumed under retroactive reinsurance contracts were approximately $41.8 billion at December 31, 2018 and $42.9 billion at December 31, 2017. Deferred charge assets related to such contracts were approximately $14.1 billion at December 31, 2018 and $15.3 billion at December 31, 2017. Deferred charge assets will be charged to pre-tax earnings over the expected remaining claims settlement periods through periodic amortization.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Premiums written	$5,446		$4,846		$4,588

Premiums earned	$5,343	100.0	$4,808	100.0	$4,587	100.0

Life and health insurance benefits	4,226	79.1	4,276	88.9	3,644	79.4
Underwriting expenses	901	16.9	584	12.2	638	13.9

Total benefits and expenses	5,127	96.0	4,860	101.1	4,282	93.3

Pre-tax underwriting gain (loss)	$216		$(52)		$305

Life/health premiums earned were $5.3 billion, an increase of $535 million (11.1%) over 2017, which increased $221 million (4.8%) compared to 2016. The increases in each year were primarily attributable to growth in the North America, Asia and Australia life insurance markets. In each of the last three years, premiums earned of approximately $1.0 billion derived from a BHLN reinsurance contract with a major reinsurer covering predominantly life risks in North America.

Our life/health business produced pre-tax underwriting gains of $216 million in 2018, losses of $52 million in 2017 and gains of $305 million in 2016. The underwriting gains in 2018 reflected lower losses from the run-off of U.S. long-term care business, partially offset by lower gains from the run-off of variable annuity guarantee contracts. In the fourth quarter of 2017, we recorded pre-tax losses of $450 million from discount rate reductions and changes in other actuarial assumptions associated with long-term care liabilities. Pre-tax gains from variable annuity guarantee reinsurance were $34 million in 2018, $256 million in 2017 and $231 million in 2016. Underwriting results from this business reflect changes in estimated liabilities for guaranteed benefits, which result from changes in securities markets and interest rates and from the periodic amortization of expected profit margins.

Periodic payment annuity

Periodic payment annuity premiums earned in 2018 were $1,156 million, an increase of $258 million (28.7%) compared to 2017, which declined $184 million (17.0%) from 2016, reflecting a corresponding increase and decrease in new business volumes. Periodic payment business is price sensitive, and the volume we write can change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, and the level of competition.

Periodic payment annuity contracts produced pre-tax losses of $340 million in 2018, $671 million in 2017 and $128 million in 2016. Certain contracts written by our U.S. subsidiaries are denominated in foreign currencies and pre-tax underwriting results included gains of $93 million in 2018, losses of $190 million in 2017 and gains of $313 million in 2016 from the re-measurement of such liabilities due to changes in exchange rates. Before foreign currency gains and losses, pre-tax underwriting losses were $433 million in 2018, $481 million in 2017 and $441 million in 2016. These losses primarily derived from the recurring discount accretion of annuity liabilities, as well as the impact of mortality and interest rate changes. Discounted annuity liabilities approximated $12.5 billion at December 31, 2018 and $11.2 billion at December 31, 2017, reflecting a weighted average discount rate of approximately 4.1%.

Management’s Discussion and Analysis (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) provides a variety of commercial insurance solutions, including healthcare malpractice, workers’ compensation, automobile, general liability, property and various specialty coverages for small, medium and large clients. The largest of these insurers are Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), and National Indemnity Company (“NICO Primary”). Other BH Primary insurers include U.S. Liability Insurance Company, Applied Underwriters, Central States Indemnity Company and MLMIC Insurance Company, acquired October 1, 2018. A summary of BH Primary underwriting results follows (dollars in millions).

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Premiums written	$8,561		$7,483		$6,684

Premiums earned	$8,111	100.0	$7,143	100.0	$6,257	100.0

Losses and loss adjustment expenses	5,261	64.9	4,511	63.1	3,864	61.8
Underwriting expenses	2,180	26.9	1,913	26.8	1,736	27.7

Total losses and expenses	7,441	91.8	6,424	89.9	5,600	89.5

Pre-tax underwriting gain	$670		$719		$657

Premiums written and earned in 2018 increased 14.4% and 13.6%, respectively, compared to 2017. The increases in premiums written and earned were primarily attributable to written premium growth at BH Specialty (32.5%), GUARD (19.4%), NICO Primary (14.0%) and BHHC (7.6%). Premiums written and earned in 2017 increased 12.0% and 14.2%, respectively, compared to 2016 reflecting written premium increases from all of the significant BH Primary insurers, led by GUARD (26%), BH Specialty (23%) and BHHC (9%).

BH Primary’s loss ratios were 64.9% in 2018, 63.1% in 2017, and 61.8% in 2016. Losses and loss adjustment expenses included losses from significant catastrophe events of $190 million in 2018 from Hurricanes Florence and Michael and the wildfires in California and $225 million in 2017 from Hurricanes Harvey, Irma and Maria. Losses and loss adjustment expenses also included net gains from the reductions of estimated ultimate liabilities for prior years’ loss events of $715 million in 2018, $766 million in 2017 and $503 million in 2016. The liability reductions in each year primarily related to healthcare malpractice and workers’ compensation business. BH Primary writes significant levels of commercial and professional liability and workers’ compensation insurance and the related claim costs may be subject to higher severity and longer claim-tails, which could give rise to significant increases in claims liabilities in the future attributable to higher than expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	2018	2017	2016
Interest and other investment income	$1,851	$1,263	$930
Dividend income	3,652	3,592	3,552

Investment income before income taxes and noncontrolling interests	5,503	4,855	4,482
Income taxes and noncontrolling interests	949	968	846

Net investment income	$4,554	$3,887	$3,636

Effective income tax rate	17.2%	19.9%	18.8%

Management’s Discussion and Analysis (Continued)

Insurance—Investment Income (Continued)

Pre-tax interest and other investment income increased $588 million (46.6%) compared to 2017. The increase reflected the effect of higher short-term interest rates in 2018 and higher other investment income, partly offset by lower interest from lower average investments in fixed maturity securities. Our invested assets continue to include significant levels of short-term investments. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to such investments. Dividend income increased $60 million (1.7%) in 2018 as compared to 2017, reflecting the impact of increased investments in marketable equity securities and higher dividend rates, partially offset by Restaurant Brands International’s redemption of our $3 billion investment in 9% preferred stock in December 2017.

Pre-tax investment income increased $373 million (8.3%) in 2017 compared to 2016, attributable to higher interest rates on short-term investments and increased other investment income. Dividend income in 2017 was relatively unchanged compared to 2016 reflecting increased dividend rates and increased overall investment levels, offset by the impact of the conversion of our $3 billion investment in Dow Chemical Company (“Dow”) 8.5% preferred stock into Dow common stock at the end of 2016. Prior to its conversion, we received dividends of $255 million per annum.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health insurance benefit liabilities, unearned premiums and other liabilities due to policyholders, less insurance premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $123 billion at December 31, 2018, $114 billion at December 31, 2017, and $91 billion at December 31, 2016.

The increase in float in 2018 reflected the effects of the acquisition of MLMIC and overall growth of our insurance operations. The significant increase in float in 2017 reflected increases in loss adjustment expenses, including liabilities (net of deferred charges) assumed under retroactive reinsurance contracts written in 2017 and estimated liabilities related to catastrophe events, and overall growth of our insurance operations. Our combined insurance operations generated pre-tax underwriting earnings of approximately $2.0 billion in 2018, and consequently, the average cost of float for the period was negative. Pre-tax underwriting losses were approximately $3.2 billion in 2017 and our average cost of float was approximately 3.0%.

A summary of cash and investments held in our insurance businesses as of December 31, 2018 and 2017 follows (in millions).

	December 31,
	2018	2017
Cash, cash equivalents and U.S. Treasury Bills	$64,548	$73,285
Equity securities	166,385	163,134
Fixed maturity securities	19,690	21,092

	$250,623	$257,511

Fixed maturity investments as of December 31, 2018 were as follows (in millions).

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$4,213	$—	$4,213
States, municipalities and political subdivisions	177	7	184
Foreign governments	7,478	22	7,500
Corporate bonds, investment grade	6,241	361	6,602
Corporate bonds, non-investment grade	664	26	690
Mortgage-backed securities	443	58	501

	$19,216	$474	$19,690

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

Management’s Discussion and Analysis (Continued)

Railroad (“Burlington Northern Santa Fe”)

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America, with approximately 32,500 route miles of track in 28 states. BNSF also operates in three Canadian provinces. BNSF classifies its major business groups by type of product shipped and include consumer products, coal, industrial products and agricultural products. A summary of BNSF’s earnings follows (dollars in millions).

	2018	2017	2016
Revenues	$23,855	$21,387	$19,829

Operating expenses:
Compensation and benefits	5,394	5,023	4,809
Fuel	3,346	2,518	1,934
Purchased services	2,870	2,514	2,418
Depreciation and amortization	2,317	2,352	2,128
Equipment rents, materials and other	2,024	1,636	1,855

Total operating expenses	15,951	14,043	13,144
Interest expense	1,041	1,016	992

	16,992	15,059	14,136

Pre-tax earnings	6,863	6,328	5,693
Income taxes	1,644	2,369	2,124

Net earnings	$5,219	$3,959	$3,569

Effective income tax rate	24.0%	37.4%	37.3%

2018 versus 2017

BNSF’s revenues were $23.9 billion in 2018, representing an increase of $2.5 billion (11.5%) versus 2017. BNSF’s revenues in 2018 reflected a 6.2% comparative increase in average revenue per car/unit and a 4.1% increase in volume. Combined volume was 10.7 million cars/units compared to 10.3 million in 2017. The increase in average revenue per car/unit was attributable to increased rates per car/unit, higher fuel surcharge revenue driven by higher fuel prices, and business mix changes. Pre-tax earnings were approximately $6.9 billion in 2018, an increase of 8.5% compared to 2017.

Revenues from consumer products were $7.9 billion in 2018, an increase of 11.1% compared to 2017, reflecting higher average revenue per car/unit and volume increases of 2.9%. The volume increases were due to higher domestic intermodal volumes, primarily attributable to general economic growth and tight truck capacity leading to conversion from highway to rail, as well as growth in imports and containerized agricultural product exports, partially offset by a sizable contract loss.

Revenues from industrial products were $6.0 billion in 2018, an increase of 16.2% from 2017. The increase was attributable to volume increases of 9.8% as well as higher average revenue per car/unit. Volumes in 2018 were higher primarily due to strength in the industrial and energy sectors, which drove higher demand for petroleum products, building products, construction products, and plastics.

Revenues from agricultural products increased 8.8% in 2018 to $4.7 billion compared to 2017. The increase was due to higher volumes of 9.0%, partially offset by slightly lower average revenue per car/unit. Volumes increased due to strong export and domestic corn shipments, as well as higher fertilizer and other grain products volumes, partially offset by a reduction in soybean and wheat exports.

Revenues from coal in 2018 increased 4.3% to $4.0 billion compared to 2017, attributable to higher average revenue per car/unit, partially offset by lower volumes of 0.8%. The volume decreases in 2018 were due mainly to utility plant retirements combined with competition from natural gas and renewables, mostly offset by market share gains and improved export volumes.

Total operating expenses were $16.0 billion in 2018, an increase of $1.9 billion (13.6%) compared to 2017. Our ratio of operating expenses to revenues increased 1.2 percentage points to 66.9% in 2018 versus 2017. Compensation and benefits expenses increased $371 million (7.4%) compared to 2017. The increase was primarily due to wage inflation and increased headcount and associated training costs. Fuel expenses increased $828 million (32.9%) compared to 2017 primarily due to higher average fuel prices and increased volumes.

Management’s Discussion and Analysis (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Purchased services expense increased $356 million (14.2%) compared to 2017. The increase was due to higher purchased transportation costs of our logistics services business, as well as increased intermodal ramping, drayage, and other volume-related costs. Equipment rents, materials and other expense increased $388 million (23.7%) compared to 2017. The increase resulted from higher locomotive material, personal injury expenses, derailment-related costs, and property taxes, as well as a benefit of the enactment of the TCJA on an equity method investee in 2017.

BNSF’s effective income tax rate was 24.0% for 2018 as compared to 37.4% for 2017 which excludes the effects of the TCJA. The reduction in the U.S. statutory income tax rate under the TCJA, effective January 1, 2018, drove most of the effective income tax rate decrease.

2017 versus 2016

BNSF’s revenues were $21.4 billion in 2017, representing an increase of $1.6 billion (7.9%) versus 2016. Pre-tax earnings increased 11.2% in 2017 compared to 2016. During 2017, BNSF’s revenues reflected a 2.4% comparative increase in average revenue per car/unit and a 5.3% increase in volume. Combined volume was 10.3 million cars/units in 2017 compared to 9.8 million in 2016. The increase in average revenue per car/unit was primarily attributable to higher fuel surcharge revenue, increased rates per car/unit and business mix changes.

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

Revenues from agricultural products increased 1.8% to $4.3 billion in 2017 compared to 2016, primarily due to higher average revenue per car/unit. Volumes were relatively flat, primarily due to higher shipments of domestic grain, ethanol and other grain products, offset by lower grain exports.

Revenues from coal increased 13.7% to $3.8 billion in 2017 compared to 2016. This increase reflected higher average revenue per car/unit as well as 6.3% higher volumes. The volume increases in 2017 were due to the effects of higher natural gas prices, which led to increased utility coal usage. This was partially offset by the effects of unit retirements at coal generating facilities, increased renewable generation and coal inventory adjustments at customer facilities.

Total operating expenses were $14.0 billion in 2017, an increase of $899 million (6.8%) compared to 2016. Our ratio of operating expenses to revenues decreased 0.6 percentage points to 65.7% in 2017 versus 2016. Compensation and benefits expenses increased $214 million (4.4%) compared to 2016. The increase was primarily due to higher health and welfare costs and volume-related increases, partially offset by lower headcount. Fuel expenses increased $584 million (30.2%) compared to 2016 primarily due to higher average fuel prices and increased volumes. Depreciation and amortization expense increased $224 million (10.5%) compared to 2016 due to a larger base of depreciable assets in service. Equipment rents, materials and other expense declined $219 million (11.8%) compared to 2016. These declines resulted from the impact of the enactment of the TCJA on an equity method investee, as well as lower personal injury and casualty costs.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We currently own 90.9% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects. In addition, BHE also operates the second-largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

The rates our regulated businesses charge customers for energy and services are based, in large part, on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent these regulated operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. Among its provisions, the TCJA reduced the U.S. federal statutory income tax rate of our domestic regulated utilities from 35% to 21%. In 2018, BHE’s regulated subsidiaries began passing the benefits of lower income tax expense attributable to the TCJA to customers through various regulatory mechanisms, including lower rates, higher depreciation and reductions to rate base, which produced lower revenue and pre-tax earnings in 2018. Revenues and earnings of BHE are summarized below (dollars in millions).

	Revenues			Earnings
	2018	2017	2016	2018	2017	2016
PacifiCorp	$5,078	$5,276	$5,245	$745	$1,131	$1,105
MidAmerican Energy Company	3,117	2,906	2,668	407	372	392
NV Energy	3,065	3,048	2,925	417	567	559
Northern Powergrid	1,021	950	997	304	311	367
Natural gas pipelines	1,226	1,009	986	507	446	413
Other energy businesses	2,252	2,209	2,128	296	296	282
Real estate brokerage	4,228	3,456	2,815	204	220	225
Corporate interest	—	—	—	(408)	(844)	(465)

	$19,987	$18,854	$17,764

Pre-tax earnings				2,472	2,499	2,878
Income tax expense (benefit)				(452)	148	371

Net earnings				2,924	2,351	2,507
Noncontrolling interests				303	318	277

Net earnings attributable to Berkshire Hathaway shareholders				$2,621	$2,033	$2,230

Effective income tax rate				(18.3)%	5.9%	12.9%

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in 2018 decreased 4% compared to 2017. Retail revenues in 2018 decreased $197 million compared to 2017. The decline reflected the effects of lower average rates ($180 million, including the impact of the TCJA of $152 million), and a reduction in volumes (0.2%), largely attributable to the impacts of weather.

Pre-tax earnings decreased $386 million (34%) in 2018 as compared to 2017. Utility margin (operating revenues less cost of fuel and energy) in 2018 was $3,269 million, a decrease of $198 million (6%) versus 2017. The decrease was primarily due to the declines in revenues, which included the effects of the TCJA. In addition, pre-tax earnings were negatively impacted $174 million (offset in income tax expense) due to a state regulatory order that accelerated depreciation expense on certain thermal generation facilities. PacifiCorp’s after-tax earnings in 2018 were $739 million, a decrease of $24 million (3%) from 2017.

Revenues increased 1% in 2017 compared to 2016. Wholesale and other revenues increased, reflecting higher volumes and average rates, and retail revenues decreased slightly, attributable to lower average rates, partly offset by higher volumes. Pre-tax earnings increased $26 million (2%) in 2017 as compared to 2016. The increase in earnings reflected higher utility margin, lower operations and maintenance expenses, and increased depreciation and amortization attributable to additional plant in-service. PacifiCorp’s after-tax earnings in 2017 were $763 million, a decrease of $1 million from 2016.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in 2018 increased $211 million (7%) compared to 2017. Electric operating revenues increased $175 million (8%) and natural gas revenues increased $35 million (5%) in 2018 versus 2017. The increase in electric revenues was primarily attributable to higher retail revenues of $102 million, reflecting higher recoveries through bill riders (substantially offset in cost of sales, operating expenses and income tax expense) and volumes, partially offset by lower average rates, predominantly from the impact of the TCJA, and higher wholesale and other revenues of $73 million from higher volumes and average prices. The increase in natural gas revenues was primarily due to increased volumes, partially offset by a lower average per-unit price and the effects of the TCJA.

Pre-tax earnings in 2018 increased $35 million (9%) compared to 2017. Electric utility margin in 2018 was $1,796 million, an increase of $122 million (7%) over 2017, which was primarily due to the net increase in retail revenues. However, the increase in electric utility margin was mostly offset by increased depreciation, maintenance and other operating expenses. The increase in depreciation expense included $65 million from additional wind generation and other plant placed in-service and $44 million from Iowa revenue sharing.

MEC’s after-tax earnings in 2018 and 2017 were $669 million and $584 million, respectively, increases of $85 million (15%) and $52 million (10%), respectively, as compared to the corresponding prior years. MEC’s after-tax earnings were significantly greater than pre-tax earnings, primarily due to production income tax credits received relating to wind-powered generating facilities.

Revenues increased $238 million (9%) in 2017 as compared to 2016. The increase was primarily attributable to higher electric operating revenues ($123 million) and increased natural gas operating revenues ($82 million). Retail electric revenues increased $84 million in 2017 compared to 2016, primarily attributable to higher recoveries through bill riders and from non-weather usage and growth and rate factors, partially offset by the unfavorable impact of milder temperatures in 2017. Wholesale electric and other revenues increased $39 million in 2017 versus 2016, attributable to comparative increases in volumes, average rates and transmission fees. The natural gas operating revenues increase was primarily due to higher average per-unit costs of gas sold, which was offset by an increase in cost of sales. Pre-tax earnings declined $20 million (5%) in 2017 compared to 2016, reflecting increased depreciation, maintenance and other operating expenses and interest expense and debt extinguishment costs, partially offset by comparative increases in electric utility margins of $76 million.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in 2018 increased 1% compared to 2017. Electric operating revenues increased $17 million in 2018, reflecting increased pass-through cost adjustments and higher volumes largely attributable to the impacts of weather and retail customer growth, partly offset by reductions from the impact of the TCJA and lower retail rates resulting from a 2017 regulatory rate review. Natural gas operating revenue increased $5 million in 2018, primarily due to a higher average per-unit price, partially offset by lower customer usage.

Pre-tax earnings in 2018 decreased $150 million (26%) compared to 2017. The decrease was primarily due to lower electric utility margin and increased depreciation, maintenance and other operating costs. Electric utility margin in 2018 was $1,696 million, representing a $52 million (3%) decrease versus 2017. The decrease was primarily due to the effects of the TCJA, partially offset by the higher sales volumes. NV Energy’s after-tax earnings in 2018 were $317 million, a decline of 13% from 2017.

Revenues increased $123 million (4%) in 2017 compared to 2016. The increase was due primarily to an increase in retail electric operating revenues, which included a combination of increased rates from pass-through cost adjustments and higher volumes, partly offset by lower revenues from energy efficiency programs (offset by lower operating expenses). NV Energy also experienced retail electric revenue declines from the transition of certain commercial and industrial customers electing to purchase power from alternative sources and thus becoming distribution service only customers. Natural gas operating revenue declined $11 million in 2017, primarily due to lower rates, partially offset by higher customer usage. Pre-tax earnings increased $8 million (1%) in 2017 compared to 2016, primarily due to lower interest expenses. NV Energy’s after-tax earnings in 2017 were $365 million, an increase of 2% from 2016.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid

Revenues increased $71 million (7%) in 2018 compared to 2017, primarily due to the favorable foreign currency translation effects of a weaker average U.S. Dollar in 2018 and increased smart meter and distribution revenues. Pre-tax earnings in 2018 decreased $7 million (2%) compared to 2017, primarily due to higher depreciation and other operating expenses, including higher pension settlement losses, partly offset by favorable foreign currency translation effects and the increases in revenues.

Revenues declined $47 million (5%) in 2017 compared to 2016. Foreign currency translation effects of a comparatively stronger average U.S. Dollar in 2017 resulted in a $48 million comparative decline in revenues. In addition, we experienced comparative declines in distribution revenues, which were substantially offset by higher smart metering revenue. Pre-tax earnings declined $56 million (15%) in 2017 compared to 2016. The decline was primarily due to foreign currency translation effects, as well as from increased pension expenses and lower distribution revenues, partially offset by lower asset impairment charges and lower distribution costs.

Natural gas pipelines

Revenues increased $217 million (22%) in 2018 as compared to 2017, primarily due to higher transportation revenues of $113 million from higher volumes and rates due to unique market opportunities and colder average temperatures and increased sales volumes ($99 million) related to system balancing activities (substantially offset in cost of sales). Pre-tax earnings increased $61 million (14%) in 2018 compared to 2017, primarily due to the increases in transportation revenues and lower depreciation expense, partly offset by comparative increases in operations and maintenance expenses.

Revenues increased $23 million (2%) in 2017 compared to 2016. Northern Natural Gas produced higher transportation revenues and higher gas sales, primarily from system balancing activities, which were partly offset by lower transportation revenues at Kern River. Pre-tax earnings increased $33 million (8%) in 2017 compared to 2016. The increase was primarily due to the increase in transportation revenues and a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by Kern River’s regulators in the first quarter of 2017, partially offset by higher operating expenses.

Other energy businesses

Revenues in 2018 increased $43 million (2%) compared to 2017, reflecting a comparative increase from renewable energy. Pre-tax earnings in 2018 were unchanged from 2017 as the increased revenues from renewable energy were offset by increased depreciation expense and higher other operating expenses.

Revenues increased 4% in 2017 compared to 2016. AltaLink L.P.’s operating revenues increased $197 million (39%) in 2017 compared to 2016, primarily due to effects of a decision in 2016 by its regulator, which changed the timing of when construction-in-progress expenditures included in the rate base are billable to customers and earned in revenues. The decision resulted in a one-time net reduction in revenue in 2016, with offsetting reductions in expenses. In 2017, we also experienced a comparative revenue increase of 13% from renewable energy and a comparative decline of 12% from the unregulated retail services business. Pre-tax earnings in 2017 increased 5% compared to 2016, as increased earnings from renewable energy and AltaLink L.P. were partly offset by lower earnings from the unregulated retail services business and other energy ventures.

Real estate brokerage

Revenues in 2018 increased 22% as compared to 2017, primarily due to recent business acquisitions. Pre-tax earnings decreased $16 million in 2018 compared to 2017, as higher operating costs and interest expense more than offset the revenue increase.

Revenues increased 23% in 2017 compared to 2016, primarily due to business acquisitions and an increase in average home sales prices. Pre-tax earnings decreased 2% in 2017 as compared to 2016. Earnings in 2017 included increased earnings from franchise businesses, partially offset by lower earnings from brokerage businesses, primarily due to higher operating expenses.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by the BHE holding company and borrowings from Berkshire insurance subsidiaries in connection with certain of BHE’s business acquisitions. The borrowings from Berkshire insurance subsidiaries were repaid in the third quarter of 2017. Corporate interest in 2017 also included pre-tax charges of $410 million from a tender offer completed in December 2017 to redeem certain long-term debt of BHE. Otherwise, corporate interest declined 6% and 7%, respectively, in 2018 and 2017 as compared to the corresponding prior years, primarily due to lower average borrowings.

Management’s Discussion and Analysis (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Corporate interest and income taxes (Continued)

BHE’s consolidated effective income tax rates were (18.3)% in 2018, 5.9% in 2017 and 12.9% in 2016. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service by our domestic regulated utilities and other energy businesses. The decrease in the effective income tax rate in 2018 compared to 2017 was attributable to the reduction in the U.S. Federal corporate income tax rate, the impacts of rate making, adjustments to the amounts recorded for the repatriation tax on foreign earnings, higher production tax credits and lower U.S. income taxes on foreign earnings. The effective income tax rate in 2017 decreased versus 2016 primarily due to an increase in production tax credits.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Revenues			Earnings *
	2018	2017	2016	2018	2017	2016
Manufacturing	$61,883	$57,645	$52,969	$9,366	$8,324	$7,735
Service and retailing	78,926	76,994	74,467	2,942	2,603	2,489

	$140,809	$134,639	$127,436

Pre-tax earnings				12,308	10,927	10,224
Income taxes and noncontrolling interests				2,944	3,645	3,421

				$9,364	$7,282	$6,803

Effective income tax rate				23.4%	32.8%	33.0%

*

Excludes certain acquisition accounting expenses, which primarily related to the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings above were $932 million in 2018, $937 million in 2017 and $814 million in 2016. These expenses are included in “Other” in the summary of earnings on page K-32 and in the “Other” earnings section on page K-53.

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. Industrial products group includes specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), complex metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), equipment and systems for the livestock and agricultural industries (CTB International (“CTB”)), and a variety of industrial products for diverse markets (Marmon, Scott Fetzer and LiquidPower Specialty Products (“LSPI”)). Marmon includes UTLX Company (“UTLX”), which provides various products and services (including equipment leasing) for the rail and mobile crane industries.

The building products group includes homebuilding and manufactured housing finance (Clayton Homes), flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore), and residential and commercial construction and engineering products and systems (MiTek). The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, H.H. Brown Shoe Group and Brooks Sports) and the Duracell Company (“Duracell”), a manufacturer of high performance alkaline batteries. This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline). A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

	Revenues			Pre-tax earnings
	2018	2017	2016	2018	2017	2016
Industrial products	$30,679	$28,566	$26,935	$5,822	$5,065	$4,989
Building products	18,677	16,946	15,002	2,336	2,147	1,922
Consumer products	12,527	12,133	11,032	1,208	1,112	824

	$61,883	$57,645	$52,969	$9,366	$8,324	$7,735

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Industrial products

2018 versus 2017

Revenues from industrial products businesses were approximately $30.7 billion in 2018, an increase of approximately $2.1 billion (7.4%) compared to 2017. PCC’s revenues in 2018 were $10.2 billion, an increase of 7.2% compared to 2017. The increase reflected increased demand in aerospace markets in connection with new aircraft programs, partly offset by lower demand for industrial gas turbine products. PCC is in the process of repurposing certain manufacturing assets previously used to support industrial gas turbine business to accommodate aerospace products. In addition, PCC experienced lower sales of certain pipe products in 2018, primarily attributable to the U.S tariffs.

Lubrizol’s revenues in 2018 were $6.8 billion, an increase of 5.9% compared to 2017 due to higher average sales prices, favorable changes in product mix and foreign currency translation effects, and a 2% increase in aggregate unit volumes. Lubrizol experienced significant increases in average material unit costs during 2018 and 2017, necessitating increases in sales prices. Lubrizol’s consolidated volume included increases in the Advanced Materials (5%) and the Additives (1%) product lines.

Marmon’s revenues in 2018 were $8.2 billion, an increase of 5.5% as compared to 2017. The revenue increase was primarily attributable to volume increases in the Transportation Products sector, higher average metals prices in the Plumbing & Refrigeration, Electrical Products, and Metal Services sectors, and business acquisitions in the Transportation Products, Crane Services, and Engineered Wire & Cable sectors. These increases were partially offset by revenue decreases in the Beverage Technologies and Rail Products and Services sectors. Rail Products and Services sector revenues decreased due to lower railcar lease revenues, partly offset by increased railcar equipment sales and repair services. Throughout 2018, the railcar leasing business experienced the negative effects of lower lease renewal rates for railcars versus the rates on expiring leases.

IMC’s revenues increased 16.1% in 2018 compared to 2017, due to a combination of factors, including higher unit sales, the effects of business acquisitions during 2017 and 2018, and foreign currency translation effects from a weaker average U.S. Dollar in the first half of 2018. CTB’s revenues increased 4.0% in 2018 versus 2017, due to favorable foreign currency translation effects and modest sales growth in protein production and processing systems.

Pre-tax earnings of the industrial products group were approximately $5.8 billion in 2018, an increase of $757 million (14.9%) compared to 2017. Pre-tax earnings as a percentage of revenues were 19.0% in 2018 and 17.7% in 2017. The comparative earnings increase was partially attributable to certain one-time charges at PCC and Lubrizol in 2017.

PCC’s pre-tax earnings increased 16.0% in 2018 compared to 2017. PCC’s earnings in 2017 included certain one-time inventory and impairment charges of $272 million. Results in 2018 were negatively affected by costs associated with the temporary unplanned shut-down of certain metals facilities, metal press outages and lower earnings from the industrial gas turbine business. The facilities that were shut-down gradually resumed production and were approximately 80% operational at the end of 2018. These facilities are expected to resume normal production in early 2019. In addition, the aforementioned new aircraft programs involve relatively complex manufacturing processes and manufacturing costs to-date have been relatively high, negatively affecting earnings. However, we expect costs will decline as processes improve and efficiencies develop.

Lubrizol’s pre-tax earnings in 2018 increased 43.5% compared to earnings in 2017, which included pre-tax losses of approximately $190 million related to Lubrizol’s disposition of an underperforming bolt-on business and related intangible asset impairments and restructuring charges. Before such charges, Lubrizol’s earnings increased 17%, reflecting the previously mentioned increases in sales volumes and selling prices, as well as lower other restructuring charges, lower net interest expense, and the favorable effects of foreign currency translation and ongoing expense control efforts, partly offset by higher raw material costs.

Marmon’s pre-tax earnings in 2018 decreased 5.6% compared to 2017. The decrease was primarily due to lower pre-tax earnings from the Rail Products and Services sector ($126 million) and the Foodservice Technologies and Retail Solutions sectors ($33 million), partially offset by increased earnings from the Transportation Products sector and a non-recurring gain of $42 million in 2018 from the sale of certain assets of the Beverage Technologies sector. The Rail Products and Services earnings decline was attributable to lower railcar leasing revenues and higher lease fleet repair costs.

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

IMC’s pre-tax earnings increased significantly in 2018 compared to 2017, reflecting a combination of higher sales, increased manufacturing efficiencies, the effects of business acquisitions and ongoing expense control efforts, partly offset by higher raw material costs. CTB’s pre-tax earnings in 2018 were lower, primarily due to lower gross sales margins attributable to raw material cost increases and higher other operating expenses.

2017 versus 2016

Industrial products revenues were approximately $28.6 billion in 2017, an increase of approximately $1.6 billion (6.1%) versus 2016, reflecting increased revenues at several of our businesses. PCC’s revenues increased $754 million (8.6%) in 2017 compared to the eleven-month post-acquisition period in 2016. On a comparable full year-to-date basis, PCC’s revenues increased approximately 2.3% compared to 2016.

In 2017, PCC generated revenue increases from structural castings, airfoils and forged products and from business acquisitions, partly offset by lower revenues from airframe products and industrial gas turbine products used in power markets. Revenue increases associated with PCC’s transition into products for new aerospace programs were partly offset by revenue decreases from the winding down of prior programs. Lubrizol’s revenues increased $165 million (2.6%) compared to 2016, primarily due to higher unit volumes, partly offset by effects of the disposition of an underperforming business.

Marmon’s revenues increased $305 million (4.1%) in 2017 versus 2016, primarily due to business acquisitions and higher average metal prices, partly offset by lower overall volumes, changes in mix and lower leasing revenues from the Rail Products and Services sector. Railcar leasing revenues declined due to fewer railcars on lease at lower rates. During 2017, railcars available for lease exceeded demand, which contributed to the lower lease rates.

IMC’s revenues increased 13.3%, primarily due to increased customer demand and from business acquisitions. The global demand for cutting tools was generally higher in 2017. CTB’s revenues increased 5.3% in 2017 compared to 2016. The increase reflected the impact of a bolt-on business acquisition, partly offset by weak demand in the U.S. egg and poultry production markets and selling price pressures for grain storage systems.

Industrial products pre-tax earnings were approximately $5.1 billion in 2017, an increase of $76 million (1.5%) compared to 2016. Overall, pre-tax earnings as a percentage of revenues were 17.7% in 2017 and 18.5% in 2016.

PCC’s pre-tax earnings declined 12.5% in 2017 compared to the post-acquisition period in 2016, primarily due to certain one-time inventory and impairment charges. Lubrizol’s pre-tax earnings increased 17.3% in 2017 compared to 2016, due to the disposition in 2016 of an underperforming bolt-on business and ongoing cost containment efforts, partly offset by lower gross sales margins, which were primarily attributable to higher average raw material prices. In 2017, average raw material prices at Lubrizol, including base oil feedstock and petrochemicals, increased about 9% versus 2016.

Marmon’s earnings in 2017 declined 3.5% compared to 2016, primarily due to lower earnings of the Rail Products and Services sector, partially offset by the effects of business acquisitions and ongoing cost control efforts.

Building products

2018 versus 2017

Revenues of the building products group in 2018 were approximately $18.7 billion, an increase of 10.2% compared to 2017. Pre-tax earnings of the building products group were approximately $2.3 billion in 2018, an increase of 8.8% versus 2017. Overall, pre-tax earnings as a percentage of revenues were 12.5% in 2018 and 12.7% in 2017. The pre-tax earnings increase was primarily due to higher earnings from Clayton Homes and Shaw, partly offset by lower earnings from Johns Manville.

Clayton Homes’ revenues were $6,046 million in 2018, an increase of $1,036 million (20.7%) over 2017. The increase was driven by an increase in revenues from home sales of $971 million (28.2%), primarily due to a 105% increase in unit sales of site built homes attributable to businesses acquired over the last two years. Unit sales of manufactured homes in 2018 also increased 4.9% compared to 2017. Average unit prices of site built homes are considerably higher than traditional manufactured homes. In addition, interest income from lending activities increased 4% in 2018 compared to 2017 primarily due to increased average outstanding loan balances.

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Clayton Homes pre-tax earnings were $911 million in 2018, an increase of $145 million (19.0%) compared to 2017. The increase in earnings in 2018 was primarily attributable to a significant increase in earnings from home building (manufactured housing and site built homes) activities, which reflected the impact of increased home sales and margins, as well as increased earnings from lending activities. A significant part of Clayton Homes’ earnings derives from manufactured housing lending activities. Pre-tax earnings from lending activities in 2018 declined 2% compared to 2017, reflecting increased interest expense, attributable to higher average debt balances and interest rates and higher operating costs, which more than offset the increase in interest income. As of December 31, 2018 and 2017, aggregate loan balances outstanding were approximately $14.7 billion and $13.7 billion, respectively.

Revenues of our other building products businesses increased 5.8% in 2018 to approximately $12.6 billion compared to 2017. In 2018, Shaw’s sales increased 7.9% and Johns Manville’s sales increased 7.2% as compared to 2017. The increases reflected higher average selling prices, product mix changes and overall unit volume increases.

Raw material and production costs of our building products businesses were generally higher in 2018. In particular, costs for steel, titanium dioxide and petrochemicals were substantially higher in 2018 than in 2017, as were product delivery costs, due in part to the shortage of truck drivers in the U.S. These cost increases precipitated sales price increases, although such increases have lagged the increases in raw materials costs. As a result, the increase in pre-tax earnings in 2018 of our other building products businesses ($43 million or 3.1%) lagged the 5.8% increase in revenues.

2017 versus 2016

Building products revenues were approximately $16.9 billion in 2017, an increase of approximately $1.9 billion (13.0%) compared to 2016. The increase was primarily attributable to bolt-on business acquisitions by Clayton, Shaw and MiTek. The remainder of the increase reflected sales volume increases at MiTek, Benjamin Moore and Johns Manville, partly offset by changes in prices and product mix.

Clayton Homes’ revenues were approximately $5.0 billion in 2017, an increase of $780 million (18%) compared to 2016. The increase was primarily due to sales from newly-acquired site built home businesses, an increase in overall unit sales (9%) and higher average prices. Interest income from lending activities and other and financial services revenues increased 2% in 2017 compared to 2016.

Building products pre-tax earnings were $2.1 billion in 2017, an increase of $225 million (11.7%) compared to 2016. Pre-tax earnings as a percentage of revenues were 12.7% in 2017 and 12.8% in 2016. Clayton Homes’ pre-tax earnings increased $21 million (2.8%) in 2017 compared to 2016. Pre-tax earnings in 2017 from manufacturing, retailing and site built activities increased, while earnings from finance activities declined slightly. Clayton Homes’ earnings in 2017 also included a gain from a legal settlement, offset by increased employee healthcare, technology, marketing and other expenses. The comparative earnings increase reflected the effects of asset impairment, pension settlement and environmental claim charges of $107 million recorded in 2016 by Shaw and Benjamin Moore. The comparative earnings increase also was a result of bolt-on acquisitions, partly offset by comparative declines in average gross sales margin rates due to higher raw material and other production costs.

Consumer products

2018 versus 2017

Consumer products revenues were approximately $12.5 billion in 2018, an increase of $394 million (3.2%) compared to 2017, which was primarily due to revenue increases of Forest River and of our apparel and footwear businesses. Forest River’s revenues increased 2.6% in 2018, reflecting relatively unchanged unit sales versus 2017. However, over the second half of the year, comparative sales declined 5%, reflecting a 7% decline in units sold. Management attributes the slowing of sales, in part, to the effects of U.S. tariffs on steel products. Apparel and footwear revenues increased 4.6% to approximately $4.3 billion, primarily due to increased sales volume at Brooks Sports and Garan.

Pre-tax earnings were $1,208 million in 2018, an increase of $96 million (8.6%) compared to 2017. Pre-tax earnings as a percentage of revenues were 9.6% in 2018 and 9.2% in 2017. The increase in earnings reflected increases from Duracell and the apparel and footwear businesses, partly offset by lower earnings from Forest River and Larson Juhl.

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Consumer products (Continued)

Forest River’s pre-tax earnings in 2018 declined 9.0% compared to 2017. Operating results were adversely affected over the second half of 2018, and in the fourth quarter in particular, by higher material costs, which, together with the effects of lower sales volumes, contributed to a 28% reduction in fourth quarter pre-tax earnings.

Pre-tax earnings of the apparel and footwear businesses increased 6.4% in 2018 compared to 2017, primarily attributable to the overall increase in revenues and sales mix changes. Duracell’s pre-tax earnings increased in 2018 compared to 2017, reflecting the favorable effects of ongoing operational improvement efforts and a comparative decline in restructuring charges. Since its acquisition in 2016, Duracell has undertaken significant transition and restructuring initiatives intended to restore and maintain adequate profit levels over the long-term.

2017 versus 2016

Consumer products revenues were approximately $12.1 billion in 2017, an increase of $1.1 billion (10%) compared to 2016, driven by increases from Duracell and Forest River. Duracell’s revenues increased 25.3% in 2017 compared to the ten-month post-acquisition period in 2016. Forest River’s revenues increased 13.7% in 2017 compared to 2016, reflecting a 13.5% comparative increase in units sold. Apparel and footwear revenues were approximately $4.2 billion in 2017, an increase of 1.6% compared to 2016.

Consumer products pre-tax earnings increased $288 million (35%) in 2017 compared to 2016. The increase in earnings was primarily due to increased earnings from Duracell and Forest River. The improvement in Duracell’s operating results in 2017 reflects an overall reduction in transition costs and the positive effects of ongoing restructuring and business development efforts. Forest River’s earnings increased 23% in 2017, primarily attributable to the increase in sales and lower manufacturing overhead rates. Earnings from apparel and footwear businesses increased 5% in 2017 compared to 2016, primarily due to increased earnings from the footwear businesses.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Revenues			Pre-tax earnings
	2018	2017	2016	2018	2017	2016
Service	$13,333	$12,155	$11,300	$1,836	$1,519	$1,399
Retailing	15,606	15,064	15,092	860	785	659
McLane Company	49,987	49,775	48,075	246	299	431

	$78,926	$76,994	$74,467	$2,942	$2,603	$2,489

Service

Our service business group offers fractional ownership programs for general aviation aircraft (NetJets) and high technology training to operators of aircraft (FlightSafety). We also distribute electronic components (TTI) and franchise and service a network of quick service restaurants (Dairy Queen). Other service businesses include transportation equipment leasing (XTRA) and furniture leasing (CORT), electronic news distribution, multimedia and regulatory filings (Business Wire), publication of newspapers and other publications (Buffalo News and the BH Media Group) and operation of a television station in Miami, Florida (WPLG). We also offer third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage).

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Service (Continued)

2018 versus 2017

Revenues of the service group were approximately $13.3 billion in 2018, an increase of approximately $1.2 billion (9.7%) compared to 2017. TTI’s revenues in 2018 increased approximately 33.7% compared to 2017, reflecting industry-wide increases in demand for electronic components in many geographic markets around the world, and the effects of recent business acquisitions and favorable foreign currency translation effects. While TTI’s revenue increase in 2018 was significant, revenue growth began to moderate in the fourth quarter, in part attributable to the impact of U.S. trade tariffs. WPLG generated a revenue increase of 20.8% in 2018 over 2017, primarily due to increased political advertising revenue. Revenues of Charter Brokerage increased 53.3%, reflecting increased fees and product mix changes. Revenues of our leasing businesses increased 8.4% in 2018 compared to 2017 due to increased over-the road trailer units on lease (XTRA) and increased furniture rental income (CORT).

Pre-tax earnings of the service group in 2018 were approximately $1.8 billion, an increase of $317 million (20.9%) compared to 2017. The comparative earnings increase was primarily due to TTI, which accounted for almost 84% of the increase. The earnings increase of TTI was primarily due to the effects of the sales volume increases. In addition, XTRA, Charter Brokerage and NetJets each generated increased earnings in 2018 compared to 2017. The increases in earnings of these businesses were partly offset by lower earnings at FlightSafety, primarily due to reduced margins from sales of flight simulators and impairment charges of $41 million related to certain fixed assets.

2017 versus 2016

Service business revenues were approximately $12.2 billion in 2017, an increase of $855 million (7.6%) compared to 2016. The increase was primarily attributable to TTI and NetJets. TTI’s revenues increased 16.4% in 2017 compared to 2016, primarily due to higher customer demand. NetJets’ revenues increased due to an increase in revenue flight hours and increased aircraft management services.

Pre-tax earnings were approximately $1.5 billion in 2017, an increase of $120 million (8.6%) compared to 2016. The comparative increase in earnings was primarily attributable to increased earnings of NetJets and TTI, partly offset by comparatively lower earnings from FlightSafety, and from our leasing, media and logistics businesses.

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

2018 versus 2017

Revenues of the retailing group were approximately $15.6 billion in 2018, an increase of $542 million (3.6%) compared to 2017. BHA’s revenues, which represented approximately 63% of the aggregate retailing revenues in each of the past three years, increased 4.0% in 2018 as compared to 2017. The increase derived primarily from increased pre-owned vehicle sales and service contract revenues. Revenues from new vehicle sales were relatively unchanged. Louis revenues increased 7.8% in 2018 versus 2017, primarily due to the translation effects of a weaker average U.S. Dollar. Home furnishings revenues increased 4.7% in 2018 over 2017, reflecting increased sales in certain geographic markets and the effect of a new store.

Pre-tax earnings of the retailing group were $860 million in 2018, an increase of $75 million (9.6%) over 2017. The earnings increase included higher earnings from BHA and Louis, partly offset by lower earnings from the home furnishings retailers. The earnings increase of BHA was primarily from finance and service contract activities, partly offset by higher floorplan interest expense. The earnings increase at Louis reflected the revenues increase and an increase in operating margin rate. Earnings of the home furnishings businesses declined 2.4% in 2018 compared to 2017, partly due to increased inventory liquidation, delivery and occupancy costs at Star Furniture.

Management’s Discussion and Analysis (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

2017 versus 2016

Retailing revenues were $15.1 billion in 2017, slightly lower than in 2016. BHA’s aggregate revenues declined 1.3% in 2017 compared to 2016, due primarily due to a 3.7% decline in new and used cars sold, partly offset by higher service and finance revenues. Revenues of our other retailers increased 1.7% in 2017 compared to 2016.

Pre-tax earnings increased $126 million (19.1%) in 2017 as compared to 2016. The increase reflected comparatively higher earnings from BHA, primarily due to increased earnings from service contract and finance activities and lower selling and administrative expenses, partly offset by lower auto sales volumes and margins. Pre-tax earnings of our home furnishings retailers increased 6.5% in 2017 compared to 2016. Pampered Chef also produced comparatively higher earnings in 2017, primarily attributable to revenue increases and expense management efforts.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprised approximately 67% of McLane’s consolidated sales in 2018 with food service comprising most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings.

McLane’s revenues were approximately $50.0 billion in 2018, slightly higher than 2017, reflecting a slight increase in grocery sales (1%) and a slight decrease in foodservice sales (1%). The decline in foodservice revenues was primarily due to a net loss of customers. Pre-tax earnings were $246 million in 2018, a decline of $53 million (17.7%), compared to 2017. McLane’s grocery and foodservice businesses continue to operate in a highly competitive business environment, which is negatively affecting its current operating results. While gross margin rates increased slightly over 2018, increases in fuel, depreciation and certain other operating expenses more than offset the increase, producing a decline in pre-tax earnings compared to 2017. We expect the current unfavorable operating conditions will continue in 2019.

McLane’s revenues were approximately $49.8 billion in 2017, an increase of 3.5% compared to 2016. The increase in revenues was primarily due to a 4.7% increase in grocery business sales. Pre-tax earnings in 2017 were $299 million, a decrease of $132 million (30.6%) compared to 2016. The earnings decline reflected a 57% decline in earnings from our grocery operations, partly offset by a $39 million increase in gains from asset sales. Throughout 2017, significant pricing pressures and an increasingly competitive business environment negatively affected McLane’s operating results, particularly with respect to the grocery business.

Investment and Derivative Gains (Losses)

A summary of investment and derivative gains and losses follows (dollars in millions).

	2018	2017	2016
Investment gains (losses)	$(22,155)	$1,410	$7,553
Derivative gains (losses)	(300)	718	751

Gains (losses) before income taxes and noncontrolling interests	(22,455)	2,128	8,304
Income taxes and noncontrolling interests	(4,718)	751	1,807

Net gains (losses)	$(17,737)	$1,377	$6,497

Effective income tax rate	20.8%	34.9%	21.8%

Management’s Discussion and Analysis (Continued)

Investment and Derivative Gains (Losses) (Continued)

Investment gains (losses)

As discussed in Note 1(w) to the accompanying Consolidated Financial Statements, on January 1, 2018, we adopted a new accounting pronouncement (“ASU 2016-01”), which requires the recognition of unrealized gains and losses arising from changes in market values of investments in equity securities in the Consolidated Statements of Earnings. Prior to 2018, investment gains/losses related to equity securities were generally recorded as the securities were sold, redeemed or exchanged based on the cost of the disposed securities. While ASU 2016-01 does not affect our consolidated shareholders’ equity or total comprehensive income, it has significantly increased the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Investment gains and losses from periodic changes in securities prices will continue to cause significant volatility in our consolidated earnings.

Pre-tax investment gains/losses reflected in earnings in 2018 included net unrealized losses of approximately $22.7 billion from investments in equity securities still held at December 31, 2018, reflecting the declines in securities prices in the fourth quarter. Prior to the adoption of ASU 2016-01, such unrealized gains and losses were included in other comprehensive income. Pre-tax net unrealized gains on equity securities recorded in other comprehensive income were approximately $29 billion in 2017 and $7 billion in 2016.

Pre-tax investment gains were approximately $1.4 billion in 2017 and $7.6 billion in 2016. Investment gains in 2016 included $4.2 billion from the redemptions of our Wrigley and Kraft Heinz preferred stock investments and from the sales of Dow Chemical common stock that was received upon the conversion of our Dow Chemical preferred stock investment. We also realized pre-tax gains of $1.1 billion in connection with the tax-free exchange of our shares of P&G common stock for 100% of the common stock of Duracell. Income tax expense allocated to investment gains in 2016 included a benefit from the reduction of certain deferred income tax liabilities in connection with the exchange of P&G common stock for Duracell. Our after-tax gain from this transaction was approximately $1.9 billion.

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the amount of investment gains/losses included in earnings, including the changes in market prices for equity securities, in any given period has little analytical or predictive value.

Derivative gains (losses)

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities. These liabilities relate to contracts entered into before March 2008. Substantially all of these contracts will expire between April 2019 and February 2023. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant, reflecting the volatility of underlying equity markets and the changes in the inputs used to measure such liabilities.

As of December 31, 2018, the intrinsic value of our equity index put option contracts was approximately $1,653 million and our recorded liabilities at fair value were approximately $2,452 million. Our ultimate payment obligations, if any, under our contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts. Contracts with an aggregate notional value of approximately $12.2 billion will expire in 2019.

Derivative contracts produced pre-tax losses in 2018 of $300 million, which were primarily due to lower index values. Equity index put option contracts produced pre-tax gains of $718 million in 2017 and $662 million in 2016, which reflected the effects of shorter remaining contract durations and overall higher index values. In July 2016, our last credit default contract was terminated by mutual agreement with the counterparty and we paid the counterparty $195 million. This contract produced pre-tax earnings of $89 million in 2016.

Management’s Discussion and Analysis (Continued)

Other

A summary of after-tax other earnings (losses) follows (in millions).

	2018	2017	2016
Equity method earnings (losses)	$(1,419)	$1,111	$707
Acquisition accounting expenses	(1,111)	(936)	(846)
Corporate interest expense, before foreign currency effects	(311)	(266)	(256)
Euro note foreign exchange gains (losses)	289	(655)	159
Corporate interest and dividend income	530	232	288
Other	456	29	(83)

Net earnings (losses) attributable to Berkshire Hathaway shareholders	$(1,566)	$(485)	$(31)

After-tax equity method earnings includes Berkshire’s share of earnings attributable to Kraft Heinz, Pilot Flying J, Berkadia and Electric Transmission of Texas. Our after-tax equity method losses in 2018 included approximately $2.7 billion from intangible asset impairment charges recorded by Kraft Heinz. Our after-tax equity method earnings in 2017 excluded approximately $1.1 billion from the net effects of the TCJA on Kraft Heinz’s net earnings. Corporate interest and dividend income in 2016 included pre-tax dividend income of $180 million from our Kraft Heinz preferred stock investment, which Kraft Heinz redeemed in June 2016.

After-tax other earnings (losses) also include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges were primarily from the amortization or impairment of intangible assets recorded in connection with those business acquisitions.

Berkshire issued Euro denominated debt in 2015, 2016 and 2017 and the aggregate par amount outstanding was €6.85 billion at December 31, 2018. Changes in foreign currency exchange rates produced sizable non-cash unrealized gains and losses in each of the past three years from the periodic revaluation of these liabilities into U.S. Dollars.

Financial Condition

Our consolidated balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2018 was approximately $349 billion, a decrease of $26.9 billion since September 30, 2018 and an increase of $407 million since December 31, 2017. Net earnings attributable to Berkshire shareholders in 2018 were $4.0 billion, which included after-tax losses on our investments of approximately $17.5 billion. After-tax losses on investments were approximately $27.6 billion in the fourth quarter of 2018, reflecting the declines in market prices of the equity securities we owned at December 31, 2018.

At December 31, 2018, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of approximately $109 billion, which included $85 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were approximately $193 billion.

Berkshire parent company debt outstanding at December 31, 2018 was approximately $16.9 billion, a decrease of $1.9 billion since December 31, 2017, reflecting term debt maturities of $1.55 billion and a $366 million decrease attributable to foreign currency exchange rate changes applicable to the €6.85 billion par amount of Euro denominated senior notes. Berkshire parent company debt of $750 million matures in 2019.

Borrowings of Berkshire’s insurance and other subsidiaries declined $3.5 billion in 2018 to approximately $18.1 billion at December 31, 2018, primarily attributable to a net decrease in borrowings of Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned financing subsidiary. During 2018, BHFC repaid $4.6 billion of maturing senior notes and issued $2.35 billion of 4.2% senior notes due in 2048. BHFC’s senior note borrowings are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. In January 2019, BHFC repaid $950 million of maturing senior notes and issued $1.25 billion of 4.25% senior notes due in 2049. An additional $3.0 billion of BHFC senior notes will mature in 2019. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. We forecast capital expenditures of these two operations will approximate $10.5 billion for the year ending December 31, 2019.

Management’s Discussion and Analysis (Continued)

Financial Condition (Continued)

BNSF’s outstanding debt approximated $23.2 billion as of December 31, 2018, an increase of $727 million since December 31, 2017. In 2018, BNSF issued $1.5 billion of senior unsecured debentures due in 2048 with a weighted average interest rate of 4.1%. BNSF debentures of $750 million will mature in 2019.

Outstanding borrowings of BHE and its subsidiaries were approximately $39.3 billion at December 31, 2018, a decrease of $390 million since December 31, 2017. In 2018, BHE issued $3.2 billion of senior unsecured debt with maturities ranging from 2021 to 2049 with a weighted average interest rate of 3.6%. BHE subsidiaries also issued debt in 2018, aggregating $2.3 billion with maturity dates ranging from 2020 to 2049. The proceeds from these financings were used to repay borrowings, to fund capital expenditures and for other general corporate purposes. Approximately $2.1 billion of BHE subsidiary term debt will mature in 2019. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Berkshire’s common stock repurchase program was amended on July 17, 2018, permitting Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Subsequent to the program amendment, in 2018, Berkshire repurchased shares of Class A and B common stock for an aggregate cost of approximately $1.3 billion.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertaining to the acquisition of goods or services in the future, such as minimum rentals under operating leases and certain purchase obligations not currently reflected in the financial statements, will be recognized in future periods as the goods are delivered or services are provided. Beginning in 2019, operating lease obligations will be included in the consolidated balance sheet upon the adoption of a new accounting pronouncement. The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet.

A summary of our contractual obligations as of December 31, 2018 follows (in millions). Actual payments will likely vary, perhaps significantly, from estimates reflected in the table.

	Estimated payments due by period
	Total	2019	2020-2021	2022-2023	After 2023
Notes payable and other borrowings, including interest	$153,059	$15,840	$17,777	$20,341	$99,101
Operating leases	9,013	1,360	2,415	1,580	3,658
Purchase obligations (1)	47,264	15,709	8,181	6,078	17,296
Unpaid losses and loss adjustment expenses (2)	110,292	22,204	25,329	14,613	48,146
Life, annuity and health insurance benefits (3)	34,362	1,461	(82)	322	32,661
Other	15,589	628	1,748	4,876	8,337

Total	$369,579	$57,202	$55,368	$47,810	$209,199

(1)	Primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF and aircraft purchase commitments of NetJets.

(2)	Includes unpaid losses and loss adjustment expenses under retroactive reinsurance contracts.

(3)	Amounts represent estimated undiscounted benefits, net of estimated future premiums, as applicable.

Management’s Discussion and Analysis (Continued)

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2018 follows.

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

Our consolidated claim liabilities as of December 31, 2018 were approximately $110 billion, of which 84% related to GEICO and the Berkshire Hathaway Reinsurance Group. Additional information regarding significant uncertainties inherent in the processes and techniques of these businesses follows.

GEICO

GEICO predominantly writes private passenger auto insurance. As of December 31, 2018, GEICO’s gross unpaid losses were $19.5 billion. Claim liabilities, net of reinsurance recoverable were $18.6 billion.

GEICO’s claim reserving methodologies produce liability estimates based upon the individual claims. The key assumptions affecting our liability estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”). We utilize a combination of several actuarial estimation methods, including Bornhuetter-Ferguson and chain-ladder methodologies.

Claim liability estimates for automobile liability coverages (such as bodily injury (“BI”), uninsured motorists, and personal injury protection) are more uncertain due to the longer claim-tails, so we establish additional case development estimates. As of December 31, 2018, case development liabilities averaged approximately 30% of the case reserves. We select case development factors through analysis of the overall adequacy of historical case liabilities.

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

Our claim liability estimates recorded at the end of 2017 decreased $222 million during 2018, which produced a corresponding increase to pre-tax earnings. We modified the assumptions used to estimate liabilities at December 31, 2018 to reflect the most recent frequency and severity results. Future development of recorded liabilities will depend on whether actual frequency and severity are more or less than anticipated.

With respect to liabilities for BI claims, our most significant claim category, we believe it is reasonably possible that average severities will change by at least one percentage point from the severities used in establishing the recorded liabilities at December 31, 2018. We estimate that a one percentage point increase or decrease in BI severities would produce a $275 million increase or decrease in recorded liabilities, with a corresponding decrease or increase in pre-tax earnings. Many of the economic forces that would likely cause BI severity to differ from expectations would likely also cause severities for other injury coverages to differ in the same direction.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”)

BHRG’s liabilities for unpaid losses and loss adjustment expenses derive primarily from reinsurance contracts issued through NICO and General Re. In connection with reinsurance contracts, the nature, extent, timing and perceived reliability of premium and loss information received from ceding companies varies widely depending on the type of coverage and the contractual reporting terms. Contract terms, conditions and coverages also tend to lack standardization and may evolve more rapidly than primary insurance policies.

The nature and extent of loss information provided under many facultative (individual risk), per occurrence excess or retroactive reinsurance contracts may not differ significantly from the information received under a primary insurance contract if reinsurer personnel either work closely with the ceding company in settling individual claims or manage the claims themselves. However, loss information is often less detailed with respect to aggregate excess-of-loss and quota-share contracts. Additionally, loss information we receive through periodic reports is often in a summary format rather than on an individual claim basis. Loss data includes recoverable paid losses, as well as case loss estimates. Ceding companies infrequently provide reliable IBNR estimates to reinsurers.

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

A summary of BHRG’s property and casualty unpaid losses and loss adjustment expenses, other than retroactive reinsurance losses and loss adjustment expenses, as of December 31, 2018 follows (in millions).

	General Re			NICO			Total
	Property	Casualty	Total	Property	Casualty	Total	Property	Casualty	Total
Reported case liabilities	$1,682	$6,310	$7,992	$3,903	$3,194	$7,097	$5,585	$9,504	$15,089
IBNR liabilities	1,657	7,126	8,783	2,550	4,440	6,990	4,207	11,566	15,773

Gross unpaid losses and loss adjustment expenses	3,339	13,436	16,775	6,453	7,634	14,087	9,792	21,070	30,862
Reinsurance recoverable	285	668	953	27	182	209	312	850	1,162

Net unpaid losses and loss adjustment expenses	$3,054	$12,768	$15,822	$6,426	$7,452	$13,878	$9,480	$20,220	$29,700

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

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

With respect to General Re, we use a variety of actuarial methodologies to establish unpaid losses and loss adjustment expenses. Certain methodologies, such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques, are utilized, as well as ground-up techniques when appropriate. The critical processes involved in estimating unpaid losses and loss adjustment expenses include the establishment of case liability estimates, the determination of expected loss ratios and loss reporting patterns, which drive IBNR liability estimates, and the comparison of reported activity to the expected loss reporting patterns.

General Re’s process for estimating unpaid losses and loss adjustment expenses starts with case loss estimates reported by ceding companies. We independently evaluate certain reported case losses and if appropriate, we use our own case liability estimate. As of December 31, 2018, our case loss estimates exceeded ceding company estimates by approximately $2.0 billion, which were concentrated in legacy workers’ compensation claims occurring over 10 years ago. We also periodically conduct detailed reviews of individual client claims, which may cause us to adjust our case estimates.

In estimating IBNR liabilities, General Re considers expected case loss emergence and development patterns, together with expected loss ratios by year. In this process, we classify all loss and premium data into groups or portfolios of policies based primarily on product type (e.g., treaty, facultative and program), line of business (e.g., auto liability, property and workers’ compensation) and/or geographic jurisdiction, and in some cases contractual features or market segment. For each portfolio, we aggregate premiums and losses by accident year or coverage period and analyze the paid and incurred loss data over time. We estimate the expected development of reported claims, which, together with the expected loss ratios, are used to calculate IBNR liability estimates. Factors affecting our loss development analysis include, but are not limited to, changes in the following: client claims reporting and settlement practices; the frequency of client company claim reviews; policy terms and coverage (such as loss retention levels and occurrence and aggregate policy limits); loss trends; and legal trends that result in unanticipated losses. Collectively, these factors influence our selections of expected case loss emergence patterns.

NICO generally establishes reinsurance claim liabilities on a contract-by-contract basis determined from case loss estimates reported by ceding companies and IBNR liabilities that are primarily a function of an anticipated loss ratio for the contract and the reported case loss estimates. Liabilities are adjusted upward or downward over time to reflect case losses reported versus expected case losses, which we use to form revised judgments on the adequacy of the expected loss ratio and the level of IBNR liabilities required for unreported claims. Anticipated loss ratios are also revised to include estimates of known major catastrophe events.

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

BHRG’s estimated ultimate net losses for prior years’ loss events were reduced $469 million in 2018, which produced a corresponding increase in pre-tax earnings. Reported claims for prior years’ property loss events were less than anticipated and we reduced our estimated ultimate liabilities by $365 million. Property losses incurred during any given period may be more volatile because of the effect of catastrophe and large individual property loss events. In addition, we lowered estimated ultimate losses for prior years’ casualty events $104 million in 2018, reflecting reduced estimates for workers’ compensation and other casualty coverages, partially offset by an increase in estimates for asbestos, environmental and other latent injury claims.

General Re’s reported losses for prior years’ workers’ compensation claims were less than expected. After reevaluating expected remaining IBNR estimates, liabilities were reduced by $117 million. An increase of ten percent in the tail of the expected loss emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase of approximately $1 billion in General Re’s workers’ compensation IBNR liabilities, producing a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for these assumptions to increase at these rates.

We reduced estimated ultimate losses for prior years’ events for other casualty losses, excluding asbestos, environmental, and other latent injury claims, by $132 million in 2018, reflecting lower than expected reported losses. For General Re’s significant casualty and general liability portfolios, we estimate that an increase of five percent in the claim-tails of the expected loss emergence patterns and a five percent increase in expected loss ratios would produce a net increase in our nominal IBNR liabilities and a corresponding reduction in pre-tax earnings of approximately $800 million. While we believe it is reasonably possible for these assumptions to increase at these rates, more likely outcomes are less than $800 million given the diversification in worldwide business.

Management’s Discussion and Analysis (Continued)

Property and casualty losses (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Estimated ultimate liabilities for asbestos, environmental and other latent injury claims were increased approximately $145 million in 2018, which produced a corresponding reduction in pre-tax earnings. Net liabilities for such claims, excluding amounts assumed under retroactive reinsurance contracts, were approximately $1.7 billion at December 31, 2018. We may use industry-wide loss experience data and informed judgment when internal loss data is of limited reliability in making estimates for such losses. Loss estimations for these exposures are difficult to determine due to the changing legal environment, and increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge. In addition to the previously described methodologies, we consider “survival ratios,” which is the average net claim payments in recent years in relation to net unpaid losses, as a rough guide to reserve adequacy. Our survival ratio was approximately 16 years as of December 31, 2018.

Retroactive reinsurance

Our retroactive reinsurance contracts cover loss events occurring before the contract inception dates. Claim liabilities relating to our retroactive reinsurance contracts are predominately related to casualty or liability exposures. We expect the claim-tails to be very long. Our gross unpaid losses, deferred charge assets, and net liabilities at December 31, 2018 were as follows (in millions).

	Gross unpaid losses	Deferred charges	Liabilities, net of deferred charges
December 31, 2018	$41,834	$14,104	$27,730

Our contracts are generally subject to maximum limits of indemnifications. We currently expect that maximum remaining gross losses payable under our retroactive policies will not exceed $55 billion due to the applicable aggregate contract limits. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we also currently believe it unlikely that losses will develop upward to the maximum losses payable or downward by more than 15% of our $41.8 billion estimated liability at December 31, 2018.

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

Certain of our retroactive reinsurance contracts include asbestos, environmental and other latent injury claims. Our estimated liabilities for such claims were approximately $13.1 billion at December 31, 2018. We do not consistently receive reliable detailed data regarding asbestos, environmental and latent injury claims from all ceding companies, particularly with respect to multi-line or aggregate excess-of-loss policies. When possible, we conduct a detailed analysis of the underlying loss data to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, we develop estimates by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily consider the stability of the legal and regulatory environment under which we expect these claims will be adjudicated. Legal reform and legislation could also have a significant impact on our ultimate liabilities.

We reduced estimated ultimate liabilities for prior years’ retroactive reinsurance contracts by $341 million in 2018, which after the changes in related deferred charge assets, resulted in pre-tax earnings of $185 million. In 2018, we paid losses and loss adjustment expenses of approximately $1.4 billion with respect to these contracts.

In connection with our retroactive reinsurance contracts, we also record deferred charge assets, which at contract inception represents the excess, if any, of the estimated ultimate liability for unpaid losses over premiums. We amortize deferred charge assets, which produces charges to pre-tax earnings in future periods based on the expected timing and amount of loss payments. We also adjust deferred charge balances due to changes in the expected timing and ultimate amount of claim payments. Significant changes in such estimates may have a significant effect on unamortized deferred charge balances and the amount of periodic amortization. Based on the contracts in effect as of December 31, 2018, we currently estimate that amortization expense in 2019 will approximate $1.2 billion.

Management’s Discussion and Analysis (Continued)

Other Critical Accounting Policies

Our Consolidated Balance Sheet at December 31, 2018 included goodwill of acquired businesses of $81.0 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2018. Our review includes determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may include forecasting revenues and expenses, operating cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. A significant amount of judgment is required in estimating the fair value of a reporting unit and in performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then, as required by GAAP, we estimate the fair values of the identifiable assets and liabilities of the reporting unit. The excess of the estimated fair value of the reporting unit over the estimated fair value of its net assets establishes the implied value of goodwill. The excess of the recorded amount of goodwill over the implied goodwill value is charged to earnings as an impairment loss.

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

Equity Price Risk

Equity securities represent a significant portion of our investment portfolio. Strategically, we strive to invest in businesses that possess excellent economics and able and honest management, and we prefer to invest a meaningful amount in each investee. Consequently, equity investments are concentrated in relatively few issuers. At December 31, 2018, approximately 68% of the total fair value of equity securities was concentrated in five issuers.

We often hold our equity investments for long periods and short-term price volatility has occurred in the past and will occur in the future. We also strive to maintain significant levels of shareholder capital and ample liquidity to provide a margin of safety against short-term price volatility.

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

The following table summarizes our equity securities and derivative contract liabilities with significant equity price risk as of December 31, 2018 and 2017 and the estimated effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected 30% hypothetical increase and decrease does not reflect the best or worst case scenario. Indeed, results from declines could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity (1)
December 31, 2018
Investments in equity securities	$172,757	30% increase	$224,584	11.7%
		30% decrease	120,930	(11.7)
Equity index put option contract liabilities	2,452	30% increase	1,131	0.3
		30% decrease	5,362	(0.7)
December 31, 2017
Investments in equity securities	$170,540	30% increase	$221,702	11.6%
		30% decrease	119,378	(11.6)
Equity index put option contract liabilities	2,172	30% increase	1,036	0.3
		30% decrease	4,804	(0.6)

(1)	The hypothetical percentage increase (decrease) is after income taxes at the statutory rate in effect as of the balance sheet date.

Management’s Discussion and Analysis (Continued)

Interest Rate Risk

We may also invest in bonds, loans or other interest rate sensitive instruments. Our strategy is to acquire or originate such instruments at prices considered appropriate relative to the perceived credit risk. We also issue debt in the ordinary course of business to fund business operations, business acquisitions and for other general purposes. We attempt to maintain high credit ratings, in order to minimize the cost of our debt. We infrequently utilize derivative products, such as interest rate swaps, to manage interest rate risks.

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

The following table summarizes the estimated effects of hypothetical changes in interest rates on our significant assets and liabilities that are subject to significant interest rate risk at December 31, 2018 and 2017. We assumed that the interest rate changes occur immediately and uniformly to each category of instrument and that there were no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in interest rates do not reflect the best or worst case scenarios. Actual results may differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2018
Assets:
Investments in fixed maturity securities	$19,898	$20,260	$19,549	$19,214	$18,891
Loans and finance receivables	16,377	17,006	15,844	15,318	14,823

Liabilities:
Notes payable and other borrowings:
Insurance and other	35,361	37,559	33,380	31,691	30,208
Railroad, utilities and energy	66,422	73,063	60,840	56,107	52,063
Equity index put option contracts	2,452	2,669	2,249	2,057	1,877

December 31, 2017
Assets:
Investments in fixed maturity securities	$21,353	$22,053	$20,742	$20,200	$19,717
Loans and finance receivables	14,136	14,655	13,652	13,199	12,774
Liabilities:
Notes payable and other borrowings:
Insurance and other	41,762	43,937	39,844	38,140	36,619
Railroad, utilities and energy	70,538	77,091	64,582	59,730	55,581
Equity index put option contracts	2,172	2,460	1,911	1,676	1,465

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

Our net assets subject to financial statement translation into U.S. Dollars are primarily in our insurance, utilities and energy and certain manufacturing and services subsidiaries. This translation related impact may be offset by gains or losses included in net earnings related to net liabilities of Berkshire and certain of its U.S. subsidiaries that are denominated in foreign currencies, due to changes in exchange rates. A summary of these gains (losses), after-tax, for each of the years ending December 31, 2018 and 2017 follows (in millions).

	2018	2017
Euro-denominated debt included in net earnings	$289	$(655)
Net liabilities under certain reinsurance contracts included in net earnings	207	(295)
Foreign currency translation included in other comprehensive income	(1,424)	2,151

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page K-62.

Berkshire Hathaway Inc.

February 23, 2019

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Berkshire Hathaway Inc.

Omaha, Nebraska

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for investments in equity securities (excluding equity method investments) in 2018 due to the adoption of ASU 2016-01 “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

February 23, 2019

We have served as the Company’s auditor since 1985.

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2018	2017
ASSETS
Insurance and Other:
Cash and cash equivalents*	$27,749	$28,673
Short-term investments in U.S. Treasury Bills	81,506	84,371
Investments in fixed maturity securities	19,898	21,353
Investments in equity securities	172,757	170,540
Equity method investments	17,325	21,024
Loans and finance receivables	16,280	13,748
Other receivables	31,564	29,392
Inventories	19,069	17,366
Property, plant and equipment	20,628	19,868
Equipment held for lease	14,298	10,167
Goodwill	56,323	56,478
Other intangible assets	31,499	32,518
Deferred charges under retroactive reinsurance contracts	14,104	15,278
Other	9,307	9,391

	532,307	530,167

Railroad, Utilities and Energy:
Cash and cash equivalents*	2,612	2,910
Receivables	3,666	3,531
Property, plant and equipment	131,780	128,184
Goodwill	24,702	24,780
Regulatory assets	3,067	2,950
Other	9,660	9,573

	175,487	171,928

	$707,794	$702,095

*	Cash and cash equivalents includes U.S. Treasury Bills with maturities of three months or less when purchased of $3.9 billion at December 31, 2018 and $5.7 billion at December 31, 2017.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$68,458	$61,122
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	41,834	42,937
Unearned premiums	18,093	16,040
Life, annuity and health insurance benefits	18,632	17,608
Other policyholder liabilities	7,675	7,654
Accounts payable, accruals and other liabilities	25,776	24,569
Derivative contract liabilities	2,452	2,172
Aircraft repurchase liabilities and unearned lease revenues	4,593	—
Notes payable and other borrowings	34,975	40,409

	222,488	212,511

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,410	11,334
Regulatory liabilities	7,506	7,511
Notes payable and other borrowings	62,515	62,178

	81,431	81,023

Income taxes, principally deferred	51,375	56,607

Total liabilities	355,294	350,141

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,707	35,694
Accumulated other comprehensive income	(5,015)	58,571
Retained earnings	321,112	255,786
Treasury stock, at cost	(3,109)	(1,763)

Berkshire Hathaway shareholders’ equity	348,703	348,296
Noncontrolling interests	3,797	3,658

Total shareholders’ equity	352,500	351,954

	$707,794	$702,095

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Insurance and Other:
Insurance premiums earned	$57,418	$60,597	$45,881
Sales and service revenues	133,336	130,343	123,053
Leasing revenues	5,732	2,452	2,553
Interest, dividend and other investment income	7,678	6,536	6,180

	204,164	199,928	177,667

Railroad, Utilities and Energy:
Freight rail transportation revenues	23,703	21,080	19,683
Energy operating revenues	15,555	15,155	14,621
Service revenues and other income	4,415	3,770	3,143

	43,673	40,005	37,447

Total revenues	247,837	239,933	215,114

Investment and derivative contract gains (losses):
Investment gains (losses)	(22,155)	1,410	7,553
Derivative contract gains (losses)	(300)	718	751

	(22,455)	2,128	8,304

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	39,906	48,891	30,906
Life, annuity and health insurance benefits	5,699	5,618	5,131
Insurance underwriting expenses	9,793	9,321	7,713
Cost of sales and services	106,083	104,343	97,867
Cost of leasing	4,061	1,455	1,335
Selling, general and administrative expenses	18,238	19,189	17,973
Interest expense	1,035	1,132	1,099

	184,815	189,949	162,024

Railroad, Utilities and Energy:
Freight rail transportation expenses	16,045	14,031	13,134
Utilities and energy cost of sales and other expenses	11,641	10,772	10,471
Other expenses	3,895	3,231	2,589
Interest expense	2,818	3,254	2,642

	34,399	31,288	28,836

Total costs and expenses	219,214	221,237	190,860

Earnings before income taxes and equity method earnings (losses)	6,168	20,824	32,558
Equity method earnings (losses)	(2,167)	3,014	1,109

Earnings before income taxes	4,001	23,838	33,667
Income tax expense (benefit)	(321)	(21,515)	9,240

Net earnings	4,322	45,353	24,427
Earnings attributable to noncontrolling interests	301	413	353

Net earnings attributable to Berkshire Hathaway shareholders	$4,021	$44,940	$24,074

Net earnings per average equivalent Class A share	$2,446	$27,326	$14,645
Net earnings per average equivalent Class B share*	$1.63	$18.22	$9.76
Average equivalent Class A shares outstanding	1,643,795	1,644,615	1,643,826
Average equivalent Class B shares outstanding	2,465,692,368	2,466,923,163	2,465,739,654

*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 21.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Net earnings	$4,322	$45,353	$24,427

Other comprehensive income:
Net change in unrealized appreciation of investments	(185)	30,450	13,858
Applicable income taxes	31	(10,566)	(4,846)
Reclassification of investment appreciation in net earnings	(253)	(1,399)	(6,820)
Applicable income taxes	53	490	2,387
Foreign currency translation	(1,531)	2,364	(1,541)
Applicable income taxes	62	(95)	66
Prior service cost and actuarial gains/losses of defined benefit pension plans	(571)	225	354
Applicable income taxes	143	(45)	(187)
Other, net	(12)	(9)	(17)

Other comprehensive income, net	(2,263)	21,415	3,254

Comprehensive income	2,059	66,768	27,681
Comprehensive income attributable to noncontrolling interests	249	555	291

Comprehensive income attributable to Berkshire Hathaway shareholders	$1,810	$66,213	$27,390

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance December 31, 2015	$35,628	$33,982	$186,772	$(1,763)	$3,077	$257,696
Net earnings	—	—	24,074	—	353	24,427
Other comprehensive income, net	—	3,316	—	—	(62)	3,254
Issuance of common stock	119	—	—	—	—	119
Transactions with noncontrolling interests	(58)	—	—	—	(10)	(68)

Balance December 31, 2016	35,689	37,298	210,846	(1,763)	3,358	285,428
Net earnings	—	—	44,940	—	413	45,353
Other comprehensive income, net	—	21,273	—	—	142	21,415
Issuance of common stock	76	—	—	—	—	76
Transactions with noncontrolling interests	(63)	—	—	—	(255)	(318)

Balance December 31, 2017	35,702	58,571	255,786	(1,763)	3,658	351,954
Adoption of new accounting pronouncements	—	(61,375)	61,305	—	—	(70)
Net earnings	—	—	4,021	—	301	4,322
Other comprehensive income, net	—	(2,211)	—	—	(52)	(2,263)
Issuance (acquisition) of common stock	59	—	—	(1,346)	—	(1,287)
Transactions with noncontrolling interests	(46)	—	—	—	(110)	(156)

Balance December 31, 2018	$35,715	$(5,015)	$321,112	$(3,109)	$3,797	$352,500

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$4,322	$45,353	$24,427
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	22,155	(1,410)	(7,553)
Depreciation and amortization	9,779	9,188	8,901
Other	2,957	458	(161)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	3,449	25,027	4,372
Deferred charges reinsurance assumed	1,174	(7,231)	(360)
Unearned premiums	1,794	1,761	968
Receivables and originated loans	(3,443)	(1,990)	(3,302)
Other assets	(1,832)	(1,665)	(373)
Other liabilities	2,002	1,194	1,684
Income taxes	(4,957)	(24,957)	4,044

Net cash flows from operating activities	37,400	45,728	32,647

Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(141,844)	(158,492)	(96,568)
Purchases of equity securities	(43,210)	(20,326)	(16,508)
Sales of U.S. Treasury Bills and fixed maturity securities	39,693	49,327	18,757
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	113,045	86,727	26,177
Sales and redemptions of equity securities	18,783	19,512	28,464
Purchases of loans and finance receivables	(1,771)	(1,435)	(307)
Collections of loans and finance receivables	342	1,702	490
Acquisitions of businesses, net of cash acquired	(3,279)	(2,708)	(31,399)
Purchases of property, plant and equipment and equipment held for lease	(14,537)	(11,708)	(12,954)
Other	(71)	(3,608)	(377)

Net cash flows from investing activities	(32,849)	(41,009)	(84,225)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,409	2,645	14,172
Proceeds from borrowings of railroad, utilities and energy businesses	7,019	3,013	3,077
Repayments of borrowings of insurance and other businesses	(7,395)	(5,465)	(2,577)
Repayments of borrowings of railroad, utilities and energy businesses	(4,213)	(3,549)	(2,123)
Changes in short term borrowings, net	(1,943)	2,079	130
Acquisition of treasury stock	(1,346)	—	—
Other	(343)	(121)	112

Net cash flows from financing activities	(5,812)	(1,398)	12,791

Effects of foreign currency exchange rate changes	(140)	248	(172)

Increase (decrease) in cash and cash equivalents and restricted cash	(1,401)	3,569	(38,959)
Cash and cash equivalents and restricted cash at beginning of year	32,212	28,643	67,602

Cash and cash equivalents and restricted cash at end of year *	$30,811	$32,212	$28,643

* Cash and cash equivalents and restricted cash at end of year are comprised of the following:
Insurance and Other	$27,749	$28,673	$24,109
Railroad, Utilities and Energy	2,612	2,910	3,939
Restricted cash, included in other assets	450	629	595

	$30,811	$32,212	$28,643

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including insurance and reinsurance, freight rail transportation, utilities and energy, manufacturing, service, retailing and finance. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding our reportable business segments is contained in Note 26. Information concerning significant business acquisitions completed over the past three years appears in Note 2. The Consolidated Financial Statements for periods before 2018 reflect reclassifications to conform to 2018 presentations. Most significantly, line items previously reported under the sub-caption Finance and Financial Products in our Consolidated Financial Statements were reclassified to corresponding line items in the Insurance and Other section. We continue to believe that reporting the Railroad, Utilities and Energy subsidiaries separately is appropriate given relative significance of long-lived assets, capital expenditures and debt, which is not guaranteed by Berkshire. In addition, certain amounts related to equity method investments were reclassified to conform to current year presentations.

The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all subsidiaries and affiliates in which we hold a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. We consolidate variable interest entities (“VIE”) when we possess both the power to direct the activities of the VIE that most significantly affect its economic performance, and we (a) are obligated to absorb the losses that could be significant to the VIE or (b) hold the right to receive benefits from the VIE that could be significant to the VIE. Intercompany accounts and transactions have been eliminated.

(b)	Use of estimates in preparation of financial statements

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim costs. In addition, estimates and assumptions associated with the amortization of deferred charges on retroactive reinsurance contracts, determinations of fair values of certain financial instruments and evaluations of goodwill and identifiable intangible assets for impairment require considerable judgment. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

(c)	Cash and cash equivalents and short-term investments in U.S. Treasury Bills

Cash equivalents consist of demand deposit and money market accounts and investments with maturities of three months or less when purchased. Short-term investments in U.S. Treasury Bills with remaining maturities exceeding three months at the time of purchase are stated at amortized cost, which approximates fair value.

(d)	Investments in fixed maturity securities

We classify investments in fixed maturity securities at the acquisition date and re-evaluate the classification at each balance sheet date. We carry held-to-maturity investments at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are securities acquired with the intent to sell in the near term and are carried at fair value with changes in fair value reported in earnings. All other fixed maturity securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. As of December 31, 2018, substantially all of our investments in fixed maturity securities were classified as available-for-sale. We amortize the difference between the original cost and maturity value of a fixed maturity security to earnings using the interest method.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(d)	Investments in fixed maturity securities (Continued)

Investment gains and losses arise when fixed maturity securities are sold (as determined on a specific identification basis) or are other-than-temporarily impaired with respect to securities classified as available-for-sale. If the value of a fixed maturity investment declines to below amortized cost and the decline is deemed to be other than temporary, the amortized cost of the investment is reduced to fair value, with a corresponding charge to earnings. We recognize an other-than-temporary impairment if we (a) intend to sell or expect to be required to sell the security before its amortized cost is recovered or (b) do not expect to ultimately recover the amortized cost basis even if we do not intend to sell the security. Under scenario (a), we recognize the loss in earnings and under scenario (b), we recognize the credit loss component in earnings and the difference between fair value and the amortized cost basis net of the credit loss in other comprehensive income.

(e)	Investments in equity securities

We carry substantially all of our investments in equity securities at fair value and record the subsequent changes in fair values in the Consolidated Statement of Earnings as a component of investment gains/losses. Prior to January 1, 2018, substantially all of our equity security investments were classified as available-for-sale and were also carried at fair value. However, we recorded the periodic changes in fair value of these securities as components of other comprehensive income and we recorded gains and losses in the Consolidated Statements of Earnings when equity securities were sold (on a specific identification basis) or were other-than-temporarily impaired.

(f)	Investments under the equity method

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock.

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

(g)	Receivables

Receivables primarily consists of balances due from customers, insurance premiums receivable and reinsurance recoverable on unpaid losses. Receivables are stated net of estimated allowances for uncollectible balances. Allowances for uncollectible balances are provided when it is probable counterparties or customers will be unable to pay all amounts due based on the contractual terms. We write-off receivables against the allowances after all reasonable collection efforts are exhausted.

(h)	Loans and finance receivables

Loans and finance receivables are predominantly manufactured housing installment loans. We carry these loans at amortized cost, net of allowances for uncollectible accounts, based on our ability and intent to hold such loans to maturity. Acquisition costs and loan origination and commitment costs paid or fees received along with acquisition premiums or discounts are amortized as yield adjustments over the lives of the loans. Substantially all of our loans and finance receivables are secured by real or personal property or by other assets of the borrower.

Allowances for credit losses on loans include estimates of losses on loans currently in foreclosure and losses on loans not currently in foreclosure. We estimate losses on loans in foreclosure based on historical experience and collateral recovery rates. Estimates of losses on loans not currently in foreclosure consider historical default rates, collateral recovery rates and prevailing economic conditions. Allowances for credit losses also incorporate the historical average time elapsed from the last payment until foreclosure.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(h)	Loans and finance receivables (Continued)

Loans are considered delinquent when payments are more than 30 days past due. We place loans over 90 days past due on nonaccrual status and accrued but uncollected interest is reversed. Subsequent collections on the loans are first applied to the principal and interest owed for the most delinquent amount. We resume interest income accrual once a loan is less than 90 days delinquent.

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

(i)	Derivatives

We carry derivative contracts in our Consolidated Balance Sheets at fair value, net of reductions permitted under master netting agreements with counterparties. We record the changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes in earnings or by our regulated utilities businesses as regulatory assets or liabilities, as applicable, when inclusion in regulated rates is probable.

(j)	Fair value measurements

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

(k)	Inventories

Inventories consist of manufactured goods, goods acquired for resale, homes constructed for sale, and materials consumed in business operations. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. We used the last-in-first-out (“LIFO”) method to value approximately 39% of consolidated inventories at December 31, 2018 with the remainder primarily determined under first-in-first-out and average cost methods. Non-LIFO inventories are stated at the lower of cost or net realizable value. The excess of current or replacement costs over costs determined under LIFO were approximately $1.0 billion as of December 31, 2018.

(l)	Property, plant and equipment

We record additions to property, plant and equipment used in operations at cost, which includes asset additions, improvements and betterments. With respect to constructed assets, all materials, direct labor and contract services as well as certain indirect costs are capitalized. Indirect costs include interest over the construction period. With respect to constructed assets of our utility and energy subsidiaries that are subject to authoritative guidance for regulated operations, capitalized costs also include an equity allowance for funds used during construction, which represents the cost of equity funds used to finance the construction of the regulated facilities. See Note 1(t).

Normal repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. Rail grinding costs related to our railroad properties are expensed as incurred.

Depreciation of assets of our regulated utilities and railroad is generally determined using group depreciation methods where rates are based on periodic depreciation studies approved by the applicable regulator. Under group depreciation, a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. When such assets are retired or sold, no gain or loss is recognized. Gains or losses on disposals of all other assets are recorded through earnings.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(l)	Property, plant and equipment (Continued)

We depreciate property, plant and equipment used by our other businesses to estimated salvage value primarily using the straight-line method over estimated useful lives. Ranges of estimated useful lives of depreciable assets used in our other businesses are as follows: buildings and improvements – 5 to 50 years, machinery and equipment – 3 to 25 years and furniture, fixtures and other – 3 to 15 years. Ranges of estimated useful lives of depreciable assets unique to our railroad business are as follows: track structure and other roadway – 9 to 100 years and locomotives, freight cars and other equipment – 6 to 41 years. Ranges of estimated useful lives of assets unique to our regulated utilities and energy businesses are as follows: utility generation, transmission and distribution systems – 5 to 80 years, interstate natural gas pipeline assets – 3 to 80 years and independent power plants and other assets – 3 to 30 years.

We evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or when the assets are held for sale. Upon the occurrence of a triggering event, we assess whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. If the carrying value exceeds the estimated recoverable amounts, we reduce the carrying value to fair value and record an impairment loss in earnings, except with respect to impairment of assets of our regulated utility and energy subsidiaries where the impacts of regulation are considered in evaluating the carrying value.

(m)	Equipment held for lease

We record additions to equipment held for lease at cost. We depreciate equipment held for lease to estimated salvage value primarily using the straight-line method over estimated useful lives ranging from 6 to 35 years. We also evaluate equipment held for lease for impairment consistent with policies for property, plant and equipment.

(n)	Goodwill and other intangible assets

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

We amortize intangible assets with finite lives in a pattern that reflects the expected consumption of related economic benefits or on a straight-line basis over the estimated economic lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with indefinite lives are tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the asset is impaired.

(o)	Revenue recognition

We earn insurance premiums on prospective property/casualty insurance and reinsurance contracts over the loss exposure or coverage period in proportion to the level of protection provided. In most cases, such premiums are earned ratably over the term of the contract with unearned premiums computed on a monthly or daily pro-rata basis. Premiums on retroactive property/casualty reinsurance contracts are earned at the inception of the contracts, as all of the underlying loss events covered by the policies occurred prior to inception. Premiums for life reinsurance and annuity contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. Premiums earned on contracts with experience-rating provisions reflect estimated loss experience under such contracts.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(o)	Revenue recognition (Continued)

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 “Revenues from Contracts with Customers.” Except as described in Note 1(w), our revenue recognition practices for contracts with customers under ASC 606 do not differ significantly from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

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

Sales revenue reflects reductions for returns, allowances, volume discounts and other incentives, some of which may be contingent on future events. In certain customer contracts, sales revenue includes certain state and local excise taxes billed to customers on specified products when those taxes are levied directly upon us by the taxing authorities. Sales revenue excludes sales taxes and value-added taxes collected on behalf of taxing authorities. Sales revenue includes consideration for shipping and other fulfillment activities performed prior to the customer obtaining control of the goods. We also elect to treat consideration for such services performed after control has passed to the customer as sales revenue.

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

Our energy revenue derives primarily from tariff based sales arrangements approved by various regulatory commissions. These tariff based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Our nonregulated energy revenue primarily relates to our renewable energy business. Energy revenues are equivalent to the amounts we have the right to invoice and correspond directly with the value to the customer of the performance to date and include billed and unbilled amounts. Payments from customers are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price, as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The primary performance obligation under our freight rail transportation service contracts is to move freight from a point of origin to a point of destination. The performance obligations are represented by bills of lading which create a series of distinct services that have a similar pattern of transfer to the customer. The revenues for each performance obligation are based on various factors including the product being shipped, the origin and destination pair, and contract incentives which are outlined in various private rate agreements, common carrier public tariffs, interline foreign road agreements and pricing quotes. The transaction price is generally a per car amount to transport railcars from a specified origin to a specified destination. Freight revenues are recognized over time as the service is performed because the customer simultaneously receives and consumes the benefits of the service. Revenues recognized represent the proportion of the service completed as of the balance sheet date. Invoices for freight transportation services are generally issued to customers and paid within 30 days or less. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(o)	Revenue recognition (Continued)

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

Leasing revenue is generally recognized ratably over the term of the lease or based on usage, if applicable under the terms of the contract. A substantial portion of our leases are classified as operating leases. Prior to January 1, 2018, we recognized revenues from the sales of fractional ownership interests in aircraft over the term of the related management services agreements, as the transfers of the ownership interests were inseparable from the management services agreements. These agreements also include provisions that require us to repurchase the fractional interest at fair market value at contract termination or upon the customer’s request following the end of a minimum commitment period. ASC 606 provides that such contracts are subject to accounting guidance for lease contracts and not ASC 606. The re-characterization of these fractional ownership interests as operating leases did not have a significant effect on our consolidated revenues or earnings.

(p)	Losses and loss adjustment expenses

We record liabilities for unpaid losses and loss adjustment expenses assumed under short duration property/casualty insurance and reinsurance contracts for loss events that have occurred on or before the balance sheet date. Such liabilities represent the estimated ultimate payment amounts without discounting for time value.

We base liability estimates on (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses. Losses and loss adjustment expenses in the Consolidated Statements of Earnings include paid claims, claim settlement costs and changes in estimated claim liabilities. Losses and loss adjustment expenses charged to earnings are net of amounts recovered and estimates of recoverable amounts under ceded reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

(q)	Retroactive reinsurance contracts

We record liabilities for unpaid losses and loss adjustment expenses assumed under retroactive reinsurance of short duration contracts consistent with other short duration property/casualty insurance and reinsurance contracts discussed in Note 1(p). With respect to retroactive reinsurance contracts, we also record deferred charge assets at the inception of the contracts, representing the excess, if any, of the estimated ultimate claim liabilities over the premiums earned. We subsequently amortize the deferred charge assets over the expected claim settlement periods using the interest method. Changes to the estimated timing or amount of future loss payments also produce changes in deferred charge balances. We apply changes in such estimates retrospectively and the resulting changes in deferred charge balances, together with periodic amortization, are included in insurance losses and loss adjustment expenses in the Consolidated Statements of Earnings.

(r)	Insurance policy acquisition costs

We capitalize the incremental costs that directly relate to the successful sale of insurance contracts, subject to ultimate recoverability, and we subsequently amortize such costs to underwriting expenses as the related premiums are earned. Direct incremental acquisition costs include commissions, premium taxes and certain other costs associated with successful efforts. We expense all other underwriting costs as incurred. The recoverability of capitalized insurance policy acquisition costs generally reflects anticipation of investment income. The unamortized balances are included in other assets and were $2,658 million and $2,529 million at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(s)	Life and annuity insurance benefits

We compute our liabilities for insurance benefits under life contracts based upon estimated future investment yields, expected mortality, morbidity, and lapse or withdrawal rates as well as estimates of premiums we expect to receive and expenses we expect to incur in the future. These assumptions, as applicable, also include a margin for adverse deviation and may vary with the characteristics of the contract’s date of issuance, policy duration and country of risk. The interest rate assumptions used may vary by contract or jurisdiction. We discount periodic payment annuity liabilities based on the implicit rate as of the inception of the contracts such that the present value of the liabilities equals the premiums. Discount rates range from less than 1% to 7%.

(t)	Regulated utilities and energy businesses

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

(u)	Foreign currency

The accounts of our non-U.S. based subsidiaries are measured, in most instances, using functional currencies other than the U.S. Dollar. Revenues and expenses of these subsidiaries are translated into U.S. Dollars at the average exchange rate for the period and assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of these subsidiaries are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the reporting entity, including gains and losses from the remeasurement of assets and liabilities due to changes in currency exchange rates, are included in earnings.

(v)	Income taxes

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(w)	New accounting pronouncements adopted in 2018

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASC 606. Prior year financial statements were not restated. A summary of the effects of the initial adoption of ASU 2016-01, ASU 2018-02 and ASC 606 follows (in millions).

	ASU 2016-01	ASU 2018-02	ASC 606	Total
Increase (decrease):
Assets	$—	$—	$3,382	$3,382
Liabilities	—	—	3,453	3,453
Accumulated other comprehensive income	(61,459)	84	—	(61,375)
Retained earnings	61,459	(84)	(70)	61,305
Shareholders’ equity	—	—	(70)	(70)

With respect to ASU 2016-01, beginning in 2018, unrealized gains and losses from the changes in the fair values of our equity securities during the period are included within investment gains (losses) in the Consolidated Statements of Earnings. For periods ending prior to January 1, 2018, we recognized gains and losses in earnings when we sold equity securities and for other-than-temporary impairment losses and we recorded unrealized gains and losses from the changes in fair value of such securities in other comprehensive income. As of January 1, 2018, we reclassified net after-tax unrealized gains on equity securities from accumulated other comprehensive income to retained earnings.

In adopting ASU 2018-02, we reclassified the stranded deferred income tax effects arising from the reduction in the U.S. statutory income tax rate under the U.S. Tax Cuts and Jobs Act that were included in accumulated other comprehensive income as of January 1, 2018 to retained earnings. The effect of the reduction in the U.S statutory income tax rate on other comprehensive income items was recorded in earnings in December 2017.

In adopting ASC 606, we recorded increases to certain assets and other liabilities, with the cumulative net effect recorded to retained earnings. Prior to January 1, 2018, we recognized revenues from the sales of fractional ownership interests in aircraft over the term of the related management services agreements, as the transfers of the ownership interests were inseparable from the management services agreements. These agreements also include provisions that require us to repurchase the fractional interest at fair market value at contract termination or upon the customer’s request following the end of a minimum commitment period. ASC 606 provides that such contracts are subject to accounting guidance for lease contracts. The principal effects of this re-characterization were to increase equipment held for lease and aircraft repurchase liabilities and unearned lease revenues by approximately $3.5 billion.

(x)	New accounting pronouncements to be adopted subsequent to December 31, 2018

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases,” which together with subsequent amendments is included in ASC 842 “Leases.” Most significantly, ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. ASC 842 also addresses accounting and reporting by lessors, which is not significantly different from current accounting and reporting, and further provides for qualitative and quantitative disclosures. We adopted ASC 842 as of January 1, 2019 under the modified retrospective method with respect to lease contracts in effect as of the adoption date.

We are party to contracts where we are the lessee and other contracts where we are the lessor. For contracts where we are the lessee, our consolidated assets and liabilities increased by approximately $6 billion as of January 1, 2019, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases. We do not believe the adoption of ASC 842 will have a material effect on our consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(x)	New accounting pronouncements to be adopted subsequent to December 31, 2018 (Continued)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses,” which provides for the recognition and measurement at the reporting date of all expected credit losses for financial assets held at amortized cost and for available-for-sale debt securities. Currently, credit losses are recognized and measured when such losses become probable based on the prevailing facts and circumstances. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04 “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption of ASU 2017-04, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over its fair value and will be limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted.

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

In 2016, National Indemnity Company (“NICO”), a wholly-owned subsidiary, entered into a definitive agreement to acquire Medical Liability Mutual Insurance Company (“Medical Liability Mutual”), a writer of medical professional liability insurance domiciled in New York. The acquisition price was approximately $2.5 billion. The acquisition closed on October 1, 2018, at which time, Medical Liability Mutual’s name was changed to MLMIC Insurance Company (“MLMIC”). As of the acquisition date, the fair value of MLMIC’s assets was approximately $6.1 billion, including cash ($230 million) and investments ($5.2 billion), and liabilities were approximately $3.6 billion, consisting primarily of unpaid losses and loss adjustment expenses ($3.2 billion). MLMIC premiums earned for the year ending December 31, 2018 were approximately $400 million.

In each of the past three years, we also completed several smaller-sized business acquisitions, which we consider as “bolt-ons” to several of our existing business operations. Aggregate consideration paid for bolt-on acquisitions was approximately $1.0 billion in 2018, $2.7 billion in 2017 and $1.4 billion in 2016. We do not believe that these acquisitions are material, individually or in the aggregate to our Consolidated Financial Statements.

On January 29, 2016, Berkshire acquired all outstanding common stock of Precision Castparts Corp. (“PCC”) for cash of approximately $32.7 billion, which included the value of PCC shares we already owned. We funded the acquisition with a combination of existing cash balances and proceeds from a temporary credit facility. PCC is a worldwide, diversified manufacturer of complex metal components and products, serving the aerospace, power and general industrial markets. PCC also produces titanium and nickel superalloy melted and mill products for the aerospace, chemical processing, oil and gas and pollution control industries, and manufactures extruded seamless pipe, fittings and forgings for power generation and oil and gas applications.

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

	PCC	Duracell
Cash and cash equivalents	$250	$1,807
Inventories	3,430	319
Property, plant and equipment	2,765	359
Goodwill	16,011	866
Other intangible assets	23,527	1,550
Other assets	1,916	242

Assets acquired	$47,899	$5,143

Accounts payable, accruals and other liabilities	$2,442	$410
Notes payable and other borrowings	5,251	—
Income taxes, principally deferred	7,548	494

Liabilities assumed	$15,241	$904

Net assets	$32,658	$4,239

(3)	Investments in fixed maturity securities

Investments in fixed maturity securities as of December 31, 2018 and 2017 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
U.S. Treasury, U.S. government corporations and agencies	$4,223	$22	$(22)	$4,223
States, municipalities and political subdivisions	182	7	—	189
Foreign governments	7,480	50	(28)	7,502
Corporate bonds	7,055	408	(23)	7,440
Mortgage-backed securities	487	59	(2)	544

	$19,427	$546	$(75)	$19,898

December 31, 2017
U.S. Treasury, U.S. government corporations and agencies	$3,975	$4	$(26)	$3,953
States, municipalities and political subdivisions	847	19	(12)	854
Foreign governments	8,572	274	(24)	8,822
Corporate bonds	6,279	588	(5)	6,862
Mortgage-backed securities	772	92	(2)	862

	$20,445	$977	$(69)	$21,353

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2018, approximately 88% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2018 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$ 6,973	$10,937	$438	$592	$487	$19,427
Fair value	6,982	10,994	494	884	544	19,898

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2018 and 2017 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2018 *
Banks, insurance and finance	$44,332	$38,260	$82,592
Consumer products	38,783	22,838	61,621
Commercial, industrial and other	19,752	8,792	28,544

	$102,867	$69,890	$172,757

*

Approximately 68% of the aggregate fair value was concentrated in five companies (American Express Company – $14.5 billion; Apple Inc. – $40.3 billion; Bank of America Corporation – $22.6 billion; The Coca-Cola Company – $18.9 billion and Wells Fargo & Company – $20.7 billion).

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

In 2011, we acquired 50,000 shares of 6% Non-Cumulative Perpetual Preferred Stock of Bank of America Corporation (“BAC”) with a liquidation value of $100,000 per share (“BAC Preferred”) and warrants to purchase up to 700,000,000 shares of common stock of BAC (“BAC Warrants”) at $7.142857 per share (up to $5 billion in the aggregate). On August 24, 2017, we exercised all of our BAC Warrants and acquired 700,000,000 shares of BAC common stock. We also surrendered substantially all of our BAC Preferred as payment of the $5 billion cost to exercise the BAC Warrants and acquire the BAC common stock. Our investment in BAC is included in the banks, insurance and finance category.

Notes to Consolidated Financial Statements (Continued)

(5)	Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these is our investment in the common stock of The Kraft Heinz Company (“Kraft Heinz”). Kraft Heinz is one of the world’s largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products.

Berkshire currently owns 325,442,152 shares of Kraft Heinz common stock representing 26.7% of the outstanding shares. Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment at December 31, 2018 and 2017 was approximately $14.0 billion and $25.3 billion, respectively. Our carrying value of this investment at December 31, 2018 and 2017 was approximately $13.8 billion and $17.6 billion, respectively. We recorded equity method losses in 2018 of approximately $2.7 billion compared to earnings of $2.9 billion in 2017 and $923 million in 2016. Our losses in 2018 included our share of intangible asset impairment losses recorded by Kraft Heinz. In 2017, our earnings reflected our share of certain one-time effects of the Tax Cuts and Jobs Act of 2017 on Kraft Heinz’s net earnings. We received dividends on the common stock of $814 million and $797 million in 2018 and 2017, respectively, which we recorded as reductions of our investment.

Summarized unaudited financial information of Kraft Heinz follows (in millions).

	December 29, 2018	December 30, 2017
Assets	$ 103,627	$ 120,232
Liabilities	51,721	53,985

	Year ending December 29, 2018	Year ending December 30, 2017	Year ending December 31, 2016
Sales	$26,259	$26,085	$26,335

Net earnings (losses) attributable to Kraft Heinz common shareholders	$(10,229)	$10,999	$3,452

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC, d/b/a Pilot Flying J (“Pilot Flying J”), and Electric Transmission Texas, LLC (“ETT”). The carrying value of our investments in these entities was approximately $3.5 billion as of December 31, 2018 and $3.4 billion as of December 31, 2017. Our equity method earnings in these entities were $563 million in 2018, $76 million in 2017 and $186 million in 2016. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”), formerly known as Leucadia National Corporation, owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. On December 31, 2018, Berkadia’s commercial paper outstanding was $1.47 billion. The commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. In addition, a Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest.

On October 3, 2017, we entered into an investment agreement and an equity purchase agreement whereby we acquired a 38.6% interest in Pilot Flying J, headquartered in Knoxville, Tennessee. Pilot Flying J is one of the largest operators of travel centers in North America, with more than 28,000 team members, 750 locations across the U.S. and Canada, and more than $20 billion in annual revenues. The Haslam family currently owns a 50.1% interest in Pilot Flying J and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire in 2023 an additional 41.4% interest in Pilot Flying J with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot Flying J in 2023.

Notes to Consolidated Financial Statements (Continued)

(6)	Investment gains/losses

Investment gains/losses for each of the three years ending December 31, 2018 are summarized below (in millions).

	2018	2017	2016
Equity securities:
Unrealized investment gains/losses on securities held at the end of the period	$(22,729)	$—	$—
Investment gains/losses during 2018 on securities sold in 2018	291	—	—
Gross realized gains	—	2,237	7,853
Gross realized losses	—	(919)	(415)

	(22,438)	1,318	7,438

Fixed maturity securities:
Gross realized gains	480	103	58
Gross realized losses	(227)	(22)	(51)
Other	30	11	108

	$(22,155)	$1,410	$7,553

Prior to 2018, we recognized investment gains and losses in earnings when we sold or otherwise disposed of equity securities based on the difference between the proceeds from the sale and the cost of the securities and also when we recognized other-than-temporary impairment losses. Beginning in 2018, equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own. See Note 1(w). Prior to 2018, we recorded the changes in unrealized gains and losses on our investments in equity securities in other comprehensive income.

During 2018, as reflected in the Consolidated Statement of Cash Flows, we received proceeds of approximately $18.8 billion from sales of equity securities. In the preceding table, investment gains/losses on equity securities sold during 2018 reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. Our taxable gains on equity securities sold during 2018, which are generally the difference between the proceeds from sales and our original cost, were $3.3 billion.

Net gains from equity securities in 2017 included approximately $1.0 billion related to the surrender of substantially all of our BAC Preferred as described in Note 4. Gross gains from equity securities in 2016 included approximately $4.2 billion from the redemptions of our investments in Wm. Wrigley Jr. Company and Kraft Heinz preferred stock and from the sale of Dow Chemical Company common stock received in the conversion of our Dow Chemical preferred stock investment. In 2016, we also recorded a non-cash holding gain of approximately $1.1 billion from the exchange of P&G common stock in connection with the acquisition of Duracell. See Note 2.

(7)	Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	December 31,
	2018	2017
Loans and finance receivables before allowances and discounts	$16,622	$14,126
Allowances for uncollectible loans	(177)	(180)
Unamortized acquisition discounts	(165)	(198)

	$16,280	$13,748

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for 2018 and 2017 were $141 million and $160 million, respectively. Loan charge-offs, net of recoveries, were $144 million in 2018 and $162 million in 2017. At December 31, 2018, approximately 98% of the manufactured housing loan balances were evaluated collectively for impairment, with the remainder evaluated individually. As part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2018, we considered approximately 99% of the loan balances to be performing and approximately 95% of the loan balances to be current as to payment status.

Additionally, during 2018, an insurance subsidiary entered into an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which matures on July 31, 2023. As of December 31, 2018, the outstanding loans under the facility were approximately $1.6 billion.

Notes to Consolidated Financial Statements (Continued)

(8)	Other receivables

Other receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,
	2018	2017
Insurance premiums receivable	$12,452	$11,058
Reinsurance recoverable on unpaid losses	3,060	3,201
Trade receivables	12,617	12,031
Other	3,823	3,464
Allowances for uncollectible accounts	(388)	(362)

	$31,564	$29,392

Receivables of our railroad and our utilities and energy businesses are comprised of the following (in millions).

	December 31,
	2018	2017
Trade receivables	$3,433	$3,346
Other	362	313
Allowances for uncollectible accounts	(129)	(128)

	$3,666	$3,531

Trade receivables include unbilled revenue of $554 million and $665 million as of December 31, 2018 and 2017, respectively, attributable to the regulated utility businesses.

(9)	Inventories

Inventories are comprised of the following (in millions).

	December 31,
	2018	2017
Raw materials	$4,182	$3,479
Work in process and other	2,625	2,568
Finished manufactured goods	4,541	4,505
Goods acquired for resale	7,721	6,814

	$19,069	$17,366

(10)	Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	December 31,
	2018	2017
Land	$2,536	$2,523
Buildings and improvements	9,959	9,409
Machinery and equipment	22,574	21,190
Furniture, fixtures and other	4,758	4,519

	39,827	37,641
Accumulated depreciation	(19,199)	(17,773)

	$20,628	$19,868

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant and equipment (Continued)

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	December 31,
	2018	2017
Railroad:
Land, track structure and other roadway	$59,509	$57,408
Locomotives, freight cars and other equipment	13,016	12,543
Construction in progress	664	989

	73,189	70,940
Accumulated depreciation	(10,004)	(8,627)

	63,185	62,313

Utilities and energy:
Utility generation, transmission and distribution systems	77,288	74,660
Interstate natural gas pipeline assets	7,524	7,176
Independent power plants and other assets	8,324	7,499
Construction in progress	3,110	2,556

	96,246	91,891
Accumulated depreciation	(27,651)	(26,020)

	68,595	65,871

	$131,780	$128,184

Depreciation expense for each of the three years ending December 31, 2018 is summarized below (in millions).

	2018	2017	2016
Insurance and other	$2,186	$2,116	$2,017
Railroad, utilities and energy	5,098	4,852	4,639

	$7,284	$6,968	$6,656

(11)	Equipment held for lease

Equipment held for lease is summarized below (in millions). Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. In conjunction with the adoption of ASC 606, we recorded a net asset of approximately $3.5 billion related to aircraft sold under fractional aircraft ownership programs in aircraft. Such amount included cost of approximately $5.3 billion, net of accumulated depreciation of $1.8 billion. We also recorded other liabilities of approximately $3.5 billion for estimated aircraft repurchase liabilities and unearned lease revenues, substantially offsetting the amount recorded in aircraft. See Note 1(w).

	December 31,
	2018	2017
Railcars	$8,862	$8,352
Aircraft	7,376	1,456
Other equipment held for lease	4,379	3,967

	20,617	13,775
Accumulated depreciation	(6,319)	(3,608)

	$14,298	$10,167

Depreciation expense for equipment held for lease was $1,102 million in 2018, $751 million in 2017 and $755 million in 2016. As of December 31, 2018, the minimum future lease rentals to be received on equipment held for lease were as follows (in millions): 2019 – $2,493; 2020 – $1,771; 2021 – $1,222; 2022 – $779; 2023 – $421; and thereafter – $377.

Notes to Consolidated Financial Statements (Continued)

(12)	Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill during 2018 and 2017 follows (in millions).

	December 31,
	2018	2017
Balance at beginning of year	$81,258	$79,486
Acquisitions of businesses	376	1,545
Other, including foreign currency translation	(609)	227

Balance at end of year	$81,025	$81,258

Our other intangible assets and related accumulated amortization are summarized as follows (in millions).

	December 31, 2018		December 31, 2017
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,493	$8,994	$40,225	$7,707
Railroad, utilities and energy	1,011	362	988	324

	$41,504	$9,356	$41,213	$8,031

Trademarks and trade names	$5,368	$750	$5,381	$692
Patents and technology	4,446	2,790	4,341	2,493
Customer relationships	28,375	4,573	28,322	3,722
Other	3,315	1,243	3,169	1,124

	$41,504	$9,356	$41,213	$8,031

Intangible asset amortization expense was $1,393 million in 2018, $1,469 million in 2017 and $1,490 million in 2016. Estimated amortization expense over the next five years is as follows (in millions): 2019 – $1,318; 2020 – $1,224; 2021 – $1,136; 2022 – $1,063 and 2023 – $1,018. Intangible assets with indefinite lives as of December 31, 2018 and 2017 were $18.9 billion and primarily related to certain customer relationships and trademarks and trade names.

(13)	Derivative contracts

We are party to derivative contracts through certain of our subsidiaries. Currently, the most significant derivative contracts consist of equity index put option contracts. The liabilities and related notional values of these contracts follows (in millions).

	Liabilities	Notional Value
December 31, 2018	$2,452	$26,759
December 31, 2017	2,172	28,753

Notional value represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date.

Notes to Consolidated Financial Statements (Continued)

(13)	Derivative contracts (Continued)

We recorded derivative contract losses of $300 million in 2018 and gains of $718 million in 2017, with respect to our equity index put option contracts. The losses in 2018 were primarily due to decreases in equity index values during the fourth quarter. Derivative contract gains in 2016 were $751 million, which included $662 million related to equity index put option contracts and $89 million related to a credit default contract that was terminated.

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. The remaining contracts expire between April 2019 and October 2025. At December 31, 2018, the remaining weighted average life of all contracts was approximately 1.9 years. In 2018, one equity index put option contract expired and another contract was terminated by mutual agreement with the counterparty. These contracts had an aggregate notional value of approximately $1.2 billion. Contracts with notional values of $12.2 billion will expire in 2019.

Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of $4.0 billion on the remaining contracts at the contract inception dates and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $1,653 million at December 31, 2018 and $789 million at December 31, 2017. These contracts may not be unilaterally terminated or fully settled before the expiration dates and the ultimate amount of cash basis gains or losses on these contracts will not be determined until the contract expiration dates.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2018, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. We may use forward purchases and sales, futures, swaps and options to manage a portion of these price risks. Most of the net derivative contract assets or liabilities of our regulated utilities are probable of recovery through rates and are offset by regulatory liabilities or assets. Derivative contract assets are included in other assets and were $172 million as of December 31, 2018 and $142 million as of December 31, 2017. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $111 million as of December 31, 2018 and $82 million as of December 31, 2017.

(14)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2018 is presented in the following table (in millions).

	2018	2017	2016
Cash paid during the period for:
Income taxes	$4,354	$3,286	$4,719
Interest:
Insurance and other	1,111	1,260	944
Railroad, utilities and energy	2,867	2,828	2,788
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	3,735	747	16,555
Equity securities exchanged in connection with business acquisitions	—	—	4,239
Conversions and other exchanges of investments	—	—	4,154
Equity securities surrendered in connection with warrant exercise	—	4,965	—

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under short duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 16), for each of the three years ending December 31, 2018 is as follows (in millions).

	2018	2017	2016
Balances – beginning of year:
Gross liabilities	$61,122	$53,379	$50,519
Reinsurance recoverable on unpaid losses	(3,201)	(3,338)	(3,307)

Net liabilities	57,921	50,041	47,212

Incurred losses and loss adjustment expenses:
Current accident year events	39,876	37,702	30,636
Prior accident years’ events	(1,406)	(544)	(1,443)

Total incurred losses and loss adjustment expenses	38,470	37,158	29,193

Paid losses and loss adjustment expenses:
Current accident year events	(18,391)	(17,425)	(14,898)
Prior accident years’ events	(15,452)	(12,507)	(10,929)

Total payments	(33,843)	(29,932)	(25,827)

Foreign currency translation adjustment	(331)	654	(537)
Business acquisition	3,181	—	—

Balances – end of year:
Net liabilities	65,398	57,921	50,041
Reinsurance recoverable on unpaid losses	3,060	3,201	3,338

Gross liabilities	$68,458	$61,122	$53,379

Incurred losses and loss adjustment expenses in the preceding table were recorded in earnings in each period and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Current accident year losses in 2018 included $1.6 billion from four significant catastrophe events, while current accident year losses in 2017 included approximately $3 billion from six significant catastrophe events during that year. As discussed in Note 2, NICO acquired MLMIC, a writer of medical professional liability insurance, on October 1, 2018.

Incurred losses and loss adjustment expenses from the net reductions of estimated ultimate liabilities for prior accident years were $1,406 million in 2018, $544 million in 2017 and $1,443 million in 2016. These reductions, as percentages of the net liabilities at the beginning of each year, were 2.4% in 2018, 1.1% in 2017 and 3.1% in 2016.

Estimated ultimate liabilities for prior years’ loss events related to primary insurance were decreased $937 million in 2018, $249 million in 2017 and $569 million in 2016. These decreases were primarily attributable to lower than anticipated medical malpractice and workers’ compensation losses. Liabilities for prior years’ private passenger auto claims were also reduced in 2018 and 2016, but were increased in 2017.

Estimated ultimate liabilities for prior years’ loss events related to property and casualty reinsurance were reduced $469 million in 2018, $295 million in 2017 and $874 million in 2016. The decrease in 2017 was net of increased losses from a United Kingdom government-mandated change to the computation of certain personal injury lump sum settlements and higher than expected property losses.

Estimated claim liabilities for environmental, asbestos and other latent injury exposures, net of reinsurance recoverable, were approximately $1.7 billion at December 31, 2018 and $1.6 billion at December 31, 2017. These liabilities are subject to change due to changes in the legal and regulatory environment as described in Note 16. We are unable to reliably estimate additional losses or a range of losses that are reasonably possible for these claims.

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

A reconciliation of the disaggregated net unpaid losses and allocated loss adjustment expenses (the latter referred to as “ALAE”) of GEICO, Berkshire Hathaway Reinsurance Group (“BHRG”) and Berkshire Hathaway Primary Group (“BH Primary”) to our consolidated unpaid losses and loss adjustment expenses as of December 31, 2018, follows (in millions).

	GEICO	BHRG Property	BHRG Casualty	BH Primary Medical Professional Liability	BH Primary Workers’ Compensation and Other Casualty	Total
Unpaid losses and ALAE, net	$17,318	$9,395	$19,966	$7,288	$8,694	$62,661
Reinsurance recoverable	896	312	850	53	940	3,051
Unpaid unallocated loss adjustment expenses						2,015
Other unpaid losses and loss adjustment expenses						731

Unpaid losses and loss adjustment expenses						$68,458

GEICO

GEICO’s claim liabilities predominantly relate to various types of private passenger auto liability and physical damage claims. For such claims, we establish and evaluate unpaid claim liabilities using standard actuarial loss development methods and techniques. The actuarial methods utilize historical claims data, adjusted when deemed appropriate to reflect perceived changes in loss patterns. Claim liabilities include average, case, case development and IBNR estimates.

We establish average liabilities based on expected severities for newly reported physical damage and liability claims prior to establishing an individual case reserve when we have insufficient time or information to make specific claim estimates and for a large number of minor physical damage claims that once reported are quickly settled. We establish liability case loss estimates, which includes loss adjustment expenses, once the facts and merits of the claim are evaluated.

Estimates for liability coverages are more uncertain primarily due to the longer claim-tails, the greater chance of protracted litigation and the incompleteness of facts at the time the case estimate is first established. The “claim-tail” is the time period between the claim occurrence date and settlement date. Consequently, we establish additional case development liabilities, which are usually percentages of the case liabilities. For unreported claims, IBNR liabilities are estimated by projecting the ultimate number of claims expected (reported and unreported) for each significant coverage and deducting reported claims to produce estimated unreported claims. The product of the average cost per unreported claim and the number of unreported claims produces the IBNR liability estimate. We may record supplemental IBNR liabilities in certain situations when actuarial techniques are difficult to apply.

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

GEICO’s incurred and paid losses and ALAE, net of reinsurance, are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2018. Claim counts are established when accidents that may result in a liability are reported and are based on policy coverage. Each claim event may generate claims under multiple coverages, and thus may result in multiple counts. The “Cumulative Number of Reported Claims” includes the combined number of reported claims for all policy coverages and excludes projected IBNR claims. Dollars are in millions.

Accident Year	Incurred Losses and ALAE through December 31,					IBNR and Case Development Liabilities	Cumulative Number of Reported Claims (in thousands)
	2014*	2015*	2016*	2017*	2018
2014	$14,680	$14,572	$14,559	$14,589	$14,651	$ 148	7,976
2015		16,887	16,875	16,993	17,039	319	8,926
2016			19,106	19,390	19,364	823	9,633
2017				22,675	22,257	2,208	10,816
2018					24,120	4,659	10,968

	Incurred losses and ALAE				$97,431

Accident Year	Cumulative Paid Losses and ALAE through December 31,
	2014*	2015*	2016*	2017*	2018
2014	$9,199	$12,036	$13,140	$13,850	$14,273
2015		10,606	13,858	15,285	16,186
2016			12,020	15,862	17,493
2017				13,878	18,249
2018					14,498

	Paid losses and ALAE				80,699

Net unpaid losses and ALAE for 2014 – 2018 accident years					16,732
Net unpaid losses and ALAE for accident years before 2014					586

Net unpaid losses and ALAE					$17,318

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

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

Incurred and paid losses and ALAE of BHRG are disaggregated based on losses that are expected to have shorter claim-tails (property) and losses expected to have longer claim-tails (casualty). Under certain contracts, the coverage can apply to multiple lines of business written by the ceding company, whether property, casualty or combined, and the ceding company may not report loss data by such lines consistently, if at all. In those instances, we allocated losses to property and casualty coverages based on internal estimates. BHRG’s disaggregated incurred and paid losses and ALAE are summarized by accident year, net of reinsurance. IBNR and case development liabilities are as of December 31, 2018. Dollars are in millions.

BHRG Property

Accident Year	Incurred Losses and ALAE through December 31,										IBNR and Case Development Liabilities
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$2,366	$2,037	$2,232	$2,154	$2,058	$2,031	$1,990	$1,985	$1,984	$1,984	$ 7
2010		2,523	2,380	2,408	2,274	2,180	2,145	2,126	2,106	2,114	23
2011			4,300	4,084	3,810	3,720	3,719	3,689	3,666	3,652	52
2012				3,144	2,833	2,629	2,389	2,336	2,333	2,315	65
2013					3,196	3,039	2,695	2,604	2,584	2,524	105
2014						2,621	2,427	2,315	2,171	2,115	120
2015							3,244	3,088	2,531	2,938	136
2016								3,267	3,906	3,625	583
2017									5,248	4,958	600
2018										4,373	2,125

Incurred losses and ALAE										$30,598

Accident Year	Cumulative Paid Losses and ALAE through December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$402	$1,110	$1,613	$1,777	$1,846	$1,916	$1,950	$1,959	$1,961	$1,963
2010		336	1,024	1,506	1,772	1,931	1,987	2,033	2,058	2,065
2011			701	2,282	2,931	3,200	3,310	3,398	3,440	3,485
2012				266	1,222	1,801	1,939	2,028	2,103	2,123
2013					516	1,427	1,866	2,063	2,184	2,264
2014						465	1,244	1,569	1,708	1,773
2015							569	1,590	1,940	2,135
2016								703	1,792	2,187
2017									1,026	2,713
2018										910

Paid losses and ALAE										21,618

Net unpaid losses and ALAE for 2009 – 2018 accident years										8,980
Net unpaid losses and ALAE for accident years before 2009										415

Net unpaid losses and ALAE										$9,395

*	Unaudited supplemental information

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

BHRG Casualty

Accident Year	Incurred Losses and ALAE through December 31,										IBNR and Case Development Liabilities
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$2,375	$2,687	$2,546	$2,476	$2,414	$2,339	$2,292	$2,231	$2,192	$ 2,209	$213
2010		2,301	2,387	2,322	2,258	2,139	2,090	2,044	1,883	1,963	228
2011			2,609	2,696	2,567	2,508	2,418	2,327	2,320	2,282	363
2012				2,789	2,964	2,799	2,864	2,793	2,682	2,615	514
2013					2,130	2,259	2,290	2,134	2,082	2,028	544
2014						1,867	2,061	2,029	1,991	1,905	611
2015							1,875	2,072	2,099	2,000	647
2016								1,903	2,107	2,014	818
2017									2,189	2,676	1,141
2018										2,917	1,856

Incurred losses and ALAE										$ 22,609

Accident Year	Cumulative Paid Losses and ALAE through December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$ 247	$852	$940	$1,211	$1,430	$1,586	$1,622	$1,658	$1,684	$ 1,716
2010		118	546	838	1,026	1,278	1,374	1,437	1,482	1,531
2011			292	817	1,160	1,400	1,489	1,581	1,659	1,698
2012				309	749	1,140	1,370	1,527	1,651	1,750
2013					291	521	807	935	1,039	1,140
2014						150	478	644	753	875
2015							196	491	714	834
2016								253	556	734
2017									231	568
2018										267

Paid losses and ALAE										11,113

		Net unpaid losses and ALAE for 2009 – 2018 accident years								11,496
		Net unpaid losses and ALAE for accident years before 2009								8,470

		Net unpaid losses and ALAE								$ 19,966

*	Unaudited supplemental information

BH Primary

BH Primary’s liabilities for unpaid losses and loss adjustment expenses primarily derive from medical professional liability and workers’ compensation and other casualty insurance, including commercial auto and general liability insurance. Incurred and paid losses and ALAE are summarized by accident year in the following tables, disaggregated by medical professional liability and workers’ compensation and other casualty coverages. IBNR and case development liabilities are as of December 31, 2018. The cumulative number of reported claims reflects the number of individual claimants, and includes claims that ultimately result in no liability or payment. Dollars are in millions.

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

BH Primary Medical Professional Liability

We estimate the ultimate expected incurred losses and loss adjustment expenses for medical professional claim liabilities using commonly accepted actuarial methodologies such as the paid and incurred development method, Bornhuetter-Ferguson based methods, hindsight outstanding severity method, trended severity method and trended pure premium method. Using a combination of these methodologies produces a range of loss estimates from which we determine our best estimate. Periodically, we study developments in older accident years and adjust initial loss estimates to reflect recent development based upon claim age, coverage and litigation experience. As previously noted, MLMIC was acquired on October 1, 2018. MLMIC’s incurred and paid losses and ALAE are included for all years presented retrospectively.

Accident Year	Incurred Losses and ALAE through December 31,										IBNR and Case Development Liabilities	Cumulative Number of Reported Claims (in thousands)
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$1,423	$1,349	$1,294	$1,251	$1,153	$1,060	$988	$941	$922	$904	$ 22	13
2010		1,399	1,346	1,348	1,329	1,234	1,140	1,085	1,031	1,006	43	13
2011			1,346	1,334	1,321	1,262	1,173	1,115	1,050	1,004	71	13
2012				1,336	1,306	1,277	1,223	1,168	1,078	1,035	108	13
2013					1,328	1,296	1,261	1,195	1,127	1,086	160	12
2014						1,370	1,375	1,305	1,246	1,218	296	13
2015							1,374	1,342	1,269	1,290	450	14
2016								1,392	1,416	1,414	641	14
2017									1,466	1,499	1,011	18
2018										1,602	1,410	15

			Incurred losses and ALAE							$12,058

Accident Year	Cumulative Paid Losses and ALAE through December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$5	$90	$203	$350	$480	$619	$699	$753	$789	$810
2010		15	95	224	377	526	654	745	810	853
2011			16	82	200	356	517	632	711	767
2012				15	93	218	377	522	642	725
2013					15	90	219	368	518	635
2014						21	106	238	396	540
2015							23	108	218	382
2016								22	115	274
2017									27	128
2018										35

			Paid losses and ALAE							5,149

		Net unpaid losses and ALAE for 2009 – 2018 accident years								6,909
		Net unpaid losses and ALAE for accident years before 2009								379

		Net unpaid losses and ALAE								$7,288

*	Unaudited supplemental information

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

BH Primary Workers’ Compensation and Other Casualty

We periodically evaluate ultimate loss and loss adjustment expense estimates for the workers’ compensation and other casualty claims using a combination of commonly accepted actuarial methodologies such as the Bornhuetter-Ferguson and chain-ladder approaches using paid and incurred loss data. Paid and incurred loss data is segregated and analyzed by state due to the different state regulatory frameworks that may impact certain factors including the duration and amount of loss payments. We also separately study the various components of liabilities, such employee lost wages, medical expenses and the costs of claims investigations and administration. We establish case liabilities for reported claims based upon the facts and circumstances of the claim. The excess of the ultimate projected losses, including the expected development of case estimates, and the case-basis liabilities is included in IBNR liabilities.

Accident Year	Incurred Losses and ALAE through December 31,										IBNR and Case Development Liabilities	Cumulative Number of Reported Claims (in thousands)
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$732	$673	$676	$632	$609	$595	$589	$585	$576	$562	$40	46
2010		715	675	644	609	589	584	576	562	553	42	47
2011			786	706	709	657	653	647	632	622	72	51
2012				907	887	876	828	815	792	779	105	63
2013					1,339	1,310	1,257	1,210	1,173	1,148	188	83
2014						1,866	1,737	1,716	1,641	1,572	287	112
2015							2,314	2,244	2,156	2,124	445	133
2016								2,656	2,561	2,475	833	127
2017									3,262	3,122	1,395	143
2018										3,761	2,459	142

			Incurred losses and ALAE							$16,718

Accident Year	Cumulative Paid Losses and ALAE through December 31,
	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018
2009	$99	$228	$328	$389	$434	$464	$488	$499	$503	$507
2010		106	250	327	393	437	465	479	484	491
2011			114	222	344	415	470	498	512	522
2012				101	301	422	515	576	607	627
2013					193	452	650	776	842	887
2014						247	581	837	1,046	1,155
2015							297	715	1,044	1,328
2016								332	792	1,181
2017									467	1,078
2018										570

			Paid losses and ALAE							8,346

		Net unpaid losses and ALAE for 2009 – 2018 accident years								8,372
		Net unpaid losses and ALAE for accident years before 2009								322

		Net unpaid losses and ALAE								$8,694

*	Unaudited supplemental information

Notes to Consolidated Financial Statements (Continued)

(15)	Unpaid losses and loss adjustment expenses (Continued)

Supplemental unaudited average historical claims duration information based on the net losses and ALAE incurred and paid accident year data in the preceding tables follows. The percentages show the average portions of net losses and ALAE paid by each succeeding year, with year 1 representing the current accident year.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
In Year	1	2	3	4	5	6	7	8	9	10
GEICO	61.7%	19.6%	8.1%	4.9%	2.8%
BHRG Property	19.0%	36.1%	18.3%	7.9%	4.3%	3.0%	1.5%	1.0%	0.2%	0.1%
BHRG Casualty	10.4%	17.8%	11.5%	8.5%	7.4%	5.1%	3.0%	1.9%	1.8%	1.4%
BH Primary Medical Professional Liability	1.6%	7.3%	11.5%	14.5%	14.1%	12.4%	8.4%	6.0%	4.1%	2.3%
BH Primary Workers’ Compensation and Other Casualty	15.8%	21.5%	16.5%	12.0%	7.6%	4.6%	2.9%	1.5%	1.0%	0.7%

(16)	Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, if applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the three years ended December 31, 2018 follows (in millions).

	2018		2017		2016
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances – beginning of year	$42,937	$(15,278)	$24,972	$(8,047)	$24,058	$(7,687)

Incurred losses and loss adjustment expenses
Current year contracts	603	(86)	19,005	(7,730)	2,136	(874)
Prior years’ contracts	(341)	1,260	(41)	499	(63)	514

Total	262	1,174	18,964	(7,231)	2,073	(360)

Paid losses and loss adjustment expenses	(1,365)	—	(999)	—	(1,159)	—

Balances – end of year	$41,834	$(14,104)	$42,937	$(15,278)	$24,972	$(8,047)

Incurred losses and loss adjustment expenses, net of deferred charges	$1,436		$11,733		$1,713

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

In 2017, NICO entered into an agreement with various subsidiaries of American International Group, Inc. (collectively, “AIG”), which became effective on February 2, 2017. Under this agreement, NICO agreed to indemnify AIG for 80% of up to $25 billion of losses and allocated loss adjustment expenses in excess of $25 billion retained by AIG, with respect to certain commercial insurance loss events occurring prior to 2016. As of the effective date, we recorded premiums earned of $10.2 billion, and we also recorded a liability for unpaid losses and loss adjustment expenses of $16.4 billion and a deferred charge reinsurance assumed asset of $6.2 billion. Berkshire agreed to guarantee the timely payment of all amounts due to AIG under the agreement.

Notes to Consolidated Financial Statements (Continued)

(16)	Retroactive reinsurance contracts (Continued)

In the fourth quarter of 2017, we increased our estimated ultimate claim liabilities under the aforementioned AIG contract by approximately $1.8 billion based on higher than expected loss payments reported by AIG under the contractual retention. We also increased the related deferred charge asset by $1.7 billion based on our re-estimation of the amounts and timing of future claim payments. The estimated ultimate claim liabilities with respect to the AIG contract were approximately $18.2 billion at December 31, 2018 and at December 31, 2017 and the related deferred charge assets were approximately $6.9 billion at December 31, 2018 and $7.5 billion at December 31, 2017.

Incurred losses and loss adjustment expenses related to contracts written in prior years were $919 million in 2018, $458 million in 2017 and $451 million in 2016, which included recurring amortization of deferred charges and the effect of changes in the timing and amount of expected future loss payments.

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

Our retroactive reinsurance claim liabilities include estimated liabilities for environmental, asbestos and other latent injury exposures of approximately $13.1 billion at December 31, 2018 and $14.0 billion at December 31, 2017. Retroactive reinsurance contracts are generally subject to aggregate policy limits and thus, our exposure to such claims under these contracts is likewise limited. We monitor evolving case law and its effect on environmental and other latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in increases in these liabilities, which could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(17)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of December 31, 2018.

	Weighted Average Interest Rate	December 31,
		2018	2017
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated borrowings due 2019-2047	3.1%	$9,065	$10,603
Euro denominated borrowings due 2020-2035	1.1%	7,806	8,164
Berkshire Hathaway Finance Corporation (“BHFC”) due 2019-2048	3.4%	10,650	12,926
Subsidiary borrowings due 2019-2045	4.0%	5,597	6,884
Short-term subsidiary borrowings	4.3%	1,857	1,832

		$34,975	$40,409

The carrying value of Berkshire’s Euro denominated senior notes reflects the Euro/U.S. Dollar exchange rate as of the balance sheet date. The gains or losses arising from the changes in the Euro/U.S. Dollar exchange rate during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the Euro/U.S. Dollar exchange rate resulted in pre-tax gains of $366 million in 2018, losses of $990 million in 2017 and gains of $264 million in 2016. The carrying values of the Euro denominated senior notes reflected corresponding decreases with respect to the gains and increases with respect to the losses in those periods.

Notes to Consolidated Financial Statements (Continued)

(17)	Notes payable and other borrowings (Continued)

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain finance subsidiaries. In August 2018, BHFC issued $2.35 billion of 4.2% senior notes due in 2048. During 2018, BHFC repaid $4.6 billion of maturing senior notes. During January 2019, BHFC issued $1.25 billion of 4.25% senior notes due in 2049 and repaid $950 million of maturing notes. Such borrowings are fully and unconditionally guaranteed by Berkshire. In addition to BHFC’s borrowings, Berkshire guaranteed approximately $1.7 billion of other subsidiary borrowings at December 31, 2018. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	December 31,
		2018	2017
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2020-2049	4.6%	$8,577	$6,452
Subsidiary and other debt due 2019-2064	4.7%	28,196	28,739
Short-term debt	3.1%	2,516	4,488
Burlington Northern Santa Fe and subsidiaries due 2019-2097	4.7%	23,226	22,499

		$62,515	$62,178

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. During 2018, BHE and its subsidiaries issued approximately $5.5 billion of long-term debt. The debt issued in 2018 has maturity dates ranging from 2020 to 2049 and a weighted average interest rate of 3.6%. Proceeds from these debt issuances were used to repay debt, to fund capital expenditures and for general corporate purposes.

BNSF’s borrowings are primarily senior unsecured debentures. In 2018, BNSF issued $1.5 billion of senior unsecured debentures due in 2048. These debentures have a weighted average interest rate of 4.1%. As of December 31, 2018, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of December 31, 2018, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $7.3 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $6.1 billion related to BHE and its subsidiaries.

Debt principal repayments expected during each of the next five years are as follows (in millions).

	2019	2020	2021	2022	2023
Insurance and other	$ 6,760	$ 2,811	$ 3,261	$ 1,616	$ 5,371
Railroad, utilities and energy	5,452	2,778	2,260	3,346	4,066

	$ 12,212	$ 5,589	$ 5,521	$ 4,962	$ 9,437

(18)	Income taxes

The liabilities for income taxes reflected in our Consolidated Balance Sheets are as follows (in millions).

	December 31,
	2018	2017
Currently payable (receivable)	$323	$(129)
Deferred	50,503	56,182
Other	549	554

	$51,375	$56,607

Notes to Consolidated Financial Statements (Continued)

(18)	Income taxes (Continued)

On December 22, 2017, President Trump signed into law legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). Among its provisions, the TCJA reduced the statutory U.S. Corporate income tax rate from 35% to 21% effective January 1, 2018. The TCJA also included a one-time tax on certain accumulated undistributed post-1986 earnings of foreign subsidiaries. Further, the TCJA includes provisions that, in certain instances, impose U.S. income tax liabilities on future earnings of foreign subsidiaries and limit the deductibility of future interest expenses. The TCJA also provides for accelerated deductions of certain capital expenditures made after September 27, 2017 through bonus depreciation. The application of the TCJA may change due to regulations subsequently issued by the U.S. Treasury Department.

Upon the enactment of the TCJA, we recorded a reduction in our deferred income tax liabilities of approximately $35.6 billion for the effect of the aforementioned change in the U.S. statutory income tax rate. As a result, we recorded an income tax benefit of approximately $29.6 billion and we increased regulatory liabilities of our regulated utility subsidiaries by approximately $6.0 billion for the portion of the deferred income tax liability reduction that we will be required to, effectively, refund to customers in the rate setting process. We also recognized an income tax charge of approximately $1.4 billion with respect to the deemed repatriation of the accumulated undistributed post-1986 earnings of our foreign subsidiaries. Thus, upon the enactment of the TCJA, we included a net income tax benefit in our 2017 earnings of approximately $28.2 billion. In 2018, we reduced our estimate of the income taxes on the deemed repatriation of earnings of foreign subsidiaries by $141 million and recognized additional deferred income tax rate change effects.

We have not established deferred income taxes on accumulated undistributed earnings of certain foreign subsidiaries, which are expected to be reinvested indefinitely. Repatriation of all accumulated earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital to support normal business operations. Generally, no U.S. federal income taxes will be imposed on future distributions of foreign earnings under the current law. However, distributions to the U.S. or other foreign jurisdictions could be subject to withholding and other local taxes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	December 31,
	2018	2017
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$17,765	$24,251
Deferred charges reinsurance assumed	2,970	3,226
Property, plant and equipment	28,279	26,671
Goodwill and other intangible assets	7,199	7,204
Other	3,187	3,216

	59,400	64,568

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,238)	(1,231)
Unearned premiums	(767)	(345)
Accrued liabilities	(1,956)	(2,501)
Regulatory liabilities	(1,673)	(1,707)
Other	(3,263)	(2,602)

	(8,897)	(8,386)

Net deferred tax liability	$50,503	$56,182

Notes to Consolidated Financial Statements (Continued)

(18)	Income taxes (Continued)

Income tax expense reflected in our Consolidated Statements of Earnings for each of the three years ending December 31, 2018 is as follows (in millions).

	2018	2017	2016
Federal	$(1,613)	$(23,427)	$7,796
State	175	894	556
Foreign	1,117	1,018	888

	$(321)	$(21,515)	$9,240

Current	$5,176	$3,299	$6,565
Deferred	(5,497)	(24,814)	2,675

	$(321)	$(21,515)	$9,240

Income tax expense is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2018 in the table below (in millions).

	2018	2017	2016
Earnings before income taxes	$4,001	$23,838	$33,667

Hypothetical income tax expense computed at the U.S. federal statutory rate	$840	$8,343	$11,783
Dividends received deduction and tax exempt interest	(393)	(905)	(789)
State income taxes, less U.S. federal income tax benefit	138	465	361
Foreign tax rate differences	271	(339)	(421)
U.S. income tax credits	(711)	(636)	(518)
Non-taxable exchange of investments	—	—	(1,143)
Net benefit from the enactment of the TCJA	(302)	(28,200)	—
Other differences, net	(164)	(243)	(33)

	$(321)	$(21,515)	$9,240

We file income tax returns in the United States and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. We have settled income tax liabilities with the U.S. federal taxing authority (“IRS”) for tax years through 2011. The IRS continues to audit Berkshire’s consolidated U.S. federal income tax returns for the 2012 and 2013 tax years. We are also under audit or subject to audit with respect to income taxes in many state and foreign jurisdictions. It is reasonably possible that certain of these income tax examinations will be settled in 2019. We currently do not believe that the outcome of unresolved issues or claims will be material to our Consolidated Financial Statements.

At December 31, 2018 and 2017, net unrecognized tax benefits were $549 million and $554 million, respectively. Included in the balance at December 31, 2018, were $452 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions where the ultimate recognition is highly certain but there is uncertainty about the timing of such recognition. Because of the impact of deferred income tax accounting, the differences in recognition periods would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2018, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(19)	Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $16 billion as ordinary dividends during 2019.

Combined shareholders’ equity of U.S. based insurance subsidiaries determined pursuant to statutory accounting rules (Surplus as Regards Policyholders) was approximately $162 billion at December 31, 2018 and $170 billion at December 31, 2017. Statutory surplus differs from the corresponding amount based on GAAP due to differences in accounting for certain assets and liabilities. For instance, deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains on certain investments and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, the carrying values of certain assets, such as goodwill and the carrying values of non-insurance entities owned by our insurance subsidiaries, are not fully recognized for statutory reporting purposes.

Notes to Consolidated Financial Statements (Continued)

(20)	Fair value measurements

Our financial assets and liabilities are summarized below as of December 31, 2018 and December 31, 2017, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,223	$4,223	$2,933	$1,290	$—
States, municipalities and political subdivisions	189	189	—	189	—
Foreign governments	7,502	7,502	5,417	2,085	—
Corporate bonds	7,440	7,440	—	7,434	6
Mortgage-backed securities	544	544	—	544	—
Investments in equity securities	172,757	172,757	172,253	203	301
Investment in Kraft Heinz common stock	13,813	14,007	14,007	—	—
Loans and finance receivables	16,280	16,377	—	1,531	14,846
Derivative contract assets (1)	172	172	2	52	118
Derivative contract liabilities:
Railroad, utilities and energy (1)	111	111	1	101	9
Equity index put options	2,452	2,452	—	—	2,452
Notes payable and other borrowings:
Insurance and other	34,975	35,361	—	35,335	26
Railroad, utilities and energy	62,515	66,422	—	66,422	—
December 31, 2017
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,953	$3,953	$2,360	$1,593	$—
States, municipalities and political subdivisions	854	854	—	854	—
Foreign governments	8,822	8,822	6,946	1,876	—
Corporate bonds	6,862	6,862	—	6,856	6
Mortgage-backed securities	862	862	—	862	—
Investments in equity securities	170,540	170,540	170,494	46	—
Investment in Kraft Heinz common stock	17,635	25,306	25,306	—	—
Loans and finance receivables	13,748	14,136	—	17	14,119
Derivative contract assets (1)	142	142	1	28	113
Derivative contract liabilities:
Railroad, utilities and energy (1)	82	82	3	69	10
Equity index put options	2,172	2,172	—	—	2,172
Notes payable and other borrowings:
Insurance and other	40,409	41,762	—	41,757	5
Railroad, utilities and energy	62,178	70,538	—	70,538	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

(20)	Fair value measurements (Continued)

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of the three years ending December 31, 2018 follow (in millions).

	Investments in equity and fixed maturity securities	Net derivative contract liabilities
Balance December 31, 2015	$21,503	$(3,785)
Gains (losses) included in:
Earnings	3,593	880
Other comprehensive income	872	(2)
Regulatory assets and liabilities	—	(11)
Acquisitions	10	—
Dispositions and settlements	(8,656)	(101)
Transfers into/out of Level 3	(1)	195

Balance December 31, 2016	17,321	(2,824)
Gains (losses) included in:
Earnings	—	888
Other comprehensive income	1,157	(3)
Regulatory assets and liabilities	—	(1)
Dispositions and settlements	(59)	(129)
Transfers into/out of Level 3	(18,413)	—

Balance December 31, 2017	6	(2,069)
Gains (losses) included in:
Earnings	—	(118)
Other comprehensive income	—	2
Regulatory assets and liabilities	—	3
Acquisitions	302	3
Dispositions and settlements	(1)	(164)

Balance December 31, 2018	$307	$(2,343)

Notes to Consolidated Financial Statements (Continued)

(20)	Fair value measurements (Continued)

Gains and losses included in earnings are reported as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate. In 2017 and 2016, gains and losses included in other comprehensive income were primarily the net change in unrealized appreciation of investments and the reclassification of investment appreciation in net earnings in our Consolidated Statements of Comprehensive Income.

As disclosed in Note 4, we exercised our BAC Warrants to acquire BAC common stock on August 24, 2017. As payment of the cost to acquire the BAC common stock, we surrendered substantially all of our BAC Preferred. Additionally, Restaurant Brands International Inc. (“RBI”) in December 2017, redeemed a $3 billion private placement security that we acquired in 2014. Accordingly, during 2017, we concluded the Level 3 inputs used in the previous fair value determinations of the BAC Warrants, BAC Preferred Stock and RBI investment were not significant and we transferred these measurements from Level 3 to Level 2.

Quantitative information as of December 31, 2018, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Derivative contract liabilities – Equity index put options	$2,452	Option pricing model	Volatility	18%

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

(21)	Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the three years ending December 31, 2018 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance December 31, 2015	820,102	(11,680)	808,422	1,253,866,598	(1,409,762)	1,252,456,836
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(32,044)	—	(32,044)	49,457,329	—	49,457,329

Balance December 31, 2016	788,058	(11,680)	776,378	1,303,323,927	(1,409,762)	1,301,914,165
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(25,303)	—	(25,303)	38,742,822	—	38,742,822

Balance December 31, 2017	762,755	(11,680)	751,075	1,342,066,749	(1,409,762)	1,340,656,987
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(20,542)	—	(20,542)	31,492,234	—	31,492,234
Treasury stock acquired	—	(1,217)	(1,217)	—	(4,729,147)	(4,729,147)

Balance at December 31, 2018	742,213	(12,897)	729,316	1,373,558,983	(6,138,909)	1,367,420,074

Notes to Consolidated Financial Statements (Continued)

(21)	Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,640,929 shares outstanding as of December 31, 2018 and 1,644,846 shares outstanding as of December 31, 2017.

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

For several years, Berkshire had a common stock repurchase program, which permitted Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. On July 17, 2018, Berkshire’s Board of Directors authorized an amendment to the program, permitting Berkshire to repurchase shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program.

(22)	Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and amounts reclassified out of accumulated other comprehensive income for each of the three years ending December 31, 2018 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance December 31, 2015	$38,598	$(3,856)	$(762)	$2	$33,982
Other comprehensive income, net before reclassifications	9,011	(1,412)	94	(48)	7,645
Reclassifications into net earnings:
Earnings before income taxes	(6,820)	—	104	51	(6,665)
Applicable income taxes	2,387	—	(29)	(22)	2,336

Balance December 31, 2016	43,176	(5,268)	(593)	(17)	37,298
Other comprehensive income, net before reclassifications	19,826	2,151	65	16	22,058
Reclassifications into net earnings:
Reclassifications before income taxes	(1,399)	3	155	19	(1,222)
Applicable income taxes	490	—	(47)	(6)	437

Balance December 31, 2017	62,093	(3,114)	(420)	12	58,571
Reclassifications to retained earnings upon adoption of new accounting standards	(61,340)	(65)	36	(6)	(61,375)
Other comprehensive income, net before reclassifications	(183)	(1,424)	(513)	25	(2,095)
Reclassifications into net earnings:
Reclassifications before income taxes	(253)	—	116	5	(132)
Applicable income taxes	53	—	(35)	(2)	16

Balance December 31, 2018	$370	$(4,603)	$(816)	$34	$(5,015)

Notes to Consolidated Financial Statements (Continued)

(23)	Revenues from contracts with customers

As discussed in Note 1(w), on January 1, 2018, we adopted ASC 606 “Revenues from Contracts with Customers.” Except as described in Note 1, our revenue recognition practices for contracts with customers under ASC 606 do not differ significantly from prior practices. Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the year ended December 31, 2018 (in millions). Other revenues included in our consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues which are not within the scope of ASC 606.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Manufactured products:
Industrial and commercial products	$25,707	$—	$204	$—	$—	$—	$25,911
Building products	14,323	—	—	—	—	—	14,323
Consumer products	14,790	—	—	—	—	—	14,790
Grocery and convenience store distribution	—	33,518	—	—	—	—	33,518
Food and beverage distribution	—	16,309	—	—	—	—	16,309
Auto sales	—	—	8,181	—	—	—	8,181
Other retail and wholesale distribution	2,091	—	12,067	—	—	—	14,158
Service	1,519	84	4,100	23,652	3,949	—	33,304
Electricity and natural gas	—	—	—	—	14,951	—	14,951

Total	58,430	49,911	24,552	23,652	18,900	—	175,445
Other revenue	3,340	76	4,297	51	1,070	63,558	72,392

	$61,770	$49,987	$28,849	$23,703	$19,970	$63,558	$247,837

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of December 31, 2018 follows (in millions).

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$842	$5,678	$6,520
Other sales and service contracts	1,190	1,904	3,094

(24)	Pension plans

Several of our subsidiaries sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Our subsidiaries may make contributions to the plans to meet regulatory requirements and may also make discretionary contributions. The components of our net periodic pension expense for each of the three years ending December 31, 2018 were as follows (in millions).

	2018	2017	2016
Service cost	$271	$273	$282
Interest cost	593	635	691
Expected return on plan assets	(988)	(939)	(908)
Amortization of actuarial losses and other	188	157	148

Net periodic pension expense	$64	$126	$213

Notes to Consolidated Financial Statements (Continued)

(24)	Pension plans (Continued)

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Benefit obligations under qualified U.S. defined benefit pension plans are funded through assets held in trusts. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded and the aggregate PBOs of such plans were approximately $1.2 billion and $1.3 billion as of December 31, 2018 and 2017, respectively.

Reconciliations of the changes in plan assets and PBOs related to BHE’s pension plans and all other pension plans for each of the two years ending December 31, 2018 are in the following tables (in millions). The costs of pension plans covering employees of certain regulated subsidiaries of BHE are generally recoverable through the regulated rate making process.

	2018			2017
	BHE	All other	Consolidated	BHE	All other	Consolidated
Benefit obligations
Accumulated benefit obligation end of year	$4,346	$11,540	$15,886	$4,920	$12,604	$17,524

PBO beginning of year	$5,207	$13,617	$18,824	$5,077	$12,673	$17,750
Service cost	40	231	271	47	226	273
Interest cost	161	432	593	174	461	635
Benefits paid	(208)	(633)	(841)	(271)	(626)	(897)
Settlements	(301)	(133)	(434)	(146)	(95)	(241)
Actuarial (gains) or losses and other	(348)	(1,143)	(1,491)	326	978	1,304

PBO end of year	$4,551	$12,371	$16,922	$5,207	$13,617	$18,824

Plan assets
Plan assets beginning of year	$5,129	$11,885	$17,014	$4,694	$10,703	$15,397
Employer contributions	98	495	593	122	159	281
Benefits paid	(208)	(633)	(841)	(271)	(626)	(897)
Actual return on plan assets	(191)	(949)	(1,140)	535	1,601	2,136
Settlements	(324)	(132)	(456)	(159)	(76)	(235)
Other	(119)	(92)	(211)	208	124	332

Plan assets end of year	$4,385	$10,574	$14,959	$5,129	$11,885	$17,014

Funded status – net liability	$166	$1,797	$1,963	$78	$1,732	$1,810

The funded status of our defined benefit pension plans at December 31, 2018 reflected in assets was $510 million and in liabilities was $2,473 million. At December 31, 2017, the funded status included in assets was $1,176 million and in liabilities was $2,986 million.

Weighted average assumptions used in determining PBO and net periodic pension expense were as follows.

	2018	2017	2016
Discount rate applicable to pension benefit obligations	3.9%	3.3%	3.8%
Expected long-term rate of return on plan assets	6.4	6.4	6.1
Rate of compensation increase	2.6	2.8	3.0
Discount rate applicable to net periodic pension expense	3.4	3.9	4.2

Benefits payments expected over the next ten years are as follows (in millions): 2019 – $1,017; 2020 – $986; 2021 – $988; 2022 – $991; 2023 – $1,001; and 2024 to 2028 – $5,027. Sponsoring subsidiaries expect to contribute $193 million to defined benefit pension plans in 2019.

Notes to Consolidated Financial Statements (Continued)

(24)	Pension plans (Continued)

Fair value measurements of plan assets as of December 31, 2018 and 2017 follow (in millions).

	Fair Value				Investment funds and partnerships at net asset value
	Total	Level 1	Level 2	Level 3
December 31, 2018
Cash and cash equivalents	$1,328	$1,197	$131	$—	$—
Equity securities	7,671	7,499	22	150	—
Government obligations	1,727	1,654	73	—	—
Other fixed maturity securities	836	172	631	33	—
Investment funds and other	3,397	170	1,042	273	1,912

	$14,959	$10,692	$1,899	$456	$1,912

December 31, 2017
Cash and cash equivalents	$738	$594	$144	$—	$—
Equity securities	9,824	9,641	23	160	—
Government obligations	1,536	1,497	39	—	—
Other fixed maturity securities	799	148	619	32	—
Investment funds and other	4,117	150	1,501	274	2,192

	$17,014	$12,030	$2,326	$466	$2,192

Refer to Note 20 for a discussion of the three levels in the hierarchy of fair values. Plan assets are generally invested with the long-term objective of producing earnings to adequately cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of return on plan assets. Actual experience will differ from the assumed rates.

A reconciliation of the pre-tax accumulated other comprehensive income (loss) related to defined benefit pension plans for each of the two years ending December 31, 2018 follows (in millions).

	2018	2017
Balance beginning of year	$(614)	$(839)
Amount included in net periodic pension expense	116	155
Actuarial gains (losses) and other	(686)	70

Balance end of year	$(1,184)	$(614)

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions are subject to regulatory limitations and the specific plan provisions. Several plans provide for employer matching contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Employer contributions expensed with respect to our defined contribution plans were $1,009 million in 2018, $1,001 million in 2017 and $912 million in 2016.

(25)	Contingencies and Commitments

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

Notes to Consolidated Financial Statements (Continued)

(25)	Contingencies and Commitments (Continued)

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense under operating leases was $1,649 million in 2018, $1,579 million in 2017 and $1,573 million in 2016. Future minimum rental payments for operating leases having non-cancellable terms in excess of one year are as follows (in millions).

2019	2020	2021	2022	2023	After 2023	Total
$1,360	$1,317	$1,098	$872	$708	$3,658	$9,013

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these relate to our railroad, utilities and energy businesses and our fractional aircraft ownership business. As of December 31, 2018, estimated future payments under such arrangements were as follows: $15.7 billion in 2019, $4.5 billion in 2020, $3.7 billion in 2021, $3.2 billion in 2022, $2.9 billion in 2023 and $17.3 billion after 2023.

Pursuant to the terms of agreements with noncontrolling shareholders in our less than wholly-owned subsidiaries, we may be obligated to acquire their equity interests. If we had acquired all outstanding noncontrolling interests as of December 31, 2018, we estimate the cost would have been approximately $5.6 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners.

(26)	Business segment data

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

The accompanying business segment information for 2017 and 2016 reflects certain reclassifications to conform to presentations in 2018. Specifically, business units that previously were reported as the finance and financial products segment were reclassified to manufacturing (Clayton Homes and UTLX), services and retailing (CORT and XTRA leasing) and corporate and other (principally investment income).

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

Business Identity	Business Activity
Insurance:
GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BNSF	Operation of one of the largest railroad systems in North America

Berkshire Hathaway Energy	Regulated electric and gas utility, including power generation and distribution activities and real estate brokerage activities

Manufacturing	Manufacturers of numerous products including industrial, consumer and building products, including manufactured housing and related consumer financing

McLane Company	Wholesale distribution of groceries and non-food items

Service and retailing	Providers of numerous services including fractional aircraft ownership programs, aviation pilot training, electronic components distribution, various retailing businesses, including automobile dealerships, and trailer and furniture leasing

Notes to Consolidated Financial Statements (Continued)

(26)	Business segment data (Continued)

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow (in millions).

	Revenues			Earnings before income taxes
	2018	2017	2016	2018	2017	2016
Operating Businesses:
Insurance:
Underwriting:
GEICO	$33,363	$29,441	$25,483	$2,449	$(310)	$462
Berkshire Hathaway Reinsurance Group	15,944	24,013	14,141	(1,109)	(3,648)	1,012
Berkshire Hathaway Primary Group	8,111	7,143	6,257	670	719	657

Insurance underwriting	57,418	60,597	45,881	2,010	(3,239)	2,131
Investment income	5,518	4,865	4,522	5,503	4,855	4,482

Total insurance	62,936	65,462	50,403	7,513	1,616	6,613

BNSF	23,855	21,387	19,829	6,863	6,328	5,693
Berkshire Hathaway Energy	19,987	18,854	17,764	2,472	2,499	2,878
Manufacturing	61,883	57,645	52,969	9,366	8,324	7,735
McLane Company	49,987	49,775	48,075	246	299	431
Service and retailing	28,939	27,219	26,392	2,696	2,304	2,058

	247,587	240,342	215,432	29,156	21,370	25,408
Reconciliation to consolidated amount:
Investment and derivative gains/losses	—	—	—	(22,455)	2,128	8,304
Interest expense, not allocated to segments	—	—	—	(458)	(486)	(474)
Equity method investments	—	—	—	(2,167)	3,014	1,109
Corporate, eliminations and other	250	(409)	(318)	(75)	(2,188)	(680)

	$247,837	$239,933	$215,114	$4,001	$23,838	$33,667

	Interest expense			Income tax expense
	2018	2017	2016	2018	2017	2016
Operating Businesses:
Insurance	$—	$—	$—	$1,374	$(71)	$1,585
BNSF	1,041	1,016	992	1,644	2,369	2,124
Berkshire Hathaway Energy	1,777	2,254	1,715	(452)	148	371
Manufacturing	690	679	631	2,188	2,678	2,442
McLane Company	15	19	—	59	94	169
Service and retailing	91	67	71	634	812	761

	3,614	4,035	3,409	5,447	6,030	7,452
Reconciliation to consolidated amount:
Investment and derivative gains/losses	—	—	—	(4,673)	742	1,807
Interest expense, not allocated to segments	458	486	474	(96)	(170)	(166)
Equity method investments	—	—	—	(753)	910	396
Income tax net benefit – Tax Cuts and Jobs Act of 2017	—	—	—	—	(28,200)	—
Corporate, eliminations and other	(219)	(135)	(142)	(246)	(827)	(249)

	$3,853	$4,386	$3,741	$(321)	$(21,515)	$9,240

Notes to Consolidated Financial Statements (Continued)

(26)	Business segment data (Continued)

	Capital expenditures			Depreciation of tangible assets
	2018	2017	2016	2018	2017	2016
Operating Businesses:
Insurance	$130	$170	$128	$79	$84	$85
BNSF	3,187	3,256	3,819	2,268	2,304	2,079
Berkshire Hathaway Energy	6,241	4,571	5,090	2,830	2,548	2,560
Manufacturing	3,116	2,490	2,581	1,890	1,839	1,757
McLane Company	276	289	258	204	193	165
Service and retailing	1,587	932	1,078	1,115	751	765

	$14,537	$11,708	$12,954	$8,386	$7,719	$7,411

	Goodwill at year-end			Identifiable assets at year-end
	2018	2017	2016	2018	2017	2016
Operating Businesses:
Insurance	$15,289	$15,499	$15,474	$289,746	$294,418	$234,037
BNSF	14,851	14,845	14,845	70,242	69,438	69,277
Berkshire Hathaway Energy	9,851	9,935	9,266	80,543	77,710	74,571
Manufacturing	34,019	33,967	32,915	99,912	97,753	93,835
McLane Company	734	734	734	6,243	6,090	5,896
Service and retailing	6,281	6,278	6,252	24,724	20,014	19,208

	$81,025	$81,258	$79,486	571,410	565,423	496,824

Reconciliation to consolidated amount:
Corporate and other				55,359	55,414	44,544
Goodwill				81,025	81,258	79,486

				$707,794	$702,095	$620,854

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2018	2017	2016	2018	2017	2016
Premiums Written:
Direct	$44,513	$39,377	$34,001	$1,111	$866	$1,060
Assumed	8,970	17,815	8,037	5,540	4,925	4,672
Ceded	(869)	(694)	(798)	(49)	(47)	(62)

	$52,614	$56,498	$41,240	$6,602	$5,744	$5,670

Premiums Earned:
Direct	$43,095	$37,755	$33,207	$1,111	$866	$1,060
Assumed	8,649	17,813	7,848	5,438	4,866	4,671
Ceded	(825)	(677)	(843)	(50)	(26)	(62)

	$50,919	$54,891	$40,212	$6,499	$5,706	$5,669

Notes to Consolidated Financial Statements (Continued)

(26)	Business segment data (Continued)

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2018	2017	2016	2018	2017	2016
United States	$46,146	$50,604	$35,878	$3,598	$3,320	$3,473
Asia Pacific	3,726	3,307	3,616	1,361	879	715
Western Europe	2,157	1,516	1,406	939	909	822
All other	585	1,071	340	704	636	660

	$52,614	$56,498	$41,240	$6,602	$5,744	$5,670

Consolidated sales, service and leasing revenues were $139.1 billion in 2018, $132.8 billion in 2017 and $125.6 billion in 2016. In 2018, 84% of such revenues were attributable to the United States compared to 85% in 2017 and 2016. The remainder of sales, service and leasing revenues were primarily in Europe, Canada and the Asia Pacific. Consolidated sales, service and leasing revenues included sales to Walmart Stores, Inc. of approximately $13 billion in 2018 and $14 billion in 2017 and 2016. In 2018, approximately 96% of our revenues from railroad, utilities and energy businesses were in the United States compared to 95% in 2017 and 2016. At December 31, 2018, approximately 89% of our consolidated net property, plant and equipment and equipment held for lease was located in the United States with the remainder primarily in Canada and Europe.

(27)	Quarterly data

A summary of revenues and net earnings by quarter for each of the last two years follows. This information is unaudited. Amounts are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Revenues	$58,473	$62,200	$63,450	$63,714
Net earnings (loss) attributable to Berkshire shareholders *	(1,138)	12,011	18,540	(25,392)
Net earnings (loss) attributable to Berkshire shareholders per equivalent Class A common share	(692)	7,301	11,280	(15,467)
2017
Revenues	$64,370	$57,256	$59,507	$58,800
Net earnings attributable to Berkshire shareholders *	4,060	4,262	4,067	32,551
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	2,469	2,592	2,473	19,790

*	Includes after-tax investment and derivative gains/losses and a one-time income tax net benefit attributable to the enactment of the Tax Cuts and Jobs Act of 2017 as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2018	$(6,426)	$5,118	$11,660	$(28,089)
Investment and derivative gains/losses – 2017	504	143	623	107
Income tax net benefit – Tax Cuts and Jobs Act of 2017	—	—	—	28,200

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page K-61 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page K-62 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 4, 2019, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	K-62
Consolidated Balance Sheets— December 31, 2018 and December 31, 2017	K-64
Consolidated Statements of Earnings— Years Ended December 31, 2018, December 31, 2017, and December 31, 2016	K-66
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2018, December 31, 2017, and December 31, 2016	K-67
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2018, December 31, 2017, and December 31, 2016	K-67
Consolidated Statements of Cash Flows— Years Ended December 31, 2018, December 31, 2017, and December 31, 2016	K-68
Notes to Consolidated Financial Statements	K-69

2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	K-110
Schedule I—Parent Company Condensed Financial Information

Balance Sheets as of December  31, 2018 and 2017, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and Note to Condensed Financial Information

K-111
Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page K-113.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Berkshire Hathaway Inc.

Omaha, Nebraska

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Company’s internal control over financial reporting as of December 31, 2018, and have issued our report thereon dated February 23, 2019; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Change in Accounting Principle

As discussed in Note 1 to the financial statements of the Company, the Company has changed its method of accounting for investments in equity securities (excluding equity method investments) in 2018 due to the adoption of ASU 2016-01 “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities.”

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 23, 2019

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$3,437	$4,039
Short-term investments in U.S. Treasury Bills	22,957	13,132
Investments in and advances to/from consolidated subsidiaries	328,898	335,668
Investment in The Kraft Heinz Company	13,813	17,635
Other assets	80	79

	$369,185	$370,553

Liabilities and Shareholders’ Equity:
Accounts payable, accrued interest and other liabilities	$1,507	$196
Income taxes, principally deferred	2,104	3,294
Notes payable and other borrowings	16,871	18,767

	20,482	22,257
Berkshire Hathaway shareholders’ equity	348,703	348,296

	$369,185	$370,553

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2018	2017	2016
Income items:
From consolidated subsidiaries:
Dividends	$9,658	$5,367	$9,862
Undistributed earnings (losses)	(3,952)	37,832	13,264

	5,706	43,199	23,126
Investment gains (losses)	(4)	(1)	700
Equity in net earnings (losses) of The Kraft Heinz Company	(2,730)	2,938	923
Other income	649	350	262

	3,621	46,486	25,011

Cost and expense items:
General and administrative	216	159	80
Interest expense	601	522	452
Foreign exchange (gains) losses Euro-denominated senior notes	(366)	1,008	(244)
Income tax expense (benefit)	(851)	(143)	649

	(400)	1,546	937

Net earnings attributable to Berkshire Hathaway shareholders	4,021	44,940	24,074
Other comprehensive income attributable to Berkshire Hathaway shareholders	(2,211)	21,273	3,316

Comprehensive income attributable to Berkshire Hathaway shareholders	$1,810	$66,213	$27,390

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings attributable to Berkshire Hathaway shareholders	$4,021	$44,940	$24,074
Adjustments to reconcile net earnings to cash flows from operating activities:
Investment gains (losses)	4	1	(700)
Undistributed earnings of consolidated subsidiaries	3,952	(37,832)	(13,264)
Income taxes payable	(972)	(135)	629
Other	3,062	(1,234)	(161)

Net cash flows from operating activities	10,067	5,740	10,578

Cash flows from investing activities:
Redemption of Kraft Heinz Company preferred stock	—	—	8,320
Investments in and advances to/from consolidated subsidiaries, net	460	(239)	(26,398)
Purchases of U.S. Treasury Bills	(29,740)	(19,663)	(9,350)
Sales and maturities of U.S. Treasury Bills	21,442	14,847	1,145

Net cash flows from investing activities	(7,838)	(5,055)	(26,283)

Cash flows from financing activities:
Proceeds from borrowings	17	1,201	9,278
Repayments of borrowings	(1,563)	(1,145)	(1,125)
Acquisition of treasury stock	(1,346)	—	—
Other	61	77	164

Net cash flows from financing activities	(2,831)	133	8,317

Increase (decrease) in cash and cash equivalents	(602)	818	(7,388)
Cash and cash equivalents at beginning of year	4,039	3,221	10,609

Cash and cash equivalents at end of year	$3,437	$4,039	$3,221

Other cash flow information:
Income taxes paid	$2,790	$2,076	$3,583
Interest paid	388	386	307

Note to Condensed Financial Information

Berkshire acquired 50% of the outstanding common stock of Heinz Holding Company in 2013. After a series of transactions in 2015, that interest represented 26.8% of the outstanding common stock of The Kraft Heinz Company (“Kraft Heinz”). Berkshire currently owns 26.7% of the outstanding shares of Kraft Heinz common stock. Reference is made to Note 5 to the Consolidated Financial Statements for additional information concerning Berkshire’s investment in Kraft Heinz.

Prior to 2018, the Parent Company issued Euro-denominated senior notes and the aggregate par amount outstanding of these borrowings was €6.85 billion as of December 31, 2018 and 2017. The gains and losses from the periodic remeasurement of the Euro notes due to changes in foreign currency exchange rates are included in earnings.

Parent Company debt maturities over the next five years are as follows: 2019—$752 million; 2020—$1,149 million; 2021—$2,131 million; 2022—$613 million and 2023—$3,991 million. Berkshire guarantees debt obligations of certain of its subsidiaries, which as of December 31, 2018, totaled approximately $12.4 billion. Such guarantees are an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with equity index put option contracts and certain retroactive reinsurance contracts of subsidiaries. The amounts of subsidiary payments under these contracts, if any, is contingent upon the outcome of future events.

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
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010. SEC File No. 333-164611

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
Incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Registration Statement No. 333-101699 dated December 6, 2002.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2018. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1

Equity Commitment Letter of Berkshire Hathaway Inc. with Hawk Acquisition Holding Corporation dated February 13, 2013.

Incorporated by reference to Exhibit 10.1 on Form 8-K of Berkshire Hathaway Inc. filed on February 14, 2013.

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a—14(a)/15d-14(a) Certification

31.2	Rule 13a—14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 23, 2019	/S/ MARC D. HAMBURG
Marc D. Hamburg Senior Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 23, 2019 Date

/S/ GREGORY E. ABEL Gregory E. Abel	Director—Vice Chairman—Non Insurance Operations	February 23, 2019 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 23, 2019 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	February 23, 2019 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	February 23, 2019 Date

/S/ WILLIAM H. GATES III William H. Gates III	Director	February 23, 2019 Date

/S/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 23, 2019 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 23, 2019 Date

/S/ AJIT JAIN Ajit Jain	Director—Vice Chairman—Insurance Operations	February 23, 2019 Date

/S/ CHARLES T. MUNGER Charles T. Munger	Director—Vice Chairman	February 23, 2019 Date

/S/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 23, 2019 Date

/S/ RONALD L. OLSON Ronald L. Olson	Director	February 23, 2019 Date

/S/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 23, 2019 Date

/S/ MERYL B. WITMER Meryl B. Witmer	Director	February 23, 2019 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 23, 2019 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 23, 2019 Date