Form 10-Q
period 2019-03-31
BERKSHIRE HATHAWAY INC
filed 2019-05-06
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 25, 2019:

Class A —	723,114
Class B —	1,368,243,498

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock Class B Common Stock	BRK.A BRK.B	New York Stock Exchange New York Stock Exchange

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$22,487	$27,749
Short-term investments in U.S. Treasury Bills	88,029	81,506
Investments in fixed maturity securities	19,415	19,898
Investments in equity securities	191,771	172,757
Equity method investments	17,308	17,325
Loans and finance receivables	16,432	16,280
Other receivables	33,710	31,564
Inventories	19,454	19,069
Property, plant and equipment	20,825	20,628
Equipment held for lease	14,429	14,298
Goodwill	56,449	56,323
Other intangible assets	31,266	31,499
Deferred charges under retroactive reinsurance contracts	13,831	14,104
Other	12,726	9,307

	558,132	532,307

Railroad, Utilities and Energy:
Cash and cash equivalents*	3,652	2,612
Receivables	3,460	3,666
Property, plant and equipment	132,170	131,780
Goodwill	24,771	24,702
Regulatory assets	3,154	3,067
Other	13,385	9,660

	180,592	175,487

	$738,724	$707,794

*	Cash and cash equivalents includes U.S. Treasury Bills with maturities of three months or less when purchased of $2.1 billion at March 31, 2019 and $3.9 billion at December 31, 2018.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$69,535	$68,458
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	41,633	41,834
Unearned premiums	20,172	18,093
Life, annuity and health insurance benefits	18,918	18,632
Other policyholder liabilities	7,742	7,675
Accounts payable, accruals and other liabilities	25,164	25,776
Derivative contract liabilities	1,682	2,452
Aircraft repurchase liabilities and unearned lease revenues	5,071	4,593
Notes payable and other borrowings	33,847	34,975

	223,764	222,488

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	14,643	11,410
Regulatory liabilities	7,528	7,506
Notes payable and other borrowings	63,346	62,515

	85,517	81,431

Income taxes, principally deferred	56,852	51,375

Total liabilities	366,133	355,294

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,622	35,707
Accumulated other comprehensive income	(4,727)	(5,015)
Retained earnings	342,773	321,112
Treasury stock, at cost	(4,799)	(3,109)

Berkshire Hathaway shareholders’ equity	368,877	348,703
Noncontrolling interests	3,714	3,797

Total shareholders’ equity	372,591	352,500

	$738,724	$707,794

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2019	2018
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$14,319	$13,373
Sales and service revenues	32,409	31,882
Leasing revenues	1,436	1,434
Interest, dividend and other investment income	2,117	1,682

	50,281	48,371

Railroad, Utilities and Energy:
Freight rail transportation revenues	5,725	5,590
Energy operating revenues	3,825	3,679
Service revenues and other income	847	833

	10,397	10,102

Total revenues	60,678	58,473

Investment and derivative contract gains (losses):
Investment gains (losses)	19,552	(7,809)
Derivative contract gains (losses)	770	(206)

	20,322	(8,015)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	10,174	8,963
Life, annuity and health insurance benefits	904	1,287
Insurance underwriting expenses	2,756	2,604
Cost of sales and services	25,767	25,461
Cost of leasing	1,020	983
Selling, general and administrative expenses	4,432	4,708
Interest expense	262	265

	45,315	44,271

Railroad, Utilities and Energy:
Freight rail transportation expenses	3,982	3,852
Utilities and energy cost of sales and other expenses	2,842	2,800
Other expenses	653	749
Interest expense	729	710

	8,206	8,111

Total costs and expenses	53,521	52,382

Earnings (loss) before income taxes and equity method earnings (losses)	27,479	(1,924)
Equity method earnings	168	401

Earnings (loss) before income taxes	27,647	(1,523)
Income tax expense (benefit)	5,915	(452)

Net earnings (loss)	21,732	(1,071)
Earnings attributable to noncontrolling interests	71	67

Net earnings (loss) attributable to Berkshire Hathaway shareholders	$21,661	$(1,138)

Net earnings (loss) per average equivalent Class A share	$13,209	$(692)
Net earnings (loss) per average equivalent Class B share*	$8.81	$(0.46)
Average equivalent Class A shares outstanding	1,639,821	1,644,958
Average equivalent Class B shares outstanding	2,459,731,886	2,467,436,888

*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings/loss per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 20.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2019	2018
	(Unaudited)
Net earnings (loss)	$21,732	$(1,071)

Other comprehensive income:
Net change in unrealized appreciation of investments	117	(45)
Applicable income taxes	(27)	(2)
Reclassification of investment appreciation in net earnings	5	(221)
Applicable income taxes	(1)	46
Foreign currency translation	183	601
Applicable income taxes	(3)	(6)
Defined benefit pension plans	66	(24)
Applicable income taxes	(17)	17
Other, net	(13)	(31)

Other comprehensive income, net	310	335

Comprehensive income	22,042	(736)
Comprehensive income attributable to noncontrolling interests	93	75

Comprehensive income attributable to Berkshire Hathaway shareholders	$21,949	$(811)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2017	$35,702	$58,571	$255,786	$(1,763)	$3,658	$351,954
Adoption of new accounting pronouncements	—	(61,375)	61,304	—	—	(71)
Net earnings (loss)	—	—	(1,138)	—	67	(1,071)
Other comprehensive income, net	—	327	—	—	8	335
Issuance (acquisition) of common stock	24	—	—	—	—	24
Transactions with noncontrolling interests	(37)	—	—	—	(82)	(119)

Balance at March 31, 2018	$35,689	$(2,477)	$315,952	$(1,763)	$3,651	$351,052

Balance at December 31, 2018	$35,715	$(5,015)	$321,112	$(3,109)	$3,797	$352,500
Net earnings (loss)	—	—	21,661	—	71	21,732
Other comprehensive income, net	—	288	—	—	22	310
Issuance (acquisition) of common stock	13	—	—	(1,690)	—	(1,677)
Transactions with noncontrolling interests	(98)	—	—	—	(176)	(274)

Balance at March 31, 2019	$35,630	$(4,727)	$342,773	$(4,799)	$3,714	$372,591

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$21,732	$(1,071)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment (gains) losses	(19,552)	7,809
Depreciation and amortization	2,417	2,387
Other	(469)	(1)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	778	69
Deferred charges reinsurance assumed	273	271
Unearned premiums	2,054	2,352
Receivables and originated loans	(2,237)	(2,186)
Other assets	(990)	(881)
Other liabilities	(1,800)	(392)
Income taxes	5,371	(801)

Net cash flows from operating activities	7,577	7,556

Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(30,918)	(13,037)
Purchases of equity securities	(1,527)	(14,765)
Sales of U.S. Treasury Bills and fixed maturity securities	2,334	13,577
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	21,114	35,088
Sales and redemptions of equity securities	2,063	4,240
Purchases of loans and finance receivables	(14)	(41)
Collections of loans and finance receivables	93	100
Acquisitions of businesses, net of cash acquired	(262)	(112)
Purchases of property, plant and equipment and equipment held for lease	(3,151)	(2,589)
Other	67	(153)

Net cash flows from investing activities	(10,201)	22,308

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,996	37
Proceeds from borrowings of railroad, utilities and energy businesses	2,945	3,613
Repayments of borrowings of insurance and other businesses	(2,811)	(4,192)
Repayments of borrowings of railroad, utilities and energy businesses	(1,431)	(1,221)
Changes in short term borrowings, net	(503)	(1,929)
Acquisition of treasury stock	(1,585)	—
Other	(289)	(102)

Net cash flows from financing activities	(1,678)	(3,794)

Effects of foreign currency exchange rate changes	15	92

Increase (decrease) in cash and cash equivalents and restricted cash	(4,287)	26,162
Cash and cash equivalents and restricted cash at beginning of year	30,811	32,212

Cash and cash equivalents and restricted cash at end of first quarter *	$26,524	$58,374

* Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$27,749	$28,673
Railroad, Utilities and Energy	2,612	2,910
Restricted cash, included in other assets	450	629

	$30,811	$32,212

End of first quarter—
Insurance and Other	$22,487	$54,331
Railroad, Utilities and Energy	3,652	3,550
Restricted cash, included in other assets	385	493

	$26,524	$58,374

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes, the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”), which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. As described in the Annual Report, we modified certain presentations to our Consolidated Financial Statements. Presentations in these interim Consolidated Financial Statements conform to the presentations in the Annual Report. Changes to those policies due to the adoption of a new accounting standard is described in Note 2.

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. In light of the size of our equity security investment portfolio, changes in market prices and the related changes in unrealized gains on equity securities will produce significant volatility in our interim and annual earnings. In addition, changes in the fair values of certain derivative contract liabilities and gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies can cause significant variations in periodic net earnings.

Note 2. New Accounting Pronouncements

Berkshire adopted Accounting Standards Codification (“ASC”) 842 “Leases” on January 1, 2019. Most significantly, ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. Upon the adoption of ASC 842, we recognized operating lease assets of approximately $6.2 billion and lease liabilities of $5.9 billion. We also reduced other assets by approximately $300 million. Consequently, our consolidated assets and liabilities increased by approximately $5.9 billion.

We are party to contracts where we lease property from others (“lessee” contracts) and where we lease property to others (“lessor” contracts). In adopting and applying ASC 842, we elected to use practical expedients, including but not limited to, not reassessing past lease and easement accounting, not separating lease components from non-lease components by class of asset and not recording assets or liabilities for leases with terms of one year or less. We adopted ASC 842 as of January 1, 2019 with regard to contracts in effect as of that date and elected to not restate prior period financial statements. ASC 842 did not have a material effect on our accounting for our lessor contracts or for lessee contracts classified as financing leases.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. In this regard, lease payments include fixed payments and variable payments that depend on an index or rate. The lease term is generally the non-cancellable lease period. Certain lease contracts contain renewal options or other terms that provide for variable payments based on performance or usage or changes in an index or interest rates. Options are not included in determining lease assets or liabilities unless it is reasonably certain that options will be exercised. Generally, incremental borrowing rates are used in measuring lease liabilities. Lease assets are subject to review for impairment.

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASC 606 “Revenues from Contracts with Customers”. Prior year financial statements were not restated. A summary of the effects of the initial adoption of ASU 2016-01, ASU 2018-02 and ASC 606 on our shareholders’ equity follows (in millions).

	ASU 2016-01	ASU 2018-02	ASC 606	Total
Increase (decrease):
Accumulated other comprehensive income	$(61,459)	$84	$—	$(61,375)
Retained earnings	61,459	(84)	(70)	61,305
Shareholders’ equity	—	—	(70)	(70)

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

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used to value policyholder liabilities and deferred acquisition costs arising from the issuance of long-duration insurance and reinsurance contracts, with the effects of changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Currently, the actuarial and discount rate assumptions are set at the contract inception date and not subsequently changed, except under limited circumstances. ASU 2018-12 requires new disclosures and is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of March 31, 2019 and December 31, 2018 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
U.S. Treasury, U.S. government corporations and agencies	$3,901	$29	$(12)	$3,918
States, municipalities and political subdivisions	145	6	—	151
Foreign governments	8,047	60	(16)	8,091
Corporate bonds	6,259	470	(5)	6,724
Mortgage-backed securities	470	63	(2)	531

	$18,822	$628	$(35)	$19,415

December 31, 2018
U.S. Treasury, U.S. government corporations and agencies	$4,223	$22	$(22)	$4,223
States, municipalities and political subdivisions	182	7	—	189
Foreign governments	7,480	50	(28)	7,502
Corporate bonds	7,055	408	(23)	7,440
Mortgage-backed securities	487	59	(2)	544

	$19,427	$546	$(75)	$19,898

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2019, approximately 88% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies.

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2019 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$7,198	$10,331	$364	$459	$470	$18,822
Fair value	7,242	10,443	410	789	531	19,415

Note 4. Investments in equity securities

Investments in equity securities as of March 31, 2019 and December 31, 2018 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2019*
Banks, insurance and finance	$44,710	$46,029	$90,739
Consumer products	38,909	31,232	70,141
Commercial, industrial and other	19,280	11,611	30,891

	$102,899	$88,872	$191,771

*

Approximately 68% of the aggregate fair value was concentrated in five companies (American Express Company – $16.6 billion; Apple Inc. – $48.5 billion; Bank of America Corporation – $25.4 billion; The Coca-Cola Company – $18.7 billion and Wells Fargo & Company – $20.9 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2018*
Banks, insurance and finance	$44,332	$38,260	$82,592
Consumer products	38,783	22,838	61,621
Commercial, industrial and other	19,752	8,792	28,544

	$102,867	$69,890	$172,757

*

Approximately 68% of the aggregate fair value was concentrated in five companies (American Express Company – $14.5 billion; Apple Inc. – $40.3 billion; Bank of America Corporation – $22.6 billion; The Coca-Cola Company – $18.9 billion and Wells Fargo & Company – $20.7 billion).

Note 5. Equity method investments

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

Berkshire currently owns 325,442,152 shares of Kraft Heinz common stock representing 26.7% of the outstanding shares. Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $10.6 billion at March 31, 2019 and $14.0 billion at December 31, 2018. The carrying value of our investment was approximately $13.7 billion at March 31, 2019 and $13.8 billion at December 31, 2018. As of May 3, 2019, Kraft Heinz has not filed its 2018 Form 10-K with the Securities and Exchange Commission. In addition, Kraft Heinz has not made its financial statements for the first quarter of 2019 available to Berkshire. Accordingly, Berkshire does not have the necessary financial information to determine its share of the earnings and other comprehensive income of Kraft Heinz for the first quarter of 2019. As a result, Berkshire’s first quarter 2019 earnings and other comprehensive income exclude such amounts. Berkshire will record its share of Kraft Heinz’s earnings and other comprehensive income for the three months ended March 31, 2019 during the period that such information becomes available. We recorded equity method earnings in the first quarter of 2018 of approximately $265 million. We received dividends on the common stock of $130 million and $203 million in the first quarter of 2019 and 2018, respectively, which we recorded as reductions of our investment.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

Summarized unaudited financial information of Kraft Heinz as of December 29, 2018 and for the first quarter of 2018 follows (in millions).

December 29, 2018
Assets	$103,627
Liabilities	51,721
First Quarter
2018
Sales	$6,304

Net earnings attributable to Kraft Heinz common shareholders	$993

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC, d/b/a Pilot Flying J (“Pilot Flying J”), and Electric Transmission Texas, LLC (“ETT”). The carrying value of our investments in these entities was approximately $3.6 billion as of March 31, 2019 and $3.5 billion as of December 31, 2018. Our equity method earnings in these entities in the first quarter were $167 million in 2019 and $136 million in 2018. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”), formerly known as Leucadia National Corporation, owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. On March 31, 2019, Berkadia’s commercial paper outstanding was $1.47 billion. The commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. In addition, a Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest.

On October 3, 2017, we entered into an investment agreement and an equity purchase agreement whereby we acquired a 38.6% interest in Pilot Flying J, headquartered in Knoxville, Tennessee. Pilot Flying J is one of the largest operators of travel centers in North America, with more than 28,000 team members, 750 locations across the U.S. and Canada, and nearly $30 billion in annual revenues. The Haslam family currently owns a 50.1% interest in Pilot Flying J and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire in 2023 an additional 41.4% interest in Pilot Flying J with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot Flying J in 2023.

Note 6. Investment gains/losses

Investment gains/losses in the first quarter of 2019 and 2018 are summarized as follows (in millions).

	2019	2018
Equity securities:
Unrealized investment gains (losses) on securities held at the end of the period	$19,393	$(7,807)
Investment gains (losses) during the period	161	(240)

	19,554	(8,047)
Fixed maturity securities:
Gross realized gains	5	359
Gross realized losses	(10)	(138)
Other	3	17

	$19,552	$(7,809)

Prior to 2018, we recognized investment gains and losses in earnings when we sold equity securities based on the difference between the proceeds from the sale and the cost of the securities and also when we recognized other-than-temporary impairment losses. Beginning in 2018, equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own. Prior to 2018, we recorded the changes in unrealized gains and losses on our investments in equity securities in other comprehensive income.

Notes to Consolidated Financial Statements (Continued)

Note 6. Investment gains/losses (Continued)

In the first quarter of 2019 and 2018, as reflected in the Consolidated Statements of Cash Flows, we received proceeds of approximately $2.1 billion and $4.2 billion, respectively, from sales of equity securities. In the preceding table, investment gains/losses on equity securities sold in each period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. Our taxable gains on equity securities sold during the first quarter of 2019 and 2018, which are generally the difference between the proceeds from sales and our original cost, were $518 million and $727 million, respectively.

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2019	December 31, 2018
Loans and finance receivables before allowances and discounts	$16,767	$16,622
Allowances for uncollectible loans	(176)	(177)
Unamortized acquisition discounts	(159)	(165)

	$16,432	$16,280

Loans and finance receivables are principally installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for the first quarter were $32 million in 2019 and $34 million in 2018. Loan charge-offs, net of recoveries in the first quarter, were $33 million in 2019 and $35 million in 2018. At March 31, 2019, approximately 98% of the manufactured housing loan balances were evaluated collectively for impairment, with the remainder evaluated individually. As part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2019, we considered approximately 99% of the loan balances to be performing and approximately 97% of the loan balances to be current as to payment status.

Additionally, during 2018, an insurance subsidiary entered into an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which matures on July 31, 2023. As of March 31, 2019 and December 31, 2018, the outstanding loans under the facility were approximately $1.6 billion.

Note 8. Other receivables

Other receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2019	December 31, 2018
Insurance premiums receivable	$13,766	$12,452
Reinsurance recoverable on unpaid losses	3,164	3,060
Trade receivables	12,957	12,617
Other	4,188	3,823
Allowances for uncollectible accounts	(365)	(388)

	$33,710	$31,564

Receivables of railroad and utilities and energy businesses are comprised of the following (in millions).

	March 31, 2019	December 31, 2018
Trade receivables	$3,237	$3,433
Other	354	362
Allowances for uncollectible accounts	(131)	(129)

	$3,460	$3,666

Trade receivables include unbilled revenue of $569 million and $554 million as of March 31, 2019 and December 31, 2018, respectively, attributable to the regulated utility businesses.

Notes to Consolidated Financial Statements (Continued)

Note 9. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2019	December 31, 2018
Raw materials	$4,249	$4,182
Work in process and other	2,678	2,625
Finished manufactured goods	4,789	4,541
Goods acquired for resale	7,738	7,721

	$19,454	$19,069

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2019	December 31, 2018
Land	$2,549	$2,536
Buildings and improvements	10,128	9,959
Machinery and equipment	22,682	22,574
Furniture, fixtures and other	5,049	4,758

	40,408	39,827
Accumulated depreciation	(19,583)	(19,199)

	$20,825	$20,628

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2019	December 31, 2018
Railroad:
Land, track structure and other roadway	$60,328	$59,509
Locomotives, freight cars and other equipment	13,185	13,016
Construction in progress	574	664

	74,087	73,189
Accumulated depreciation	(10,865)	(10,004)

	63,222	63,185

Utilities and energy:
Utility generation, transmission and distribution systems	77,659	77,288
Interstate natural gas pipeline assets	7,547	7,524
Independent power plants and other assets	8,318	8,324
Construction in progress	3,388	3,110

	96,912	96,246
Accumulated depreciation	(27,964)	(27,651)

	68,948	68,595

	$132,170	$131,780

Depreciation expense for the first quarter of 2019 and 2018 is summarized below (in millions).

	2019	2018
Insurance and other	$542	$535
Railroad, utilities and energy	1,256	1,225

	$1,798	$1,760

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2019	December 31, 2018
Railcars	$8,992	$8,862
Aircraft	7,485	7,376
Other equipment held for lease	4,478	4,379

	20,955	20,617
Accumulated depreciation	(6,526)	(6,319)

	$14,429	$14,298

Depreciation expense for equipment held for lease in the first quarter was $286 million in 2019 and $275 million in 2018.

Note 12. Leases

We are party to contracts where we lease property from others. As a lessee, we primarily lease office and operating facilities, locomotives, freight cars, energy generation facilities and transmission assets. Operating lease right-of-use assets and lease liabilities included in our March 31, 2019 Consolidated Balance Sheet were approximately $6.2 billion and $6.0 billion, respectively. Such amounts were included in other assets and accounts payable, accruals and other liabilities in our Consolidated Balance Sheet. The weighted average term of these leases was approximately 7.7 years and the weighted average discount rate used to measure lease liabilities was approximately 3.9%. A summary of our remaining operating lease payments as of March 31, 2019 and December 31, 2018 follows (in millions).

	2019	2020	2021	2022	2023	Thereafter	Total lease payments	Amount representing interest	Lease liabilities
March 31, 2019	$933	$1,312	$1,091	$859	$685	$2,183	$7,063	$(1,053)	$6,010
December 31, 2018	1,310	1,268	1,048	820	658	2,079	7,183

Components of operating lease costs by type were as follows (in millions).

	Operating lease cost	Short-term lease cost	Variable lease cost	Sublease income	Total lease cost
First quarter of 2019	$361	$44	$69	$(6)	$468

We are also party to contracts where we lease property to others as a lessor. Operating lease revenues by type were as follows (in millions).

	Fixed lease revenue	Variable lease revenue	Total
First quarter of 2019	$1,074	$362	$1,436

Future operating lease rentals to be received on assets we lease to others were as follows (in millions).

	2019	2020	2021	2022	2023	Thereafter	Total
As of March 31, 2019	$1,932	$1,928	$1,363	$893	$529	$485	$7,130

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill during 2019 and 2018 follows (in millions).

	March 31, 2019	December 31, 2018
Balance at beginning of year	$81,025	$81,258
Acquisitions of businesses	159	376
Other, including foreign currency translation	36	(609)

Balance at end of period	$81,220	$81,025

Notes to Consolidated Financial Statements (Continued)

Note 13. Goodwill and other intangible assets (Continued)

Our other intangible assets and related accumulated amortization are summarized as follows (in millions).

	March 31, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,553	$9,287	$40,493	$8,994
Railroad, utilities and energy	1,011	373	1,011	362

	$41,564	$9,660	$41,504	$9,356

Trademarks and trade names	$5,367	$757	$5,368	$750
Patents and technology	4,472	2,862	4,446	2,790
Customer relationships	28,426	4,782	28,375	4,573
Other	3,299	1,259	3,315	1,243

	$41,564	$9,660	$41,504	$9,356

Intangible asset amortization expense in the first quarter was $333 million in 2019 and $352 million in 2018. Intangible assets with indefinite lives as of March 31, 2019 and December 31, 2018 were $18.9 billion and primarily related to certain customer relationships and trademarks and trade names.

Note 14. Derivative contracts

We are party to derivative contracts through certain of our subsidiaries. Currently, the most significant derivative contracts consist of equity index put option contracts. The liabilities and related notional values of these contracts follows (in millions).

	Liabilities	Notional Value
March 31, 2019	$1,682	$26,522
December 31, 2018	2,452	26,759

Notional value represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date. We recorded pre-tax gains of $770 million in the first quarter of 2019 and losses of $206 million in the first quarter of 2018 with respect to our equity index put option contracts.

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. The remaining contracts expire between April 2019 and October 2025. The weighted average life of unexpired contracts at March 31, 2019 was approximately 1.65 years. Contracts with notional values of $12.2 billion will expire over the remainder of 2019. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of $4.0 billion on the contract inception dates with respect to unexpired contracts at March 31, 2019 and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $957 million at March 31, 2019 and $1,653 million at December 31, 2018. These contracts may not be unilaterally terminated or fully settled before the expiration dates and the ultimate amount of cash basis gains or losses on these contracts will not be determined until the contract expiration dates.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2019, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. We may use forward purchases and sales, futures, swaps and options to manage a portion of these price risks. Most of the net derivative contract assets or liabilities of our regulated utilities are probable of recovery through rates and are offset by regulatory liabilities or assets. Derivative contract assets are included in other assets and were $171 million as of March 31, 2019 and $172 million as of December 31, 2018. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $99 million as of March 31, 2019 and $111 million as of December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

Note 15. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2019 and 2018 is presented in the following table (in millions).

	2019	2018
Cash paid during the period for:
Income taxes	$464	$289
Interest:
Insurance and other	395	421
Railroad, utilities and energy	683	747
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	61	4
Right-of-use assets obtained in exchange for new operating lease liabilities	170	—

Note 16. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under short-duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Reconciliations of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 17), for each of the three months ending March 31, 2019 and 2018 follow (in millions).

	2019	2018
Balances – beginning of year:
Gross liabilities	$68,458	$61,122
Reinsurance recoverable on unpaid losses	(3,060)	(3,201)

Net liabilities	65,398	57,921

Incurred losses and loss adjustment expenses:
Current accident year events	9,787	9,475
Prior accident years’ events	112	(753)

Total incurred losses and loss adjustment expenses	9,899	8,722

Paid losses and loss adjustment expenses:
Current accident year events	(3,123)	(3,091)
Prior accident years’ events	(5,884)	(4,759)

Total payments	(9,007)	(7,850)

Foreign currency translation adjustment	81	253
Balances – March 31:
Net liabilities	66,371	59,046
Reinsurance recoverable on unpaid losses	3,164	3,048

Gross liabilities	$69,535	$62,094

Incurred losses and loss adjustment expenses in the first quarter of 2019 included a net increase of estimated ultimate liabilities for prior accident years of $112 million compared to a net decrease of $753 million in the first quarter of 2018. Increases and decreases in estimated ultimate liabilities produce corresponding decreases and increases to pre-tax earnings. Such amounts as percentages of net liabilities at the beginning of the year were 0.2% in 2019 and 1.3% in 2018.

Notes to Consolidated Financial Statements (Continued)

Note 16. Unpaid losses and loss adjustment expenses (Continued)

In the first quarter of 2019, we reduced estimated ultimate liabilities of primary insurance for prior years’ events by $100 million, compared to a reduction of $571 million in 2018. In each period, these liability reductions primarily derived from private passenger automobile, medical malpractice and workers’ compensation insurance, although the liability reductions in the first quarter of 2019 were lower than in the first quarter of 2018 for private passenger automobile and medical malpractice. In addition, we increased estimated liabilities in the first quarter of 2019 for legacy casualty exposures and other commercial insurance business.

In the first quarter of 2019, we increased estimated ultimate property and casualty reinsurance liabilities for prior years’ events by $212 million, compared to a decrease of $182 million in the first quarter of 2018. The losses in 2019 derived primarily from casualty claims.

Note 17. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, if applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the three months ending March 31, 2019 and 2018 follows (in millions).

	2019		2018
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances – beginning of year:	$41,834	$(14,104)	$42,937	$(15,278)

Incurred losses and loss adjustment expenses
Current year contracts	—	—	—	—
Prior years’ contracts	2	273	(30)	271

Total	2	273	(30)	271

Paid losses and loss adjustment expenses	(203)	—	(563)	—

Balances – March 31:	$41,633	$(13,831)	$42,344	$(15,007)

Incurred losses and loss adjustment expenses, net of deferred charges	$275		$241

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts. Incurred losses and loss adjustment expenses in the first quarter related to contracts written in prior years were $275 million in 2019 and $241 million in 2018. Such losses reflected the periodic amortization of deferred charge assets and the effects of changes in the timing and amount of ultimate claim liabilities.

In 2017, National Indemnity Company (“NICO”) entered into a contract with various subsidiaries of American International Group, Inc. (collectively, “AIG”). Our estimated ultimate claim liabilities with respect to the AIG contract at March 31, 2019 and at December 31, 2018 were $18.2 billion. Deferred charge assets related to the AIG contract were approximately $6.8 billion at March 31, 2019 and $6.9 billion at December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

Note 18. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2019.

	Weighted Average Interest Rate	March 31, 2019	December 31, 2018
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2019-2047	3.1%	$9,066	$9,065
Euro denominated due 2020-2035	1.1%	7,638	7,806
Berkshire Hathaway Finance Corporation (“BHFC”) due 2019-2049	3.8%	9,928	10,650
Other subsidiary borrowings due 2019-2045	4.0%	5,519	5,597
Subsidiary short-term borrowings	4.4%	1,696	1,857

		$33,847	$34,975

The carrying value of Berkshire’s Euro denominated senior notes reflects the Euro/U.S. Dollar exchange rate as of the balance sheet date. The gains or losses arising from the changes in the Euro/U.S. Dollar exchange rate during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the Euro/U.S. Dollar exchange rate resulted in pre-tax gains of $170 million in the first quarter of 2019 compared to pre-tax losses of $217 million in the first quarter of 2018. The carrying values of the Euro denominated senior notes reflected corresponding decreases with respect to the gains and increases with respect to the losses in those periods.

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain finance subsidiaries. In the first quarter of 2019, BHFC issued $2.0 billion of 4.25% senior notes due in 2049 and repaid $2.7 billion of maturing notes. Such borrowings are fully and unconditionally guaranteed by Berkshire. In addition to BHFC’s borrowings, Berkshire guaranteed approximately $1.6 billion of other subsidiary borrowings at March 31, 2019. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	March 31, 2019	December 31, 2018
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2020-2049	4.6%	$8,578	$8,577
Subsidiary and other debt due 2019-2064	4.5%	29,337	28,196
Short-term borrowings	3.2%	2,214	2,516
Burlington Northern Santa Fe and subsidiaries due 2019-2097	4.7%	23,217	23,226

		$63,346	$62,515

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. During the first quarter of 2019, BHE and its subsidiaries issued approximately $3.0 billion of long-term debt. The debt issued in 2019 has maturity dates ranging from 2029 to 2050 and a weighted average interest rate of 3.9%. Proceeds from these debt issuances were used to repay debt, to fund capital expenditures and for general corporate purposes.

BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2019, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of March 31, 2019, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $7.3 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $5.8 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2019 and December 31, 2018, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,918	$3,918	$2,846	$1,072	$—
States, municipalities and political subdivisions	151	151	—	151	—
Foreign governments	8,091	8,091	5,840	2,251	—
Corporate bonds	6,724	6,724	—	6,720	4
Mortgage-backed securities	531	531	—	531	—
Investments in equity securities	191,771	191,771	191,420	50	301
Investment in Kraft Heinz common stock	13,686	10,626	10,626	—	—
Loans and finance receivables	16,432	16,459	—	1,641	14,818
Derivative contract assets (1)	171	171	—	52	119
Derivative contract liabilities:
Railroad, utilities and energy (1)	99	99	1	83	15
Equity index put options	1,682	1,682	—	—	1,682
Notes payable and other borrowings:
Insurance and other	33,847	35,242	—	35,216	26
Railroad, utilities and energy	63,346	69,937	—	69,937	—

December 31, 2018
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,223	$4,223	$2,933	$1,290	$—
States, municipalities and political subdivisions	189	189	—	189	—
Foreign governments	7,502	7,502	5,417	2,085	—
Corporate bonds	7,440	7,440	—	7,434	6
Mortgage-backed securities	544	544	—	544	—
Investments in equity securities	172,757	172,757	172,253	203	301
Investment in Kraft Heinz common stock	13,813	14,007	14,007	—	—
Loans and finance receivables	16,280	16,377	—	1,531	14,846
Derivative contract assets (1)	172	172	2	52	118
Derivative contract liabilities:
Railroad, utilities and energy (1)	111	111	1	101	9
Equity index put options	2,452	2,452	—	—	2,452
Notes payable and other borrowings:
Insurance and other	34,975	35,361	—	35,335	26
Railroad, utilities and energy	62,515	66,422	—	66,422	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair value measurements (Continued)

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 follow (in millions).

Net derivative contract liabilities
Three months ending March 31, 2019
Balance at December 31, 2018	$(2,343)
Gains (losses) included in:
Earnings	820
Other comprehensive income	—
Regulatory assets and liabilities	(11)
Acquisitions, dispositions and settlements	(44)
Transfers into/out of Level 3	—

Balance at March 31, 2019	$(1,578)

Three months ending March 31, 2018
Balance at December 31, 2017	$(2,069)
Gains (losses) included in:
Earnings	(176)
Other comprehensive income	(1)
Regulatory assets and liabilities	(9)
Acquisitions, dispositions and settlements	(26)

Balance at March 31, 2018	$(2,281)

Gains and losses included in earnings are reported as components of derivative gains/losses and other revenues, as appropriate.

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair value measurements (Continued)

Quantitative information as of March 31, 2019, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Derivative contract liabilities – Equity index put options	$1,682	Option pricing model	Volatility	16%

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

Note 20. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2019 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance December 31, 2018	742,213	(12,897)	729,316	1,373,558,983	(6,138,909)	1,367,420,074
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options	(4,303)	—	(4,303)	6,616,673	—	6,616,673
Treasury stock acquired	—	(1,258)	(1,258)	—	(6,519,830)	(6,519,830)

Balance at March 31, 2019	737,910	(14,155)	723,755	1,380,175,656	(12,658,739)	1,367,516,917

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,635,433 shares outstanding as of March 31, 2019 and 1,640,929 shares outstanding as of December 31, 2018.

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

Notes to Consolidated Financial Statements (Continued)

Note 20. Common stock (Continued)

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

Note 21. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and amounts reclassified out of accumulated other comprehensive income for the three months ending March 31, 2019 and 2018 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
2019
Balance at December 31, 2018	$370	$(4,603)	$(816)	$34	$(5,015)
Other comprehensive income, net before reclassifications	89	157	38	(13)	271
Reclassifications into net earnings:
Reclassifications before income taxes	5	—	16	2	23
Applicable income taxes	(1)	—	(4)	(1)	(6)

Balance at March 31, 2019	$463	$(4,446)	$(766)	$22	$(4,727)

2018
Balance at December 31, 2017	$62,093	$(3,114)	$(420)	$12	$58,571
Reclassifications to retained earnings upon adoption of new accounting standards	(61,340)	(65)	36	(6)	(61,375)
Other comprehensive income, net before reclassifications	(74)	585	(17)	2	496
Reclassifications into net earnings:
Reclassifications before income taxes	(221)	—	10	(5)	(216)
Applicable income taxes	46	—	(1)	2	47

Balance at March 31, 2018	$504	$(2,594)	$(392)	$5	$(2,477)

Note 22. Income taxes

Our consolidated effective income tax rates for the first quarter of 2019 and 2018 were 21.4% and 29.7%, respectively. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings and underlying income tax rates applicable in the various taxing jurisdictions. In the first quarter of 2019, we recorded income tax expense of $377 million for uncertain tax positions related to investments in certain tax equity investment funds that generated income tax benefits from 2015 through 2018. We now believe that it is more likely than not those income tax benefits are not valid.

Notes to Consolidated Financial Statements (Continued)

Note 23. Revenues from contracts with customers

On January 1, 2018, we adopted ASC 606 “Revenues from Contracts with Customers.” Under ASC 606, revenues are recognized when a good or service is transferred to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the first quarters of 2019 and 2018 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues which are not within the scope of ASC 606.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending March 31, 2019
Manufactured products:
Industrial and commercial products	$6,459	$—	$46	$—	$—	$—	$6,505
Building products	3,552	—	—	—	—	—	3,552
Consumer products	3,290	—	—	—	—	—	3,290
Grocery and convenience store distribution	—	8,035	—	—	—	—	8,035
Food and beverage distribution	—	4,125	—	—	—	—	4,125
Auto sales	—	—	1,937	—	—	—	1,937
Other retail and wholesale distribution	544	—	2,921	—	—	—	3,465
Service	348	20	990	5,713	725	—	7,796
Electricity and natural gas	—	—	—	—	3,687	—	3,687

Total	14,193	12,180	5,894	5,713	4,412	—	42,392
Other revenue	865	19	1,110	12	260	16,020	18,286

	$15,058	$12,199	$7,004	$5,725	$4,672	$16,020	$60,678

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending March 31, 2018
Manufactured products:
Industrial and commercial products	$6,554	$—	$54	$—	$—	$—	$6,608
Building products	2,920	—	—	—	—	—	2,920
Consumer products	3,696	—	—	—	—	—	3,696
Grocery and convenience store distribution	—	8,158	—	—	—	—	8,158
Food and beverage distribution	—	3,997	—	—	—	—	3,997
Auto sales	—	—	1,931	—	—	—	1,931
Other retail and wholesale distribution	498	—	2,712	—	—	—	3,210
Service	218	17	950	5,580	700	—	7,465
Electricity and natural gas	—	—	—	—	3,524	—	3,524

Total	13,886	12,172	5,647	5,580	4,224	—	41,509
Other revenue	812	17	1,140	10	288	14,697	16,964

	$14,698	$12,189	$6,787	$5,590	$4,512	$14,697	$58,473

Notes to Consolidated Financial Statements (Continued)

Note 23. Revenues from contracts with customers (Continued)

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of March 31, 2019 follows (in millions).

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$918	$5,796	$6,714
Other sales and service contracts	1,278	1,750	3,028

Note 24. Contingencies and Commitments

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

On April 30, 2019, Berkshire committed to invest a total of $10 billion in Occidental Petroleum Corporation (“Occidental”) in connection with Occidental’s proposal to acquire Anadarko Petroleum Corporation (“Anadarko”). The investment is contingent upon Occidental entering into and completing its proposed acquisition of Anadarko. If completed, Berkshire’s investment would include newly issued Occidental Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion, together with warrants to purchase up to 80.0 million shares of Occidental common stock at an exercise price of $62.50 per share. The preferred stock will accrue dividends at 8% per annum and will be redeemable at the option of Occidental commencing on the tenth anniversary of issuance at a redemption price equal to 105% of the liquidation preference plus any accumulated and unpaid dividends, or mandatorily under certain specified capital return events. Dividends will be paid in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants issued with the preferred stock may be exercised in whole or in part until one year after the redemption of the preferred stock.

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. The accompanying business segment information for the first quarter of 2018 reflects certain reclassifications to conform to presentations as of December 31, 2018. Specifically, business units that previously were reported as the finance and financial products segment in the first quarter of 2018 were reclassified to manufacturing (Clayton Homes and UTLX), services and retailing (CORT and XTRA leasing) and corporate and other (principally investment income).

Notes to Consolidated Financial Statements (Continued)

Note 25. Business segment data (Continued)

Revenues and earnings or loss before income taxes by segment for the first quarter of 2019 and 2018 were as follows (in millions).

	First Quarter
	2019	2018
Revenues of Operating Businesses:
Insurance:
Underwriting:
GEICO	$8,622	$7,915
Berkshire Hathaway Reinsurance Group	3,546	3,540
Berkshire Hathaway Primary Group	2,151	1,918
Investment income	1,487	1,213

Total insurance	15,806	14,586
BNSF	5,762	5,624
Berkshire Hathaway Energy	4,672	4,512
Manufacturing	15,070	14,722
McLane Company	12,199	12,189
Service and retailing	7,025	6,815

	60,534	58,448

Reconciliation of segments to consolidated amount:
Corporate, eliminations and other	144	25

	$60,678	$58,473

	First Quarter
	2019	2018
Earnings (Loss) Before Income Taxes of Operating Businesses:
Insurance:
Underwriting:
GEICO	$770	$677
Berkshire Hathaway Reinsurance Group	(253)	(258)
Berkshire Hathaway Primary Group	(30)	99
Investment income	1,485	1,205

Total insurance	1,972	1,723
BNSF	1,665	1,513
Berkshire Hathaway Energy	540	487
Manufacturing	2,194	2,207
McLane Company	111	60
Service and retailing	621	573

	7,103	6,563

Reconciliation of segments to consolidated amount:
Investment and derivative gains (losses)	20,322	(8,015)
Interest expense, not allocated to segments	(109)	(120)
Equity method investments	168	401
Corporate, eliminations and other	163	(352)

	$27,647	$(1,523)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2019	2018
Insurance – underwriting	$389	$407
Insurance – investment income	1,237	1,012
Railroad	1,253	1,145
Utilities and energy	605	585
Manufacturing, service and retailing	2,200	2,127
Investment and derivative gains/losses	16,106	(6,426)
Other	(129)	12

Net earnings (loss) attributable to Berkshire Hathaway shareholders	$21,661	$(1,138)

Through our subsidiaries, we engage in a number of diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are essentially no centralized or integrated business functions and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 25 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Beginning in 2018, our periodic net earnings include changes in unrealized gains and losses on our investments in equity securities. These gains and losses are likely to be exceptionally large given the size of our current holdings and the inherent volatility in securities prices. Prior to 2018, the changes in unrealized gains and losses pertaining to such investments were recorded in other comprehensive income.

Our insurance businesses generated after-tax earnings from underwriting of $389 million in the first quarter of 2019 and $407 million in 2018. Results in 2019 and 2018 included net underwriting gains from primary insurance and net underwriting losses from reinsurance. After-tax earnings in the first quarter of 2019 from insurance investments increased 22.2% over 2018, reflecting increased short-term interest rates and dividend income.

Our railroad business generated a 9.4% increase in after-tax earnings in the first quarter of 2019 compared to 2018. Results in 2019 benefited from higher rates per car/unit and a curtailment gain related to an amendment to a retirement plan, partly offset by lower unit volume. Severe winter weather and flooding across the mid-U.S. in the first quarter of 2019 had a significant negative impact on freight volumes and operating results.

Our utilities and energy business produced a 3.4% increase in after-tax earnings in the first quarter of 2019 compared to 2018. Earnings from our manufacturing, service and retailing businesses in the first quarter of 2019 increased 3.4% over 2018. First quarter 2019 results of our underlying business operations were mixed, with several of these businesses experiencing lower first quarter earnings from a variety of factors.

After-tax investment and derivative gains in the first quarter of 2019 were $16.1 billion compared to after-tax losses of $6.4 billion in 2018. In the table above, investment and derivative gains/losses include a gain of approximately $15.1 billion in 2019 and a loss of approximately $7.0 billion in 2018 due to changes during the first quarters of 2019 and 2018 in the amount of unrealized gains that existed in our equity security investment holdings and also include after-tax realized gains on sales of equity and fixed maturity securities of $392 million and $747 million during the first quarters of 2019 and 2018, respectively. We believe that investment and derivative gains/losses, whether realized from dispositions or settlements or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating our economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

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

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $111 billion as of March 31, 2019. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2019	2018
Underwriting gain (loss):
GEICO	$770	$677
Berkshire Hathaway Reinsurance Group	(253)	(258)
Berkshire Hathaway Primary Group	(30)	99

Pre-tax underwriting gain	487	518
Income taxes and noncontrolling interests	98	111

Net underwriting gain	$389	$407

Effective income tax rate	22.5%	21.4%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2019		2018
	Amount	%	Amount	%
Premiums written	$9,263		$8,689

Premiums earned	$8,622	100.0	$7,915	100.0

Losses and loss adjustment expenses	6,556	76.1	6,075	76.7
Underwriting expenses	1,296	15.0	1,163	14.7

Total losses and expenses	7,852	91.1	7,238	91.4

Pre-tax underwriting gain	$770		$677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written and earned in the first quarter of 2019 increased 6.6% and 8.9%, respectively, compared to 2018. These increases reflected voluntary auto policy-in-force growth of 3.6% and increased premiums per auto policy of approximately 4.0% over the past twelve months. The increase in premiums per policy was attributable to rate increases from 2018, coverage changes and changes in state and risk mix. The increases in rates were in response to accelerating losses. Voluntary auto new business sales in the first quarter of 2019 increased 6.2% compared to the first quarter of 2018, while our voluntary auto policies-in-force increased approximately 342,000 during the first quarter of 2019.

Losses and loss adjustment expenses in the first quarter of 2019 were approximately $6.6 billion, an increase of $481 million (7.9%) compared to 2018. GEICO’s ratio of losses and loss adjustment expenses to premiums earned (the “loss ratio”) in the first quarter of 2019 was 76.1%, a decline of 0.6 percentage points compared to the first quarter of 2018.

GEICO reduced ultimate claim loss estimates for prior years’ loss events by $83 million in the first quarter of 2019 and $407 million in 2018. These reductions produced corresponding pre-tax underwriting gains. The gains in 2019 were primarily due to lower losses from collision, property damage and bodily injury claims, partially offset by higher losses from personal injury protection claims. Claims frequencies in the first quarter of 2019 for property damage and collision coverages and personal injury protection coverage were down (two to four percent range) compared to 2018 and were flat for bodily injury coverage. Average claims severities in the first quarter of 2019 were higher for property damage and collision coverages (four to six percent range) and bodily injury coverage (six to eight percent range).

Underwriting expenses in the first quarter of 2019 were approximately $1.3 billion, an increase of $133 million (11.4%) over 2018. GEICO’s expense ratio (underwriting expenses to premiums earned) in the first quarter of 2019 was 15.0%, an increase of 0.3 percentage points compared to 2018. The underwriting expense increase was primarily attributable to increases in advertising expenses, insurance premium taxes and employee-related costs, which reflected wage and staffing increases.

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

With the exception of our retroactive reinsurance and periodic payment annuity product lines, we strive to generate pre-tax underwriting profits. Time-value-of-money concepts are important elements in establishing prices for retroactive reinsurance and periodic payment annuity premiums due to the expected long durations of the liabilities. We expect to incur pre-tax underwriting losses from these products through deferred charge amortization and discount accretion charges. We receive premiums at the inception of these contracts, which are then available for investment. A summary of BHRG’s premiums and pre-tax underwriting results follows (dollars in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2019	2018	2019	2018
Property/casualty	$2,322	$2,026	$(40)	$130
Retroactive reinsurance	3	—	(323)	(311)
Life/health	1,027	1,234	280	96
Periodic payment annuity	194	280	(170)	(173)

	$3,546	$3,540	$(253)	$(258)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2019		2018
	Amount	%	Amount	%
Premiums written	$3,542		$3,346

Premiums earned	$2,322	100.0	$2,026	100.0

Losses and loss adjustment expenses	1,774	76.4	1,391	68.7
Underwriting expenses	588	25.3	505	24.9

Total losses and expenses	2,362	101.7	1,896	93.6

Pre-tax underwriting gain (loss)	$(40)		$130

Property/casualty premiums earned in the first quarter of 2019 were approximately $2.3 billion, an increase of $296 million (14.6%) compared to 2018. The increase primarily reflected higher direct and broker markets business and derived primarily from new business and increased participations for renewal business in both property and casualty lines. Premiums earned in the first quarter included $432 million in 2019 and $448 million in 2018 from a 10-year, 20% quota-share contract entered into by NICO with Insurance Australia Group Limited, which expires in 2025.

Losses and loss adjustment expenses in 2019 were approximately $1.8 billion, an increase of $383 million (27.5%) compared to 2018. Losses and loss adjustment expenses in the first quarter of 2019 included increases in estimated ultimate claim liabilities attributable to prior years’ loss events of $212 million compared to decreases of $182 million in 2018, which produced corresponding decreases and increases in pre-tax underwriting gains. Such gains and losses were less than 1% of the unpaid claim liabilities as of the beginning of the applicable year. Losses and loss adjustment expenses in 2019 also reflected a decline in the overall loss ratio for current accident year business as compared to the first quarter of 2018. There were no significant catastrophe loss events in the first quarter of 2019 or 2018.

Retroactive reinsurance

There were no new retroactive reinsurance contracts written in the first quarter of 2019 or 2018. Pre-tax underwriting losses from retroactive reinsurance contracts in the first quarter were $323 million in 2019 and $311 million in 2018. Certain liabilities related to retroactive reinsurance contracts written by our U.S. subsidiaries are denominated in foreign currencies. Underwriting results in the first quarter included pre-tax losses of $52 million in 2019 and $60 million in 2018 associated with the re-measurement of such liabilities due to changes in foreign currency exchange rates.

Pre-tax underwriting losses before foreign currency gains/losses in the first quarter were $271 million in 2019 and $251 million in 2018, which derived from deferred charge amortization and changes in the estimated timing and amount of future claim payments. Deferred charge amortization in the first quarter included approximately $156 million in 2019 and $147 million in 2018 related to an aggregate excess-of-loss retroactive reinsurance agreement with various subsidiaries of American International Group, Inc.

Gross unpaid losses assumed under retroactive reinsurance contracts were approximately $41.6 billion at March 31, 2019 and $41.8 billion at December 31, 2018. Unamortized deferred charge assets related to such reinsurance contracts were approximately $13.8 billion at March 31, 2019 and $14.1 billion at December 31, 2018. Deferred charge assets will be charged to pre-tax earnings over the expected remaining claims settlement periods through periodic amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2019		2018
	Amount	%	Amount	%
Premiums written	$1,027		$1,237

Premiums earned	$1,027	100.0	$1,234	100.0

Life and health insurance benefits	598	58.2	936	75.9
Underwriting expenses	149	14.5	202	16.4

Total benefits and expenses	747	72.7	1,138	92.3

Pre-tax underwriting gain (loss)	$280		$96

Life/health premiums earned in the first quarter of 2019 were approximately $1.0 billion, a decrease of $207 million (16.8%) compared to 2018. The decrease was primarily attributable to the effects of an amendment in the first quarter of 2019 to a reinsurance contract, partially offset by growth in the Asia life markets. In the first quarter of 2019, BHLN amended its yearly renewable term life insurance contract with a major U.S. reinsurer. The amendment effectively eliminates BHLN’s exposure under the contract in the future. BHLN recorded a reduction in earned premiums on this contract of $49 million in the first quarter of 2019, largely attributable to the contract amendment. Premiums earned from this contract were $189 million in the first quarter of 2018 and approximately $1 billion for the year ending December 31, 2018.

The life/health business produced pre-tax underwriting gains of $280 million in the first quarter of 2019 compared to $96 million in 2018. Underwriting results in the first quarter of 2019 included a one-time pre-tax gain of approximately $160 million attributable to the BHLN contract amendment, which resulted in reductions of benefits incurred and premiums earned. First quarter underwriting results in 2019 also included increased gains from the run-off of variable annuity contracts, partially offset by increased losses from U.S. individual life business and the run-off of U.S. long-term care business. Variable annuity guarantee reinsurance produced pre-tax underwriting gains of $89 million in the first quarter of 2019 versus $45 million in 2018. Underwriting results from this business reflect changes in estimated liabilities for guaranteed benefits, which result from changes in securities markets and interest rates and from the periodic amortization of expected profit margins.

Periodic payment annuity

Periodic payment annuity premiums earned in the first quarter of 2019 were $194 million, a decrease of $86 million (30.7%) compared to 2018. Periodic payment business is price sensitive. The volumes written can change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, and the level of competition.

Periodic payment annuity contracts produced pre-tax losses in the first quarter of $170 million in 2019 and $173 million in 2018. Certain contracts written by our U.S. subsidiaries are denominated in foreign currencies. First quarter pre-tax underwriting results included pre-tax losses of $28 million in 2019 and $70 million in 2018 associated with the re-measurement of such liabilities due to changes in exchange rates.

Before foreign currency gains and losses, pre-tax underwriting losses were $142 million in the first quarter of 2019 and $103 million in the first quarter of 2018. These losses derived primarily from the recurring discount accretion of annuity liabilities, as well as the impact of mortality and interest rate changes. Discounted annuity liabilities approximated $12.7 billion at March 31, 2019 and $12.5 billion at December 31, 2018, reflecting a weighted average discount rate of approximately 4.1%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

A summary of BH Primary underwriting results follows (dollars in millions).

	First Quarter
	2019		2018
	Amount	%	Amount	%
Premiums written	$2,341		$2,161

Premiums earned	$2,151	100.0	$1,918	100.0

Losses and loss adjustment expenses	1,570	73.0	1,251	65.2
Underwriting expenses	611	28.4	568	29.6

Total losses and expenses	2,181	101.4	1,819	94.8

Pre-tax underwriting gain (loss)	$(30)		$99

Premiums written and earned in the first quarter of 2019 increased 8.3% and 12.1%, respectively, compared to 2018. The increases in premiums written were primarily attributable to BH Specialty (19.6%), GUARD (19.0%) and NICO Primary (11.9%). The increase in premiums earned in the first quarter of 2019 also reflected the impact of the MLMIC acquisition.

BH Primary produced pre-tax underwriting losses of $30 million in the first quarter of 2019 compared to pre-tax gains of $99 million in 2018. BH Primary’s aggregate loss ratios for the first quarter were 73.0% in 2019 and 65.2% in 2018. Losses and loss adjustment expenses incurred in the first quarter for prior years’ loss events included reductions of $17 million in 2019 and $164 million in 2018. In the first quarter of 2019, we recorded additional estimated claim liabilities for legacy casualty exposures. In addition, the net gains from the reductions of prior accident years’ liabilities in 2019 were lower as compared to 2018.

BH Primary units write significant levels of commercial and professional liability and workers’ compensation insurance and the related claim costs may be subject to higher severity and longer claim-tails. Accordingly, we could experience significant increases in claims liabilities in the future attributable to higher than expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter
	2019	2018
Interest and other investment income	$513	$452
Dividend income	972	753

Investment income before income taxes and noncontrolling interests	1,485	1,205
Income taxes and noncontrolling interests	248	193

Net investment income	$1,237	$1,012

Effective income tax rate	16.6%	15.9%

Pre-tax interest and other investment income in the first quarter of 2019 increased $61 million (13.5%) compared to 2018, attributable to an increase in interest income, primarily due to higher interest rates on short-term investments, partially offset by lower income from limited partnership investments. Dividend income in the first quarter of 2019 increased $219 million (29.1%) compared to the first quarter of 2018. The increase in dividend income was attributable to an overall increase in investment levels over the past year and higher dividend rates. We continue to hold large balances of cash, cash equivalents and U.S. Treasury Bills. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $124 billion at March 31, 2019 and $123 billion at December 31, 2018. Our average cost of float was negative in the first quarter of 2019 as our underwriting operations generated pre-tax earnings of $487 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses as of March 31, 2019 and December 31, 2018 follows (in millions).

	March 31, 2019	December 31, 2018
Cash, cash equivalents and U.S. Treasury Bills	$66,969	$64,548
Equity securities	184,953	166,385
Fixed maturity securities	19,226	19,690

	$271,148	$250,623

Fixed maturity securities as of March 31, 2019 were as follows (in millions).

	Amortized cost	Unrealized gains	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,893	$17	$3,910
States, municipalities and political subdivisions	141	6	147
Foreign governments	8,045	44	8,089
Corporate bonds, investment grade	5,627	435	6,062
Corporate bonds, non-investment grade	498	29	527
Mortgage-backed securities	429	62	491

	$18,633	$593	$19,226

U.S. government securities are rated AA+ or Aaa by the major rating agencies. Approximately 88% of all state, municipal and political subdivisions, foreign government securities and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities rated below BBB- or Baa3. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	First Quarter
	2019	2018
Revenues	$5,762	$5,624

Operating expenses:
Compensation and benefits	1,400	1,315
Fuel	711	767
Purchased services	713	692
Depreciation and amortization	591	571
Equipment rents, materials and other	414	510

Total operating expenses	3,829	3,855
Interest expense	268	256

	4,097	4,111

Pre-tax earnings	1,665	1,513
Income taxes	412	368

Net earnings	$1,253	$1,145

Effective income tax rate	24.7%	24.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

BNSF’s revenues were approximately $5.8 billion in the first quarter of 2019, an increase of $138 million (2.5%) versus 2018. During the first quarter of 2019, BNSF’s revenues reflected an 8.5% comparative increase in average revenue per car/unit, driven by increased rates per car/unit and higher fuel surcharge revenue. Aggregate volumes in the first quarter of 2019 were approximately 2.5 million cars, a decrease of 5.4% from 2.6 million cars in the first quarter of 2018. Pre-tax earnings were approximately $1.7 billion in the first quarter of 2019, an increase of 10.0% compared to 2018. BNSF experienced severe winter weather and flooding on parts of the network in the first quarter of 2019, which negatively affected revenues, expenses and service levels. BNSF’s first quarter results also included a revenue increase related to the favorable outcome of an arbitration hearing and a reduction to expense for a curtailment gain arising from an amendment to a retirement plan.

Revenues from consumer products were $2.0 billion in the first quarter of 2019, representing an increase of 7.6% compared to 2018. The increase reflected higher average revenue per car/unit, partially offset by volume decreases of 5.7%. The volume decrease was attributable to lower international intermodal market share, increased truck competition, and the adverse weather conditions.

Revenues from industrial products were $1.5 billion in the first quarter of 2019, an increase of 8.4% from 2018. The increase was attributable to higher average revenue per car/unit and a volume increase of 1.3%. Volumes in the first quarter of 2019 were higher primarily due to strength in the energy and industrial sectors, which drove higher demand for petroleum products, liquefied petroleum gas, and aggregates, partially offset by lower sand and taconite volumes as well as the aforementioned weather conditions.

Revenues from agricultural products in the first quarter of 2019 were $1.1 billion, a decrease of 3.4% compared to 2018. The revenue decline reflected lower volumes of 7.4%, partially offset by higher average revenue per car/unit. Volumes decreased primarily due to the weather conditions, partially offset by higher soybean exports.

Revenues from coal in the first quarter of 2019 were $869 million, a decrease of 8.3% compared to 2018. This decrease reflected lower volumes of 10.3%, partially offset by higher average revenue per car/unit. The volume decrease in the first quarter of 2019 was primarily attributable to the weather conditions, partially offset by higher market share.

BNSF’s operating expenses were $3.8 billion in the first quarter of 2019, a decrease of $26 million (0.7%) compared to 2018. The ratio of operating expenses to revenues in the first quarter of 2019 decreased 2.0 percentage points to 66.5% versus 2018. BNSF’s expenses reflected lower volume-related costs and the aforementioned retirement plan curtailment gain, substantially offset by the impact of the adverse weather conditions. Compensation and benefits expenses increased $85 million (6.5%) compared to 2018. The increase was primarily due to wage inflation and higher employee counts and related training costs. Fuel expenses decreased $56 million (7.3%) compared to 2018, primarily due to lower average fuel prices and lower fuel volumes, partially offset by unfavorable efficiency. Equipment rents, materials and other expense decreased $96 million (18.8%) compared to 2018. The decrease was primarily attributable to the retirement plan curtailment gain, partially offset by higher personal injury expenses and casualty-related costs.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We currently own 90.9% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects. In addition, BHE also operates the largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

The rates our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. The legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted in December 2017, which reduced the U.S. federal statutory corporate income tax rate from 35% to 21%. In 2018, BHE’s regulated subsidiaries began passing the benefits of lower income tax expense attributable to the TCJA to customers through various regulatory mechanisms, including lower rates, higher depreciation and reductions to rate base. Revenues and earnings of BHE are summarized below (dollars in millions).

	First Quarter
	Revenues		Earnings
	2019	2018	2019	2018
PacifiCorp	$1,281	$1,202	$222	$173
MidAmerican Energy Company	872	767	84	40
NV Energy	628	625	36	40
Northern Powergrid	263	275	99	109
Natural gas pipelines	376	379	238	219
Other energy businesses	464	500	(7)	20
Real estate brokerage	788	764	(24)	(10)
Corporate interest	—	—	(108)	(104)

	$4,672	$4,512

Pre-tax earnings			540	487
Income tax benefit			(130)	(167)

Net earnings			$670	$654
Noncontrolling interests			65	69

Net earnings attributable to Berkshire Hathaway shareholders			$605	$585

Effective income tax rate			(24.1)%	(34.3)%

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in the first quarter of 2019 were $1.3 billion, an increase of $79 million (7%) compared to the same period in 2018. Retail revenues in the first quarter of 2019 increased $95 million compared to 2018, reflecting a 4.3% increase in volumes largely attributable to weather and higher average rates ($39 million) due to lower net tax deferrals related to the TCJA and to business mix changes. Wholesale and other revenues decreased $20 million due to lower volumes and rates.

Pre-tax earnings increased $49 million (28%) in the first quarter of 2019 as compared to the same period in 2018. Utility margin (operating revenues less cost of fuel and energy) in the first quarter of 2019 was $794 million, an increase of $43 million (6%) versus 2018. The increase in utility margin was due to the increase in revenues, partially offset by higher energy costs. PacifiCorp’s after-tax earnings in the first quarter of 2019 were $180 million, an increase of $32 million (22%) compared to 2018.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues in the first quarter of 2019 were $872 million, an increase of $105 million (14%) as compared to 2018. In the first quarter of 2019, electric operating revenues increased $73 million and natural gas revenues increased $20 million versus 2018. The increase in electric revenues was attributable to higher retail revenues ($55 million), reflecting increases in aggregate volumes and average rates from higher recoveries through bill riders, including a favorable ratemaking outcome in 2018 related to 2017 tax reform, and increased wholesale and other revenue ($18 million). The increase in natural gas revenues was primarily due to increased volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

MidAmerican Energy Company (“Continued”)

Pre-tax earnings in the first quarter of 2019 increased $44 million compared to the same period in 2018. Electric utility margin in the first quarter of 2019 was $428 million, an increase of $67 million compared to 2018. The increase in electric utility margin was partially offset by increased depreciation ($19 million) and maintenance and other operating expenses ($17 million). The depreciation increase reflected increases in new wind-powered generation and other plant additions. MEC’s after-tax earnings are greater than its pre-tax earnings due to the significant production tax credits related to its wind-powered generating facilities. MEC’s after-tax earnings in the first quarter of 2019 were $190 million, an increase of $87 million (84%) compared to 2018.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues in the first quarter of 2019 were $628 million, an increase of $3 million compared to 2018, reflecting increased other income partly offset by lower operating revenues. Natural gas operating revenue decreased $4 million in the first quarter of 2019, primarily due to lower rates, partially offset by higher customer usage. Retail electric operating revenues were relatively unchanged as lower rates resulting from rate reductions effective April 1, 2018 related to the TCJA were largely offset by higher retail customer volumes and wholesale revenue.

Pre-tax earnings in the first quarter of 2019 decreased $4 million (10%) compared to 2018. Electric utility margin in the first quarter of 2019 was $321 million, a decrease of $7 million compared to 2018. The decrease was primarily due to lower retail operating revenues. NV Energy’s after-tax earnings in the first quarter of 2019 were $29 million, a decrease of $4 million (12%) compared to 2018.

Northern Powergrid

Revenues decreased $12 million in the first quarter of 2019 compared to 2018, primarily due to the unfavorable foreign currency translation effects of a stronger average U.S. Dollar in 2019. Pre-tax earnings in the first quarter of 2019 decreased $10 million (9%) compared to 2018, primarily due to lower revenues.

Natural gas pipelines

Revenues in the first quarter of 2019 declined $3 million (1%) compared to 2018. The decline was primarily due to lower transportation revenues of $19 million at Kern River (largely offset by lower depreciation) and lower gas sales volumes related to system balancing activities at Northern Natural Gas, which were largely offset in cost of sales, partially offset by higher transportation revenues at Northern Natural Gas of $20 million. Pre-tax earnings increased $19 million (9%) in the first quarter of 2019 compared to 2018. The increase was primarily due to the increase in transportation revenues at Northern Natural Gas, partly offset by a comparative increase in operating expenses.

Other energy businesses

Other energy revenues in the first quarter of 2019 declined $36 million (7%) compared to the same period in 2018. The decline included comparative decreases of 17% from renewable energy and a comparative decline of 7% at AltaLink, L.P. Pre-tax earnings in the first quarter of 2019 decreased $27 million compared to the same period in 2018, which reflected increased pre-tax losses from tax equity renewable energy investments. The pre-tax losses from these investments were substantially offset by income tax benefits. After-tax earnings from other energy activities in the first quarter of 2019 were $104 million versus $110 million in 2018.

Real estate brokerage

Revenues in the first quarter of 2019 increased 3% as compared to the same period in 2018 due to recent business acquisitions, partially offset by an 11% decrease in closed units at existing brokerage businesses. Pre-tax losses increased $14 million in the first quarter of 2019 as compared to 2018, primarily due to lower net revenues at existing brokerage businesses and higher interest expense, partially offset by lower operating expenses.

Corporate interest

Corporate interest includes interest on unsecured debt issued by the BHE holding company. Corporate interest in the first three months of 2019 increased 4% as compared to 2018, primarily due to higher average borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Income taxes

BHE’s effective income tax rates for the first quarter of 2019 and 2018 were approximately (24.1%) and (34.3%), respectively. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service by our domestic regulated utilities and other energy businesses. The effective tax rate in the first quarter of 2019 increased primarily due to benefits recognized in 2018 related to foreign earnings and the accrued repatriation tax on undistributed foreign earnings in connection with the TCJA, partially offset by an increase in recognized production tax credits and favorable impacts of rate making.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter
	Revenues		Earnings *
	2019	2018	2019	2018
Manufacturing	$15,070	$14,722	$2,194	$2,207
Service and retailing	19,224	19,004	732	633

	$34,294	$33,726

Pre-tax earnings			2,926	2,840
Income taxes and noncontrolling interests			726	713

			$2,200	$2,127

Effective income tax rate			24.5%	24.5%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $192 million in 2019 and $218 million in 2018. These expenses are included in “Other” in the summary of earnings on page 25 and in the “Other” earnings section on page 39.

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. The industrial products group includes specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), complex metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), equipment and systems for the livestock and agricultural industries (CTB International (“CTB”)), and a variety of industrial products for diverse markets (Marmon, Scott Fetzer and LiquidPower Specialty Products (“LSPI”)). Marmon includes UTLX Company (“UTLX”), which provides various products and services (including equipment leasing) for the rail and mobile crane industries.

The building products group includes homebuilding and manufactured housing finance (Clayton Homes), flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek). The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, H.H. Brown Shoe Group and Brooks Sports) and the Duracell Company (“Duracell”), a manufacturer of high performance alkaline batteries. This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline). A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2019	2018	2019	2018
Industrial products	$7,677	$7,619	$1,431	$1,467
Building products	4,562	4,080	482	447
Consumer products	2,831	3,023	281	293

	$15,070	$14,722	$2,194	$2,207

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Aggregate revenues of our manufacturing businesses in the first quarter of 2019 were approximately $15.1 billion, an increase of $348 million (2.4%) compared to 2018. Pre-tax earnings in the first quarter of 2019 were approximately $2.2 billion, a decrease of $13 million (0.6%) from 2018.

Industrial products

Revenues of the industrial products group in the first quarter of 2019 were approximately $7.7 billion, an increase of $58 million (0.8%) versus 2018. Pre-tax earnings of the group were approximately $1.4 billion in the first quarter of 2019, a decrease of $36 million (2.5%) compared to 2018. Pre-tax earnings of the group as a percentage of revenues for the first quarter were 18.6% in 2019 and 19.3% in 2018.

PCC’s revenues in the first quarter of 2019 were approximately $2.6 billion, an increase of 3.1% over 2018. The increase reflected higher demand in aerospace markets in connection with new aircraft programs, partly offset by lower industrial gas turbine products sales and lower sales of certain pipe products, primarily attributable to U.S tariffs.

PCC’s pre-tax earnings increased 3.4% in the first quarter of 2019 compared to 2018. Results in 2019 reflected higher earnings from aerospace products, partially offset by lower earnings from industrial gas turbine business. While demand for aerospace products has been increasing, we have incurred incremental production and other costs to meet required deliveries to customers, which has negatively affected margins and earnings. However, we expect costs will decline as we increase production capacity where needed and further improve processes and reduce inefficiencies.

Lubrizol’s revenues in the first quarter of 2019 were approximately $1.7 billion, a decrease of 3.6% compared to 2018. The decline was primarily due to lower volumes and unfavorable foreign currency translation effects, partly offset by higher average selling prices. Lubrizol continued to experience increases in average material unit costs, necessitating increases in sales prices. Lubrizol’s consolidated volume in the first quarter of 2019 declined 4% from 2018, reflecting reduced volumes in the Additives product lines, partially offset by volume increases in the Advanced Materials product lines.

Lubrizol’s pre-tax earnings decreased 5.2% in the first quarter of 2019 compared to 2018. Results in the first quarter of 2019 were negatively affected by the reduction in sales volume, unfavorable foreign currency translation effects, increased operating expenses and raw materials costs.

Marmon’s revenues in the first quarter of 2019 were approximately $2.0 billion, an increase of 1.2% as compared to 2018. First quarter revenues were higher in the Transportation Products (heavy-duty trucks and trailers), Retail Solutions and Crane Services sectors, partially offset by decreases across the other sectors. The comparative first quarter revenue declines were primarily in the Food & Beverage Equipment and Plumbing & Refrigeration sectors, which included the effects of a 2018 divestiture of a beverage equipment parts business, lower metals prices and volumes and unfavorable foreign currency translation effects of a stronger U.S Dollar.

Marmon’s pre-tax earnings in the first quarter of 2019 decreased 3.1% compared to 2018. Pre-tax earnings as a percentage of sales fell to 14.9% in the first quarter of 2019 as compared to 15.5% in 2018. Pre-tax earnings in the first quarter of 2019 of the Rail Products & Leasing sector declined $10 million, which was attributable to lower average railcar lease rates. In addition, we experienced lower earnings from sales volume declines in the Metal Services and Plumbing & Refrigeration sectors, and depressed margins in the Retail Solutions and Industrial Products sectors, with the latter negatively affected by U.S. tariffs. These earnings declines were partially offset by increased earnings in the Transportation Products and Electrical Products sectors and from the effects of 2018 business acquisitions.

IMC’s revenues in the first quarter of 2019 were relatively unchanged from the first quarter of 2018, reflecting increased revenues from recent business acquisitions, offset by unfavorable foreign currency translation effects from a stronger U.S. Dollar. IMC’s pre-tax earnings declined in the first quarter of 2019 versus 2018, reflecting increased average raw material costs, unfavorable foreign currency translation effects and changes in business mix.

CTB’s revenues increased 3.9% in the first quarter of 2019 versus 2018, primarily due to increased revenues from grain systems and processing equipment, partially offset by lower protein production revenues and the unfavorable foreign currency translation effects of a stronger U.S. Dollar. CTB’s pre-tax earnings in the first quarter of 2019 increased 16.3% versus 2018, primarily due to the increase in revenues, moderation of average costs of certain raw materials, pricing efficiency and ongoing efforts to control operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products

Revenues of the building products group in the first quarter of 2019 were approximately $4.6 billion, an increase of $482 million (11.8%) compared to 2018. Pre-tax earnings of the group in the first quarter of 2019 were $482 million, an increase of 7.8% versus 2018. Pre-tax earnings represented 10.6% and 11.0% of revenues in the first quarter of 2019 and 2018, respectively.

Clayton Homes produced revenues of $1,554 million in the first quarter of 2019, an increase of $307 million (25%) over 2018. The comparative increase was primarily due to increased home sales of $281 million (33%) and increased interest income from lending activities. The sales increase reflected changes in sales mix. Unit sales of site built homes in the first quarter of 2019 increased 157% over 2018, primarily due to business acquisitions completed during 2018, while manufactured homes sold at retail and wholesale declined 10%. The increase in income from lending activities was primarily due to increased average outstanding loan balances. As of March 31, 2019, aggregate loan balances outstanding were approximately $14.8 billion, compared to $13.8 billion as of March 31, 2018.

Pre-tax earnings of Clayton Homes for the first quarter of 2019 were $216 million, an increase of $21 million (11%) compared to 2018. The increase was primarily attributable to home building activities, which reflected the increase in home sales. A significant part of Clayton Homes’ earnings derives from manufactured housing lending activities. Pre-tax earnings from lending activities in 2019 were relatively unchanged compared to 2018, as the increase in income from lending activities was substantially offset by higher interest expense, attributable to higher average outstanding debt and interest rates and to higher operating costs.

In the first quarter of 2019, our other building products businesses generated a comparative increase in revenues of 6%, primarily attributable to higher hard surface flooring products and roofing systems volumes, partly offset by lower carpet volumes. Additionally, average selling prices of these businesses were generally higher in the first quarter of 2019 as compared to 2018, which were in response to rising raw material and other production costs over the past year.

Pre-tax earnings of the other building products businesses in the first quarter of 2019 were $266 million, an increase of 6% over 2018. The ratio of pre-tax earnings to revenues was relatively unchanged from the first quarter of 2018. As previously noted, rising raw material and production cost increases prevailed over the past year. In particular, the cost increases for steel, titanium dioxide, and certain petrochemicals were significant. In the first quarter of 2019, these cost increases moderated.

Consumer products

Consumer products revenues were approximately $2.8 billion in the first quarter of 2019, a decrease of $192 million (6.4%) versus 2018. The first quarter revenue decline was primarily attributable to decreases at Forest River and Duracell, partly offset by higher revenues from apparel and footwear businesses. First quarter 2019 revenues of Forest River declined 16% versus 2018, reflecting an 18% decline in unit sales. Revenues of Duracell declined 6% in the first quarter of 2019 compared to the prior year period due to lower sales in foreign markets and the unfavorable effects of foreign currency translation. Apparel and footwear revenues in the first quarter of 2019 increased 6%, due primarily to increases of Brooks Sports footwear (22%) and the apparel group (5%).

Consumer products pre-tax earnings were $281 million in the first quarter of 2019, a decrease of $12 million (4.1%) compared to 2018. Pre-tax earnings as a percentage of revenues were 9.9% in 2019 and 9.7% in 2018. The decrease in pre-tax earnings reflected a 24% comparative decline at Forest River, partly offset by comparative earnings increases from Brooks Sports, the apparel businesses and Richline.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2019	2018	2019	2018
Service	$3,418	$3,173	$472	$415
Retailing	3,607	3,642	149	158
McLane Company	12,199	12,189	111	60

	$19,224	$19,004	$732	$633

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

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

Revenues of the service group in the first quarter of 2019 were approximately $3.4 billion, an increase of $245 million (7.7%) as compared to 2018. The increase was primarily attributable to TTI and NetJets. First quarter 2019 revenues of TTI increased 15% compared to 2018, reflecting industry-wide increased demand for electronic components in many geographic markets around the world that began in 2017, and from the effects of business acquisitions, partly offset by foreign currency translation effects of a stronger average U.S. Dollar. We believe the strong growth in electronic components demand experienced recently is beginning to moderate. NetJets revenue increased 5% in the first quarter of 2019, due to increases in the number of aircraft on lease and in flight hours.

Pre-tax earnings of the service group in the first quarter of 2019 were $472 million, an increase of $57 million (13.7%) compared to 2018. Pre-tax earnings of the group were 13.8% of first quarter revenues in 2019 compared to 13.1% in 2018. The increase in comparative first quarter earnings was primarily attributable to TTI and NetJets.

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

Revenues of the retailing group in the first quarter of 2019 were approximately $3.6 billion, a decrease of $35 million (1.0%) compared to 2018. BHA’s revenues, which represented approximately 65% of our aggregate retailing revenues, increased 1.3% in the first quarter of 2019 compared to 2018. The increase was primarily from a 7% increase in pre-owned vehicle sales and higher revenues from finance and service contract activities, partly offset by a 4% reduction in new auto sales. Revenues of See’s Candies and Oriental Trading declined 19% and 11%, respectively, in the first quarter of 2019 compared to 2018, primarily attributable to the seasonal effects of the timing of the Easter holiday. Revenues of our home furnishings businesses declined 4% in the first quarter of 2019 versus 2018 attributable to slowing consumer demand and unfavorable weather in certain regions.

Pre-tax earnings of the retailing group in the first quarter of 2019 were $149 million, a decrease of $9 million (5.7%) from 2018. Our home furnishings retailers experienced a 42% decline in comparative first quarter earnings, reflecting lower revenues and generally higher operating expenses. Pre-tax earnings of See’s Candies and Oriental Trading also declined in the first quarter of 2019 compared to 2018, attributable to the lower revenues previously noted. These earnings declines were partly offset by increased earnings of BHA, due to increased earnings from finance and service contract activities, partly offset by higher floorplan interest expense.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprise approximately two-thirds of McLane’s consolidated sales with food service comprising most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings.

Revenues for the first quarter of 2019 were $12.2 billion, relatively unchanged from the first quarter of 2018, reflecting a 1.5% decrease in grocery sales and a 2.7% increase in foodservice sales. Pre-tax earnings in the first quarter of 2019 were $111 million, an increase of $51 million (85%) compared to 2018. The comparative improvement in first quarter earnings was primarily due to the effects of lower LIFO inventory valuation allowances from lower inventory levels and gains from increased prices related to certain inventory items. Otherwise, pretax-earnings in the first quarter of 2019 were substantially unchanged from 2018. McLane continues to operate in an intensely competitive business environment, which is negatively affecting its current operating results and contributing to low operating margin rates. We expect these unfavorable operating conditions will continue in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and Derivative Gains/Losses

A summary of investment and derivative gains/losses follows (dollars in millions).

	First Quarter
	2019	2018
Investment gains (losses)	$19,552	$(7,809)
Derivative gains (losses)	770	(206)

Gains (losses) before income taxes and noncontrolling interests	20,322	(8,015)
Income taxes and noncontrolling interests	4,216	(1,589)

Net gains (losses)	$16,106	$(6,426)

Effective income tax rate	20.7%	19.6%

Investment gains/losses

Due to a new accounting pronouncement adopted as of January 1, 2018, pre-tax investment gains/losses reported in earnings in the first quarter included net unrealized gains of approximately $19.4 billion in 2019 and net unrealized losses of approximately $7.8 billion in 2018 from our investments in equity securities still held the end of each period. Prior to 2018, investment gains/losses on equity securities were recorded when the securities were sold based on the cost of the disposed securities. While the new accounting standard does not change the affect on our consolidated shareholders’ equity or total comprehensive income, it has significantly increased the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Investment gains/losses from periodic changes in securities prices will continue to cause significant volatility in our consolidated earnings.

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the amount of investment gains/losses included in earnings, including the changes in market prices for equity securities in any given period, has little analytical or predictive value.

Derivative gains/losses

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

As of March 31, 2019, the intrinsic value of our equity index put option contracts was approximately $1.0 billion and our recorded liabilities at fair value were approximately $1.7 billion. Our ultimate payment obligations, if any, under our contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts. Contracts with an aggregate notional value of approximately $12.2 billion will expire over the remainder of 2019.

Derivative contracts produced pre-tax gains of $770 million in the first quarter of 2019 compared to pre-tax losses of $206 million in 2018. The gains in 2019 were primarily due to higher equity index values, changes in foreign currency exchange rates and shorter average contract durations.

Other

A summary of after-tax other earnings/losses follows (in millions).

	First Quarter
	2019	2018
Equity method earnings	$166	$340
Acquisition accounting expenses	(192)	(218)
Corporate interest expense, before foreign currency effects	(74)	(77)
Corporate interest expense, Euro note foreign exchange rate effects	134	(163)
Income tax expense adjustment	(377)	—
Other	214	130

Net earnings (losses) attributable to Berkshire Hathaway shareholders	$(129)	$12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other (Continued)

After-tax equity method earnings include Berkshire’s share of earnings attributable to Kraft Heinz, Pilot Flying J, Berkadia and Electric Transmission of Texas. As discussed in Note 5 to the accompanying unaudited interim Consolidated Financial Statements, financial statements of Kraft Heinz for the first quarter of 2019 were not made available to us. Accordingly, our consolidated financial statements do not include our share of Kraft Heinz’s earnings for that period. After-tax equity method earnings from Kraft Heniz were $234 million in the first quarter of 2018. We will include our share of Kraft Heinz’s first quarter 2019 earnings in our earnings in the period such information is made available to Berkshire.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges were primarily from the amortization or impairment of intangible assets recorded in connection with those business acquisitions.

The aggregate par amount of Berkshire’s outstanding Euro denominated debt was €6.85 billion during the first quarter of 2019 and 2018. Changes in foreign currency exchange rates produced non-cash unrealized gains in the first quarter of 2019 and losses in the first quarter of 2018 from the periodic revaluation of these liabilities into U.S. Dollars.

The income tax expense adjustment relates to investments that we made between 2015 and 2018 in certain tax equity investment funds. Our investments in these funds aggregated approximately $340 million. In December 2018 and during the first quarter of 2019, we learned of allegations by federal authorities of fraudulent income conduct by the sponsor of these funds. As a result of our investigation into these allegations, we now believe that it is more likely than not that the income tax benefits that we recognized are not valid.

Financial Condition

Our consolidated balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2019 was approximately $369 billion, an increase of $20.2 billion since December 31, 2018. Net earnings attributable to Berkshire shareholders in the first quarter of 2019 were $21.7 billion, which included after-tax gains on our investments of approximately $15.5 billion, which was primarily due to increases during the first quarter in market prices of the equity securities we owned at March 31, 2019.

At March 31, 2019, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of approximately $110.5 billion, which included $89.9 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were approximately $211.2 billion.

Berkshire parent company debt outstanding at March 31, 2019 was approximately $16.7 billion, a decrease of $167 million since December 31, 2018, which was attributable to foreign currency exchange rate changes applicable to the €6.85 billion par amount of Euro denominated senior notes. Berkshire parent company debt of $750 million matures in August 2019.

Berkshire’s insurance and other subsidiary outstanding borrowings declined approximately $1 billion in the first quarter of 2019 to approximately $17.1 billion at March 31, 2019, primarily attributable to a net decrease in borrowings of Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned financing subsidiary. BHFC’s senior note borrowings are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. In the first quarter of 2019, BHFC repaid $2.7 billion of maturing senior notes and issued $2.0 billion of 4.25% senior notes due in 2049. An additional $1.25 billion of BHFC senior notes will mature in August 2019. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first quarter of 2019 were $2.0 billion and we forecast additional capital expenditures of approximately $9.0 billion over the remainder of 2019.

BNSF’s outstanding debt approximated $23.2 billion as of March 31, 2019, which was substantially unchanged since December 31, 2018. BNSF debentures of $750 million will mature in 2019. Outstanding borrowings of BHE and its subsidiaries were approximately $40.1 billion at March 31, 2019, an increase of $840 million since December 31, 2018. In the first quarter of 2019, BHE and its subsidiaries issued debt aggregating $3.0 billion with maturity dates ranging from 2029 to 2050 and repaid approximately $1.4 billion of maturing term debt. The proceeds from these financings were used to repay borrowings, to fund capital expenditures and for other general corporate purposes. BHE subsidiary term debt of $666 million will mature over the remainder of 2019. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

Berkshire’s common stock repurchase program was amended on July 17, 2018, permitting Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. In the first quarter of 2019, Berkshire repurchased shares of Class A and B common stock for an aggregate cost of approximately $1.7 billion.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertaining to the acquisition of goods or services in the future are not currently reflected in the financial statements, and will be recognized in future periods as the goods are delivered or services are provided. Beginning in 2019, operating lease obligations are included in the consolidated balance sheet as a result of the adoption of a new accounting pronouncement. The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2019 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2018.

Our Consolidated Balance Sheet as of March 31, 2019 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of approximately $111 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2019 includes goodwill of acquired businesses of approximately $81 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2018. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired due to changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2019, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2018 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

For several years, Berkshire had a common stock repurchase program, which permitted Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. On July 17, 2018, Berkshire’s Board of Directors authorized an amendment to the program, permitting Berkshire to repurchase shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the first quarter of 2019 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
February 26 through February 28:
Class A common stock	293	$302,622.16	293	*
Class B common stock	595,412	$201.73	595,412	*

March 1 through March 29:
Class A common stock	965	$304,175.15	965	*
Class B common stock	5,924,418	$200.63	5,924,418	*

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

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

3(i)	Restated Certificate of Incorporation Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on May 4, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 4, 2019	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer