Form 10-Q
period 2019-06-30
BERKSHIRE HATHAWAY INC
filed 2019-08-05
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Class A Common Stock

Class B Common Stock

0.750% Senior Notes due 2023

1.125% Senior Notes due 2027

1.625% Senior Notes due 2035

0.500% Senior Notes due 2020

1.300% Senior Notes due 2024

2.150% Senior Notes due 2028

0.250% Senior Notes due 2021

0.625% Senior Notes due 2023

2.375% Senior Notes due 2039

2.625% Senior Notes due 2059

BRK.A BRK.B BRK23 BRK27 BRK35 BRK20 BRK24 BRK28 BRK21 BRK23A BRK39 BRK59

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 25, 2019:

Class A —	709,836
Class B —	1,386,311,473

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$41,375	$27,749
Short-term investments in U.S. Treasury Bills	77,745	81,506
Investments in fixed maturity securities	19,962	19,898
Investments in equity securities	200,516	172,757
Equity method investments	17,208	17,325
Loans and finance receivables	16,807	16,280
Other receivables	33,941	31,564
Inventories	19,834	19,069
Property, plant and equipment	21,204	20,628
Equipment held for lease	14,741	14,298
Goodwill	56,487	56,323
Other intangible assets	31,032	31,499
Deferred charges under retroactive reinsurance contracts	13,634	14,104
Other	13,097	9,307
	577,583	532,307
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,259	2,612
Receivables	3,641	3,666
Property, plant and equipment	133,515	131,780
Goodwill	24,782	24,702
Regulatory assets	3,073	3,067
Other	14,255	9,660
	182,525	175,487
	$760,108	$707,794

*	Cash and cash equivalents included U.S. Treasury Bills with maturities of three months or less when purchased of $16.2 billion at June 30, 2019 and $3.9 billion at December 31, 2018.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$70,781	$68,458
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	41,549	41,834
Unearned premiums	20,113	18,093
Life, annuity and health insurance benefits	19,155	18,632
Other policyholder liabilities	7,826	7,675
Accounts payable, accruals and other liabilities	25,468	25,776
Derivative contract liabilities	1,470	2,452
Aircraft repurchase liabilities and unearned lease revenues	5,146	4,593
Notes payable and other borrowings	36,025	34,975
	227,533	222,488
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,120	11,410
Regulatory liabilities	7,560	7,506
Notes payable and other borrowings	63,882	62,515
	86,562	81,431
Income taxes, principally deferred	59,622	51,375
Total liabilities	373,717	355,294
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,610	35,707
Accumulated other comprehensive income	(4,678)	(5,015)
Retained earnings	356,846	321,112
Treasury stock, at cost	(5,242)	(3,109)
Berkshire Hathaway shareholders’ equity	382,544	348,703
Noncontrolling interests	3,847	3,797
Total shareholders’ equity	386,391	352,500
	$760,108	$707,794

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$14,863	$14,149	$29,182	$27,522
Sales and service revenues	34,128	33,778	66,537	65,660
Leasing revenues	1,491	1,470	2,927	2,904
Interest, dividend and other investment income	2,295	1,908	4,412	3,590
	52,777	51,305	103,058	99,676
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,851	5,845	11,576	11,435
Energy operating revenues	3,566	3,720	7,391	7,399
Service revenues and other income	1,404	1,330	2,251	2,163
	10,821	10,895	21,218	20,997
Total revenues	63,598	62,200	124,276	120,673
Investment and derivative contract gains (losses):
Investment gains (losses)	9,835	5,990	29,387	(1,819)
Derivative contract gains (losses)	213	372	983	166
	10,048	6,362	30,370	(1,653)
Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	10,669	9,401	20,843	18,364
Life, annuity and health insurance benefits	1,165	1,418	2,069	2,705
Insurance underwriting expenses	2,569	2,123	5,325	4,727
Cost of sales and services	27,047	26,709	52,814	52,170
Cost of leasing	1,000	988	2,020	1,971
Selling, general and administrative expenses	4,829	4,232	9,261	8,940
Interest expense	267	255	529	520
	47,546	45,126	92,861	89,397
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,885	3,974	7,867	7,826
Utilities and energy cost of sales and other expenses	2,680	2,856	5,522	5,656
Other expenses	1,175	1,133	1,828	1,882
Interest expense	725	702	1,454	1,412
	8,465	8,665	16,671	16,776
Total costs and expenses	56,011	53,791	109,532	106,173
Earnings (loss) before income taxes and equity method earnings	17,635	14,771	45,114	12,847
Equity method earnings	124	327	292	728
Earnings (loss) before income taxes	17,759	15,098	45,406	13,575
Income tax expense (benefit)	3,586	3,021	9,501	2,569
Net earnings (loss)	14,173	12,077	35,905	11,006
Earnings attributable to noncontrolling interests	100	66	171	133
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$14,073	$12,011	$35,734	$10,873
Net earnings (loss) per average equivalent Class A share	$8,608	$7,301	$21,824	$6,610
Net earnings (loss) per average equivalent Class B share*	$5.74	$4.87	$14.55	$4.41
Average equivalent Class A shares outstanding	1,634,962	1,645,057	1,637,378	1,645,008
Average equivalent Class B shares outstanding	2,452,442,401	2,467,585,853	2,456,067,007	2,467,511,782

*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 20.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net earnings (loss)	$14,173	$12,077	$35,905	$11,006
Other comprehensive income:
Net change in unrealized appreciation of investments	97	(92)	214	(137)
Applicable income taxes	(22)	22	(49)	20
Reclassification of investment appreciation in net earnings	(1)	(44)	4	(265)
Applicable income taxes	—	10	(1)	56
Foreign currency translation	(17)	(1,364)	166	(763)
Applicable income taxes	—	43	(3)	37
Defined benefit pension plans	26	87	92	63
Applicable income taxes	(6)	(20)	(23)	(3)
Other, net	(32)	(5)	(45)	(36)
Other comprehensive income, net	45	(1,363)	355	(1,028)
Comprehensive income	14,218	10,714	36,260	9,978
Comprehensive income attributable to noncontrolling interests	96	34	189	109
Comprehensive income attributable to Berkshire Hathaway shareholders	$14,122	$10,680	$36,071	$9,869

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2017	$35,702	$58,571	$255,786	$(1,763)	$3,658	$351,954
Adoption of new accounting pronouncements	—	(61,375)	61,304	—	—	(71)
Net earnings (loss)	—	—	(1,138)	—	67	(1,071)
Other comprehensive income, net	—	327	—	—	8	335
Issuance (acquisition) of common stock	24	—	—	—	—	24
Transactions with noncontrolling interests	(37)	—	—	—	(82)	(119)
Balance at March 31, 2018	35,689	(2,477)	315,952	(1,763)	3,651	351,052
Net earnings (loss)	—	—	12,011	—	66	12,077
Other comprehensive income, net	—	(1,331)	—	—	(32)	(1,363)
Issuance (acquisition) of common stock	8	—	—	—	—	8
Transactions with noncontrolling interests	5	—	—	—	(21)	(16)
Balance at June 30, 2018	$35,702	$(3,808)	$327,963	$(1,763)	$3,664	$361,758
Balance at December 31, 2018	$35,715	$(5,015)	$321,112	$(3,109)	$3,797	$352,500
Net earnings (loss)	—	—	21,661	—	71	21,732
Other comprehensive income, net	—	288	—	—	22	310
Issuance (acquisition) of common stock	13	—	—	(1,690)	—	(1,677)
Transactions with noncontrolling interests	(98)	—	—	—	(176)	(274)
Balance at March 31, 2019	35,630	(4,727)	342,773	(4,799)	3,714	372,591
Net earnings (loss)	—	—	14,073	—	100	14,173
Other comprehensive income, net	—	49	—	—	(4)	45
Issuance (acquisition) of common stock	8	—	—	(443)	—	(435)
Transactions with noncontrolling interests	(20)	—	—	—	37	17
Balance at June 30, 2019	$35,618	$(4,678)	$356,846	$(5,242)	$3,847	$386,391

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$35,905	$11,006
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment (gains) losses	(29,387)	1,819
Depreciation and amortization	4,873	4,774
Other	(737)	(421)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	2,032	924
Deferred charges reinsurance assumed	470	549
Unearned premiums	2,005	2,253
Receivables and originated loans	(3,094)	(3,413)
Other assets	(2,102)	(1,367)
Other liabilities	(1,359)	(45)
Income taxes	8,156	12
Net cash flows from operating activities	16,762	16,091
Cash flows from investing activities:
Purchases of U.S. Treasury Bills and fixed maturity securities	(66,754)	(50,227)
Purchases of equity securities	(2,834)	(20,845)
Sales of U.S. Treasury Bills and fixed maturity securities	6,733	19,374
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	62,807	71,486
Sales and redemptions of equity securities	4,460	9,011
Purchases of loans and finance receivables	(191)	(81)
Collections of loans and finance receivables	175	188
Acquisitions of businesses, net of cash acquired	(580)	(373)
Purchases of property, plant and equipment and equipment held for lease	(6,747)	(6,329)
Other	23	226
Net cash flows from investing activities	(2,908)	22,430
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	4,176	49
Proceeds from borrowings of railroad, utilities and energy businesses	3,339	4,239
Repayments of borrowings of insurance and other businesses	(2,907)	(6,043)
Repayments of borrowings of railroad, utilities and energy businesses	(1,690)	(2,428)
Changes in short term borrowings, net	(95)	(1,080)
Acquisition of treasury stock	(2,133)	—
Other	(279)	(253)
Net cash flows from financing activities	411	(5,516)
Effects of foreign currency exchange rate changes	26	(41)
Increase in cash and cash equivalents and restricted cash	14,291	32,964
Cash and cash equivalents and restricted cash at beginning of year	30,811	32,212
Cash and cash equivalents and restricted cash at end of second quarter *	$45,102	$65,176
* Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$27,749	$28,673
Railroad, Utilities and Energy	2,612	2,910
Restricted cash, included in other assets	450	629
	$30,811	$32,212
End of second quarter—
Insurance and Other	$41,375	$61,198
Railroad, Utilities and Energy	3,259	3,363
Restricted cash, included in other assets	468	615
	$45,102	$65,176

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes, the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”), which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. As described in the Annual Report, we modified certain presentations to our Consolidated Financial Statements. Presentations in these interim Consolidated Financial Statements conform to the presentations in the Annual Report. Changes to those policies due to the adoption of a new accounting standard are described in Note 2.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. In this regard, lease payments include fixed payments and variable payments that depend on an index or rate. The lease term is generally the non-cancellable lease period. Certain lease contracts contain renewal options or other terms that provide for variable payments based on performance or usage or changes in an index or interest rates. Options are not included in determining right-of-use assets or lease liabilities unless it is reasonably certain that options will be exercised. Generally, incremental borrowing rates are used in measuring lease liabilities. Right-of-use assets are subject to review for impairment.

Notes to Consolidated Financial Statements (Continued)

Note 2. New Accounting Pronouncements (Continued)

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASC 606 “Revenues from Contracts with Customers.” Prior year financial statements were not restated. A summary of the effects of the initial adoption of ASU 2016-01, ASU 2018-02 and ASC 606 on our shareholders’ equity follows (in millions).

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments—Credit Losses,” which provides for the recognition and measurement at the reporting date of all expected credit losses for financial assets held at amortized cost and for available-for-sale debt securities. Currently, credit losses are recognized and measured when such losses become probable based on the prevailing facts and circumstances. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of June 30, 2019 and December 31, 2018 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
U.S. Treasury, U.S. government corporations and agencies	$4,542	$46	$(4)	$4,584
States, municipalities and political subdivisions	154	6	—	160
Foreign governments	7,903	76	(14)	7,965
Corporate bonds	6,231	516	(3)	6,744
Mortgage-backed securities	444	67	(2)	509
	$19,274	$711	$(23)	$19,962
December 31, 2018
U.S. Treasury, U.S. government corporations and agencies	$4,223	$22	$(22)	$4,223
States, municipalities and political subdivisions	182	7	—	189
Foreign governments	7,480	50	(28)	7,502
Corporate bonds	7,055	408	(23)	7,440
Mortgage-backed securities	487	59	(2)	544
	$19,427	$546	$(75)	$19,898

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2019, approximately 88% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2019 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$7,067	$10,978	$348	$437	$444	$19,274
Fair value	7,128	11,125	407	793	509	19,962

Note 4. Investments in equity securities

Investments in equity securities as of June 30, 2019 and December 31, 2018 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2019*
Banks, insurance and finance	$45,796	$50,659	$96,455
Consumer products	39,008	35,064	74,072
Commercial, industrial and other	17,816	12,173	29,989
	$102,620	$97,896	$200,516

*

Approximately 69% of the aggregate fair value was concentrated in five companies (American Express Company – $18.7 billion; Apple Inc. – $50.5 billion; Bank of America Corporation – $27.6 billion; The Coca-Cola Company – $20.4 billion and Wells Fargo & Company – $20.5 billion).

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities (Continued)

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

Berkshire currently owns 325,442,152 shares of Kraft Heinz common stock representing 26.7% of the outstanding shares. Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $10.1 billion at June 30, 2019 and $14.0 billion at December 31, 2018. The carrying value of our investment was approximately $13.5 billion at June 30, 2019 and $13.8 billion at December 31, 2018.

In June 2019, Kraft Heinz filed its 2018 Form 10-K with the Securities and Exchange Commission, which reflected the restatement of financial statements of prior periods. The net effect of these restatements produced a $34 million reduction to the carrying value of our investment.

As of August 3, 2019, Kraft Heinz’s financial statements for the first and second quarters of 2019 were not yet available to Berkshire. Accordingly, Berkshire’s Consolidated Financial Statements for the second quarter and first six months of 2019 exclude its share of the earnings and other comprehensive income of Kraft Heinz for those periods. Berkshire intends to record its share of Kraft Heinz’s earnings and other comprehensive income for the first six months of 2019 during the period that such information becomes available. During the six-month period ending June 30, 2018, we recorded equity method earnings of $467 million. Dividends received from Kraft Heinz were $260 million and $407 million in the first six months of 2019 and 2018, respectively, which we recorded as reductions of our investment.

We evaluated our investment in Kraft Heinz for impairment as of June 30, 2019. Based on the available facts and information, the length of time that fair value was less than carrying value and our ability and intent to hold the investment until recovery, we concluded that recognition of an impairment loss in earnings at June 30, 2019 was not required. However, we will continue to monitor this investment and it is possible that an impairment loss in earnings will be recorded in future periods based on changes in facts and circumstances or intentions.

Summarized consolidated financial information of Kraft Heinz as of December 29, 2018 and for the second quarter and first six months of 2018 follows (in millions).

December 29, 2018
Assets	$103,461
Liabilities	51,683

	Second Quarter	First Six Months
	2018	2018
Sales	$6,690	$12,994
Net earnings attributable to Kraft Heinz common shareholders	$754	$1,757

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC, d/b/a Pilot Flying J (“Pilot Flying J”), and Electric Transmission Texas, LLC (“ETT”). The carrying value of our investments in these entities was approximately $3.7 billion as of June 30, 2019 and $3.5 billion as of December 31, 2018. Our equity method earnings in these entities in the first six months were $314 million in 2019 and $261 million in 2018. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. On June 30, 2019, Berkadia’s commercial paper outstanding was $1.47 billion. The commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. In addition, a Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest.

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

Note 6. Investment gains/losses

Investment gains/losses in the second quarter and first six months of 2019 and 2018 are summarized as follows (in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Equity securities:
Unrealized investment gains (losses) on securities held at the end of the period	$9,827	$5,585	$29,192	$(2,146)
Investment gains (losses) during the period	5	357	194	41
	9,832	5,942	29,386	(2,105)
Fixed maturity securities:
Gross realized gains	7	48	12	407
Gross realized losses	(6)	(4)	(16)	(142)
Other	2	4	5	21
	$9,835	$5,990	$29,387	$(1,819)

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

In the first six months of 2019 and 2018, as reflected in the Consolidated Statements of Cash Flows, we received proceeds of approximately $4.5 billion and $9.0 billion, respectively, from sales of equity securities. In the preceding table, investment gains/losses on equity securities sold in each period reflect the difference between proceeds from sales and the fair value of the equity security sold at the beginning of the period or the purchase date, if later. Our taxable gains on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable gains in the second quarter and first six months of 2019 were $832 million and $1,350 million, respectively, and $629 million and $1,359 million, respectively, in the second quarter and first six months of 2018.

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	June 30, 2019	December 31, 2018
Loans and finance receivables before allowances and discounts	$17,135	$16,622
Allowances for uncollectible loans	(177)	(177)
Unamortized acquisition discounts	(151)	(165)
	$16,807	$16,280

Loans and finance receivables are principally installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for the first six months were $66 million in 2019 and $70 million in 2018. Loan charge-offs, net of recoveries in the first six months, were $66 million in 2019 and $70 million in 2018. At June 30, 2019, approximately 98% of the manufactured housing loan balances were evaluated collectively for impairment, with the remainder evaluated individually. As part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2019, we considered approximately 99% of the loan balances to be performing and approximately 96% of the loan balances to be current as to payment status.

Additionally, during 2018, an insurance subsidiary entered into an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which matures on July 31, 2023. As of June 30, 2019 and December 31, 2018, the outstanding loans under the facility were approximately $1.6 billion.

Note 8. Other receivables

Other receivables of insurance and other businesses are comprised of the following (in millions).

	June 30, 2019	December 31, 2018
Insurance premiums receivable	$13,762	$12,452
Reinsurance recoverable on unpaid losses	3,149	3,060
Trade receivables	13,180	12,617
Other	4,224	3,823
Allowances for uncollectible accounts	(374)	(388)
	$33,941	$31,564

Receivables of railroad and utilities and energy businesses are comprised of the following (in millions).

	June 30, 2019	December 31, 2018
Trade receivables	$3,448	$3,433
Other	320	362
Allowances for uncollectible accounts	(127)	(129)
	$3,641	$3,666

Trade receivables include unbilled revenue of $718 million and $554 million as of June 30, 2019 and December 31, 2018, respectively, attributable to the regulated utility businesses.

Notes to Consolidated Financial Statements (Continued)

Note 9. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2019	December 31, 2018
Raw materials	$4,383	$4,182
Work in process and other	2,727	2,625
Finished manufactured goods	4,708	4,541
Goods acquired for resale	8,016	7,721
	$19,834	$19,069

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	June 30, 2019	December 31, 2018
Land	$2,553	$2,536
Buildings and improvements	10,477	9,959
Machinery and equipment	22,965	22,574
Furniture, fixtures and other	5,221	4,758
	41,216	39,827
Accumulated depreciation	(20,012)	(19,199)
	$21,204	$20,628

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	June 30, 2019	December 31, 2018
Railroad:
Land, track structure and other roadway	$60,795	$59,509
Locomotives, freight cars and other equipment	13,264	13,016
Construction in progress	723	664
	74,782	73,189
Accumulated depreciation	(11,206)	(10,004)
	63,576	63,185
Utilities and energy:
Utility generation, transmission and distribution systems	78,087	77,288
Interstate natural gas pipeline assets	7,571	7,524
Independent power plants and other assets	8,587	8,324
Construction in progress	4,331	3,110
	98,576	96,246
Accumulated depreciation	(28,637)	(27,651)
	69,939	68,595
	$133,515	$131,780

Notes to Consolidated Financial Statements (Continued)

Note 10. Property, plant and equipment (Continued)

Depreciation expense for the first six months of 2019 and 2018 is summarized below (in millions).

	First Six Months
	2019	2018
Insurance and other	$1,092	$1,080
Railroad, utilities and energy	2,544	2,444
	$3,636	$3,524

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	June 30, 2019	December 31, 2018
Railcars	$9,126	$8,862
Aircraft	7,693	7,376
Other equipment held for lease	4,676	4,379
	21,495	20,617
Accumulated depreciation	(6,754)	(6,319)
	$14,741	$14,298

Depreciation expense for equipment held for lease in the first six months was $579 million in 2019 and $543 million in 2018.

Operating lease revenues by type for the second quarter and first six months of 2019 were as follows (in millions).

	Fixed lease revenue	Variable lease revenue	Total
Second quarter	$1,118	$373	$1,491
First six months	2,192	735	2,927

Future operating lease rentals to be received on assets we lease to others were as follows (in millions).

	2019	2020	2021	2022	2023	Thereafter	Total
As of June 30, 2019	$1,335	$2,057	$1,488	$987	$608	$482	$6,957

Notes to Consolidated Financial Statements (Continued)

Note 12. Leases

We are party to contracts where we lease property from others. As a lessee, we primarily lease office and operating facilities, locomotives, freight cars, energy generation facilities and transmission assets. Operating lease right-of-use assets and lease liabilities included in our June 30, 2019 Consolidated Balance Sheet were approximately $6.1 billion and $5.9 billion, respectively. Such amounts were included in other assets and accounts payable, accruals and other liabilities in our Consolidated Balance Sheet. The weighted average term of these leases was approximately 7.4 years and the weighted average discount rate used to measure lease liabilities was approximately 3.9%. A summary of our remaining operating lease payments as of June 30, 2019 and December 31, 2018 follows (in millions).

	2019	2020	2021	2022	2023	Thereafter	Total lease payments	Amount representing interest	Lease liabilities
June 30, 2019	$599	$1,346	$1,123	$885	$708	$2,289	$6,950	$(1,016)	$5,934
December 31, 2018	1,310	1,268	1,048	820	658	2,079	7,183

Components of operating lease costs for the second quarter and first six months of 2019 by type were as follows (in millions).

	Operating lease cost	Short-term lease cost	Variable lease cost	Sublease income	Total lease cost
Second quarter	$367	$35	$70	$(6)	$466
First six months	728	79	139	(12)	934

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first six months of 2019 and for the year ended December 31, 2018 follows (in millions).

	June 30, 2019	December 31, 2018
Balance at beginning of year	$81,025	$81,258
Acquisitions of businesses	216	376
Other, including foreign currency translation	28	(609)
Balance at end of period	$81,269	$81,025

Our other intangible assets and related accumulated amortization are summarized as follows (in millions).

	June 30, 2019		December 31, 2018
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$40,613	$9,581	$40,493	$8,994
Railroad, utilities and energy	1,011	385	1,011	362
	$41,624	$9,966	$41,504	$9,356
Trademarks and trade names	$5,368	$763	$5,368	$750
Patents and technology	4,502	2,927	4,446	2,790
Customer relationships	28,449	4,990	28,375	4,573
Other	3,305	1,286	3,315	1,243
	$41,624	$9,966	$41,504	$9,356

Intangible asset amortization expense in the first six months was $658 million in 2019 and $707 million in 2018. Intangible assets with indefinite lives as of June 30, 2019 and December 31, 2018 were $18.9 billion and primarily related to certain customer relationships and trademarks and trade names.

Notes to Consolidated Financial Statements (Continued)

Note 14. Derivative contracts

We are party to derivative contracts through certain of our subsidiaries. Currently, the most significant derivative contracts consist of equity index put option contracts. The liabilities and related notional values of these contracts follows (in millions).

	Liabilities	Notional Value
June 30, 2019	$1,470	$24,524
December 31, 2018	2,452	26,759

Notional value represents the aggregate undiscounted amounts payable assuming that the value of each index is zero at each contract’s expiration date. Certain of these contracts are denominated in foreign currencies. Notional amounts are based on the foreign currency exchange rates as of each balance sheet date. Pre-tax gains from equity index put option contracts were $213 million and $983 million in the second quarter and first six months of 2019, respectively, and $372 million and $166 million in the second quarter and first six months of 2018, respectively.

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. The remaining contracts expire between August 2019 and October 2025. The weighted average life of unexpired contracts at June 30, 2019 was approximately 1.5 years. Contracts with notional values of $10.0 billion will expire over the remainder of 2019. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of $3.8 billion on the contract inception dates with respect to unexpired contracts at June 30, 2019 and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $791 million at June 30, 2019 and $1,653 million at December 31, 2018. These contracts may not be unilaterally terminated or fully settled before the expiration dates and the ultimate amount of cash basis gains or losses on these contracts will not be determined until the contract expiration dates.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2019, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. We may use forward purchases and sales, futures, swaps and options to manage a portion of these price risks. Most of the net derivative contract assets or liabilities of our regulated utilities are probable of recovery through rates and are offset by regulatory liabilities or assets. Derivative contract assets are included in other assets and were $150 million as of June 30, 2019 and $172 million as of December 31, 2018. Derivative contract liabilities are included in accounts payable, accruals and other liabilities and were $120 million as of June 30, 2019 and $111 million as of December 31, 2018.

Note 15. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Six Months
	2019	2018
Cash paid during the period for:
Income taxes	$1,199	$2,358
Interest:
Insurance and other	540	646
Railroad, utilities and energy	1,370	1,402
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	94	76
Right-of-use assets obtained in exchange for new operating lease liabilities	361	—

Notes to Consolidated Financial Statements (Continued)

Note 16. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under short-duration property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences on or before the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Reconciliations of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 17), for each of the six months ending June 30, 2019 and 2018 follow (in millions).

	2019	2018
Balances – beginning of year:
Gross liabilities	$68,458	$61,122
Reinsurance recoverable on unpaid losses	(3,060)	(3,201)
Net liabilities	65,398	57,921
Incurred losses and loss adjustment expenses:
Current accident year events	20,127	18,905
Prior accident years’ events	71	(1,054)
Total incurred losses and loss adjustment expenses	20,198	17,851
Paid losses and loss adjustment expenses:
Current accident year events	(7,724)	(7,332)
Prior accident years’ events	(10,243)	(8,581)
Total payments	(17,967)	(15,913)
Foreign currency translation adjustment	3	(111)
Balances – June 30:
Net liabilities	67,632	59,748
Reinsurance recoverable on unpaid losses	3,149	2,989
Gross liabilities	$70,781	$62,737

Incurred losses and loss adjustment expenses in the first six months of 2019 included a net increase of estimated ultimate liabilities for prior accident years of $71 million compared to a net decrease of $1,054 million in the first six months of 2018. Increases and decreases in estimated ultimate liabilities produce corresponding decreases and increases to pre-tax earnings. Such amounts as percentages of net liabilities at the beginning of the year were 0.1% in 2019 and 1.8% in 2018.

In the first six months of 2019, we lowered estimated ultimate liabilities of primary insurance for prior years’ events by $198 million, compared to $768 million in 2018. Reductions of estimated liabilities in the first six months of 2019 were less than the first six months of 2018 for private passenger automobile and medical malpractice insurance. In addition, we increased estimated liabilities in the first six months of 2019 for legacy casualty exposures and other commercial insurance business.

In the first six months of 2019, we increased estimated ultimate property and casualty reinsurance liabilities for prior years’ events by $269 million, compared to a decrease of $286 million in the first six months of 2018. The increases in prior years’ incurred losses in 2019 derived primarily from casualty claims, and to a lesser degree property claims.

Notes to Consolidated Financial Statements (Continued)

Note 17. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, if applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the six months ending June 30, 2019 and 2018 follows (in millions).

	2019		2018
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances – beginning of year:	$41,834	$(14,104)	$42,937	$(15,278)
Incurred losses and loss adjustment expenses
Current year contracts	175	(82)	—	—
Prior years’ contracts	—	552	(35)	548
Total	175	470	(35)	548
Paid losses and loss adjustment expenses	(460)	—	(787)	—
Balances – June 30:	$41,549	$(13,634)	$42,115	$(14,730)
Incurred losses and loss adjustment expenses, net of deferred charges	$645		$513

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts. Incurred losses and loss adjustment expenses in the first six months related to contracts written in prior years were $552 million in 2019 and $513 million in 2018. Such losses reflected the periodic amortization of deferred charge assets and the effects of changes in the timing and amount of ultimate claim liabilities.

In 2017, National Indemnity Company (“NICO”) entered into a contract with various subsidiaries of American International Group, Inc. (collectively, “AIG”). Our estimated ultimate claim liabilities with respect to the AIG contract at both June 30, 2019 and December 31, 2018 were $18.2 billion. Deferred charge assets related to the AIG contract were approximately $6.6 billion at June 30, 2019 and $6.9 billion at December 31, 2018.

Note 18. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2019.

	Weighted Average Interest Rate	June 30, 2019	December 31, 2018
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2019-2047	3.1%	$9,070	$9,065
Euro denominated due 2020-2035	1.1%	7,746	7,806
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2019-2049	3.1%	9,928	10,650
Great Britain Pound denominated due 2039-2059	2.5%	2,179	—
Other subsidiary borrowings due 2019-2045	4.0%	5,435	5,597
Subsidiary short-term borrowings	4.3%	1,667	1,857
		$36,025	$34,975

Notes to Consolidated Financial Statements (Continued)

Note 18. Notes payable and other borrowings (Continued)

The carrying value of Berkshire’s Euro denominated senior notes (€6.85 billion par) reflects the Euro/U.S. Dollar exchange rate as of the balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the Euro/U.S. Dollar exchange rate resulted in pre-tax gains of $64 million in the first six months of 2019 and $219 million in the first six months of 2018. The carrying values of the Euro denominated senior notes reflected corresponding decreases with respect to these gains.

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. In January 2019, BHFC issued $2.0 billion of 4.25% senior notes due in 2049 and repaid $2.7 billion of maturing notes. In June 2019, BHFC also issued £1.75 billion of senior notes consisting of £1.0 billion 2.375% senior notes due in 2039 and £750 million 2.625% senior notes due in 2059. The carrying value of BHFC’s GBP borrowings reflect the GBP/U.S. Dollar exchange rate, with the effects of the changes recorded in earnings as a component of selling, general and administrative expenses. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. In addition to BHFC borrowings, at June 30, 2019, Berkshire guaranteed approximately $1.5 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	June 30, 2019	December 31, 2018
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2020-2049	4.6%	$8,579	$8,577
Subsidiary and other debt due 2019-2064	4.5%	29,517	28,196
Short-term borrowings	3.4%	2,594	2,516
Burlington Northern Santa Fe and subsidiaries due 2019-2097	4.7%	23,192	23,226
		$63,882	$62,515

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. During the first six months of 2019, BHE and its subsidiaries issued approximately $3.4 billion of long-term debt. The debt issued in 2019 has maturity dates ranging from 2029 to 2050 and a weighted average interest rate of 3.9%. Proceeds from these debt issuances were used to repay debt, to fund capital expenditures and for general corporate purposes.

BNSF’s borrowings are primarily senior unsecured debentures. In July 2019, BNSF issued $825 million of 3.55% senior unsecured debentures due in 2050. As of June 30, 2019, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of June 30, 2019, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $7.5 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $5.7 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2019 and December 31, 2018, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,584	$4,584	$2,972	$1,612	$—
States, municipalities and political subdivisions	160	160	—	160	—
Foreign governments	7,965	7,965	5,788	2,177	—
Corporate bonds	6,744	6,744	—	6,741	3
Mortgage-backed securities	509	509	—	509	—
Investments in equity securities	200,516	200,516	200,165	50	301
Investment in Kraft Heinz common stock	13,522	10,102	10,102	—	—
Loans and finance receivables	16,807	16,969	—	1,697	15,272
Derivative contract assets (1)	150	150	—	19	131
Derivative contract liabilities:
Railroad, utilities and energy (1)	120	120	4	94	22
Equity index put options	1,470	1,470	—	—	1,470
Notes payable and other borrowings:
Insurance and other	36,025	38,453	—	38,428	25
Railroad, utilities and energy	63,882	72,862	—	72,862	—
December 31, 2018
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,223	$4,223	$2,933	$1,290	$—
States, municipalities and political subdivisions	189	189	—	189	—
Foreign governments	7,502	7,502	5,417	2,085	—
Corporate bonds	7,440	7,440	—	7,434	6
Mortgage-backed securities	544	544	—	544	—
Investments in equity securities	172,757	172,757	172,253	203	301
Investment in Kraft Heinz common stock	13,813	14,007	14,007	—	—
Loans and finance receivables	16,280	16,377	—	1,531	14,846
Derivative contract assets (1)	172	172	2	52	118
Derivative contract liabilities:
Railroad, utilities and energy (1)	111	111	1	101	9
Equity index put options	2,452	2,452	—	—	2,452
Notes payable and other borrowings:
Insurance and other	34,975	35,361	—	35,335	26
Railroad, utilities and energy	62,515	66,422	—	66,422	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018 follow (in millions).

		Gains (losses) included in:
	Balance – beginning of year	Earnings	Other comprehensive income	Regulatory assets and liabilities	Acquisitions, dispositions and settlements	Transfers into/out of Level 3	Balance – June 30
Net derivative contract assets (liabilities):
2019	$(2,343)	$1,134	$(1)	$(23)	$(128)	$—	$(1,361)
2018	(2,069)	256	—	(14)	(79)	—	(1,906)

Quantitative information as of June 30, 2019, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Derivative contract liabilities – Equity index put options	$1,470	Option pricing model	Volatility	16%

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

Notes to Consolidated Financial Statements (Continued)

Note 20. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first six months of 2019 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance December 31, 2018	742,213	(12,897)	729,316	1,373,558,983	(6,138,909)	1,367,420,074
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options	(5,919)	—	(5,919)	9,144,369	—	9,144,369
Treasury stock acquired	—	(1,539)	(1,539)	—	(8,285,970)	(8,285,970)
Balance at June 30, 2019	736,294	(14,436)	721,858	1,382,703,352	(14,424,879)	1,368,278,473

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,634,044 shares outstanding as of June 30, 2019 and 1,640,929 shares outstanding as of December 31, 2018.

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

Note 21. Income taxes

Our consolidated effective income tax rates for the second quarter and first six months of 2019 were 20.2% and 20.9%, respectively, and 20.0% and 18.9% in the second quarter and first six months of 2018, respectively. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings and underlying income tax rates applicable in the various taxing jurisdictions. In the first quarter of 2019, we recorded income tax expense of $377 million for uncertain tax positions related to investments in certain tax equity investment funds that generated income tax benefits from 2015 through 2018. We now believe that it is more likely than not those income tax benefits are not valid.

Notes to Consolidated Financial Statements (Continued)

Note 22. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and amounts reclassified out of accumulated other comprehensive income for the six months ending June 30, 2019 and 2018 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
2019
Balance at December 31, 2018	$370	$(4,603)	$(816)	$34	$(5,015)
Other comprehensive income, net before reclassifications	163	145	45	(44)	309
Reclassifications into net earnings:
Reclassifications before income taxes	4	—	31	6	41
Applicable income taxes	(1)	—	(9)	(3)	(13)
Balance at June 30, 2019	$536	$(4,458)	$(749)	$(7)	$(4,678)
2018
Balance at December 31, 2017	$62,093	$(3,114)	$(420)	$12	$58,571
Reclassifications to retained earnings upon adoption of new accounting standards	(61,340)	(65)	36	(6)	(61,375)
Other comprehensive income, net before reclassifications	(144)	(705)	(8)	5	(852)
Reclassifications into net earnings:
Reclassifications before income taxes	(265)	—	84	(8)	(189)
Applicable income taxes	56	—	(22)	3	37
Balance at June 30, 2018	$400	$(3,884)	$(330)	$6	$(3,808)

Note 23. Contingencies and Commitments

We are parties in a variety of legal actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise from other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

On April 30, 2019, Berkshire committed to invest a total of $10 billion in connection with Occidental Petroleum Corporation’s (“Occidental”) proposal to acquire Anadarko Petroleum Corporation (“Anadarko”). The acquisition transaction between Occidental and Anadarko is subject to approval by Anadarko shareholders, who are scheduled to vote on the acquisition on August 8, 2019. If approved by Anadarko shareholders, we expect the acquisition and our investment will be completed shortly thereafter.

If completed, Berkshire’s investment will include newly issued Occidental Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion, together with warrants to purchase up to 80 million shares of Occidental common stock at an exercise price of $62.50 per share. The preferred stock will accrue dividends at 8% per annum and will be redeemable at the option of Occidental commencing on the tenth anniversary of issuance at a redemption price equal to 105% of the liquidation preference plus any accumulated and unpaid dividends, or mandatorily under certain specified capital return events. Dividends will be paid in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants issued with the preferred stock may be exercised in whole or in part until one year after the redemption of the preferred stock.

Notes to Consolidated Financial Statements (Continued)

Note 24. Revenues from contracts with customers

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

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the second quarter and first six months of 2019 and 2018 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues which are not within the scope of ASC 606.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending June 30, 2019
Manufactured products:
Industrial and commercial products	$6,503	$—	$46	$—	$—	$—	$6,549
Building products	4,143	—	—	—	—	—	4,143
Consumer products	3,669	—	—	—	—	—	3,669
Grocery and convenience store distribution	—	8,042	—	—	—	—	8,042
Food and beverage distribution	—	4,321	—	—	—	—	4,321
Auto sales	—	—	2,125	—	—	—	2,125
Other retail and wholesale distribution	534	—	3,092	—	—	—	3,626
Service	429	23	1,044	5,837	1,223	—	8,556
Electricity and natural gas	—	—	—	—	3,429	—	3,429
Total	15,278	12,386	6,307	5,837	4,652	—	44,460
Other revenue	913	25	1,133	14	318	16,735	19,138
	$16,191	$12,411	$7,440	$5,851	$4,970	$16,735	$63,598
Six months ending June 30, 2019
Manufactured products:
Industrial and commercial products	$12,962	$—	$92	$—	$—	$—	$13,054
Building products	7,695	—	—	—	—	—	7,695
Consumer products	6,959	—	—	—	—	—	6,959
Grocery and convenience store distribution	—	16,077	—	—	—	—	16,077
Food and beverage distribution	—	8,446	—	—	—	—	8,446
Auto sales	—	—	4,062	—	—	—	4,062
Other retail and wholesale distribution	1,078	—	6,013	—	—	—	7,091
Service	777	43	2,034	11,550	1,948	—	16,352
Electricity and natural gas	—	—	—	—	7,116	—	7,116
Total	29,471	24,566	12,201	11,550	9,064	—	86,852
Other revenue	1,779	44	2,242	26	578	32,755	37,424
	$31,250	$24,610	$14,443	$11,576	$9,642	$32,755	$124,276

Notes to Consolidated Financial Statements (Continued)

Note 24. Revenues from contracts with customers (Continued)

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending June 30, 2018
Manufactured products:
Industrial and commercial products	$6,789	$—	$54	$—	$—	$—	$6,843
Building products	3,431	—	—	—	—	—	3,431
Consumer products	4,154	—	—	—	—	—	4,154
Grocery and convenience store distribution	—	8,261	—	—	—	—	8,261
Food and beverage distribution	—	4,127	—	—	—	—	4,127
Auto sales	—	—	2,073	—	—	—	2,073
Other retail and wholesale distribution	519	—	2,942	—	—	—	3,461
Service	279	20	1,023	5,831	1,186	—	8,339
Electricity and natural gas	—	—	—	—	3,566	—	3,566
Total	15,172	12,408	6,092	5,831	4,752	—	44,255
Other revenue	739	19	1,194	14	298	15,681	17,945
	$15,911	$12,427	$7,286	$5,845	$5,050	$15,681	$62,200
Six months ending June 30, 2018
Manufactured products:
Industrial and commercial products	$13,343	$—	$108	$—	$—	$—	$13,451
Building products	6,351	—	—	—	—	—	6,351
Consumer products	7,850	—	—	—	—	—	7,850
Grocery and convenience store distribution	—	16,419	—	—	—	—	16,419
Food and beverage distribution	—	8,124	—	—	—	—	8,124
Auto sales	—	—	4,004	—	—	—	4,004
Other retail and wholesale distribution	1,017	—	5,654	—	—	—	6,671
Service	497	37	1,973	11,411	1,886	—	15,804
Electricity and natural gas	—	—	—	—	7,090	—	7,090
Total	29,058	24,580	11,739	11,411	8,976	—	85,764
Other revenue	1,551	36	2,334	24	586	30,378	34,909
	$30,609	$24,616	$14,073	$11,435	$9,562	$30,378	$120,673

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of June 30, 2019 follows (in millions).

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$935	$5,411	$6,346
Other sales and service contracts	1,211	2,116	3,327

Notes to Consolidated Financial Statements (Continued)

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. The accompanying business segment information for the 2018 periods reflects certain reclassifications to conform to presentations as of December 31, 2018. Specifically, business units that previously were reported as the finance and financial products segment in the 2018 periods were reclassified to manufacturing (Clayton Homes and UTLX), services and retailing (CORT and XTRA leasing) and corporate and other (principally investment income).

Revenues and earnings before income taxes by segment for the second quarter and first six months of 2019 and 2018 were as follows (in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Revenues of Operating Businesses:
Insurance:
Underwriting:
GEICO	$8,869	$8,284	$17,491	$16,199
Berkshire Hathaway Reinsurance Group	3,707	3,912	7,253	7,452
Berkshire Hathaway Primary Group	2,287	1,953	4,438	3,871
Investment income	1,654	1,399	3,141	2,612
Total insurance	16,517	15,548	32,323	30,134
BNSF	5,893	5,878	11,655	11,502
Berkshire Hathaway Energy	4,970	5,050	9,642	9,562
Manufacturing	16,206	15,927	31,276	30,649
McLane Company	12,411	12,427	24,610	24,616
Service and retailing	7,462	7,307	14,487	14,122
	63,459	62,137	123,993	120,585
Reconciliation of segments to consolidated amount:
Corporate, eliminations and other	139	63	283	88
	$63,598	$62,200	$124,276	$120,673

	Second Quarter		First Six Months
	2019	2018	2019	2018
Earnings Before Income Taxes of Operating Businesses:
Insurance:
Underwriting:
GEICO	$393	$673	$1,163	$1,350
Berkshire Hathaway Reinsurance Group	(104)	297	(357)	39
Berkshire Hathaway Primary Group	167	234	137	333
Investment income	1,649	1,392	3,134	2,597
Total insurance	2,105	2,596	4,077	4,319
BNSF	1,773	1,655	3,438	3,168
Berkshire Hathaway Energy	593	586	1,133	1,073
Manufacturing	2,527	2,529	4,721	4,736
McLane Company	59	67	170	127
Service and retailing	745	763	1,366	1,336
	7,802	8,196	14,905	14,759
Reconciliation of segments to consolidated amount:
Investment and derivative gains (losses)	10,048	6,362	30,370	(1,653)
Interest expense, not allocated to segments	(107)	(115)	(216)	(235)
Equity method investments	124	327	292	728
Corporate, eliminations and other	(108)	328	55	(24)
	$17,759	$15,098	$45,406	$13,575

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Insurance – underwriting	$353	$943	$742	$1,350
Insurance – investment income	1,366	1,142	2,603	2,154
Railroad	1,338	1,309	2,591	2,454
Utilities and energy	607	581	1,212	1,166
Manufacturing, service and retailing	2,487	2,486	4,687	4,613
Investment and derivative gains (losses)	7,934	5,118	24,040	(1,308)
Other	(12)	432	(141)	444
Net earnings attributable to Berkshire Hathaway shareholders	$14,073	$12,011	$35,734	$10,873

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

Our insurance businesses generated after-tax earnings from underwriting of $353 million in the second quarter and $742 million in the first six months of 2019. In 2019, insurance underwriting included gains from primary insurance and losses from reinsurance. Earnings from insurance underwriting in 2019 included lower gains from reductions of claim liability estimates for prior years’ property/casualty loss events than in 2018. After-tax earnings from insurance investments increased 19.6% in the second quarter and 20.8% in the first six months of 2019 over the same periods in 2018. These increases reflected higher average short-term interest rates and increased dividend income.

After-tax earnings of our railroad business increased 2.2% in the second quarter and 5.6% in the first six months of 2019 compared to 2018. Earnings in 2019 were negatively affected by persistent flooding conditions in the first half and severe winter weather in the first quarter. These conditions contributed to lower freight volumes and higher operating costs. Earnings in 2019 benefited from higher rates per car/unit, a curtailment gain related to an amendment to defined benefit retirement plans and ongoing operating cost control initiatives.

After-tax earnings of our utilities and energy business increased 4.5% in the second quarter and 3.9% in the first six months of 2019 compared to the corresponding 2018 periods. Earnings from our manufacturing, service and retailing businesses were essentially unchanged in the second quarter and increased 1.6% in the first six months over the same periods in 2018. Operating results of our underlying business operations in 2019 were mixed, with several of these businesses experiencing lower earnings in 2019 attributable to a variety of factors.

After-tax investment and derivative gains were $7.9 billion in the second quarter and $24.0 billion in the first six months of 2019, compared to an after-tax gain of $5.1 billion in the second quarter and an after-tax loss of $1.3 billion in the first six months of 2018. Investment and derivative gains/losses in 2019 included significant unrealized gains from market price changes on our holdings of equity securities. After-tax unrealized gains on equity securities were approximately $7.1 billion in the second quarter and $22.2 billion in the first six months of 2019. After-tax investment gains in 2019 also included after-tax realized gains on sales of equity and fixed maturity securities of $662 million in the second quarter and $1,054 million in the first six months. In 2018, investments in equity securities produced after-tax unrealized gains of $4.3 billion in the second quarter and an after-tax loss of approximately $2.7 billion in the first six months due to changes in market prices. After-tax realized gains on sales of equity and fixed maturity securities in 2018 were $512 million in the second quarter and $1.3 billion in the first six months.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider pre-tax losses in excess of $100 million from a current year event as significant.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were $112.3 billion as of June 30, 2019. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Pre-tax underwriting gain (loss):
GEICO	$393	$673	$1,163	$1,350
Berkshire Hathaway Reinsurance Group	(104)	297	(357)	39
Berkshire Hathaway Primary Group	167	234	137	333
Pre-tax underwriting gain (loss)	456	1,204	943	1,722
Income taxes and noncontrolling interests	103	261	201	372
Net underwriting gain	$353	$943	$742	$1,350
Effective income tax rate	22.1%	21.4%	22.3%	21.4%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,703		$8,237		$17,966		$16,926
Premiums earned	$8,869	100.0	$8,284	100.0	$17,491	100.0	$16,199	100.0
Losses and loss adjustment expenses	7,276	82.0	6,505	78.5	13,832	79.1	12,580	77.7
Underwriting expenses	1,200	13.6	1,106	13.4	2,496	14.3	2,269	14.0
Total losses and expenses	8,476	95.6	7,611	91.9	16,328	93.4	14,849	91.7
Pre-tax underwriting gain	$393		$673		$1,163		$1,350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written and earned in the second quarter of 2019 increased 5.7% and 7.1%, respectively, and in the first six months of 2019 increased 6.1% and 8.0%, respectively, compared to the same periods in 2018. The increases reflected voluntary auto policies-in-force growth of 4.5% and increased premiums per auto policy of approximately 1.7% over the past twelve months. The increase in voluntary auto policies-in-force primarily resulted from an increase in new business sales of 8.6%.  The increase in premiums per policy was attributable to rate increases, coverage changes and changes in state and risk mix. Voluntary auto policies-in-force increased approximately 570,000 during the first six months of 2019.

Losses and loss adjustment expenses in the second quarter of 2019 increased 11.9% to $7.3 billion and in the first six months of 2019 increased 10.0% to $13.8 billion. GEICO’s ratios of losses and loss adjustment expenses to premiums earned (the “loss ratio”) in the second quarter and first six months of 2019 were 82.0% and 79.1%, respectively, increases of 3.5 percentage points over the second quarter and 1.4 percentage points over the first six months of 2018.

GEICO reduced ultimate claim loss estimates for prior years’ loss events by $54 million in the first six months of 2019 compared to $430 million in the first six months of 2018, which produced corresponding pre-tax underwriting gains. The comparative reduction in gains in the first six months pertained to both physical damage and liability claims. Claims frequencies in the first six months of 2019 for property damage and collision coverages and personal injury protection coverage were down (two to four percent range) compared to 2018 and were flat for bodily injury coverage. Average claims severities in the first six months of 2019 were higher for property damage and collision coverages (four to six percent range) and bodily injury coverage (six to eight percent range).

Underwriting expenses in the first six months of 2019 were $2.5 billion, an increase of $227 million (10.0%) over 2018. GEICO’s expense ratio (underwriting expenses to premiums earned) in the first six months of 2019 was 14.3%, an increase of 0.3 percentage points compared to 2018. The underwriting expense increase was primarily attributable to increases in advertising expenses, insurance premium taxes and employee-related costs, which reflected wage and staffing increases.

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

	Second Quarter				First Six Months
	Premiums earned		Pre-tax underwriting gain (loss)		Premiums earned		Pre-tax underwriting gain (loss)
	2019	2018	2019	2018	2019	2018	2019	2018
Property/casualty	$2,301	$2,296	$198	$338	$4,623	$4,322	$158	$468
Retroactive reinsurance	91	—	(238)	(147)	94	—	(561)	(458)
Life/health	1,086	1,314	11	120	2,113	2,548	291	216
Periodic payment annuity	229	302	(75)	(14)	423	582	(245)	(187)
	$3,707	$3,912	$(104)	$297	$7,253	$7,452	$(357)	$39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$2,327		$2,089		$5,869		$5,435
Premiums earned	$2,301	100.0	$2,296	100.0	$4,623	100.0	$4,322	100.0
Losses and loss adjustment expenses	1,455	63.2	1,410	61.4	3,229	69.8	2,801	64.8
Underwriting expenses	648	28.2	548	23.9	1,236	26.8	1,053	24.4
Total losses and expenses	2,103	91.4	1,958	85.3	4,465	96.6	3,854	89.2
Pre-tax underwriting gain (loss)	$198		$338		$158		$468

Property/casualty premiums written increased 11.4% in the second quarter and 8.0% in the first six months of 2019, as compared to the same periods in 2018. Premiums earned in the second quarter were relatively unchanged and in the first six months of 2019 increased $301 million (7.0%), versus 2018. The increase in year-to-date premiums earned was primarily attributable to new business, net of non-renewals, and increased participations for renewal business. Premiums earned in the first six months included $861 million in 2019 and $910 million in 2018 from a 10-year, 20% quota-share contract entered into by NICO with Insurance Australia Group Limited, which expires in 2025.

Losses and loss adjustment expenses in the second quarter and first six months of 2019 increased $45 million (3.2%) and $428 million (15.3%), respectively, compared to the same periods in 2018. Losses and loss adjustment expenses in the first six months of 2019 included a net increase in estimated ultimate claim liabilities attributable to prior years’ loss events of approximately $269 million compared to a net decrease of $286 million in 2018. Such increases and decreases were approximately 1% of the related net unpaid claim liabilities as of the beginning of the applicable year. Losses and loss adjustment expenses in the first six months of 2019 also reflected an overall 7.4 percentage point decline in the loss ratio attributable to the current accident year as compared to 2018. There were no significant catastrophe loss events affecting our reinsurance operations during the first six months of 2019 or 2018.

Retroactive reinsurance

There were no significant retroactive reinsurance contracts written in the first six months of 2019 or 2018. Pre-tax underwriting losses in 2019 and 2018 derived from deferred charge amortization and changes in the estimated timing and amount of future claim payments, as well as from foreign currency gains and losses arising from the periodic re-measurement of liabilities related to contracts written by our U.S. subsidiaries that are denominated in foreign currencies. Underwriting results included pre-tax gains of $41 million in the second quarter and pre-tax losses of $11 million in the first six months of 2019 associated with the re-measurement of such liabilities due to changes in foreign currency exchange rates. Foreign currency re-measurement gains in 2018 were $124 million in the second quarter and $64 million in the first six months. Pre-tax underwriting losses before foreign currency gains/losses in the second quarter and first six months were $279 million and $550 million, respectively, in 2019 compared to $271 million and $522 million, respectively, in 2018. Deferred charge amortization in the first six months included $316 million in 2019 and $299 million in 2018 related to an aggregate excess-of-loss retroactive reinsurance agreement with various subsidiaries of American International Group, Inc.

Gross unpaid losses assumed under retroactive reinsurance contracts were $41.5 billion at June 30, 2019 and $41.8 billion at December 31, 2018. Unamortized deferred charge assets related to such reinsurance contracts were $13.6 billion at June 30, 2019 and $14.1 billion at December 31, 2018. Deferred charge assets will be charged to pre-tax earnings over the expected remaining claims settlement periods through periodic amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,092		$1,330		$2,119		$2,567
Premiums earned	$1,086	100.0	$1,314	100.0	$2,113	100.0	$2,548	100.0
Life and health insurance benefits	863	79.5	1,024	77.9	1,461	69.1	1,960	76.9
Underwriting expenses	212	19.5	170	13.0	361	17.1	372	14.6
Total benefits and expenses	1,075	99.0	1,194	90.9	1,822	86.2	2,332	91.5
Pre-tax underwriting gain (loss)	$11		$120		$291		$216

Life/health premiums earned were $1.1 billion in the second quarter and $2.1 billion in first six months of 2019, decreases of $228 million (17.4%) and $435 million (17.1%), respectively, compared to corresponding 2018 periods. The decreases were primarily attributable to the effects of an amendment to a reinsurance contract in the first quarter of 2019, partially offset by volume growth in the Asia life markets.

In the first quarter of 2019, BHLN amended a yearly-renewable-term life reinsurance contract with a major U.S. reinsurer. The amendment effectively eliminates BHLN’s future exposures under the contract. BHLN recorded a reduction in earned premiums on this contract of $49 million in the first six months of 2019, largely attributable to the contract amendment. Premiums earned from this contract in the first six months of 2018 were $442 million and approximately $1.0 billion for the year ending December 31, 2018.

The life/health business produced pre-tax underwriting gains of $11 million in the second quarter and $291 million in the first six months of 2019. Underwriting results in the first six months of 2019 included a one-time pre-tax gain of approximately $160 million attributable to the BHLN contract amendment, which resulted in reductions of benefits incurred and premiums earned. Pre-tax life/health underwriting results also included gains from the run-off of variable annuity contracts of $12 million in the second quarter and $101 million in the first six months of 2019 compared to $55 million in the second quarter and $100 million in the first six months of 2018. Underwriting results from this business reflect changes in estimated liabilities for guaranteed benefits, which result from changes in securities markets and interest rates and from the periodic amortization of expected profit margins. In 2019, pre-tax life/health underwriting results also reflected an increase in the second quarter in disability benefit liabilities in Australia, attributable to higher claims experience and changes to various underlying assumptions, an increase in U.S. individual life claims incurred due to higher than expected severity, and higher losses from the run-off of U.S. long-term care business.

Periodic payment annuity

Periodic payment annuity premiums earned in the first six months of 2019 were $423 million, a decrease of $159 million (27.3%) compared to 2018. Periodic payment business is price sensitive. The volumes written can change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, and the level of competition.

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities.  Underwriting results also include the impact of mortality and interest rate changes, as well as re-measurement gains and losses related to foreign currency denominated liabilities of certain contracts written by our U.S. subsidiaries. Pre-tax underwriting results in 2019 included pre-tax re-measurement gains of $37 million in the second quarter and $9 million in the first six months due to changes in foreign currency exchange rates. Re-measurement gains were $106 million in the second quarter and $36 million in the first six months of 2018.

Before foreign currency re-measurement gains, pre-tax underwriting losses from periodic payment annuity contracts were $112 million in the second quarter and $254 million in the first six months of 2019 compared to losses of $120 million in the second quarter and $223 million in the first six months of 2018. Discounted annuity liabilities were $12.9 billion at June 30, 2019 and $12.5 billion at December 31, 2018, reflecting a weighted average discount rate of approximately 4.1%.

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

A summary of BH Primary underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$2,370		$2,110		$4,711		$4,271
Premiums earned	$2,287	100.0	$1,953	100.0	$4,438	100.0	$3,871	100.0
Losses and loss adjustment expenses	1,568	68.6	1,214	62.2	3,138	70.7	2,465	63.7
Underwriting expenses	552	24.1	505	25.9	1,163	26.2	1,073	27.7
Total losses and expenses	2,120	92.7	1,719	88.1	4,301	96.9	3,538	91.4
Pre-tax underwriting gain (loss)	$167		$234		$137		$333

Premiums written in the second quarter and first six months of 2019 increased 12.3% and 10.3%, respectively, compared to the same periods in 2018. The comparative year-to-date increase was primarily attributable to BH Specialty (23.8%) and GUARD (23.6%), while aggregate premiums written in 2019 by other BH Primary operations were relatively unchanged from 2018. The increases in premiums earned in 2019 reflected volume increases over the past year, as well as the impact of the MLMIC acquisition.

BH Primary produced pre-tax underwriting gains of $137 million in the first six months of 2019 and $333 million in the first six months of 2018. BH Primary’s aggregate loss ratios for the first six months were 70.7% in 2019 and 63.7% in 2018. Losses and loss adjustment expenses incurred in the first six months included reductions for prior years’ loss events of $144 million in 2019 and $338 million in 2018. The net gains from the reductions of prior accident years’ liabilities in 2019 were generally lower compared to 2018 across the various BH Primary operations, due in part to additional estimated claim liabilities recorded in the first quarter of 2019 for legacy casualty exposures.

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

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Interest and other investment income	$577	$399	$1,090	$851
Dividend income	1,072	993	2,044	1,746
Investment income before income taxes and noncontrolling interests	1,649	1,392	3,134	2,597
Income taxes and noncontrolling interests	283	250	531	443
Net investment income	$1,366	$1,142	$2,603	$2,154
Effective income tax rate	17.0%	17.9%	16.8%	17.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

Interest and other investment income in the second quarter and first six months of 2019 increased $178 million (44.6%) and $239 million (28.1%), respectively, as compared to the same periods in 2018. The comparative increases were primarily due to higher interest rates on short-term investments and interest from a term loan with Seritage Growth Properties. For the first six months, the increase in interest income was partially offset by lower income earned from limited partnership investments. Dividend income in 2019 increased $79 million (8.0%) in the second quarter and $298 million (17.1%) in the first six months compared to the corresponding 2018 periods. The increases in dividend income were attributable to an overall increase in investment levels over the past year and higher dividend rates. We continue to hold large cash, cash equivalent and U.S. Treasury Bills balances. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $125 billion at June 30, 2019 and $123 billion at December 31, 2018. Our average cost of float was negative in the first six months of 2019 as our underwriting operations generated pre-tax earnings of $943 million.

A summary of cash and investments held in our insurance businesses as of June 30, 2019 and December 31, 2018 follows (in millions).

	June 30, 2019	December 31, 2018
Cash, cash equivalents and U.S. Treasury Bills	$72,436	$64,548
Equity securities	193,452	166,385
Fixed maturity securities	19,784	19,690
Other	2,382	2,288
	$288,054	$252,911

Fixed maturity securities as of June 30, 2019 were as follows (in millions).

	Amortized cost	Unrealized gains	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$4,535	$42	$4,577
States, municipalities and political subdivisions	151	6	157
Foreign governments	7,900	62	7,962
Corporate bonds, investment grade	5,711	487	6,198
Corporate bonds, non-investment grade	394	25	419
Mortgage-backed securities	405	66	471
	$19,096	$688	$19,784

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

	Second Quarter		First Six Months
	2019	2018	2019	2018
Revenues	$5,893	$5,878	$11,655	$11,502
Operating expenses:
Compensation and benefits	1,334	1,328	2,734	2,643
Fuel	775	830	1,486	1,597
Purchased services	687	714	1,400	1,406
Depreciation and amortization	595	575	1,186	1,146
Equipment rents, materials and other	462	520	876	1,030
Total operating expenses	3,853	3,967	7,682	7,822
Interest expense	267	256	535	512
	4,120	4,223	8,217	8,334
Pre-tax earnings	1,773	1,655	3,438	3,168
Income taxes	435	346	847	714
Net earnings	$1,338	$1,309	$2,591	$2,454
Effective income tax rate	24.5%	20.9%	24.6%	22.5%

BNSF’s revenues in the second quarter and first six months of 2019 were $5.9 billion and $11.7 billion, respectively, representing increases of $15 million (0.3%) and $153 million (1.3%) versus the corresponding periods in 2018. During the first six months of 2019, revenues reflected a 6.3% comparative increase in average revenue per car/unit, driven by increased rates per car/unit. Aggregate year-to-date volumes were 5.0 million cars, representing a decrease of 4.5% from volumes in the first half of 2018.

Pre-tax earnings were $1.8 billion and $3.4 billion in the second quarter and first six months of 2019, respectively, increases of 7.1% and 8.5%, respectively, compared to the corresponding periods in 2018. BNSF experienced severe winter weather and flooding on parts of the network in the first half of 2019, which negatively affected revenues, expenses and service levels. BNSF’s earnings in the first six months of 2019 also included a revenue increase related to the favorable outcome of an arbitration hearing and a reduction to expense for a curtailment gain arising from an amendment to the defined benefit retirement plans in the first quarter, as well as lower operating expenses attributable to lower volume and cost control initiatives.

Revenues from consumer products were $1.9 billion in the second quarter and $3.9 billion in the first six months of 2019, representing a decrease of 3.8% in the second quarter and an increase of 1.7% in the first six months from the corresponding periods in 2018. The changes reflect higher average revenue per car/unit for both periods offset by volume decreases of 6.3% in the second quarter and 6.0% in the first six months. The volume decreases were driven by reduced consumer demand and higher available truck capacity, as well as from lower international intermodal market share and decreased imports.

Revenues from industrial products were $1.6 billion in the second quarter and $3.0 billion for the first six months of 2019, increases of 6.4% and 7.4%, respectively, from comparable 2018 periods. The increases were attributable to higher average revenue per car/unit on flat volume in the second quarter and a 0.6% volume increase in the first six months of 2019. Volume changes were primarily due to strength in the energy sector, which drove higher demand for petroleum products and liquefied petroleum gas, offset by lower sand volumes and reduced car loadings due to the challenging weather conditions in 2019.

Revenues from agricultural products in 2019 increased 3.3% in the second quarter to $1.2 billion and were unchanged in the first six months at $2.3 billion, when compared to the same periods in 2018. The comparative results reflected higher revenue per car/unit, offset by volume decreases of 4.2% in the second quarter and 5.7% in the first six months. Volumes decreased due to export competition from non-U.S. sources, trade policy, and the challenging weather conditions in 2019.

Revenues from coal in 2019 decreased 3.1% in the second quarter to $883 million and 5.8% in the first six months to $1.8 billion compared to 2018. The decreases reflected lower average revenue per car/unit, a volume increase of 1.1% in the second quarter, and a volume decrease of 4.8% in the first six months. Volumes in the first half of 2019 were impacted by the weather conditions, and volumes in the second quarter of 2019 increased due to customer demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

Total operating expenses in the second quarter and first six months of 2019 were $3.9 billion and $7.7 billion, respectively, decreases of $114 million (2.9%) and $140 million (1.8%), respectively, compared to the same periods in 2018. Our ratio of operating expenses to revenues decreased 2.1 percentage points to 65.4% in the second quarter and 2.1 percentage points to 65.9% in the first six months of 2019 versus the corresponding prior year periods. BNSF’s expenses reflected lower volume-related costs, the effects of several cost control initiatives, and a retirement plan curtailment gain, partially offset by the unfavorable impact of the adverse weather conditions.

Compensation and benefits expense increased $6 million (0.5%) for the second quarter and $91 million (3.4%) for the first six months of 2019. The increases were primarily due to wage inflation and higher employee counts. Fuel expenses decreased $55 million (6.6%) for the second quarter and $111 million (7.0%) for the first six months of 2019, primarily due to lower average fuel prices and lower volumes.  Equipment rents, materials and other expense decreased $58 million (11.2%) for the second quarter and $154 million (15.0%) for the first six months compared to 2018. The decrease in the first six months was principally driven by a $120 million curtailment gain from the amendment to the company-sponsored defined benefit retirement plans.

BNSF’s effective income tax rate was 24.5% and 24.6% for the second quarter and first six months of 2019, respectively, as compared to 20.9% and 22.5%, respectively, for the corresponding periods in 2018. The effective income tax rates in 2018 included the impact of various state income tax rate reductions enacted during the second quarter.

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

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2019	2018	2019	2018	2019	2018	2019	2018
PacifiCorp	$1,191	$1,198	$206	$212	$2,472	$2,400	$428	$385
MidAmerican Energy Company	684	730	53	56	1,556	1,497	137	96
NV Energy	731	760	104	95	1,359	1,385	140	135
Northern Powergrid	244	248	80	50	507	523	179	159
Natural gas pipelines	219	242	63	53	595	621	301	272
Other energy businesses	570	595	78	114	1,034	1,095	71	134
Real estate brokerage	1,331	1,277	115	107	2,119	2,041	91	97
Corporate interest	—	—	(106)	(101)	—	—	(214)	(205)
	$4,970	$5,050			$9,642	$9,562
Pre-tax earnings			593	586			1,133	1,073
Income tax benefit			(80)	(63)			(210)	(230)
Net earnings			673	649			1,343	1,303
Noncontrolling interests			66	68			131	137
Net earnings attributable to Berkshire Hathaway shareholders			$607	$581			$1,212	$1,166
Effective income tax rate			(13.5)%	(10.7)%			(18.5)%	(21.4)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in the second quarter of 2019 were $1.2 billion, relatively unchanged from 2018, and were $2.5 billion in the first six months, an increase of 3% over the first six months of 2018. Retail revenues in the first six months of 2019 increased $83 million compared to 2018, reflecting a 1.4% increase in volumes and higher average rates ($48 million) from lower net tax deferrals related to the TCJA (largely offset by higher income tax expense) and business mix changes. Wholesale and other revenues in the first six months of 2019 decreased $34 million due to lower volumes.

Pre-tax earnings were $206 million in the second quarter of 2019, a decline of $6 million (3%) from 2018, and were $428 million in the first six months, an increase of $43 million (11%) as compared to 2018. Utility margin (operating revenues less cost of fuel and energy) was $783 million in the second quarter of 2019, a decrease of 1% versus 2018, and $1,577 million in the first six months, an increase of 2% compared to 2018. PacifiCorp’s after-tax earnings were $168 million in the second quarter of 2019, a decrease of $17 million (9%) compared to 2018, and were $348 million in the first six months of 2019, an increase of $15 million (5%) over 2018. The changes reflected the changes in utility margin, higher depreciation and lower net interest and finance expenses.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. Revenues were $684 million in the second quarter of 2019, a decrease of 6% compared to 2018, and were $1,556 million in the first six months, an increase of 4% versus 2018. Electric operating revenues decreased $51 million in the second quarter of 2019 versus 2018. The decrease was attributable to lower retail revenues ($38 million), reflecting a decrease in aggregate volumes of 3.7% and lower average rates from sales mix and lower recoveries through bill riders, and decreased wholesale and other revenue ($13 million). For the second quarter of 2019, natural gas revenues decreased $16 million compared to 2018, primarily due to decreased volumes. Electric operating revenues increased $22 million in the first six months of 2019 versus 2018. The increase was attributable to higher retail revenues ($17 million), reflecting an increase in aggregate volumes of 0.5% and higher average rates from higher recoveries through bill riders, substantially offset by sales mix.

Pre-tax earnings were $53 million in the second quarter of 2019, a decline of $3 million (5%) versus 2018, and were $137 million in the first six months, an increase of $41 million (43%) compared to 2018. Electric utility margin in the second quarter of 2019 decreased $24 million (5%) to $447 million and increased $43 million (5%) in the first six months to $875 million. MEC’s after-tax earnings are greater than its pre-tax earnings due to the significant production tax credits related to its wind-powered generating facilities. MEC’s after-tax earnings were $153 million in the second quarter of 2019 and $343 million in the first six months, increases of $50 million (49%) and $137 million (67%), respectively, compared to the same periods in 2018, reflecting increases in tax credits recognized.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. Revenues were $731 million in the second quarter and $1,359 million in the first six months of 2019, decreases of 4% and 2%, respectively, compared to the same periods in 2018. Electric operating revenues decreased $31 million in the second quarter and $29 million in the first six months versus 2018. The decreases in electric revenues were attributable to lower retail revenue of $35 million in the second quarter and $45 million in the first six months, reflecting lower customer volumes of 3.9% in the second quarter and lower rates resulting from decreased pass-through cost adjustments and reductions related to the TCJA that were effective April 1, 2018, partially offset by increased wholesale and other revenue of $4 million in the second quarter and $16 million year-to-date compared to 2018.

Pre-tax earnings increased $9 million (9%) in the second quarter and $5 million (4%) in the first six months of 2019 as compared to 2018. Electric utility margin was $394 million in the second quarter and $716 million in the first six months of 2019, decreases of $19 million and $26 million, respectively, compared to 2018, primarily due to lower retail operating revenues. However, the declines in electric utility margin in 2019 were more than offset by lower operating expenses and lower net interest and finance expenses. NV Energy’s after-tax earnings were $81 million (5% increase) in the second quarter and $110 million (unchanged) in the first six months of 2019 versus the corresponding 2018 periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid

Revenues decreased $4 million in the second quarter and $16 million in the first six months of 2019 compared to 2018, primarily due to the unfavorable foreign currency translation effects of a stronger U.S. Dollar in 2019, partially offset by higher distribution and smart meter revenues. Pre-tax earnings increased $30 million in the second quarter and $20 million in the first six months of 2019 as compared to 2018, primarily due to pension settlement losses incurred in 2018, partly offset by lower revenues.

Natural gas pipelines

Revenues in the second quarter and first six months of 2019 declined $23 million (10%) and $26 million (4%), respectively, compared to 2018. The declines were primarily due to lower gas sales volumes related to system balancing activities at Northern Natural Gas (largely offset in cost of sales), partially offset by higher transportation revenues of $16 million in the second quarter and $27 million in the first six months. Pre-tax earnings were $63 million in the second quarter and $301 million in the first six months of 2019, increases of $10 million (19%) and $29 million (11%), respectively, compared to 2018. The increases were primarily due to the increases in transportation revenues and favorable margins from system rebalancing activities, partly offset by a comparative increase in operations and maintenance expenses.

Other energy businesses

Other energy revenues declined $25 million (4%) in the second quarter and $61 million (6%) in the first six months of 2019 as compared to the same periods in 2018. The declines included comparative year-to-date decreases of 9% from renewable energy and 4% at AltaLink, L.P., mainly due to the unfavorable foreign currency translation effects of a stronger U.S. Dollar in 2019. Pre-tax earnings decreased $36 million in the second quarter and $63 million in the first six months of 2019 compared to the same periods in 2018. Pre-tax losses from tax equity renewable energy investments in the second quarter and first six months of 2019 increased $14 million and $35 million, respectively, over 2018, largely attributable to new investments. The pre-tax losses from these investments are substantially offset by income tax benefits. Results in 2019 also included lower operating earnings from renewable energy, AltaLink and the non-regulated service business, attributable to higher operating and depreciation expenses from renewable energy, the stronger U.S. Dollar at AltaLink, L.P., and lower non-regulated service business margins. After-tax earnings from other energy activities were $147 million in the second quarter and $238 million in the first six months of 2019, decreases of $10 million and $16 million, respectively, versus 2018.

Real estate brokerage

Revenues increased 4% in both the second quarter and the first six months of 2019 compared to the same periods in 2018. The increases were attributable to recent business acquisitions and higher mortgage revenues, partly offset by an 8% year-to-date decrease in closed units at existing brokerage businesses. Pre-tax earnings increased 7% in the second quarter and decreased 6% in the first six months of 2019 compared to 2018. The year-to-date decrease was primarily due to lower earnings at existing brokerage businesses and increased interest expense, which more than offset the increase in mortgage net revenues and contributions from acquired businesses.

Corporate interest

Corporate interest includes interest on unsecured debt issued by the BHE holding company. Corporate interest in the first six months of 2019 increased 4% compared to 2018, primarily due to higher average borrowings.

Income taxes

BHE’s effective income tax rates for the first six months of 2019 and 2018 were approximately (18.5%) and (21.4%), respectively. BHE’s effective income tax rates regularly reflect significant production tax credits from wind-powered electricity generation placed in service by our domestic regulated utilities and other energy businesses. The effective tax rate in the first six months of 2019 increased primarily due to benefits recognized in 2018 related to foreign earnings and the accrued repatriation tax on undistributed foreign earnings in connection with the TCJA, partially offset by an increase in recognized production tax credits and favorable impacts of rate making in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Second Quarter				First Six Months
	Revenues		Earnings *		Revenues		Earnings *
	2019	2018	2019	2018	2019	2018	2019	2018
Manufacturing	$16,206	$15,927	$2,527	$2,529	$31,276	$30,649	$4,721	$4,736
Service and retailing	19,873	19,734	804	830	39,097	38,738	1,536	1,463
	$36,079	$35,661			$70,373	$69,387
Pre-tax earnings			3,331	3,359			6,257	6,199
Income taxes and noncontrolling interests			844	873			1,570	1,586
			$2,487	$2,486			$4,687	$4,613
Effective income tax rate			24.7%	25.5%			24.6%	25.1%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $188 million in the second quarter and $380 million in first six months of 2019, compared to $220 million in the second quarter and $438 million in the first six months of 2018. These expenses are included in “Other” in the summary of earnings on page 27 and in the “Other” earnings section on page 44.

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

	Second Quarter				First Six Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2019	2018	2019	2018	2019	2018	2019	2018
Industrial products	$7,887	$7,851	$1,552	$1,564	$15,564	$15,470	$2,983	$3,032
Building products	5,369	4,850	726	649	9,931	8,930	1,208	1,096
Consumer products	2,950	3,226	249	316	5,781	6,249	530	608
	$16,206	$15,927	$2,527	$2,529	$31,276	$30,649	$4,721	$4,736

Aggregate revenues of our manufacturing businesses in the second quarter of 2019 were $16.2 billion, an increase of 1.8% compared to 2018 and in the first six months were $31.3 billion, an increase of 2.0%. Pre-tax earnings in the second quarter and first six months of 2019 were $2.5 billion and $4.7 billion, respectively, slightly lower than earnings in the comparable 2018 periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products

Revenues of the industrial products group were $7.9 billion in the second quarter and $15.6 billion in the first six months of 2019, increases of 0.5% and 0.6%, respectively, over revenues in the comparable 2018 periods. Pre-tax earnings of the group were $1.55 billion in the second quarter and $3.0 billion in the first six months of 2019, decreases of 0.8% and 1.6% compared to the second quarter and first six months of 2018, respectively.  Pre-tax earnings as a percentage of revenues for the group were 19.2% in the first six months of 2019 compared to 19.6% in 2018.

PCC’s revenues were $2.6 billion in the second quarter and $5.2 billion in the first six months of 2019, increases of $32 million (1.2%) and $111 million (2.2%) compared to 2018. The increases reflected higher demand in aerospace markets in connection with new aircraft programs, partly offset by lower industrial gas turbine products sales and lower sales of certain pipe products, primarily attributable to U.S tariffs.

PCC’s pre-tax earnings increased 10.7% in the second quarter and 7.1% in the first six months of 2019 compared to 2018. The earnings increases reflected higher earnings from aerospace products and the impact of costs incurred in 2018 related to the temporary unplanned shutdown of certain metals facilities and metal press outages, partially offset by lower earnings from industrial gas turbine business. While demand for aerospace products continues to be relatively high, we have incurred incremental production and other costs to meet required deliveries to customers, which has negatively affected margins and earnings. However, we expect costs will gradually decline as we increase production capacity where needed and further improve processes and reduce inefficiencies.

Lubrizol’s revenues were $1.7 billion in the second quarter and $3.4 billion in the first six months of 2019, decreases of $76 million (4.3%) and $139 million (3.9%), respectively, as compared to 2018. The declines were primarily due to lower volumes and unfavorable foreign currency translation effects, partly offset by higher average selling prices, which were necessitated by raw material cost increases in 2018 and the first quarter of 2019. Lubrizol’s consolidated volume in the second quarter and first six months of 2019 declined 3% and 4%, respectively, from 2018, reflecting reduced volumes in both the Additives and Advanced Materials product lines.

Lubrizol’s pre-tax earnings decreased 1.3% in the second quarter and 3.2% in the first six months of 2019 compared to 2018. Earnings in the second quarter and first six months of 2019 were negatively affected by lower sales volumes, unfavorable foreign currency translation effects and increased operating expenses, which were partly offset by improved margins.

Marmon’s revenues were $2.16 billion in the second quarter and $4.15 billion in the first six months of 2019, increases of $59 million (2.8%) and $81 million (2.0%), respectively, as compared to 2018. The increases reflected higher volumes in the Retail Solutions and Electrical Products sectors, increased volumes in railcar repair services in the second quarter, increased volumes in the Transportation Products sector (primarily in the first quarter) and the effects of business acquisitions. These increases were  partly offset by lower distribution volumes in the Metals Services sector, unfavorable foreign currency translation effects and the divestiture of an aftermarket parts product line in the Food & Beverage sector in the second quarter of 2018.

Marmon’s pre-tax earnings in the second quarter and first six months of 2019 decreased $52 million (13.4%) and $62 million (8.9%), respectively, compared to 2018. Pre-tax earnings as a percentage of sales fell to 15.3% in the first six months of 2019 as compared to 17.1% in 2018. Pre-tax earnings in the 2018 periods included a gain of $44 million realized on the divestiture in the Food & Beverage sector. In 2019, we also experienced lower earnings attributable to lower rail tank car leasing rates coupled with higher rail tank car maintenance expenses in the Rail Products & Leasing sector and declines in the Metals Services and Industrial Products sectors, which were partially offset by earnings increases in the Water, Transportation Products and Retail Solutions sectors and from business acquisitions.

IMC’s revenues in the second quarter and first six months of 2019 declined 2.3% and 1.7%, respectively, versus the corresponding 2018 periods, reflecting increased revenues from recent business acquisitions, offset by unfavorable foreign currency translation effects of a stronger U.S. Dollar. IMC’s pre-tax earnings declined 10% in the first six months of 2019 versus 2018, attributable to increased average raw material costs, unfavorable foreign currency translation effects and changes in business mix.

CTB’s revenues in the second quarter and first six months of 2019 increased 4.2% and 4.1%, respectively, versus the same periods in 2018, primarily due to increased revenues from protein equipment and processing systems, partially offset by unfavorable foreign currency translation effects of a stronger U.S. Dollar. CTB’s pre-tax earnings in the second quarter and first six months of 2019 increased 41% and 29% versus 2018, primarily due to the revenue increases, moderation of average costs of certain raw materials, better pricing efficiency and ongoing efforts to control operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products

Revenues of the building products group were $5.4 billion in the second quarter and $9.9 billion in the first six months of 2019, increases of $519 million (10.7%) and $1.0 billion (11.2%), respectively, compared to second quarter and first six months of 2018. Pre-tax earnings of the group were $726 million in the second quarter and $1.2 billion in the first six months of 2019, increases of 11.9% and 10.2%, respectively, over 2018. Pre-tax earnings represented 12.2% and 12.3% of revenues in the first six months of 2019 and 2018, respectively.

Clayton Homes revenues were approximately $1.9 billion in the second quarter and $3.4 billion in the first six months of 2019, increases of $382 million (25%) and $689 million (25%), respectively, over the same periods in 2018. The comparative increases were primarily due to increased home sales of $346 million (31%) in the second quarter and $627 million (32%) year-to-date and a 7% year-to-date increase in interest income from lending activities. The sales increase reflected changes in sales mix. Unit sales of site built homes increased 142% in the second quarter and 148% in the first six months of 2019 over 2018, primarily due to business acquisitions, while manufactured homes sold at retail and wholesale declined 3% in the second quarter and 6% in the first six months of 2019. The increase in income from lending activities was attributable to increased average outstanding loan balances. As of June 30, 2019, aggregate loan balances outstanding were approximately $15.2 billion, compared to $14.2 billion as of June 30, 2018.

Pre-tax earnings of Clayton Homes were $282 million in the second quarter and $497 million in the first six months of 2019, increases of $48 million (20%) and $68 million (16%), respectively, compared to 2018. The increases were primarily attributable to home building activities, which reflected the increases in home sales. A significant part of Clayton Homes’ earnings derives from manufactured housing lending activities. Pre-tax earnings from lending and finance activities in the first six months of 2019 increased 2% compared to 2018, reflecting increased interest income and other financial services income, substantially offset by higher interest expense, attributable to higher average borrowings and interest rates, and to higher operating costs.

Aggregate revenues of our other building products businesses increased $138 million (4%) in the second quarter and $312 million (5%) in the first six months of 2019 versus 2018. These increases were primarily attributable to higher hard surface flooring products and roofing systems volumes and generally higher average prices, partly offset by lower carpet volumes. Additionally, the increases in average selling prices of these businesses were in response to rising raw material and other production costs over the past year.

Pre-tax earnings of the other building products businesses were $445 million in the second quarter and $711 million in the first six months of 2019, increases of 7%, respectively, over the corresponding 2018 periods. The ratio of pre-tax earnings to revenues in the first six months of 2019 was relatively unchanged compared to 2018. As previously noted, rising raw material and production cost increases prevailed over the past year. In particular, the cost increases for steel, titanium dioxide, and certain petrochemicals were significant. Over the first half of 2019, these cost increases moderated.

Consumer products

Consumer products revenues were $2.95 billion in the second quarter and $5.8 billion in the first six months of 2019, decreases of $276 million (8.6%) and $468 million (7.5%), respectively, versus 2018. Revenues in 2019 declined at Forest River, Duracell and the apparel and footwear businesses. Revenues of Forest River declined 11% in the second quarter and 13% in the first six months versus 2018, primarily attributable to lower unit sales. Revenues of Duracell declined 7% in the first six months of 2019 compared to the prior year period, primarily attributable to customers delaying orders to the third quarter of 2019, lower sales in certain foreign markets and the unfavorable effects of foreign currency translation. Apparel and footwear revenues in the second quarter and first six months of 2019 declined 7% and 1%, respectively, compared to 2018. The declines reflected the unexpected product shipping delays associated with a Brooks Sports distribution center that opened in the second quarter of 2019, which contributed to a 32% comparative decline in its second quarter revenues.

Consumer products pre-tax earnings were $249 million in the second quarter and $530 million in the first six months of 2019, decreases of $67 million (21.2%) and $78 million (12.8%), respectively, compared to 2018. Pre-tax earnings as a percentage of revenues for the first six months were 9.2% in 2019 and 9.7% in 2018. The declines in pre-tax earnings were primarily attributable to Forest River, Brooks Sports, and Duracell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	Second Quarter				First Six Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2019	2018	2019	2018	2019	2018	2019	2018
Service	$3,436	$3,378	$502	$533	$6,854	$6,551	$974	$948
Retailing	4,026	3,929	243	230	7,633	7,571	392	388
McLane Company	12,411	12,427	59	67	24,610	24,616	170	127
	$19,873	$19,734	$804	$830	$39,097	$38,738	$1,536	$1,463

Service

Our service business group offers fractional ownership programs for general aviation aircraft (NetJets) and high technology training to operators of aircraft (FlightSafety). We also distribute electronic components (TTI), franchise and service a network of quick service restaurants (Dairy Queen) and offer third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage). Other service businesses include transportation equipment leasing (XTRA) and furniture leasing (CORT), electronic news distribution, multimedia and regulatory filings (Business Wire), publication of newspapers and other publications (Buffalo News and the BH Media Group) and operation of a television station in Miami, Florida (WPLG).

Service group revenues were $3.44 billion in the second quarter and $6.85 billion in the first six months of 2019, increases of $58 million (1.7%) and $303 million (4.6%), respectively, as compared to 2018. Revenues of TTI increased 2.3% in the second quarter and 8.5% in the first six months of 2019, attributable to increased demand for electronic components in the first quarter and the effects of business acquisitions, partly offset by foreign currency translation effects of a stronger average U.S. Dollar. TTI’s revenues slowed considerably in the second quarter, attributable to reduced customer demand and lower sales prices. We currently believe demand and revenues in the third quarter of 2019 will be somewhat lower than in 2018.

The comparative increases in service revenues in 2019 also reflected modest increases at NetJets and our other leasing businesses and decreases in the media businesses and Charter Brokerage, which is curtailing a high revenue, low margin business. The increases in NetJets revenues were primarily due to increases in the number of aircraft on lease and flight hours.

Pre-tax earnings of the service group were $502 million in the second quarter of 2019, a decrease of $31 million (5.8%) compared to 2018, and $974 million in the first six months, an increase of $26 million (2.7%) over the first six months of 2018. Pre-tax earnings of the group as a percentage of revenues were 14.2% in the first six months of 2019 compared to 14.5% in 2018. The decline in earnings for the second quarter was primarily due to lower earnings from TTI, attributable to generally lower sales margins and increased operating expenses. The decrease was partly offset by increased earnings from NetJets, primarily attributable to increased revenues and improved operating margins. The year-to-date increase primarily reflected increased earnings from NetJets partly offset by lower earnings from TTI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailers include Berkshire Hathaway Automotive (“BHA”). BHA includes over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics.

Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Retailing group revenues were $4.0 billion in the second quarter and $7.6 billion in the first six months of 2019, increases of $97 million (2.5%) and $62 million (0.8%), respectively, compared to 2018. BHA’s revenues, which represented approximately 64% of our aggregate retailing revenues, increased 3.4% in the second quarter and 2.3% in the first six months of 2019, as compared to 2018. BHA’s revenue increases reflected year-to-date increases in pre-owned vehicle sales of 9% and revenues from finance and service contract activities and vehicle repair work of 7%, partly offset by a 3% reduction in new auto sales.

Revenues of our home furnishings businesses declined 3% in the first six months of 2019 versus 2018, attributable to soft consumer demand and unfavorable weather in certain regions. Revenues of See’s Candies increased 43% in the second quarter of 2019 and 3% in the first six months as compared to 2018, primarily attributable to the seasonal effects of the timing of the Easter holiday.

Retail group pre-tax earnings were $243 million in the second quarter and $392 million in the first six months of 2019, increases of 5.7% and 1.0%, respectively, over the comparable 2018 periods. Comparative pre-tax earnings of BHA increased 20% in the second quarter and 26% in the first six months of 2019, primarily due to finance and service contract activities and increased investment income, partly offset by higher floorplan interest expense.

Pre-tax earnings in the first six months of 2019 from our home furnishings businesses declined 23% versus 2018, reflecting lower revenues and generally higher operating expenses. Pre-tax earnings of See’s Candies increased in the second quarter of 2019 compared to 2018, attributable to the revenue increase previously noted.

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

Revenues were $12.4 billion in the second quarter and $24.6 billion in the first six months of 2019, relatively unchanged from the corresponding 2018 periods. Revenues in the first six months of 2019 included a 2% decrease in grocery sales and a 4% increase in foodservice sales as compared to 2018. Pre-tax earnings were $59 million in the second quarter, a decrease of $8 million (12%) compared to 2018 and $170 million in the first six months of 2019, an increase of $43 million (34%) over 2018. Earnings in the second quarter of 2019 were reduced by an increase in LIFO inventory valuation allowances, which partially offset the effects of lower LIFO inventory valuation allowances in the first quarter. Results in 2019 also included increased average gross sales margins, partly offset by increased operating expenses, which were primarily employee-related costs. McLane continues to operate in an intensely competitive business environment, which is negatively affecting its current operating results and contributing to low operating margin rates. We expect these operating conditions will continue over the remainder of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and Derivative Gains/Losses

A summary of investment and derivative gains/losses follows (dollars in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Investment gains (losses)	$9,835	$5,990	$29,387	$(1,819)
Derivative gains (losses)	213	372	983	166
Gains (losses) before income taxes and noncontrolling interests	10,048	6,362	30,370	(1,653)
Income taxes and noncontrolling interests	2,114	1,244	6,330	(345)
Net gains (losses)	$7,934	$5,118	$24,040	$(1,308)
Effective income tax rate	21.0%	19.9%	20.8%	18.3%

Investment gains/losses

Due to a new accounting pronouncement adopted as of January 1, 2018, pre-tax investment gains/losses reported in earnings include unrealized gains and losses arising from changes in market prices of investments in equity securities. Pre-tax investment gains included net unrealized gains of approximately $9.8 billion in the second quarter and $29.2 billion in the first six months of 2019 attributable to equity securities we still held at June 30, 2019. By comparison, we recorded pre-tax investment gains of approximately $5.6 billion in the second quarter and pre-tax losses of approximately $2.1 billion in the first six months of 2018 with respect to equity securities we still held at June 30, 2018.

Prior to 2018, investment gains/losses on equity securities were recorded when securities were sold based on the cost of the disposed securities. While the new accounting standard does not change the effect on our consolidated shareholders’ equity or total comprehensive income, it has significantly increased the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Investment gains/losses from periodic changes in securities prices will continue to cause significant volatility in our consolidated earnings.

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

Derivative gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities. These liabilities relate to contracts entered into before March 2008. Substantially all of these contracts will expire between August 2019 and February 2023. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant, reflecting the volatility of underlying equity markets and the changes in the inputs used to measure such liabilities.

As of June 30, 2019, the intrinsic value of our equity index put option contracts was $791 million and our recorded liabilities at fair value were $1.47 billion. Our ultimate payment obligations, if any, under our contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts. Contracts with an aggregate notional value of $2.2 billion expired in the second quarter of 2019. Contracts with an aggregate notional value of $10.0 billion will expire over the remainder of 2019. There were no settlement payments required with respect to the contracts that expired in 2019.

Pre-tax gains from equity index put option contracts were $213 million in the second quarter and $983 million in the first six months of 2019 compared to pre-tax gains of $372 million in the second quarter and $166 million in the first six months of 2018. The gains in 2019 were primarily due to higher equity index values and shorter average remaining contract durations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

A summary of after-tax other earnings/losses follows (in millions).

	Second Quarter		First Six Months
	2019	2018	2019	2018
Equity method earnings	$131	$285	$297	$625
Acquisition accounting expenses	(188)	(220)	(380)	(438)
Corporate interest expense, before foreign currency effects	(72)	(82)	(146)	(159)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(87)	323	47	160
Income tax expense adjustment	—	—	(377)	—
Other	204	126	418	256
Net earnings (losses) attributable to Berkshire Hathaway shareholders	$(12)	$432	$(141)	$444

After-tax equity method earnings include Berkshire’s share of earnings attributable to Kraft Heinz, Pilot Flying J, Berkadia and Electric Transmission of Texas. As discussed in Note 5 to the accompanying unaudited interim Consolidated Financial Statements, financial statements of Kraft Heinz for the first and second quarters of 2019 were not made available to us. Accordingly, our consolidated financial statements do not include our share of Kraft Heinz’s earnings for those periods. After-tax equity method earnings related to our Kraft Heinz investment were $187 million in the second quarter and $421 million in the first six months of 2018.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization or impairment of intangible assets recorded in connection with those business acquisitions.

The aggregate par amount of Berkshire’s outstanding Euro denominated debt was €6.85 billion during the first six months of 2019 and 2018. In addition, BHFC issued debt of £1.75 billion par amount on June 19, 2019. Changes in foreign currency exchange rates produced non-cash unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars.

The income tax expense adjustment in the first six months of 2019 relates to investments that we made between 2015 and 2018 in certain tax equity investment funds. Our investments in these funds aggregated approximately $340 million. In December 2018 and during the first quarter of 2019, we learned of allegations by federal authorities of fraudulent income conduct by the sponsor of these funds. As a result of our investigation into these allegations, we now believe that it is more likely than not that the income tax benefits that we recognized are not valid.

Financial Condition

Our consolidated balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2019 was $382.5 billion, an increase of $33.8 billion since December 31, 2018. Net earnings attributable to Berkshire shareholders in the first six months of 2019 were $35.7 billion, which included after-tax gains on our investments of approximately $23.3 billion, which was primarily due to increases in market prices of the equity securities we owned at June 30, 2019.

At June 30, 2019, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $119.1 billion, which included $93.9 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $220.5 billion.

Berkshire parent company debt outstanding at June 30, 2019 was $16.8 billion, relatively unchanged since December 31, 2018. Berkshire parent company debt of $750 million matures in August 2019.

Berkshire’s insurance and other subsidiary outstanding borrowings were $19.2 billion at June 30, 2019, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of $12.1 billion. BHFC’s borrowings are used to fund loans originated and acquired by Clayton Homes and a portion of assets held for lease by our UTLX railcar leasing business. In the first quarter of 2019, BHFC repaid $2.7 billion of maturing senior notes and issued $2.0 billion of 4.25% senior notes due in 2049. In June 2019, BHFC also issued £1.0 billion of 2.375% senior notes due in 2039 and £750 million of 2.625% senior notes due in 2059. BHFC senior notes of $1.25 billion will mature in August 2019. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first six months of 2019 were $4.3 billion and we forecast additional capital expenditures of approximately $7.0 billion over the remainder of 2019.

BNSF’s outstanding debt was $23.2 billion as of June 30, 2019, which was substantially unchanged since December 31, 2018. BNSF debentures of $750 million will mature in October 2019. In July 2019, BNSF issued $825 million of 3.55% senior unsecured debentures due in 2050. Outstanding borrowings of BHE and its subsidiaries were $40.7 billion at June 30, 2019, an increase of $1.4 billion since December 31, 2018. In the first six months of 2019, BHE and its subsidiaries issued debt aggregating $3.4 billion with maturity dates ranging from 2029 to 2050 and repaid approximately $1.7 billion of maturing term debt. The proceeds from these financings were used to repay borrowings, to fund capital expenditures and for other general corporate purposes. BHE subsidiary term debt of $427 million will mature over the remainder of 2019. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Berkshire’s common stock repurchase program was amended on July 17, 2018, permitting Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. In the first six months of 2019, Berkshire repurchased shares of Class A and B common stock for an aggregate cost of $2.1 billion.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertaining to the acquisition of goods or services in the future are not currently reflected in the financial statements, which will be recognized in future periods as the goods are delivered or services are provided. Beginning in 2019, operating lease obligations are included in the consolidated balance sheet due to the adoption of a new accounting pronouncement. The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet.

As disclosed in Note 23 to the accompanying Interim Consolidated Financial Statements, we are committed to invest $10 billion in newly issued preferred stock and common stock warrants of Occidental Petroleum Corporation, subject to the completion of its pending acquisition of Anadarko Petroleum Corporation. In the first six months of 2019, Berkshire subsidiaries issued new term debt. Principal and interest payments associated with these new borrowings are expected as follows: 2019-$121 million; 2020-2021-$541 million; 2022-2023-$541 million; and thereafter-$13.4 billion.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2019 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of June 30, 2019 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $112.3 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2019 includes goodwill of acquired businesses of $81.3 billion. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2018. Although we believe that the goodwill reflected in the Consolidated Balance Sheet is not impaired, goodwill may subsequently become impaired due to changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2019, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Part II Other Information

Item 1. Legal Proceedings

Berkshire and its subsidiaries are parties in a variety of legal actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our consolidated financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2018 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

For several years, Berkshire had a common stock repurchase program, which permitted Berkshire to repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. On July 17, 2018, Berkshire’s Board of Directors authorized an amendment to the program, permitting Berkshire to repurchase shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the second quarter of 2019 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
April 1 through April 10:
Class A common stock	226	$305,872.16	226	*

May 28 through May 31:
Class B common stock	1,032,233	$198.90	1,032,233	*

June 3 through June 26:
Class A common stock	55	$311,292.99	55	*
Class B common stock	733,907	$205.16	733,907	*

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

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

3(i)	Restated Certificate of Incorporation Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on August 4, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 3, 2019	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer