Form 10-Q
period 2020-03-31
BERKSHIRE HATHAWAY INC
filed 2020-05-04
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Class A Common Stock

Class B Common Stock

0.750% Senior Notes due 2023

1.125% Senior Notes due 2027

1.625% Senior Notes due 2035

1.300% Senior Notes due 2024

2.150% Senior Notes due 2028

0.250% Senior Notes due 2021

0.625% Senior Notes due 2023

0.000% Senior Notes due 2025

2.375% Senior Notes due 2039

2.625% Senior Notes due 2059

BRK.A BRK.B BRK23 BRK27 BRK35 BRK24 BRK28 BRK21 BRK23A BRK25 BRK39 BRK59

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 23, 2020:

Class A —	692,885
Class B —	1,390,707,370

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$38,717	$61,151
Short-term investments in U.S. Treasury Bills	94,623	63,822
Investments in fixed maturity securities	17,923	18,685
Investments in equity securities	180,782	248,027
Equity method investments	17,483	17,505
Loans and finance receivables	17,660	17,527
Other receivables	34,720	32,418
Inventories	20,172	19,852
Property, plant and equipment	21,258	21,438
Equipment held for lease	14,899	15,065
Goodwill	56,990	57,052
Other intangible assets	30,693	31,051
Deferred charges under retroactive reinsurance contracts	13,488	13,747
Other	13,593	13,232
	573,001	630,572
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,923	3,024
Receivables	3,237	3,417
Property, plant and equipment	137,264	137,838
Goodwill	24,669	24,830
Regulatory assets	2,963	2,881
Other	15,391	15,167
	187,447	187,157
	$760,448	$817,729

*	Cash and cash equivalents included U.S. Treasury Bills with maturities of three months or less when purchased of $19.6 billion at March 31, 2020 and $37.1 billion at December 31, 2019.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$73,362	$73,019
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	42,269	42,441
Unearned premiums	21,718	19,782
Life, annuity and health insurance benefits	20,193	20,155
Other policyholder liabilities	7,753	7,723
Accounts payable, accruals and other liabilities	25,565	27,611
Payable for purchase of U.S. Treasury Bills	8,630	—
Derivative contract liabilities	2,361	968
Aircraft repurchase liabilities and unearned lease revenues	5,291	5,281
Notes payable and other borrowings	37,486	37,590
	244,628	234,570
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	14,049	14,708
Regulatory liabilities	7,218	7,311
Notes payable and other borrowings	66,747	65,778
	88,014	87,797
Income taxes, principally deferred	52,571	66,799
Total liabilities	385,213	389,166
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,619	35,658
Accumulated other comprehensive income	(6,721)	(5,243)
Retained earnings	352,359	402,493
Treasury stock, at cost	(9,700)	(8,125)
Berkshire Hathaway shareholders’ equity	371,565	424,791
Noncontrolling interests	3,670	3,772
Total shareholders’ equity	375,235	428,563
	$760,448	$817,729

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2020	2019
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$15,748	$14,319
Sales and service revenues	31,926	32,409
Leasing revenues	1,428	1,436
Interest, dividend and other investment income	2,276	2,117
	51,378	50,281
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,380	5,725
Energy operating revenues	3,634	3,825
Service revenues and other income	873	847
	9,887	10,397
Total revenues	61,265	60,678

Investment and derivative contract gains (losses)	(70,275)	20,322

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	10,979	10,174
Life, annuity and health insurance benefits	1,383	904
Insurance underwriting expenses	2,924	2,756
Cost of sales and services	25,392	25,767
Cost of leasing	1,002	1,020
Selling, general and administrative expenses	4,471	4,432
Interest expense	296	262
	46,447	45,315
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,593	3,982
Utilities and energy cost of sales and other expenses	2,722	2,842
Other expenses	849	653
Interest expense	728	729
	7,892	8,206
Total costs and expenses	54,339	53,521
Earnings (loss) before income taxes and equity method earnings	(63,349)	27,479
Equity method earnings	300	168
Earnings (loss) before income taxes	(63,049)	27,647
Income tax expense (benefit)	(13,352)	5,915
Net earnings (loss)	(49,697)	21,732
Earnings attributable to noncontrolling interests	49	71
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(49,746)	$21,661
Net earnings (loss) per average equivalent Class A share	$(30,653)	$13,209
Net earnings (loss) per average equivalent Class B share*	$(20.44)	$8.81
Average equivalent Class A shares outstanding	1,622,889	1,639,821
Average equivalent Class B shares outstanding	2,434,333,367	2,459,731,886

*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2020	2019
	(Unaudited)
Net earnings (loss)	$(49,697)	$21,732
Other comprehensive income:
Unrealized appreciation of investments	(180)	122
Applicable income taxes	41	(28)
Foreign currency translation	(1,454)	183
Applicable income taxes	47	(3)
Defined benefit pension plans	95	66
Applicable income taxes	(21)	(17)
Other, net	(59)	(13)
Other comprehensive income, net	(1,531)	310
Comprehensive income	(51,228)	22,042
Comprehensive income attributable to noncontrolling interests	(4)	93
Comprehensive income attributable to Berkshire Hathaway shareholders	$(51,224)	$21,949

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2018	$35,715	$(5,015)	$321,112	$(3,109)	$3,797	$352,500
Net earnings	—	—	21,661	—	71	21,732
Other comprehensive income, net	—	288	—	—	22	310
Issuance (acquisition) of common stock	13	—	—	(1,690)	—	(1,677)
Transactions with noncontrolling interests	(98)	—	—	—	(176)	(274)
Balance at March 31, 2019	$35,630	$(4,727)	$342,773	$(4,799)	$3,714	$372,591

Balance at December 31, 2019	$35,666	$(5,243)	$402,493	$(8,125)	$3,772	$428,563
Net earnings (loss)	—	—	(49,746)	—	49	(49,697)
Adoption of new accounting pronouncement	—	—	(388)	—	—	(388)
Other comprehensive income, net	—	(1,478)	—	—	(53)	(1,531)
Issuance (acquisition) of common stock	—	—	—	(1,575)	—	(1,575)
Transactions with noncontrolling interests	(39)	—	—	—	(98)	(137)
Balance at March 31, 2020	$35,627	$(6,721)	$352,359	$(9,700)	$3,670	$375,235

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(49,697)	$21,732
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment (gains) losses	68,882	(19,552)
Depreciation and amortization	2,585	2,417
Other	(566)	(469)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	583	778
Deferred charges reinsurance assumed	260	273
Unearned premiums	2,006	2,054
Receivables and originated loans	(2,083)	(2,237)
Other assets	(1,140)	(990)
Other liabilities	17	(1,800)
Income taxes	(14,049)	5,371
Net cash flows from operating activities	6,798	7,577
Cash flows from investing activities:
Purchases of equity securities	(4,003)	(1,527)
Sales and redemptions of equity securities	2,166	2,063
Purchases of U.S. Treasury Bills and fixed maturity securities	(31,551)	(30,918)
Sales of U.S. Treasury Bills and fixed maturity securities	5,328	2,334
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	3,694	21,114
Purchases of loans and finance receivables	(595)	(14)
Collections of loans and finance receivables	70	93
Acquisitions of businesses, net of cash acquired	(26)	(262)
Purchases of property, plant and equipment and equipment held for lease	(2,968)	(3,151)
Other	81	67
Net cash flows from investing activities	(27,804)	(10,201)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,613	1,996
Repayments of borrowings of insurance and other businesses	(1,502)	(2,811)
Proceeds from borrowings of railroad, utilities and energy businesses	4,324	2,945
Repayments of borrowings of railroad, utilities and energy businesses	(1,748)	(1,431)
Changes in short term borrowings, net	(1,133)	(503)
Acquisition of treasury stock	(1,741)	(1,585)
Other	(159)	(289)
Net cash flows from financing activities	(346)	(1,678)
Effects of foreign currency exchange rate changes	(184)	15
Increase (decrease) in cash and cash equivalents and restricted cash	(21,536)	(4,287)
Cash and cash equivalents and restricted cash at beginning of year	64,632	30,811
Cash and cash equivalents and restricted cash at end of first quarter *	$43,096	$26,524
* Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$61,151	$27,749
Railroad, Utilities and Energy	3,024	2,612
Restricted cash, included in other assets	457	450
	$64,632	$30,811
End of first quarter—
Insurance and Other	$38,717	$22,487
Railroad, Utilities and Energy	3,923	3,652
Restricted cash, included in other assets	456	385
	$43,096	$26,524

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes, the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”), which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Changes to those policies due to the adoption of new accounting standards are described in Note 2.

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Given the size of our equity security investment portfolio, changes in market prices and the related changes in unrealized gains on equity securities will produce significant volatility in our interim and annual earnings. In addition, changes in the fair values of certain derivative contract liabilities and gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies can cause significant variations in periodic net earnings.

The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March and will likely adversely affect nearly all of our operations in the second quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the nature and duration of the curtailment or closure of our various facilities and the long-term effect on the demand for our products and services. Accordingly, significant estimates used in the preparation of our financial statements including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts may be subject to significant adjustments in future periods.

Note 2. New Accounting Pronouncements

We adopted Accounting Standards Codification (“ASC”) 326 “Financial Instruments-Credit Losses” on January 1, 2020. ASC 326 provides for the measurement of expected credit losses on financial assets that are carried at amortized cost based on the net amounts expected to be collected. Measurements of expected credit losses therefore include provisions for non-collection, whether the risk is probable or remote. Prior to the adoption of ASC 326, credit losses were measured when non-collection was considered probable based on the prevailing facts and circumstances. We elected to not measure an allowance for expected credit losses on accrued interest and instead reverse uncollectible accrued interest through interest income on a timely basis.

Upon adoption of ASC 326, we recorded a charge to retained earnings of $388 million representing the cumulative after-tax increase in our allowances for credit losses, which was primarily related to our manufactured housing loans. Expected credit losses for such financial assets are based on the net present value of future principal payments less estimated expenses related to the charge-off and foreclosure of expected uncollectible loans and include provisions for loans that are non-performing or in foreclosure. Our principal credit quality indicator is whether the loans are performing. Expected credit loss estimates consider historical default rates, collateral recovery rates, historical runoff rates, interest rates, reductions of future cash flows for modified loans, the historical time elapsed from last payment until foreclosure, among other matters. In addition, our estimates consider current conditions and reasonable and supportable forecasts.

Notes to Consolidated Financial Statements (Continued)

Note 2. New Accounting Pronouncements (Continued)

Trade receivables, insurance premium receivables and other receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination. In establishing credit loss allowances for such receivables, we primarily utilize credit loss history. However, credit loss allowances may be adjusted as a result of current conditions and when we expect reasonable and supportable forecasts to deviate from historical experience. In evaluating expected credit losses of reinsurance recoverables on unpaid losses, we review the credit quality of the counterparty and consider credit ratings, right-of-offset provisions within reinsurance contracts and other forms of credit enhancement including, collateral, funds held arrangements, guarantees and other publicly available information.

We adopted ASU 2017-04 “Simplifying the Test for Goodwill Impairment” as of January 1, 2020. Under ASU 2017-04, the measurement of a goodwill impairment is represented by the excess of the carrying value over the fair value of the reporting unit and is limited to the carrying value of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after its adoption date.

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

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of March 31, 2020 and December 31, 2019 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
U.S. Treasury, U.S. government corporations and agencies	$3,314	$85	$—	$3,399
Foreign governments	8,126	75	(47)	8,154
Corporate bonds	5,536	317	(67)	5,786
Other	515	72	(3)	584
	$17,491	$549	$(117)	$17,923
December 31, 2019
U.S. Treasury, U.S. government corporations and agencies	$3,054	$37	$(1)	$3,090
Foreign governments	8,584	63	(9)	8,638
Corporate bonds	5,896	459	(3)	6,352
Other	539	67	(1)	605
	$18,073	$626	$(14)	$18,685

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2020, approximately 88% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2020 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,774	$9,579	$332	$425	$381	$17,491
Fair value	6,761	9,667	365	685	445	17,923

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities

Investments in equity securities as of March 31, 2020 and December 31, 2019 are summarized based on the primary industry of the investee in the tables below (in millions).

	Cost Basis	Net Unrealized Gains/(losses)	Fair Value
March 31, 2020*
Banks, insurance and finance	$40,845	$22,046	$62,891
Consumer products	38,887	45,713	84,600
Commercial, industrial and other	33,517	(226)	33,291
	$113,249	$67,533	$180,782

*

Approximately 69% of the aggregate fair value was concentrated in five companies (American Express Company – $13.0 billion; Apple Inc. – $63.8 billion; Bank of America Corporation – $20.2 billion; The Coca-Cola Company – $17.7 billion and Wells Fargo & Company – $9.9 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2019*
Banks, insurance and finance	$40,419	$61,976	$102,395
Consumer products	38,887	60,747	99,634
Commercial, industrial and other	31,034	14,964	45,998
	$110,340	$137,687	$248,027

*

Approximately 67% of the aggregate fair value was concentrated in five companies (American Express Company – $18.9 billion; Apple Inc. – $73.7 billion; Bank of America Corporation – $33.4 billion; The Coca-Cola Company – $22.1 billion and Wells Fargo & Company – $18.6 billion).

On August 8, 2019, Berkshire invested a total of $10 billion in Occidental Corporation (“Occidental”) newly issued Occidental Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion, and warrants to purchase up to 80 million shares of Occidental common stock at an exercise price of $62.50 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing on the tenth anniversary of issuance at a redemption price equal to 105% of the liquidation preference plus any accumulated and unpaid dividends, or mandatorily under certain specified capital return events. Dividends on the preferred stock may be paid in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock. Our investments in Occidental are included in the commercial, industrial and other category in the preceding tables.

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

Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $8.1 billion at March 31, 2020 and $10.5 billion at December 31, 2019. The carrying value of our investment was approximately $13.6 billion at March 31, 2020 and $13.8 billion at December 31, 2019.

As disclosed in Berkshire’s Form 10-Qs for the first three quarters of 2019, Kraft Heinz’s financial statements for the first and second quarters of 2019 were not available until August 13, 2019 when Kraft Heinz filed financial statements for those periods with the Securities and Exchange Commission. Thus, Berkshire did not record equity method earnings attributable to Kraft Heinz for each of those periods until our third quarter of 2019.   Our equity method earnings for the first quarter of 2020 were $101 million.  We received dividends on the common stock of $130 million in each of the first quarters of 2020 and 2019, which were recorded as reductions to the carrying value of our investment.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

As of March 31, 2020, the carrying value of our investment in Kraft Heinz exceeded the fair value based on the quoted market price by $5.5 billion (40.4%). In light of that fact, we evaluated our investment in Kraft Heinz for impairment. We utilize no bright-line tests in such evaluations. Based on the available facts and information regarding the operating results of Kraft Heinz, our ability and intent to hold the investment until recovery, the relative amount of the decline, and the length of time that fair value was less than carrying value, we concluded that recognition of an impairment loss in earnings was not required. However, we will continue to monitor this investment and it is possible that an impairment loss will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	March 28, 2020	December 28, 2019
Assets	$104,073	$101,450
Liabilities	52,949	49,701

	First Quarter
	2020	2019
Sales	$6,157	$5,959
Net earnings attributable to Kraft Heinz common shareholders	378	405

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”), and Electric Transmission Texas, LLC (“ETT”). The carrying value of our investments in these entities was approximately $3.9 billion as of March 31, 2020 and $3.7 billion as of December 31, 2019. Our equity method earnings from these entities in the first quarter were $199 million in 2020 and $167 million in 2019. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. On March 31, 2020, Berkadia’s commercial paper outstanding was $1.47 billion. The commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. In addition, a Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest.

In 2017, we acquired a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot is one of the largest operators of travel centers in North America, supplying more than 11 billion gallons of fuel per year via more than 900 retail and fueling locations across 44 U.S. states and 6 Canadian provinces. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire in 2023 an additional 41.4% interest in Pilot with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Notes to Consolidated Financial Statements (Continued)

Note 6. Investment gains/losses

Investment gains/losses in the first quarter of 2020 and 2019 are summarized as follows (in millions).

	First Quarter
	2020	2019
Equity securities:
Unrealized investment gains (losses) on securities held at the end of the period	$(68,482)	$19,393
Investment gains (losses) during the period	(410)	161
	(68,892)	19,554
Fixed maturity securities:
Gross realized gains	16	5
Gross realized losses	(6)	(10)
Other	—	3
	$(68,882)	$19,552

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own. The investment losses in the first quarter of 2020 were predominantly related to a significant decline in equity securities prices on securities we held at March 31, 2020.

In the first three months of 2020 and 2019, as reflected in the Consolidated Statements of Cash Flows, we received proceeds of approximately $2.2 billion and $2.1 billion, respectively, from sales of equity securities. In the preceding table, investment gains/losses on equity securities sold in each period reflect the difference between proceeds from sales and the fair value of the equity securities sold at the beginning of the period or the purchase date, if later. Our taxable gains on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable gains in the first quarter of 2020 and 2019 were $1,211 million and $518 million, respectively.

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2020	December 31, 2019
Loans and finance receivables before allowances and discounts	$18,867	$18,199
Allowances for credit losses	(702)	(167)
Unamortized acquisition discounts and points	(505)	(505)
	$17,660	$17,527

Loans and finance receivables are principally installment loans originated or acquired by our manufactured housing business. The changes in the allowance for credit losses for each of the first three months of 2020 and 2019 follows (in millions).

	2020	2019
Balance - beginning of year:	$167	$177
Adoption of ASC 326	486	—
Provision for credit losses	86	32
Charge-offs, net of recoveries	(37)	(33)
Balance - March 31:	$702	$176

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables (Continued)

As of March 31, 2020, approximately 99% of the manufactured housing loan balances were evaluated collectively for impairment, with the remainder evaluated individually. As of March 31, 2020, we considered approximately 97% of the loan balances to be current as to payment status. Manufactured housing loan balances before discounts and allowances designated as performing or non-performing are presented below by year of loan origination as of March 31, 2020 (in millions).

	Loans and Financing Receivables by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Performing	$1,401	$2,719	$2,081	$1,547	$1,375	$7,445	$16,568
Non-performing	8	3	8	9	16	79	123
Total	$1,409	$2,722	$2,089	$1,556	$1,391	$7,524	$16,691

We are party to an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which matures on July 31, 2023. The outstanding loans under the facility were approximately $1.6 billion as of both March 31, 2020 and December 31, 2019. This loan is secured by mortgages on real estate properties. In the first quarter of 2020, we provided a loan of $576 million to Lee Enterprises, Inc. in connection with its acquisition of our newspaper operations and the repayment of its then outstanding credit facilities. We are the sole lender to each of these entities and each of these loans is current as to payment status.

Note 8. Other receivables

Other receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2020	December 31, 2019
Insurance premiums receivable	$14,699	$13,379
Reinsurance recoverable on unpaid losses	2,890	2,855
Trade receivables	12,512	12,275
Other	5,208	4,327
Allowances for credit losses	(589)	(418)
	$34,720	$32,418

Receivables of railroad and utilities and energy businesses are comprised of the following (in millions).

	March 31, 2020	December 31, 2019
Trade receivables	$2,970	$3,120
Other	367	388
Allowances for credit losses	(100)	(91)
	$3,237	$3,417

Provisions for credit losses on receivables summarized in the preceding tables were $211 million in the first quarter of 2020. Trade receivables of utility and energy businesses included unbilled revenue of $550 million and $638 million as of March 31, 2020 and December 31, 2019, respectively.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2020	December 31, 2019
Raw materials	$4,598	$4,492
Work in process and other	2,751	2,700
Finished manufactured goods	5,011	4,821
Goods acquired for resale	7,812	7,839
	$20,172	$19,852

Notes to Consolidated Financial Statements (Continued)

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2020	December 31, 2019
Land, buildings and improvements	$13,277	$13,259
Machinery and equipment	24,231	24,285
Furniture, fixtures and other	4,650	4,666
	42,158	42,210
Accumulated depreciation	(20,900)	(20,772)
	$21,258	$21,438

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2020	December 31, 2019
Railroad:
Land, track structure and other roadway	$62,643	$62,404
Locomotives, freight cars and other equipment	13,382	13,482
Construction in progress	773	748
	76,798	76,634
Accumulated depreciation	(12,198)	(12,101)
	64,600	64,533
Utilities and energy:
Utility generation, transmission and distribution systems	80,530	81,127
Interstate natural gas pipeline assets	8,181	8,165
Independent power plants and other assets	8,792	8,817
Construction in progress	3,819	3,732
	101,322	101,841
Accumulated depreciation	(28,658)	(28,536)
	72,664	73,305
	$137,264	$137,838

Depreciation expense for the first quarter of 2020 and 2019 is summarized below (in millions).

	First Quarter
	2020	2019
Insurance and other	$570	$542
Railroad, utilities and energy	1,398	1,256
	$1,968	$1,798

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2020	December 31, 2019
Railcars	$9,269	$9,260
Aircraft	8,022	8,093
Other equipment held for lease	4,837	4,862
	22,128	22,215
Accumulated depreciation	(7,229)	(7,150)
	$14,899	$15,065

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease (Continued)

Depreciation expense for equipment held for lease in the first quarter was $292 million in 2020 and $286 million in 2019. Operating lease revenues by type for the first quarter of 2020 and 2019 were as follows (in millions).

	Fixed lease revenue	Variable lease revenue	Total
First quarter 2020	$1,096	$332	$1,428
First quarter 2019	1,074	362	1,436

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first quarter of 2020 and for the year ended December 31, 2019 follows (in millions).

	March 31, 2020	December 31, 2019
Balance at beginning of year	$81,882	$81,025
Acquisitions of businesses	15	890
Other, including foreign currency translation	(238)	(33)
Balance at end of period	$81,659	$81,882

Other intangible assets and related accumulated amortization are summarized as follows (in millions).

	March 31, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other:
Trademarks and trade names	$5,283	$764	$5,286	$759
Patents and technology	4,591	3,096	4,560	3,032
Customer relationships	27,820	5,137	27,943	5,025
Other	3,291	1,295	3,364	1,286
	$40,985	$10,292	$41,153	$10,102

Railroad, utilities and energy:
Trademarks and trade names	$212	$27	$212	$26
Customer relationships	678	333	678	324
Other	113	59	113	58
	$1,003	$419	$1,003	$408

Intangible asset amortization expense in the first quarter was $325 million in 2020 and $333 million in 2019. Intangible assets with indefinite lives were $19.0 billion as of March 31, 2020 and December 31, 2019 and primarily related to certain customer relationships and trademarks and trade names.

Note 13. Derivative contracts

We are party to derivative contracts through certain of our subsidiaries. The most significant derivative contracts consist of equity index put option contracts. The liabilities and related notional values of these contracts follows (in millions).

	Liabilities	Notional Value
March 31, 2020	$2,361	$14,171
December 31, 2019	968	14,385

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. Notional value in the preceding table represents the aggregate undiscounted amounts payable assuming the value of each index is zero at each contract’s expiration date. Certain contracts are denominated in foreign currencies and the related notional amounts are based on the foreign currency exchange rates as of the balance sheet date. We recorded pre-tax losses on these contracts of $1,393 million in the first quarter of 2020 and pre-tax gains of $770 million in the first quarter of 2019. The losses in the first quarter of 2020 reflected declines of 20% to 25% in index values between December 31, 2019 and March 31, 2020, with the declines concentrated in the last six weeks of the quarter.

Substantially all open contracts as of March 31, 2020 will expire by February 2023. The weighted average life of unexpired contracts at March 31, 2020 was approximately 1.5 years.  Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the expiration date. We received aggregate premiums of $2.5 billion on the contract inception dates with respect to unexpired contracts as of March 31, 2020 and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $2.0 billion at March 31, 2020 and $397 million at December 31, 2019. These contracts may not be unilaterally terminated or fully settled before the expiration dates and the ultimate amount of cash basis gains or losses on these contracts will not be determined until the contract expiration dates.

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

Note 14. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 15), for each of the three months ending March 31, 2020 and 2019 follows (in millions).

	2020	2019
Balances – beginning of year:
Gross liabilities	$73,019	$68,458
Reinsurance recoverable on unpaid losses	(2,855)	(3,060)
Net liabilities	70,164	65,398
Incurred losses and loss adjustment expenses:
Current accident year events	10,896	9,787
Prior accident years’ events	(200)	112
Total incurred losses and loss adjustment expenses	10,696	9,899
Paid losses and loss adjustment expenses:
Current accident year events	(3,175)	(3,123)
Prior accident years’ events	(6,841)	(5,884)
Total payments	(10,016)	(9,007)
Foreign currency translation adjustment	(372)	81
Balances – March 31:
Net liabilities	70,472	66,371
Reinsurance recoverable on unpaid losses	2,890	3,164
Gross liabilities	$73,362	$69,535

Incurred losses and loss adjustment expenses in the preceding table were recorded in earnings in each period and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). We recorded a net reduction of estimated ultimate liabilities for prior accident years of $200 million in 2020 compared to a net increase of $112 million in 2019 which produced a corresponding reduction and increase, respectively, in incurred losses and loss adjustment expenses. These reductions/increases, as percentages of the net liabilities at the beginning of each year, were 0.3% in 2020 and 0.2% in 2019.

Notes to Consolidated Financial Statements (Continued)

Note 14. Unpaid losses and loss adjustment expenses (Continued)

Estimated ultimate liabilities for prior years’ loss events related to primary insurance were reduced by $172 million in 2020 and $100 million in 2019. The decrease in 2020 was primarily attributable to lower than anticipated private passenger automobile and medical professional liability claims. The decrease in 2019 primarily derived from private passenger automobile, medical professional liability and workers’ compensation claims partially offset by higher other liability losses. Estimated ultimate liabilities for prior years’ loss events related to property and casualty reinsurance were reduced by $28 million in 2020 and increased by $212 million in 2019.

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract inception date or, when applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the three months ending March 31, 2020 and 2019 follows (in millions).

	2020		2019
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances – beginning of year:	$42,441	$(13,747)	$41,834	$(14,104)
Incurred losses and loss adjustment expenses
Current year contracts	—	—	—	—
Prior years’ contracts	24	259	2	273
Total	24	259	2	273
Paid losses and loss adjustment expenses	(196)	—	(203)	—
Balances – March 31:	$42,269	$(13,488)	$41,633	$(13,831)
Incurred losses and loss adjustment expenses, net of deferred charges	$283		$275

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts. Incurred losses and loss adjustment expenses in the first quarter related to contracts written in prior years were $283 million in 2020 and $275 million in 2019. Such losses reflected the recurring amortization of deferred charges and the effects of changes in the timing and amount of projected future loss payments.

Berkshire’s subsidiary, National Indemnity Company (“NICO”), is party to a contract with various subsidiaries of American International Group, Inc. (collectively, “AIG”), in which NICO’s ultimate liability is contractually limited to $20 billion. Our estimated ultimate claim liabilities with respect to the AIG contract at both March 31, 2020 and December 31, 2019 were $18.2 billion. Deferred charge assets related to the AIG contract were approximately $6.1 billion at March 31, 2020 and $6.3 billion at December 31, 2019.

Note 16. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2020.

	Weighted Average Interest Rate	March 31, 2020	December 31, 2019
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2020-2047	3.2%	$8,328	$8,324
Euro denominated due 2021-2035	1.0%	7,513	7,641
Japanese Yen denominated due 2024-2049	0.5%	3,978	3,938
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2020-2049	4.1%	8,828	8,679
Great Britain Pound denominated due 2039-2059	2.5%	2,131	2,274
Other subsidiary borrowings due 2020-2045	4.1%	5,241	5,262
Subsidiary short-term borrowings	3.0%	1,467	1,472
		$37,486	$37,590

Notes to Consolidated Financial Statements (Continued)

Note 16. Notes payable and other borrowings (Continued)

In March 2020, Berkshire repaid €1.0 billion of maturing senior notes and issued €1.0 billion of 0.0% senior notes due in 2025. Over the remainder of 2020, there are no other senior note maturities and in the first quarter of 2021, $1.6 billion of senior notes will mature. In April 2020, Berkshire issued ¥195.5 billion (approximately $1.8 billion) of senior notes with maturity dates ranging from 2023 to 2060 and a weighted average interest rate of 1.07%.

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. In January 2020, BHFC repaid $350 million of maturing senior notes and in March 2020 issued $500 million of 1.85% senior notes due in 2030. Over the remainder of 2020, $550 million of BHFC senior notes will mature and in the first quarter of 2021, an additional $750 million of senior notes will mature.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.85 billion, £1.75 billion and ¥430 billion par) reflect the applicable foreign currency exchange rates as of the balance sheet dates. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax gains of $228 million in the first quarter of 2020 and $170 million in the first quarter of 2019.

In addition to BHFC borrowings, Berkshire guaranteed approximately $1.2 billion of other subsidiary borrowings at March 31, 2020. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	March 31, 2020	December 31, 2019
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2021-2050	4.5%	$11,459	$8,581
Subsidiary and other debt due 2020-2064	4.5%	30,035	30,772
Short-term borrowings	2.4%	2,088	3,214
Burlington Northern Santa Fe and subsidiaries due 2020-2097	4.6%	23,165	23,211
		$66,747	$65,778

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. During the first quarter of 2020, BHE and its subsidiaries issued new term debt of approximately $4.0 billion with maturity dates ranging from 2025 to 2050 and a weighted average interest rate of 3.75%. In April 2020, a BHE subsidiary issued $1.0 billion of term debt consisting of $400 million of 2.7% bonds due in 2030 and $600 million of 3.3% bonds due in 2051. In the first three months of 2020, BHE and its subsidiaries repaid $1.7 billion of debt and reduced short-term borrowings by approximately $1.1 billion. BHE subsidiary term debt maturities over the remainder of 2020 approximate $800 million.

BNSF’s borrowings are primarily senior unsecured debentures. In April 2020, BNSF issued $575 million of 3.05% senior unsecured debentures due in 2051. Over the remainder of 2020, approximately $450 million of senior unsecured debentures will mature. As of March 31, 2020, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of March 31, 2020, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $8.2 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $6.8 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2020 and December 31, 2019, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,399	$3,399	$3,353	$46	$—
Foreign governments	8,154	8,154	5,054	3,100	—
Corporate bonds	5,786	5,786	—	5,784	2
Other	584	584	—	584	—
Investments in equity securities	180,782	180,782	174,889	44	5,849
Investment in Kraft Heinz common stock	13,587	8,051	8,051	—	—
Loans and finance receivables	17,660	18,350	—	2,206	16,144
Derivative contract assets (1)	180	180	1	23	156
Derivative contract liabilities:
Railroad, utilities and energy (1)	186	186	7	120	59
Equity index put options	2,361	2,361	—	—	2,361
Notes payable and other borrowings:
Insurance and other	37,486	40,215	—	40,210	5
Railroad, utilities and energy	66,747	76,207	—	76,207	—
December 31, 2019
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,090	$3,090	$3,046	$44	$—
Foreign governments	8,638	8,638	5,437	3,201	—
Corporate bonds	6,352	6,352	—	6,350	2
Other	605	605	—	605	—
Investments in equity securities	248,027	248,027	237,271	46	10,710
Investment in Kraft Heinz common stock	13,757	10,456	10,456	—	—
Loans and finance receivables	17,527	17,861	—	1,809	16,052
Derivative contract assets (1)	145	145	—	23	122
Derivative contract liabilities:
Railroad, utilities and energy (1)	76	76	6	59	11
Equity index put options	968	968	—	—	968
Notes payable and other borrowings:
Insurance and other	37,590	40,589	—	40,569	20
Railroad, utilities and energy	65,778	76,237	—	76,237	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 follow (in millions).

		Gains (losses) included in:
	Balance – beginning of year	Earnings	Other comprehensive income	Regulatory assets and liabilities	Acquisitions, dispositions and settlements	Balance – March 31
Investments in fixed maturity and equity securities:
2020	$10,407	$(4,861)	$—	$—	$—	$5,546
2019	7	—	—	—	(1)	6

Net derivative contract liabilities:
2020	(857)	(1,324)	—	(40)	(43)	(2,264)
2019	(2,343)	820	—	(11)	(44)	(1,578)

Quantitative information as of March 31, 2020, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$5,540	Discounted cash flow	Expected duration	9 years
			Discount for transferability restrictions and subordination	375 basis points
Common stock warrants	2	Warrant pricing model	Expected duration	9 years
			Volatility	27%
Derivative contract liabilities	2,361	Option pricing model	Volatility	25%

As described in Note 4, our investments in Occidental Cumulative Perpetual Preferred Stock (“Occidental Preferred”) and Occidental common stock warrants were acquired at an aggregate cost of $10 billion. Investments in equity securities in the preceding table include our investments in Occidental Preferred and Occidental common stock warrants. These investments are subject to contractual restrictions on transferability and may contain provisions that prevent us from economically hedging our investments. In applying discounted cash flow techniques in valuing the Occidental Preferred, we made assumptions regarding the expected duration of the investment and the effects of subordination in liquidation. The Occidental Preferred is redeemable at Occidental’s option beginning in 2029. In valuing the Occidental common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we made assumptions regarding the expected duration and volatility of the warrants. The Occidental common stock warrants expire on the one-year anniversary on which no Occidental Preferred remains outstanding.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements (Continued)

Our equity index put option derivative contracts are illiquid and contain contract terms that are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts. We determine the fair value of the equity index put option contract liabilities based on the Black-Scholes option valuation model.

Note 18. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2020 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance December 31, 2019	719,307	(17,337)	701,970	1,408,183,852	(23,702,319)	1,384,481,533
Conversions of Class A common stock to Class B common stock	(4,290)	—	(4,290)	6,435,000	—	6,435,000
Treasury stock acquired	—	(1,342)	(1,342)	—	(5,388,663)	(5,388,663)
Balance at March 31, 2020	715,017	(18,679)	696,338	1,414,618,852	(29,090,982)	1,385,527,870

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,620,023 shares outstanding as of March 31, 2020 and 1,624,958 shares outstanding as of December 31, 2019.

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

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program.

Note 19. Income taxes

Our consolidated effective income tax rate for the first quarter was 21.2% in 2020 and  21.4% in 2019. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, the magnitude of gains or losses included in earnings with respect to our investments in equity securities, and underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the three months ending March 31, 2020 and 2019 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First three months of 2020:
Balance at December 31, 2019	$481	$(4,346)	$(1,369)	$(9)	$(5,243)
Other comprehensive income, net	(139)	(1,362)	71	(48)	(1,478)
Balance at March 31, 2020	$342	$(5,708)	$(1,298)	$(57)	$(6,721)

First three months of 2019:
Balance at December 31, 2018	$370	$(4,603)	$(816)	$34	$(5,015)
Other comprehensive income, net	93	157	50	(12)	288
Balance at March 31, 2019	$463	$(4,446)	$(766)	$22	$(4,727)

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Quarter
	2020	2019
Cash paid during the period for:
Income taxes	$595	$464
Interest:
Insurance and other	409	395
Railroad, utilities and energy	742	683

Note 22. Contingencies and Commitments

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

Notes to Consolidated Financial Statements (Continued)

Note 23. Revenues from contracts with customers

We recognize revenue when a good or service is transferred to a customer. A good or service is transferred when or as the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the first quarter of 2020 and 2019 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues, which are not considered to be revenues from contracts with customers under GAAP.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending March 31, 2020
Manufactured products:
Industrial and commercial products	$6,119	$—	$44	$—	$—	$—	$6,163
Building products	3,695	—	—	—	—	—	3,695
Consumer products	3,328	—	—	—	—	—	3,328
Grocery and convenience store distribution	—	7,859	—	—	—	—	7,859
Food and beverage distribution	—	3,806	—	—	—	—	3,806
Auto sales	—	—	1,909	—	—	—	1,909
Other retail and wholesale distribution	605	—	2,933	—	—	—	3,538
Service	387	132	961	5,366	793	—	7,639
Electricity and natural gas	—	—	—	—	3,515	—	3,515
Total	14,134	11,797	5,847	5,366	4,308	—	41,452
Other revenues	880	24	1,091	14	199	17,605	19,813
	$15,014	$11,821	$6,938	$5,380	$4,507	$17,605	$61,265

Three months ending March 31, 2019
Manufactured products:
Industrial and commercial products	$6,459	$—	$46	$—	$—	$—	$6,505
Building products	3,552	—	—	—	—	—	3,552
Consumer products	3,290	—	—	—	—	—	3,290
Grocery and convenience store distribution	—	8,035	—	—	—	—	8,035
Food and beverage distribution	—	4,125	—	—	—	—	4,125
Auto sales	—	—	1,937	—	—	—	1,937
Other retail and wholesale distribution	544	—	2,921	—	—	—	3,465
Service	348	20	990	5,713	725	—	7,796
Electricity and natural gas	—	—	—	—	3,687	—	3,687
Total	14,193	12,180	5,894	5,713	4,412	—	42,392
Other revenues	865	19	1,110	12	260	16,020	18,286
	$15,058	$12,199	$7,004	$5,725	$4,672	$16,020	$60,678

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of March 31, 2020 follows (in millions).

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$888	$4,882	$5,770
Other sales and service contracts	1,162	2,637	3,799

Notes to Consolidated Financial Statements (Continued)

Note 24. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the first quarter of 2020 and 2019 were as follows (in millions).

	First Quarter
	2020	2019
Revenues of Operating Businesses:
Insurance:
Underwriting:
GEICO	$9,109	$8,622
Berkshire Hathaway Primary Group	2,369	2,151
Berkshire Hathaway Reinsurance Group	4,270	3,546
Investment income	1,648	1,487
Total insurance	17,396	15,806
BNSF	5,417	5,762
Berkshire Hathaway Energy	4,507	4,672
Manufacturing	15,035	15,070
McLane Company	11,821	12,199
Service and retailing	6,956	7,025
	61,132	60,534
Reconciliation of segments to consolidated amount:
Corporate, eliminations and other	133	144
	$61,265	$60,678

	First Quarter
	2020	2019
Earnings Before Income Taxes of Operating Businesses:
Insurance:
Underwriting:
GEICO	$984	$770
Berkshire Hathaway Primary Group	(33)	(30)
Berkshire Hathaway Reinsurance Group	(489)	(253)
Investment income	1,647	1,485
Total insurance	2,109	1,972
BNSF	1,584	1,665
Berkshire Hathaway Energy	419	540
Manufacturing	2,111	2,194
McLane Company	65	111
Service and retailing	558	621
	6,846	7,103
Reconciliation of segments to consolidated amount:
Investment and derivative gains (losses)	(70,275)	20,322
Interest expense, not allocated to segments	(136)	(109)
Equity method investments	300	168
Corporate, eliminations and other	216	163
	$(63,049)	$27,647

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings/loss attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2020	2019
Insurance – underwriting	$363	$389
Insurance – investment income	1,386	1,237
Railroad	1,190	1,253
Utilities and energy	561	605
Manufacturing, service and retailing	2,038	2,200
Investment and derivative gains (losses)	(55,617)	16,106
Other	333	(129)
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(49,746)	$21,661

Through our subsidiaries, we engage in a number of diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are essentially no centralized or integrated business functions and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 24 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Prior to the middle of March, many of our operating businesses were experiencing comparative revenue and earnings increases over 2019. As efforts to contain the spread of the COVID-19 pandemic accelerated in the second half of March and continued through April, most of our businesses were negatively affected, with the effects to date ranging from relatively minor to severe. Several of our businesses deemed essential have continued to operate, including our railroad, utilities and energy, insurance and certain of our manufacturing, distribution and service businesses. However, revenues of these businesses have slowed considerably in April. Other businesses, including several of our retailing businesses and certain manufacturing and service businesses are being severely impacted due to closures of facilities where crowds can gather, such as retail stores, restaurants, and entertainment venues.

In response to the effects of the pandemic, we have implemented various business continuity plans to protect our employees and customers. Such plans include a variety of actions, such as temporarily closing certain retail stores, manufacturing facilities and service centers of businesses that were not subject to government mandated closure. In addition, many of our businesses have implemented practices to protect employees while at work. Such practices have included work-from-home, staggered or reduced work schedules, increased cleaning and sanitation of work spaces, providing employee health screening, eliminating non-essential travel and face-to-face meetings and providing general health reminders intended to help lower the risk of spreading COVID-19.

We have also taken actions in response to the economic losses from reductions in consumer demand for products and services we offer and our inability to produce goods and provide services at certain of our businesses. These actions have included employee furloughs, wage and salary reductions, capital spending reductions and other actions intended to help mitigate the economic losses and preserve capital and liquidity. While we believe that these necessary actions are temporary, we cannot reliably predict when business activities at our numerous and diverse operations will normalize. We also cannot predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Our insurance businesses generated after-tax earnings from underwriting of $363 million in the first quarter of 2020. Insurance underwriting results in 2020 included earnings from primary insurance and losses from reinsurance, which were net of gains from foreign currency remeasurement applicable to certain reinsurance liabilities. After-tax earnings from insurance investment income increased 12.0% in the first quarter of 2020 compared to 2019, attributable to higher dividend income.

After-tax earnings of our railroad business in the first quarter of 2020 decreased 5.0% compared to 2019. Earnings in 2020 reflected the effects of lower shipping volumes, offset by productivity improvements which lowered operating costs. Revenues and earnings in the first quarter of 2020 were negatively affected by COVID-19. After-tax earnings of our utilities and energy business decreased 7.3% in the first quarter of 2020 compared to 2019. Earnings from our manufacturing, service and retailing businesses decreased 7.4% in the first quarter of 2020 versus 2019. Earnings of these businesses were generally lower in 2020 attributable to the effects of COVID-19, although such effects varied among our businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and derivative gains/losses in the first quarters of 2020 and 2019 included significant unrealized losses in 2020 and significant unrealized gains in 2019 from market price changes on our holdings of equity securities. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

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

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $116 billion as of March 31, 2020. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Additionally, our underwriting results for the first quarter of 2020 were negatively affected by estimated losses and costs associated with the COVID-19 pandemic, including estimated provisions for claims and uncollectible premiums and incremental operating costs to maintain customer service levels. The potential effects of the pandemic may be further affected by judicial rulings and regulatory and legislative actions pertaining to insurance coverage and claims that we cannot reasonably estimate at this time. We also anticipate our underwriting results in 2020 will be affected from lower premiums for certain business attributable to premium credits granted to policyholders and when premiums are a function of the insured’s payroll.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2020	2019
Pre-tax underwriting earnings (loss):
GEICO	$984	$770
Berkshire Hathaway Primary Group	(33)	(30)
Berkshire Hathaway Reinsurance Group	(489)	(253)
Pre-tax underwriting earnings	462	487
Income taxes and noncontrolling interests	99	98
Net underwriting earnings	$363	$389
Effective income tax rate	21.5%	22.5%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2020		2019
	Amount	%	Amount	%
Premiums written	$9,681		$9,263
Premiums earned	$9,109	100.0	$8,622	100.0
Losses and loss adjustment expenses	6,766	74.3	6,556	76.1
Underwriting expenses	1,359	14.9	1,296	15.0
Total losses and expenses	8,125	89.2	7,852	91.1
Pre-tax underwriting earnings	$984		$770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written and earned in the first quarter of 2020 increased 4.5% and 5.6%, respectively, compared to 2019.  The premium increases were primarily attributable to voluntary auto policies-in-force growth of 6.5% over the past twelve months, partially offset by a decrease in average premiums per auto policy due to coverage changes. The increase in voluntary auto policies-in-force primarily resulted from new business sales and a decrease in the number of policies not renewed. Voluntary auto policies-in-force increased approximately 380,000 during the first quarter of 2020.

Losses and loss adjustment expenses in the first quarter of 2020 increased $210 million (3.2%) compared to 2019. GEICO’s ratio of losses and loss adjustment expenses to earnings in the first quarter of 2020 was 74.3%, a decrease of 1.8 percentage points from 2019, which reflected declines in claims frequencies and increases in claims severities.

Claims frequencies in the first quarter of 2020 were lower for property damage and collision coverages (twelve to fourteen percent range), personal injury coverage (nine to eleven percent range) and bodily injury coverage (six to eight percent range). The declines were attributable to lower policyholder driving as a result of shelter in place actions in response to the COVID-19 pandemic. Average claims severities in the first quarter of 2020 were higher for property damage and collision coverages (seven to nine percent range) and bodily injury coverage (four to six percent range). GEICO’s losses and loss adjustment expenses in the first quarter included reductions in the ultimate claim loss estimates for prior years’ loss events of $148 million in 2020 and $83 million in 2019.

Underwriting expenses in the first quarter of 2020 were $1.4 billion, an increase of $63 million (4.9%) over 2019. GEICO’s underwriting expense to premiums earned ratio in the first quarter of 2020 was 14.9% compared to 15.0% in 2019. The underwriting expense increase was primarily attributable to higher employee-related costs and increased allowances for uncollectible premiums.

In response to the unprecedented impact of COVID-19 on policyholders, in March, GEICO implemented a country-wide moratorium on the cancellation of coverage due to non-payment and policy expiration through May 31, 2020. The moratorium will continue on a state-by-state basis determined by individual state mandates. On April 8th, GEICO announced the “GEICO Giveback”
credit. The GEICO Giveback will provide a 15 percent premium credit to all voluntary auto and motorcycle policies renewing between April 8, 2020 and October 7, 2020, as well as to any new policies purchased during the same period. The credits are expected to average $150 per auto policy and $30 per motorcycle policy for an estimated total premium credits of $2.5 billion. The premium credit is in recognition of COVID-19’s economic impact on policyholders as well as the lower loss frequencies due to various local and state shelter in place orders.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) provides a variety of commercial insurance solutions, including healthcare malpractice, workers’ compensation, automobile, general liability, property and various specialty coverages for small, medium and large clients. The largest of these insurers are Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), and National Indemnity Company (“NICO Primary”). Other BH Primary insurers include U.S. Liability Insurance Company, Central States Indemnity Company and MLMIC Insurance Company.  A summary of BH Primary underwriting results follows (dollars in millions).

	First Quarter
	2020		2019
	Amount	%	Amount	%
Premiums written	$2,455		$2,341
Premiums earned	$2,369	100.0	$2,151	100.0
Losses and loss adjustment expenses	1,811	76.4	1,570	73.0
Underwriting expenses	591	25.0	611	28.4
Total losses and expenses	2,402	101.4	2,181	101.4
Pre-tax underwriting earnings (loss)	$(33)		$(30)

Premiums written and earned in the first quarter of 2020 increased 4.9% and 10.1%, respectively, compared to 2019. The increase in premiums written reflected increases from BH Specialty, GUARD and MedPro Group, which were partly offset by decreases from NICO Primary and BHHC. Premiums from workers’ compensation business declined in the first quarter of 2020, reflecting the effects of increased price competition in the market, lower insured payroll levels from the effects of the COVID-19 pandemic and the divestiture of Applied Underwriters in October 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

BH Primary generated pre-tax underwriting losses of $33 million in the first quarter of 2020 and $30 million in the first quarter of 2019. Underwriting results in the first quarter of 2020 included claim cost estimates and allowances for credit losses attributable to the pandemic, partly offset by lower other underwriting expenses. Losses and loss adjustment expenses incurred also included reductions for prior years’ loss events of $24 million in 2020 and $17 million in 2019, which was net of an increase in estimated ultimate claim liabilities for legacy casualty exposures.

BH Primary insurers write significant levels of commercial and professional liability and workers’ compensation insurance and the related claim costs may be subject to higher severity and longer claim-tails. Accordingly, we could experience significant increases in claims liabilities in the future attributable to higher than expected claim settlements, adverse litigation outcomes or judicial rulings, regulatory actions and other factors not currently anticipated.

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
Generally, we strive to generate underwriting profits. However, time-value-of-money concepts are important elements in establishing prices for retroactive reinsurance and periodic payment annuity businesses due to the expected long durations of the liabilities. We expect to incur pre-tax underwriting losses from such businesses, primarily through deferred charge amortization and discount accretion charges. We receive premiums at the inception of these contracts, which are then available for investment. A summary of Berkshire Hathaway Reinsurance Group’s premiums and pre-tax underwriting results follows (dollars in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting earnings (loss)
	2020	2019	2020	2019
Property/casualty	$2,723	$2,322	$(162)	$(40)
Life/health	1,354	1,027	(229)	280
Retroactive reinsurance	34	3	(42)	(323)
Periodic payment annuity	159	194	(56)	(170)
	$4,270	$3,546	$(489)	$(253)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2020		2019
	Amount	%	Amount	%
Premiums written	$4,056		$3,542
Premiums earned	$2,723	100.0	$2,322	100.0
Losses and loss adjustment expenses	2,120	77.9	1,774	76.4
Underwriting expenses	765	28.0	588	25.3
Total losses and expenses	2,885	105.9	2,362	101.7
Pre-tax underwriting earnings (loss)	$(162)		$(40)

Property/casualty premiums written increased $514 million (14.5%) in the first quarter of 2020, while premiums earned increased $401 million (17.3%) over 2019. The increase in premiums written was primarily attributable to new business which included $525 million from a property quota-share contract effective in 2020, partially offset by non-renewals and the unfavorable foreign currency effects of a stronger U.S. Dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Property/casualty (Continued)

Losses and loss adjustment expenses in the first quarter of 2020 increased $346 million (19.5%) over 2019. Losses and loss adjustment expenses reflected estimated COVID-19 related claims of approximately $230 million in 2020 and relatively insignificant losses from changes in estimated ultimate liabilities for prior years’ loss events. Losses and loss adjustment expenses in 2019 included no significant losses from catastrophe events and a net increase in estimated ultimate claim liabilities for prior years’ loss events of $212 million.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2020		2019
	Amount	%	Amount	%
Premiums written	$1,355		$1,027
Premiums earned	$1,354	100.0	$1,027	100.0
Life and health insurance benefits	1,098	81.1	598	58.2
Underwriting expenses	485	35.8	149	14.5
Total benefits and expenses	1,583	116.9	747	72.7
Pre-tax underwriting earnings (loss)	$(229)		$280

Life/health premiums earned were $1.4 billion in the first quarter of 2020, an increase of $327 million (31.8%) compared to 2019. The increase in life/health premiums earned reflected $168 million from a single reinsurance contract covering health insurance risks beginning in the fourth quarter of 2019 and volume growth in several international life markets and in U.S. individual life and health business, partially offset by the unfavorable effects of foreign currency translation attributable to a stronger U.S. Dollar.

The life/health business produced pre-tax underwriting losses of $229 million in the first quarter of 2020 compared to pre-tax earnings of $280 million in 2019. We incurred pre-tax losses of $234 million in the first quarter of 2020 from the run-off of variable annuity guarantee reinsurance contracts compared to pre-tax earnings of $89 million in the first quarter of 2019.  Underwriting results from this business reflect changes in estimated liabilities for guaranteed benefits, which derive from changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Life/health underwriting results in the first quarter of 2019 included a one-time pre-tax gain of $163 million attributable to the yearly-renewable-term life reinsurance contract amendment, which effectively eliminated our future exposures under the contract. Underwriting results in the first quarter of 2020 also reflected lower pre-tax earnings from international life business, partially offset by lower pre-tax losses from the run-off of U.S. long-term care business.

Retroactive reinsurance

There were no significant retroactive reinsurance contracts written in the first quarters of 2020 and 2019. Pre-tax underwriting losses in 2020 and 2019 derived from deferred charge amortization and changes in the estimated timing and amount of future claim payments, as well as from foreign currency gains/losses arising from the periodic remeasurement of liabilities related to contracts written by our U.S. subsidiaries that are denominated in foreign currencies.

Pre-tax underwriting results include foreign currency remeasurement gains of $205 million in the first quarter of 2020 and losses of $52 million in 2019. Retroactive reinsurance contracts produced pre-tax underwriting losses before foreign currency gains/losses of $247 million in the first quarter of 2020 and $271 million in 2019.

Gross unpaid losses assumed under retroactive reinsurance contracts were $42.3 billion at March 31, 2020 and $42.4 billion at December 31, 2019. Unamortized deferred charge assets related to such reinsurance contracts were $13.5 billion at March 31, 2020 and $13.7 billion at December 31, 2019. Deferred charge assets will be charged to earnings over the expected remaining claims settlement periods through periodic amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Periodic payment annuity

Periodic payment annuity premiums written in the first quarter of 2020 were $159 million, a decrease of $35 million (18.0%) compared to 2019. Periodic payment business is price sensitive. The volumes written can change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments and the level of competition.

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities. Underwriting results also include the effects of mortality and interest rate changes and remeasurement gains and losses related to foreign currency denominated liabilities of certain contracts written by our U.S. subsidiaries. During the first quarter, pre-tax underwriting results included remeasurement gains of $105 million in 2020 and losses of $28 million in 2019.

Excluding foreign currency remeasurement gains/losses, pre-tax underwriting losses from periodic payment annuity contracts were $161 million in the first quarter of 2020 and $142 million in the first quarter of 2019.  Discounted periodic payment annuity liabilities were $13.7 billion at March 31, 2020 and $13.5 billion at December 31, 2019. The weighted average discount rate of these liabilities was 4.0% at March 31, 2020.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter
	2020	2019
Interest and other investment income	$404	$513
Dividend income	1,243	972
Investment income before income taxes and noncontrolling interests	1,647	1,485
Income taxes and noncontrolling interests	261	248
Net investment income	$1,386	$1,237
Effective income tax rate	15.8%	16.6%

Interest and other investment income decreased $109 million (21.2%) in the first quarter of 2020 compared to 2019, primarily due to lower income from short-term investments. Dividend income in the first quarter of 2020 increased $271 million (27.9%) compared to 2019. The increase was primarily attributable to the investment in $10 billion liquidation value of 8% cumulative preferred stock of Occidental on August 8, 2019 and higher dividend rates on certain common stock investments. We continue to hold substantial balances of cash, cash equivalents and short-term U.S. Treasury Bills. Short-term interest yields in the U.S. were higher in the first half of 2019. However, those rates declined over the second half of 2019 and continued to decline through the first quarter of 2020. We expect such rates will remain low over the remainder of 2020 and that our earnings from such investments over the remainder of 2020 will be lower than in 2019. Nevertheless, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health insurance benefit liabilities, unearned premiums and other liabilities due to policyholders, less insurance premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $130 billion on March 31, 2020 and $129 billion on December 31, 2019. Our average cost of float was negative in the first quarter of 2020 and 2019 as our underwriting operations generated pre-tax earnings in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses as of March 31, 2020 and December 31, 2019 follows (in millions).

	March 31, 2020	December 31, 2019
Cash, cash equivalents and U.S. Treasury Bills	$70,585	$64,908
Equity securities	169,764	240,126
Fixed maturity securities	17,798	18,537
Other	2,476	2,481
	$260,623	$326,052

Fixed maturity securities as of March 31, 2020 were as follows (in millions).

	Amortized cost	Unrealized gains	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,307	$85	$3,392
Foreign governments	8,125	28	8,153
Corporate bonds	5,458	252	5,710
Other	472	71	543
	$17,362	$436	$17,798

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 88% of all foreign government obligations were rated AA or higher. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities. Approximately 98% of corporate bond investments were considered investment-grade by the major rating agencies as of March 31, 2020.

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

	First Quarter
	2020	2019
Revenues	$5,417	$5,762
Operating expenses:
Compensation and benefits	1,244	1,400
Fuel	614	711
Purchased services	666	713
Depreciation and amortization	615	591
Equipment rents, materials and other	432	414
Total operating expenses	3,571	3,829
Interest expense	262	268
	3,833	4,097
Pre-tax earnings	1,584	1,665
Income taxes	394	412
Net earnings	$1,190	$1,253
Effective income tax rate	24.9%	24.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

BNSF’s revenues were $5.4 billion in the first quarter of 2020, a decrease of $345 million (6.0%) versus 2019. During the first quarter of 2020, BNSF’s revenues reflected a 5.2% decrease in volume and a 0.6% comparative decrease in average revenue per car/unit. Volume in the first quarter of 2020 was 2.34 million cars/units compared to 2.46 million in 2019. Pre-tax earnings in the first quarter of 2020 were approximately $1.6 billion, a decrease of 4.9% compared to 2019. The decrease is principally a result of the negative impact on volumes of the COVID-19 pandemic in the first quarter of 2020, as well as the effects in the first quarter of 2019 of a revenue increase related to the favorable outcome of an arbitration hearing and a reduction to expense from a retirement plan curtailment gain arising from a plan amendment. BNSF’s service, velocity and cost performance improved significantly in 2020 compared to the first quarter of 2019 when severe winter weather and flooding on parts of the network negatively affected revenues, expenses and service levels.

Revenues from consumer products were $1.8 billion in the first quarter of 2020, a decrease of 11.8% compared to 2019, reflecting lower average revenue per car/unit and volume decreases of 7.2%. The volume decreases were driven by lower international intermodal volumes as the COVID-19 pandemic contributed to lower U.S. West Coast imports. Volumes further decelerated late in the quarter in the domestic intermodal and automotive segments as the COVID-19 pandemic’s impact to U.S. consumers intensified.

Revenues from industrial products were $1.5 billion in the first quarter of 2020, a decrease of 0.5% from 2019. The decrease was attributable to a volume decrease of 2.3%, partially offset by higher average revenue per car/unit. Volumes decreased primarily due to lower sand volumes driven by increased competition from locally-sourced (“in-basin”) sand and due to lower liquefied petroleum gas volume attributable to increased pipeline takeaway capacity. These decreases were partially offset by higher demand for petroleum products.

Revenues from agricultural products were $1.1 billion in the first quarter of 2020, an increase of 2.8% compared to 2019. The increase reflected higher volumes of 3.3%, primarily due to higher domestic grain and soybean meal shipments, partially offset by lower grain exports.

Revenues from coal were $766 million in the first quarter of 2020, a decrease of 11.9% compared to 2019. This decrease reflected lower average revenue per car/unit and lower volumes of 7.7%. Volumes decreased primarily due to the effects of low natural gas prices, mild winter weather and plant retirements.

Operating expenses were $3.6 billion in the first quarter of 2020, a decrease of $258 million (6.7%) compared to 2019. The ratio of operating expenses to revenues decreased 0.6 percentage points to 65.9% in the first quarter of 2020 versus 2019. BNSF's expenses in 2020 reflected lower volume-related costs, productivity improvements and improved weather conditions compared to the first quarter of 2019, offset by a reduction to expense in the first quarter of 2019 from the pension plan curtailment gain.

Compensation and benefits expense decreased $156 million (11.1%) for the first quarter of 2020, primarily due to lower employee counts associated with lower volume and improved productivity. Purchased service expenses decreased $47 million (6.6%) in the first quarter of 2020 compared to 2019, primarily due to insurance recoveries in 2020 related to the flooding in 2019. Fuel expenses decreased $97 million (13.6%) in the first quarter of 2020 compared to 2019, primarily due to improved efficiency, lower volumes and lower average fuel prices. Equipment rents, materials and other expenses increased $18 million (4.3%) in the first quarter of 2020 compared to 2019, due to the effects of the pension plan curtailment gain in the first quarter of 2019, offset by lower volume-related costs, personal injury expense, casualty-related costs, miscellaneous taxes and the effects of cost controls in 2020.

BNSF is an important part of the national and global supply chain, and as an essential business it has continued to operate throughout the duration of the COVID-19 pandemic. However, the pandemic is expected to cause an economic slowdown that could be significant and, therefore, could adversely affect the demand for BNSF’s services. The pandemic continues to rapidly evolve, and the extent to which it may impact BNSF’s business, operating results, financial condition or liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence. We believe BNSF has sufficient liquidity to continue business operations during this volatile period.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We currently own 91.1% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects. BHE also operates the largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

The rates our regulated businesses charge customers for energy and services are largely based on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	First Quarter
	2020	2019
Revenues:
Energy operating revenue	$3,634	$3,825
Real estate operating revenue	893	785
Other income (loss)	(20)	62
Total revenue	4,507	4,672
Costs and expense:
Energy cost of sales	1,038	1,214
Energy operating expense	1,711	1,651
Real estate operating costs and expense	873	806
Interest expense	466	461
Total costs and expense	4,088	4,132
Pre-tax earnings	419	540
Income tax expense (benefit)*	(201)	(130)
Net earnings after income taxes	620	670
Noncontrolling interests	3	3
Net earnings attributable to Berkshire Hathaway Energy	617	667
Noncontrolling interests	56	62
Net earnings attributable to Berkshire Hathaway shareholders	$561	$605
Effective income tax rate	(48.0)%	(24.1)%
*	Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (in millions).

	First Quarter
	2020	2019
PacifiCorp	$176	$180
MidAmerican Energy Company	150	190
NV Energy	20	29
Northern Powergrid	87	80
Natural gas pipelines	179	181
Other energy businesses	136	91
Real estate brokerage	10	(22)
Corporate interest and other	(141)	(62)
	$617	$667

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. After-tax earnings were $176 million in the first quarter of 2020, a decrease of $4 million (2.2%) compared to 2019. The decline reflected lower utility margin (operating revenue less cost of sales), lower other income and higher interest expense, partly offset by increased allowances for equity and borrowed funds used during construction and increased income tax benefits from production tax credits from repowering certain existing wind-powered generating facilities. Utility margin was $789 million in the first quarter of 2020, a decrease of $5 million compared to 2019, mainly attributable to lower operating revenue from lower average rates and volumes, which declined 1.7%, due in part to the impacts of weather. The lower operating revenue was largely offset by lower coal-fueled and natural gas-fueled generation costs.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings were $150 million in the first quarter of 2020, a decrease of $40 million (21.1%) as compared to 2019. The decrease was primarily attributable to lower electric and natural gas utility margins and lower other income, partially offset by increased income tax benefits from higher production tax credits driven by repowering existing facilities and new wind projects placed in-service. Electric utility margin in the first quarter of 2020 declined 9% to $391 million, primarily due to lower average retail rates from business mix changes, decreased wholesale revenue from lower volumes and prices and unfavorable retail customer volumes of 0.7%, as lower residential volumes from the impacts of weather were largely offset by a 7.7% increase in industrial volumes. The electric utility margin decrease was partially offset by lower generation and purchased power costs. Natural gas utility margin declined 21% due to a 16.2% reduction in retail customer volumes, primarily due to milder weather conditions in 2020.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings were $20 million in the first quarter of 2020, a decrease of $9 million (31.0%) compared to 2019. The decrease reflected lower other income and higher depreciation and amortization expense, partly offset by lower interest expense. Electric utility margin in the first quarter of 2020 was $323 million, relatively unchanged versus 2019, as retail customer volumes, including distribution only customers, increased 0.2%, primarily attributable to an increase in the average number of customers.

Northern Powergrid

After-tax earnings in the first quarter of 2020 increased 8.8% as compared to 2019. The increase reflected higher distribution revenues of $8 million, attributable to higher tariff rates, partly offset by a 1.8% decline in distributed units.

Natural gas pipelines

After-tax earnings in the first quarter of 2020 decreased $2 million (1.1%) compared to 2019. The decrease was primarily due to increased operating expenses and higher net interest expense, partially offset by higher transportation revenues from expansion projects.

Other energy businesses

After-tax earnings in the first quarter of 2020 were $136 million, an increase of $45 million (49.5%) compared to 2019. The increase was primarily due to income tax benefits from renewable wind tax equity investments, largely from projects reaching commercial operation.

Real estate brokerage

After-tax earnings in the first quarter of 2020 increased $32 million compared to 2019. The increase was primarily due to higher after-tax earnings from mortgage, brokerage and settlement services in large part attributable to a more favorable interest rate environment, partially offset by higher operating expenses.

Corporate interest and other

After-tax earnings decreased $79 million in the first quarter of 2020 compared to 2019, primarily due to state income tax benefits recognized in 2019 and lower other income in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter
	Revenues		Earnings *
	2020	2019	2020	2019
Manufacturing	$15,035	$15,070	$2,111	$2,194
Service and retailing	18,777	19,224	623	732
	$33,812	$34,294
Pre-tax earnings			2,734	2,926
Income taxes and noncontrolling interests			696	726
			$2,038	$2,200
Effective income tax rate			25.1%	24.5%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identified intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $202 million in 2020 and $192 million in 2019. These expenses are included in “Other” in the summary of earnings on page 24 and in the “Other” earnings section on page 38.

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

The building products group includes homebuilding and manufactured housing finance (Clayton Homes), flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek). The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance alkaline batteries (Duracell). This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline). A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2020	2019	2020	2019
Industrial products	$7,358	$7,677	$1,306	$1,431
Building products	4,857	4,562	567	482
Consumer products	2,820	2,831	238	281
	$15,035	$15,070	$2,111	$2,194

Industrial products

Revenues of the industrial products group were $7.4 billion in the first quarter of 2020, a decrease of 4.2% from 2019. Pre-tax earnings of the group were $1.3 billion in the first quarter of 2020, a decline of 8.7% compared to 2019. Pre-tax earnings as a percentage of revenues for the group were 17.7% in the first quarter of 2020 compared to 18.6% in 2019.

PCC’s revenues were $2.4 billion in the first quarter of 2020, a decrease of $173 million (6.6%) compared to 2019. In the first quarter of 2020, PCC experienced lower sales across all of its major markets. The decline in aerospace sales was primarily attributable to volume reductions in new programs, such as LEAP, associated with Boeing’s decision to temporarily suspend production of the 737 MAX aircraft, lower market share within the aerostructures business and reduced shipments to customers affected by COVID-19 across the world.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

PCC’s pre-tax earnings decreased 7.3% in the first quarter of 2020 compared to 2019. The earnings decrease reflected the decline in sales of aerospace products and higher than normal production costs associated with meeting required customer deliveries on new and legacy programs. The increased production costs were due to manufacturing inefficiencies primarily attributable to COVID-19.

Lubrizol’s revenues were $1.6 billion in the first quarter of 2020, a decrease of $72 million (4.3%) compared to 2019. The decline reflected lower volumes. A fire at Lubrizol’s Rouen, France manufacturing, blending and storage facility at the end of the third quarter of 2019 resulted in the suspension of operations. Although these operations were partially restarted in December 2019, volumes continued to be negatively affected in 2020. Lubrizol’s consolidated volume in the first quarter of 2020 declined 4% from 2019, primarily due to a volume decline of 5% in the Additives product lines.

Lubrizol’s pre-tax earnings decreased 9.3% in the first quarter of 2020 compared to 2019. Earnings in the first quarter of 2020 continue to be negatively impacted by costs and lost business associated with the Rouen fire and lower selling prices. These negative impacts were partially offset by lower average raw material costs and favorable product mix.

Marmon’s revenues were $2.0 billion in the first quarter of 2020, substantially unchanged from 2019. Revenues decreased due to lower volumes in the Transportation Products, Retail Solutions, Metal Services, and Foodservice Technology sectors, lower metal prices in the Electrical and Metal Services sectors, the effect of 2019 divestitures and unfavorable foreign currency translation. These decreases were offset by the effect of the 2019 acquisition of Colson Medical Companies, other acquisitions in the Rail & Leasing, Transportation Products and Crane sectors, higher volumes in the Electrical and Plumbing & Refrigeration sectors, and increased revenues in the Rail & Leasing sector on higher railcar equipment sales and railcar fleet utilization.

Marmon’s pre-tax earnings in the first quarter of 2020 increased $2 million (0.7%) compared to 2019. The increase reflected the effects of business acquisitions and higher earnings in the Rail & Leasing sector and increased other income, offset by lower earnings in the Transportation Products and Crane Services sectors, and increases in restructuring charges and interest expense.

IMC’s revenues were $842 million in the first quarter of 2020, a decrease of 5.1% compared to 2019. The revenue decline was attributable to the negative effects of COVID-19 in Asia during the first quarter and in other regions of the world in the latter part of March, and unfavorable foreign currency translation effects, partly offset by the effects of business acquisitions over the past year. IMC’s pre-tax earnings declined 22.3% in the first quarter of 2020 versus 2019, as a result of the impact of the sales decline and changes in sales mix.

Building products

Revenues of the building products group were approximately $4.9 billion in the first quarter of 2020, an increase of $295 million (6.5%) compared to 2019. Pre-tax earnings of the group were $567 million in the first quarter of 2020, an increase of 17.6% over 2019. Pre-tax earnings as percentages of revenues were 11.7% and 10.6% in the first quarters of 2020 and 2019, respectively.

Clayton Homes’ revenues were approximately $1.8 billion in the first quarter of 2020, an increase of $208 million (13.4%) over 2019. The comparative increase was primarily due to an increase in home sales of $173 million (15.3%), reflecting a net increase in units sold and changes in sales mix. Unit sales of site-built homes increased 24% in the first quarter of 2020, primarily due to business acquisitions. Manufactured home unit sales increased 12%, primarily attributable to increased wholesale sales. Interest income from lending activities in the first quarter of 2020 increased 6.3% compared to 2019. Loan balances, net of allowances for credit losses, were approximately $15.5 billion as of March 31, 2020 compared to $15.9 billion as of December 31, 2019.

Pre-tax earnings of Clayton Homes were $201 million in the first quarter of 2020, a decrease of $14 million (6.7%) compared to 2019. The earnings decline reflected increased provisions for expected credit losses, partly offset by comparatively higher earnings from home building activities and increased interest income, net of interest expense. The increase in credit loss provisions was primarily related to COVID-19.

Aggregate revenues of our other building products businesses were approximately $3.1 billion in the first quarter of 2020, an increase of 2.9% versus 2019. The increase was primarily due to higher paint and coatings volumes (including volumes with Ace Hardware Stores), increased roofing and insulation system volumes and product mix changes.

Pre-tax earnings of the other building products businesses were $366 million in the first quarter of 2020, an increase of 37.8% over 2019. Earnings in the first quarter of 2020 benefitted from a combination of lower facilities closure costs, higher average gross margins for flooring products, the effects of the aforementioned increases in sales volumes and operating cost control initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Consumer products

Consumer products revenues were $2.8 billion in the first quarter of 2020, a decrease of 0.4% versus 2019. Footwear and apparel sales declined 6.1% in the first quarter of 2020 and were substantially offset by revenue increases by Forest River (3.8%) and Duracell (5.7%). Our apparel and footwear businesses experienced lower sales volumes, reflecting the effects of COVID-19 that prompted temporary retail store closures and reduced or cancelled orders and from the ongoing shift by certain major retailers towards private label products.

Consumer products pre-tax earnings were $238 million in the first quarter of 2020, a decrease of 15.3% compared to 2019. Pre-tax earnings as a percentage of revenues for the first quarter were 8.4% in 2020 and 9.9% in 2019. The decrease in pre-tax earnings reflected a 34% decline in earnings from footwear and apparel, which included inventory obsolescence allowances related to COVID-19.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	First Quarter
	Revenues		Pre-tax earnings
	2020	2019	2020	2019
Service	$3,358	$3,418	$425	$472
Retailing	3,598	3,607	133	149
McLane Company	11,821	12,199	65	111
	$18,777	$19,224	$623	$732

Service

Our service business group offers fractional ownership programs for general aviation aircraft (NetJets) and high technology training to operators of aircraft (FlightSafety). We also distribute electronic components (TTI), franchise and service a network of quick service restaurants (Dairy Queen) and offer third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage). Other service businesses include transportation equipment leasing (XTRA) and furniture leasing (CORT), electronic news distribution, multimedia and regulatory filings (Business Wire), operation of a television station in Miami, Florida (WPLG) and until the time of their sale on March 16, 2020, the publishing of newspapers.

Service group revenues were approximately $3.4 billion in the first quarter of 2020, a decrease of 1.8% compared to 2019.  In the first quarter of 2020, revenues of TTI were relatively unchanged from 2019, while FlightSafety’s revenues increased slightly and NetJets revenues decreased slightly from 2019. The decrease in NetJets revenues in the first quarter of 2020 reflected lower flight hours, partly offset by an increase in the number of aircraft on lease.

Pre-tax earnings of the service group were $425 million in the first quarter of 2020, a decrease of $47 million (10.0%) compared to 2019. Pre-tax earnings of the group as a percentage of revenues were 12.7% in the first quarter of 2020 compared to 13.8% in 2019. The comparative decline in earnings reflected lower earnings from TTI, FlightSafety, XTRA and CORT. TTI’s earnings decline was attributable to lower gross margin rates. Earnings from NetJets increased in the first quarter of 2020, primarily attributable to improved fleet and operating efficiencies, which improved operating margins over the first two months of 2020. However, the spread of COVID-19 had a significant impact on NetJets’ and FlightSafety’s operations during March and April.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

Retailing group revenues were $3.6 billion in the first quarter of 2020, relatively unchanged compared to 2019. BHA’s revenues in the first quarter of 2020, which represented approximately 65% of our combined retailing revenues, decreased 0.9% from 2019. BHA’s revenue decrease reflected a 1.5% decrease in new and pre-owned vehicle sales, partly offset by increased vehicle finance and service contract revenue and vehicle service revenue as compared to 2019. Home furnishings group revenues, which represented about 21% of the aggregate retailing group revenues, increased 2.3% in the first quarter of 2020 compared to 2019.

Pre-tax earnings of the retail group were $133 million in the first quarter of 2020, a decrease of 10.7% from 2019. BHA’s pre-tax earnings increased 3.6%, primarily due to increased earnings from finance and service contract activities and lower floorplan interest expense, partly offset by lower vehicle sales margins. Aggregate pre-tax earnings for the remainder of our retailing group declined $19 million compared to the first quarter of 2019. The spread of COVID-19 throughout the U.S. resulted in the temporary closures of many of our retail store operations and significantly lower volumes for those operations that remained open.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprised approximately 67% of McLane’s consolidated sales in the first quarter of 2020 with food service comprising most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings.

Revenues were $11.8 billion in the first quarter of 2020, a decrease of 3.1% compared to 2019. Revenues in the first quarter of 2020 decreased 2% in the grocery business and 6% in the foodservice business as compared to 2019. Pre-tax earnings decreased $46 million (41.4%) as compared to 2019. The earnings decrease in the first quarter of 2020 included charges of $17 million for expected credit losses and inventory losses in the foodservice operations related to COVID-19 and lower sales and gross margin rates in the grocery operations. McLane continues to operate in an intensely competitive business environment, which is negatively affecting its current operating results.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains/losses follows (dollars in millions).

	First Quarter
	2020	2019
Investment gains (losses)	$(68,882)	$19,552
Derivative gains (losses)	(1,393)	770
Gains (losses) before income taxes and noncontrolling interests	(70,275)	20,322
Income taxes and noncontrolling interests	(14,658)	4,216
Net gains (losses)	$(55,617)	$16,106
Effective income tax rate	20.8%	20.7%

Investment gains/losses

As a result of a change to GAAP effective in 2018, we are required to include the unrealized gains and losses arising from changes in market prices of investments in equity securities in our reported earnings. While this accounting standard does not change the effect on our consolidated shareholders’ equity or total comprehensive income, it has significantly increased the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices.

Pre-tax investment losses in the first quarter of 2020 included net unrealized losses on equity securities we owned on March 31, 2020 of approximately $68.5 billion. Pre-tax gains in the first quarter of 2019 included $19.4 billion in net unrealized gains on equity securities we owned on March 31, 2019. The unrealized losses in the first quarter of 2020 reflected the widespread declines in equity securities prices in the U.S. and internationally. Taxable investment gains on equity securities sold in the first quarter, which is the difference between sales proceeds and the original cost basis of the securities sold, were $1.2 billion in 2020 and $518 million in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment gains/losses (Continued)

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

Derivative gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities, which relate to contracts that were originated prior to March 2008. Substantially all remaining contracts will expire by February 2023. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the underlying equity markets.

As of March 31, 2020, the intrinsic value of our equity index put option contracts was approximately $2.0 billion and our recorded liability at fair value was $2.4 billion. Our ultimate payment obligations, if any, under our contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts. Pre-tax losses from equity index put option contracts were $1,393 million in the first quarter of 2020 compared to pre-tax gains of $770 million in the first quarter of 2019. The losses in 2020 were attributable to the sharp declines in equity index values.

Other

A summary of after-tax other earnings/losses follows (in millions).

	First Quarter
	2020	2019
Equity method earnings	$256	$166
Acquisition accounting expenses	(202)	(192)
Corporate interest expense, before foreign currency effects	(96)	(74)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	175	134
Income tax expense adjustment	—	(377)
Other, principally corporate investment income	200	214
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$333	$(129)

After-tax equity method earnings include Berkshire’s share of earnings attributable to Kraft Heinz, Pilot, Berkadia and Electric Transmission of Texas. As discussed in Note 5 to the accompanying unaudited Consolidated Financial Statements, financial results of Kraft Heinz for the first quarter of 2019 were not made available to us until the third quarter of 2019. Accordingly, our consolidated statement of earnings for the first quarter of 2019 does not include our share of Kraft Heinz’s earnings for that period. After-tax earnings related to our Kraft Heinz investment were $99 million for the first quarter of 2020.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization or impairment of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains and losses pertain to non-U.S. Dollar denominated debt issued by Berkshire and BHFC. As of March 31, 2020, outstanding borrowings included senior notes of €6.85 billion par, ¥430 billion par and £1.75 billion par. Changes in foreign currency exchange rates produce non-cash unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates.

The income tax expense adjustment in the first quarter of 2019 relates to investments that we made between 2015 and 2018 in certain tax equity investment funds, which aggregated approximately $340 million. In December 2018 and during the first quarter of 2019, we learned of allegations by federal authorities of fraudulent income conduct by the sponsor of these funds and in January 2020, the principals involved in creating the investment funds plead guilty to criminal charges related to the sale of the investments. In the first quarter of 2019, we concluded it was more likely than not that the income tax benefits that we recognized prior to 2019 were not valid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our consolidated balance sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity at March 31, 2020 was $371.6 billion, a decrease of $53.2 billion since December 31, 2019. Net loss attributable to Berkshire shareholders in the first three months of 2020 was $49.7 billion, which included after-tax losses on our investments of approximately $54.5 billion that were primarily due to decreases in market prices of the equity securities we owned at March 31, 2020.

Our operating business groups are preparing for reduced cash flows from reduced revenues and economic activity as a result of COVID-19. We are taking measures to reduce costs as appropriate through the measures previously described in this Report. While we cannot reliably predict when all of our businesses will become fully operational, we currently believe our liquidity and capital strength, which is extremely strong, to be adequate.

At March 31, 2020, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills (net of amounts payable for acquired but not yet settled purchases) of $124.7 billion, which included $105.5 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $198.7 billion. Additionally, during the month of April we received approximately $6.1 billion from the sales of equity securities, net of the costs of equity securities purchased. The proceeds from these activities have been primarily reinvested in U.S. Treasury Bills.

Berkshire parent company debt outstanding at March 31, 2020 was $19.8 billion, relatively unchanged since December 31, 2019. In March 2020, Berkshire repaid maturing senior notes of €1.0 billion and issued €1.0 billion of 0.0% senior notes due in 2025. In April 2020, Berkshire issued ¥195.5 billion of senior notes (approximately $1.8 billion), which has a weighted average interest rate of 1.07% and maturity dates ranging from 2023 to 2060. Over the remainder of 2020, there are no other Berkshire senior note maturities. In the first quarter of 2021, senior notes of $1.6 billion will mature.

Berkshire’s insurance and other subsidiary outstanding borrowings were $17.7 billion at March 31, 2020, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $11.0 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our UTLX railcar leasing business. In January 2020, BHFC repaid $350 million of maturing senior notes and in March 2020, BHFC issued $500 million of 1.85% senior notes due in 2030. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes. Over the next 12 months, approximately $1.3 billion of BHFC senior notes will mature.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first three months of 2020 were $2.0 billion and we currently forecast additional capital expenditures of approximately $8.8 billion over the remainder of 2020.

BNSF’s outstanding debt was $23.2 billion as of March 31, 2020, relatively unchanged from December 31, 2019. In April 2020, BNSF issued $575 million of 3.05% senior unsecured debentures due in 2051. Outstanding borrowings of BHE and its subsidiaries were $43.6 billion at March 31, 2020, an increase of approximately $1.0 billion since December 31, 2019.  In the first three months of 2020, BHE and its subsidiaries issued new term debt aggregating $4.0 billion with maturity dates ranging from 2025 to 2050, repaid approximately $1.7 billion of term debt and reduced short-term borrowings by approximately $1.1 billion. In April 2020, a BHE subsidiary issued $1.0 billion of term debt consisting of $400 million of 2.7% bonds due in 2030 and $600 million of 3.3% bonds due in 2051. Over the remainder of 2020, BHE and its subsidiaries will repay approximately $800 million of maturing term debt. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

Berkshire’s common stock repurchase program was amended on July 17, 2018, permitting Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. In the first three months of 2020, Berkshire paid $1.7 billion to repurchase shares of Class A and B common stock.

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

In the first three months of 2020, Berkshire and its subsidiaries issued new term debt. Principal and interest payments associated with these new term borrowings are expected as follows: in 2020 – $103 million; in 2021 and 2022 – $317 million; in 2023 and 2024 – $317 million; and thereafter – $7.2 billion. In April 2020, Berkshire and certain other subsidiaries issued new term debt aggregating $3.4 billion with maturities ranging from 2023 to 2060.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2020 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2019.

Our Consolidated Balance Sheet as of March 31, 2020 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $116 billion. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2020 included goodwill of acquired businesses of $82 billion and other indefinite-lived intangible assets of $19 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2019. Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and assets. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment is required in estimating the fair value of a reporting unit and in performing impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts.

In response to the adverse effects of the COVID-19 pandemic, we considered whether goodwill needed to be reevaluated for impairment as of March 31, 2020, including goodwill for certain reporting units where the estimated fair value exceeded the carrying value by less than 20% as of the most recent annual impairment test. Making estimates of the fair value of reporting units at this time are significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on the reporting unit’s business, which we cannot reliably predict at this time. Consequently, any fair value estimates in such instances can be subject to wide variations.

We considered the available facts and made qualitative assessments and judgements for what we believed represent reasonably possible outcomes. While the fair values of certain of these reporting units declined since the time that the tests were conducted in the fourth quarter of 2019, we concluded it is more likely than not that goodwill was not impaired as of March 31, 2020. However, COVID-19 pandemic events will continue to evolve and the negative effects on our companies could prove to be worse than we currently estimate and lead us to record goodwill or indefinite-lived asset impairment charges prior to the next annual impairment review in the fourth quarter of 2020.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane, act of terrorism or cyber attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations, the frequency and severity of epidemics, pandemics or other outbreaks, including COVID-19, that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates, changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2020, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part II Other Information

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2019 to which reference is made herein. These risk factors are supplemented for the items described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Epidemics, pandemics or other outbreaks, including COVID-19, could hurt our operating businesses.

The outbreak of COVID-19 has adversely affected, and in the future it or other epidemics, pandemics or outbreaks may adversely affect, our operations, including our equity securities portfolio. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, credit losses when customers and other counterparties fail to satisfy their obligations to us, and volatility in global equity securities markets, among other factors. We share most of these risks with all businesses.

Unfavorable general economic conditions may significantly reduce our operating earnings and impair our ability to access capital markets at a reasonable cost.

Our operating businesses are subject to economic conditions affecting the general economy or the specific industries in which they operate. To the extent that economic conditions in the U.S. and worldwide are depressed by the effects of COVID-19 or otherwise, one or more of our significant operations could be materially harmed. In addition, our utilities and energy businesses and our railroad business regularly utilize debt as a component of their capital structures, and depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the capital markets is restricted or the cost of funding increases, these operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the first quarter of 2020 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January 3 through January 15:
Class A common stock	177	$339,082.41	177	*
Class B common stock	582,074	$226.11	582,074	*

February 24 through February 28:
Class A common stock	164	$325,411.91	164	*
Class B common stock	4,486,775	$214.00	4,486,775	*

March 2 through March 10:
Class A common stock	1,001	$301,085.61	1,001	*
Class B common stock	319,814	$214.18	319,814	*

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

Part II Other Information

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 2, 2020	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer