Form 10-Q
period 2020-09-30
BERKSHIRE HATHAWAY INC
filed 2020-11-09
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 26, 2020:

Class A —	649,184
Class B —	1,370,951,744

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$23,078	$61,151
Short-term investments in U.S. Treasury Bills	118,906	63,822
Investments in fixed maturity securities	19,435	18,685
Investments in equity securities	245,317	248,027
Equity method investments	17,152	17,505
Loans and finance receivables	18,584	17,527
Other receivables	34,389	32,418
Inventories	19,361	19,852
Property, plant and equipment	21,141	21,438
Equipment held for lease	14,714	15,065
Goodwill	47,091	57,052
Other intangible assets	29,652	31,051
Deferred charges under retroactive reinsurance contracts	13,012	13,747
Other	14,121	13,232
	635,953	630,572
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,739	3,024
Receivables	3,426	3,417
Property, plant and equipment	140,398	137,838
Goodwill	24,774	24,830
Regulatory assets	2,933	2,881
Other	18,723	15,167
	193,993	187,157
	$829,946	$817,729

*	Cash and cash equivalents includes U.S. Treasury Bills with maturities of three months or less when purchased of $2.4 billion at September 30, 2020 and $37.1 billion at December 31, 2019.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$78,041	$73,019
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	41,786	42,441
Unearned premiums	22,018	19,782
Life, annuity and health insurance benefits	20,975	20,155
Other policyholder liabilities	8,201	7,723
Accounts payable, accruals and other liabilities	28,976	27,611
Payable for purchase of U.S. Treasury Bills	6,795	—
Derivative contract liabilities	1,547	968
Aircraft repurchase liabilities and unearned lease revenues	5,390	5,281
Notes payable and other borrowings	38,891	37,590
	252,620	234,570
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,050	14,708
Regulatory liabilities	6,921	7,311
Notes payable and other borrowings	68,800	65,778
	90,771	87,797
Income taxes, principally deferred	67,340	66,799
Total liabilities	410,731	389,166
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,621	35,658
Accumulated other comprehensive income	(5,190)	(5,243)
Retained earnings	408,791	402,493
Treasury stock, at cost	(24,075)	(8,125)
Berkshire Hathaway shareholders’ equity	415,155	424,791
Noncontrolling interests	4,060	3,772
Total shareholders’ equity	419,215	428,563
	$829,946	$817,729

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$15,913	$15,323	$47,256	$44,505
Sales and service revenues	32,703	34,026	93,332	100,563
Leasing revenues	1,316	1,438	3,905	4,365
Interest, dividend and other investment income	1,717	2,483	6,143	6,895
	51,649	53,270	150,636	156,328
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,148	5,982	15,101	17,558
Energy operating revenues	4,451	4,338	11,504	11,729
Service revenues and other income	1,776	1,382	3,888	3,633
	11,375	11,702	30,493	32,920
Total revenues	63,024	64,972	181,129	189,248

Investment and derivative contract gains/losses	31,582	10,926	1,392	41,296

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	11,667	10,858	32,712	31,701
Life, annuity and health insurance benefits	1,311	1,176	4,101	3,245
Insurance underwriting expenses	3,228	2,708	9,219	8,033
Cost of sales and services	25,957	26,950	74,565	79,764
Cost of leasing	854	1,010	2,605	3,030
Selling, general and administrative expenses	5,181	4,384	14,304	13,645
Goodwill and intangible asset impairments	25	—	10,659	—
Interest expense	263	261	817	790
	48,486	47,347	148,982	140,208
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,161	3,839	9,625	11,706
Utilities and energy cost of sales and other expenses	3,101	2,981	8,326	8,503
Other expenses	1,481	1,162	3,422	2,990
Interest expense	737	724	2,209	2,178
	8,480	8,706	23,582	25,377
Total costs and expenses	56,966	56,053	172,564	165,585
Earnings before income taxes and equity method earnings	37,640	19,845	9,957	64,959
Equity method earnings	290	644	333	936
Earnings before income taxes	37,930	20,489	10,290	65,895
Income tax expense	7,517	3,832	3,167	13,333
Net earnings	30,413	16,657	7,123	52,562
Earnings attributable to noncontrolling interests	276	133	437	304
Net earnings attributable to Berkshire Hathaway shareholders	$30,137	$16,524	$6,686	$52,258
Net earnings per average equivalent Class A share	$18,994	$10,119	$4,160	$31,944
Net earnings per average equivalent Class B share*	$12.66	$6.75	$2.77	$21.30
Average equivalent Class A shares outstanding	1,586,698	1,633,002	1,607,041	1,635,903
Average equivalent Class B shares outstanding	2,380,046,304	2,449,502,430	2,410,561,550	2,453,854,768

*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net earnings	$30,413	$16,657	$7,123	$52,562
Other comprehensive income:
Unrealized appreciation of investments	19	(39)	42	179
Applicable income taxes	(4)	10	(13)	(40)
Foreign currency translation	791	(700)	(77)	(534)
Applicable income taxes	(3)	6	34	3
Defined benefit pension plans	(24)	(45)	86	47
Applicable income taxes	8	7	(14)	(16)
Other, net	16	10	(19)	(35)
Other comprehensive income, net	803	(751)	39	(396)
Comprehensive income	31,216	15,906	7,162	52,166
Comprehensive income attributable to noncontrolling interests	302	112	423	301
Comprehensive income attributable to Berkshire Hathaway shareholders	$30,914	$15,794	$6,739	$51,865

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the third quarter and first nine months of 2019
Balance at December 31, 2018	$35,715	$(5,015)	$321,112	$(3,109)	$3,797	$352,500
Net earnings	—	—	21,661	—	71	21,732
Other comprehensive income, net	—	288	—	—	22	310
Issuance (acquisition) of common stock	13	—	—	(1,690)	—	(1,677)
Transactions with noncontrolling interests	(98)	—	—	—	(176)	(274)
Balance at March 31, 2019	35,630	(4,727)	342,773	(4,799)	3,714	372,591
Net earnings	—	—	14,073	—	100	14,173
Other comprehensive income, net	—	49	—	—	(4)	45
Issuance (acquisition) of common stock	8	—	—	(443)	—	(435)
Transactions with noncontrolling interests	(20)	—	—	—	37	17
Balance at June 30, 2019	35,618	(4,678)	356,846	(5,242)	3,847	386,391
Net earnings	—	—	16,524	—	133	16,657
Other comprehensive income, net	—	(730)	—	—	(21)	(751)
Issuance (acquisition) of common stock	—	—	—	(695)	—	(695)
Transactions with noncontrolling interests and other	2	—	(36)	—	(10)	(44)
Balance at September 30, 2019	$35,620	$(5,408)	$373,334	$(5,937)	$3,949	$401,558
.
For the third quarter and first nine months of 2020
Balance at December 31, 2019	$35,666	$(5,243)	$402,493	$(8,125)	$3,772	$428,563
Net earnings	—	—	(49,746)	—	49	(49,697)
Adoption of new accounting pronouncement	—	—	(388)	—	—	(388)
Other comprehensive income, net	—	(1,478)	—	—	(53)	(1,531)
Issuance (acquisition) of common stock	—	—	—	(1,575)	—	(1,575)
Transactions with noncontrolling interests	(39)	—	—	—	(98)	(137)
Balance at March 31, 2020	35,627	(6,721)	352,359	(9,700)	3,670	375,235
Net earnings	—	—	26,295	—	112	26,407
Other comprehensive income, net	—	754	—	—	13	767
Issuance (acquisition) of common stock	—	—	—	(5,115)	—	(5,115)
Transactions with noncontrolling interests	(4)	—	—	—	(37)	(41)
Balance at June 30, 2020	35,623	(5,967)	378,654	(14,815)	3,758	397,253
Net earnings	—	—	30,137	—	276	30,413
Other comprehensive income, net	—	777	—	—	26	803
Issuance (acquisition) of common stock	—	—	—	(9,260)	—	(9,260)
Transactions with noncontrolling interests	6	—	—	—	—	6
Balance at September 30, 2020	$35,629	$(5,190)	$408,791	$(24,075)	$4,060	$419,215

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Nine Months
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net earnings	$7,123	$52,562
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(2,032)	(40,079)
Depreciation and amortization	7,692	7,407
Other, including asset impairment charges	10,934	(1,740)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	4,480	3,252
Deferred charges reinsurance assumed	735	745
Unearned premiums	2,544	2,663
Receivables and originated loans	(3,223)	(3,618)
Other assets	(1,673)	(2,419)
Other liabilities	2,446	(889)
Income taxes	201	8,726
Net cash flows from operating activities	29,227	26,610
Cash flows from investing activities:
Purchases of equity securities	(22,406)	(15,090)
Sales of equity securities	28,564	7,127
Purchases of U.S. Treasury Bills and fixed maturity securities	(153,897)	(72,189)
Sales of U.S. Treasury Bills and fixed maturity securities	23,744	13,602
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	81,252	94,742
Purchases of loans and finance receivables	(619)	(57)
Collections of loans and finance receivables	268	259
Acquisitions of businesses, net of cash acquired	(111)	(732)
Purchases of property, plant and equipment and equipment held for lease	(9,516)	(11,139)
Other	(1,685)	(1,067)
Net cash flows from investing activities	(54,406)	15,456
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	3,435	8,141
Repayments of borrowings of insurance and other businesses	(2,116)	(5,046)
Proceeds from borrowings of railroad, utilities and energy businesses	6,424	4,163
Repayments of borrowings of railroad, utilities and energy businesses	(2,449)	(1,766)
Changes in short term borrowings, net	(1,062)	165
Acquisition of treasury stock	(15,712)	(2,807)
Other	(196)	(341)
Net cash flows from financing activities	(11,676)	2,509
Effects of foreign currency exchange rate changes	(340)	(95)
Increase (decrease) in cash and cash equivalents and restricted cash	(37,195)	44,480
Cash and cash equivalents and restricted cash at beginning of year	64,632	30,811
Cash and cash equivalents and restricted cash at end of third quarter *	$27,437	$75,291
* Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$61,151	$27,749
Railroad, Utilities and Energy	3,024	2,612
Restricted cash, included in other assets	457	450
	$64,632	$30,811
End of third quarter—
Insurance and Other	$23,078	$71,064
Railroad, Utilities and Energy	3,739	3,712
Restricted cash, included in other assets	620	515
	$27,437	$75,291

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The novel coronavirus (“COVID-19”) spread rapidly across the world in 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March. COVID-19 has since adversely affected nearly all of our operations, although the effects are varying significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the time necessary to develop and produce a safe and effective vaccine that can be widely distributed throughout the world and the long-term effect on the demand for certain of our products and services. Accordingly, significant estimates used in the preparation of our financial statements including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts may be subject to significant adjustments in future periods. Additionally, GEICO’s underwriting results will likely be negatively affected over the remainder of the year and in the first quarter of 2021, as the remaining impact of the GEICO Giveback program (a program whereby all voluntary auto and motorcycle insurance policies renewed and newly issued during the period between April 8, 2020 and October 7, 2020 receive a 15% premium rate reduction) will be reflected in earned premiums during these periods.

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

Notes to Consolidated Financial Statements (Continued)

Note 2. New accounting pronouncements (Continued)

Trade receivables, insurance premium receivables and other receivables are primarily short-term in duration with stated collection terms of less than one year from the date of origination. In establishing credit loss allowances for such receivables, we primarily utilize credit loss history. However, credit loss allowances may be adjusted as a result of current conditions and when we expect reasonable and supportable forecasts to deviate from historical experience. In evaluating expected credit losses of reinsurance recoverables, we review the credit quality of the counterparty and consider credit ratings, right-of-offset provisions within reinsurance contracts and other forms of credit enhancement including, collateral, funds held arrangements, guarantees, as well as other publicly available information.

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

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of September 30, 2020 and December 31, 2019 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
U.S. Treasury, U.S. government corporations and agencies	$3,311	$66	$—	$3,377
Foreign governments	9,898	82	(11)	9,969
Corporate bonds	5,125	455	(6)	5,574
Other	447	70	(2)	515
	$18,781	$673	$(19)	$19,435
December 31, 2019
U.S. Treasury, U.S. government corporations and agencies	$3,054	$37	$(1)	$3,090
Foreign governments	8,584	63	(9)	8,638
Corporate bonds	5,896	459	(3)	6,352
Other	539	67	(1)	605
	$18,073	$626	$(14)	$18,685

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2020, approximately 87% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies.

The amortized cost and estimated fair value of fixed maturity securities as of September 30, 2020 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$9,847	$7,885	$302	$405	$342	$18,781
Fair value	9,887	8,030	349	764	405	19,435

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities

Investments in equity securities as of September 30, 2020 and December 31, 2019 are summarized in the tables below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2020*
Banks, insurance and finance	$27,145	$29,065	$56,210
Consumer products	37,016	98,022	135,038
Commercial, industrial and other	41,468	12,601	54,069
	$105,629	$139,688	$245,317

*

Approximately 70% of the aggregate fair value was concentrated in four companies (American Express Company – $15.2 billion; Apple Inc. – $111.7 billion; Bank of America Corporation – $24.9 billion and The Coca-Cola Company – $19.7 billion).

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

On August 8, 2019, Berkshire invested a total of $10 billion in Occidental Corporation (“Occidental”) newly issued Occidental Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion, and warrants to purchase up to 80 million shares of Occidental common stock at an exercise price of $62.50 per share. In accordance with the terms of the warrants, on August 3, 2020, the number of shares of common stock that can be purchased was increased to 83.86 million shares and the exercise price was reduced to $59.62 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference plus any accumulated and unpaid dividends, or mandatorily under certain specified capital return events. Dividends on the preferred stock may be paid in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock. Our investments in Occidental are included in the commercial, industrial and other category in the preceding tables.

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

Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $9.7 billion at September 30, 2020 and $10.5 billion at December 31, 2019. The carrying value of our investment was approximately $13.1 billion at September 30, 2020 and $13.8 billion at December 31, 2019.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

Berkshire’s equity method earnings from Kraft Heinz were $159 million in the third quarter of 2020. Equity method losses from Kraft Heinz were $180 million in the first nine months of 2020, which included approximately $850 million for our proportionate share of goodwill and identifiable intangible asset impairment charges recorded by Kraft Heinz. As previously disclosed in Berkshire’s Form 10-Q for the third quarter of 2019, Kraft Heinz’s financial statements for the first and second quarters of 2019 were not available until August 13, 2019 when Kraft Heinz filed financial statements for those periods with the Securities and Exchange Commission. Thus, Berkshire did not record equity method earnings attributable to Kraft Heinz for each of those periods until the third quarter of 2019. Berkshire’s equity method earnings in the third quarter and first nine months of 2019 included $467 million with respect to Kraft Heinz’s results for the first nine months of 2019, of which $228 million was attributable to Kraft Heinz’s results for the first six months of 2019. Berkshire’s equity method share of the Kraft Heinz goodwill and identifiable intangible asset impairment charges for the first nine months of 2019 was $293 million. We received dividends on the common stock of $391 million in each of the first nine months of 2020 and 2019, which were recorded as reductions to the carrying value of our investment.

As of September 30, 2020, the carrying value of our investment in Kraft Heinz exceeded the fair value based on the quoted market price by $3.4 billion (26% of carrying value). In light of that fact, we evaluated our investment in Kraft Heinz for impairment. We utilize no bright-line tests in such evaluations. Based on the available facts and information regarding the operating results of Kraft Heinz, our ability and intent to hold the investment until recovery, the relative amount of the decline, and the length of time that fair value was less than carrying value, we concluded that recognition of an impairment loss in earnings was not required. However, we will continue to monitor this investment and it is possible that an impairment loss will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	September 26, 2020	December 28, 2019
Assets	$98,122	$101,450
Liabilities	48,783	49,701

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Sales	$6,441	$6,076	$19,246	$18,441
Net earnings (loss) attributable to Kraft Heinz common shareholders*	597	899	(676)	1,753

*	Includes goodwill and identifiable intangible asset impairment charges of approximately $3.2 billion in the first nine months of 2020 and $1.1 billion in the first nine months of 2019.

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”) and Electric Transmission Texas, LLC (“ETT”). The carrying value of our investments in these entities was approximately $4.1 billion as of September 30, 2020 and $3.7 billion as of December 31, 2019. Our equity method earnings from these entities in the first nine months were $513 million in 2020 and $491 million in 2019. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through its issuance of commercial paper, which is currently limited to $1.5 billion. On September 30, 2020, Berkadia’s commercial paper outstanding was $1.47 billion. The commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

A Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest. In 2017, we acquired a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot is the largest operator of travel centers in North America, supplying more than 11 billion gallons of fuel per year via more than 950 retail locations across 44 U.S. states and six Canadian provinces and through wholesale distribution. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire an additional 41.4% interest in Pilot in 2023, with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Notes to Consolidated Financial Statements (Continued)

Note 6. Investment gains/losses

Investment gains/losses in the third quarter and first nine months of 2020 and 2019 are summarized as follows (in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Equity securities:
Unrealized investment gains during the period on securities held at the end of the period	$30,837	$10,489	$16,458	$39,546
Investment gains/losses on securities sold during the period	1,330	135	(13,901)	464
	32,167	10,624	2,557	40,010
Fixed maturity securities:
Gross realized gains	12	59	53	71
Gross realized losses	(2)	(2)	(22)	(18)
Other	(552)	11	(556)	16
	$31,625	$10,692	$2,032	$40,079

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $28.6 billion in the first nine months of 2020 and $7.1 billion in the first nine months of 2019. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly or annual period or, if later, the purchase date. Our taxable gains/losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable gains were $3.9 billion in the third quarter and $666 million in first nine months of 2020. Taxable gains were $609 million in the third quarter and $1.96 billion in first nine months of 2019.

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	September 30, 2020	December 31, 2019
Loans and finance receivables before allowances and discounts	$19,832	$18,199
Allowances for credit losses	(731)	(167)
Unamortized acquisition discounts and points	(517)	(505)
	$18,584	$17,527

Loans and finance receivables are principally installment loans originated or acquired by our manufactured housing business. Reconciliations of the allowance for credit losses on loans and finance receivables for each of the first nine months of 2020 and 2019 follow (in millions).

	2020	2019
Balance at beginning of year	$167	$177
Adoption of ASC 326	486	—
Provision for credit losses	177	109
Charge-offs, net of recoveries	(99)	(103)
Balance at September 30	$731	$183

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables (Continued)

As of September 30, 2020, approximately 99% of manufactured housing loan balances were evaluated collectively for impairment. As of September 30, 2020, we considered approximately 97% of the loan balances to be current as to payment status. A summary of performing and non-performing manufactured housing loans before discounts and allowances by year of loan origination as of September 30, 2020 follows (in millions).

	Loans and Financing Receivables by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Performing	$3,328	$2,603	$1,983	$1,471	$1,314	$6,918	$17,617
Non-performing	3	4	6	7	8	49	77
Total	$3,331	$2,607	$1,989	$1,478	$1,322	$6,967	$17,694

We are party to an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which expires on July 31, 2023. The outstanding loan under the facility was approximately $1.6 billion at September 30, 2020 and December 31, 2019, and is secured by mortgages on real estate properties. In the first quarter of 2020, we provided a loan to Lee Enterprises, Inc. in connection with its acquisition of our newspaper operations and the repayment of its then outstanding credit facilities. The loan balance at September 30, 2020 was $538 million. We are the sole lender to each of these entities and each of these loans is current as to payment status.
Note 8. Other receivables

Other receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2020	December 31, 2019
Insurance premiums receivable	$15,379	$13,379
Reinsurance recoverable on unpaid losses	2,857	2,855
Trade receivables	11,840	12,275
Other	4,916	4,327
Allowances for credit losses	(603)	(418)
	$34,389	$32,418

Receivables of railroad and utilities and energy businesses are comprised of the following (in millions).

	September 30, 2020	December 31, 2019
Trade receivables	$3,245	$3,120
Other	305	388
Allowances for credit losses	(124)	(91)
	$3,426	$3,417

Provisions for credit losses on receivables summarized in the preceding tables were $449 million in the first nine months of 2020.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2020	December 31, 2019
Raw materials	$4,705	$4,492
Work in process and other	2,712	2,700
Finished manufactured goods	4,645	4,821
Goods acquired for resale	7,299	7,839
	$19,361	$19,852

Notes to Consolidated Financial Statements (Continued)

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	September 30, 2020	December 31, 2019
Land, buildings and improvements	$13,555	$13,259
Machinery and equipment	24,765	24,285
Furniture, fixtures and other	4,689	4,666
	43,009	42,210
Accumulated depreciation	(21,868)	(20,772)
	$21,141	$21,438

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	September 30, 2020	December 31, 2019
Railroad:
Land, track structure and other roadway	$63,318	$62,404
Locomotives, freight cars and other equipment	13,477	13,482
Construction in progress	1,075	748
	77,870	76,634
Accumulated depreciation	(12,724)	(12,101)
	65,146	64,533
Utilities and energy:
Utility generation, transmission and distribution systems	82,743	81,127
Interstate natural gas pipeline assets	8,281	8,165
Independent power plants and other assets	8,952	8,817
Construction in progress	5,132	3,732
	105,108	101,841
Accumulated depreciation	(29,856)	(28,536)
	75,252	73,305
	$140,398	$137,838

Depreciation expense for the first nine months of 2020 and 2019 is summarized below (in millions).

	First Nine Months
	2020	2019
Insurance and other	$1,725	$1,660
Railroad, utilities and energy	4,105	3,881
	$5,830	$5,541

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. A summary of equipment held for lease follows (in millions).

	September 30, 2020	December 31, 2019
Railcars	$9,396	$9,260
Aircraft	8,061	8,093
Other	4,887	4,862
	22,344	22,215
Accumulated depreciation	(7,630)	(7,150)
	$14,714	$15,065

Depreciation expense for equipment held for lease in the first nine months was $900 million in 2020 and $880 million in 2019. Operating lease revenues by type for the third quarter and first nine months of 2020 and 2019 were as follows (in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Fixed lease revenue	$1,047	$1,097	$3,205	$3,289
Variable lease revenue	269	341	700	1,076
	$1,316	$1,438	$3,905	$4,365

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first nine months of 2020 and for the year ended December 31, 2019 follow (in millions).

	September 30, 2020	December 31, 2019
Balance at beginning of year	$81,882	$81,025
Acquisitions of businesses	25	890
Impairment charges	(10,021)	—
Other, including foreign currency translation	(21)	(33)
Balance at end of period	$71,865	$81,882

Other intangible assets and related accumulated amortization are summarized as follows (in millions).

	September 30, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other:
Customer relationships	$27,344	$5,548	$27,943	$5,025
Trademarks and trade names	5,193	774	5,286	759
Patents and technology	4,720	3,255	4,560	3,032
Other	3,319	1,347	3,364	1,286
	$40,576	$10,924	$41,153	$10,102
Railroad, utilities and energy:
Customer relationships	$678	$352	$678	$324
Trademarks, trade names and other	325	91	325	84
	$1,003	$443	$1,003	$408

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible asset amortization expense in the first nine months was $962 million in 2020 and $986 million in 2019. Intangible assets with indefinite lives were $18.3 billion as of September 30, 2020 and $19.0 billion as of December 31, 2019 and primarily related to certain customer relationships and trademarks and trade names.

During the second quarter of 2020, we concluded it was necessary to reevaluate goodwill and indefinite-lived intangible assets of certain of our reporting units for impairment due to the disruptions arising from the COVID-19 pandemic. We believed that the most significant of these disruptions related to the air travel and commercial aerospace and supporting industries. We recorded pre-tax goodwill impairment charges of approximately $10 billion and pre-tax indefinite-lived intangible asset impairment charges of $638 million in the second quarter of 2020. Approximately $10 billion of these charges related to Precision Castparts Corp. (“PCC”), the largest business within Berkshire's manufacturing segment. The carrying value of PCC-related goodwill and indefinite-lived intangible assets prior to the impairment charges was approximately $31 billion.

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

Disruptions arising from the COVID-19 pandemic will likely continue to evolve and the effects on our businesses may differ from what we currently estimate. If the effects prove to be worse than is reflected in our current estimates, additional goodwill or indefinite-lived intangible asset impairment charges could be required.

Note 13. Derivative contracts

We are party to derivative contracts through certain of our subsidiaries. The most significant derivative contracts consist of equity index put option contracts. The liabilities and related notional values of these contracts follow (in millions).

	Liabilities	Notional Value
September 30, 2020	$1,547	$12,472
December 31, 2019	968	14,385

The equity index put option contracts are European style options written prior to March 2008 on four major equity indexes. Notional value in the preceding table represents the aggregate undiscounted amounts payable assuming the value of each index is zero at each contract’s expiration date. Certain contracts are denominated in foreign currencies and the related notional amounts are based on the foreign currency exchange rates as of the balance sheet date. These contracts produced pre-tax losses of $43 million in the third quarter and $640 million in the first nine months of 2020 and pre-tax gains of $234 million in the third quarter and $1,217 million in the first nine months of 2019.

Substantially all open contracts as of September 30, 2020 will expire by February 2023. The weighted average life of unexpired contracts at September 30, 2020 was approximately 1.25 years. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the contract expiration date. We received aggregate premiums of $2.1 billion on the contract inception dates with respect to unexpired contracts as of September 30, 2020 and we have no counterparty credit risk. The aggregate intrinsic value (the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) was $1.2 billion at September 30, 2020 and $397 million at December 31, 2019. These contracts may not be unilaterally terminated or fully settled before the contract expiration dates and the ultimate amount of cash basis gains or losses will not be determined until the contract expiration dates.

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

Notes to Consolidated Financial Statements (Continued)

Note 14. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 15), for each of the nine months ending September 30, 2020 and 2019 follows (in millions).

	2020	2019
Balances at beginning of year:
Gross liabilities	$73,019	$68,458
Reinsurance recoverable on unpaid losses	(2,855)	(3,060)
Net liabilities	70,164	65,398
Incurred losses and loss adjustment expenses:
Current accident year events	31,777	31,179
Prior accident years’ events	69	(396)
Total	31,846	30,783
Paid losses and loss adjustment expenses:
Current accident year events	(11,691)	(13,144)
Prior accident years’ events	(15,259)	(13,967)
Total	(26,950)	(27,111)
Foreign currency translation adjustment	124	(178)
Balances at September 30:
Net liabilities	75,184	68,892
Reinsurance recoverable on unpaid losses	2,857	3,105
Gross liabilities	$78,041	$71,997

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). We recorded a net increase in estimated ultimate liabilities for prior accident years of $69 million in the first nine months of 2020 and a net decrease of $396 million in the first nine months of 2019, which produced a corresponding increase and decrease in incurred losses and loss adjustment expenses. These changes in the ultimate liability estimates as percentages of the net liabilities at the beginning of each year were relatively insignificant.

In the first nine months of 2020, we reduced estimated ultimate liabilities for prior years’ loss events for primary insurance by $273 million and increased estimates for reinsurance liabilities by $342 million. The net decrease for primary insurance was primarily attributable to lower than anticipated private passenger automobile, medical professional liability and workers’ compensation claims. The net increase related to reinsurance included increased claims estimates for legacy casualty exposures. In the first nine months of 2019, the net decrease in estimated ultimate liabilities for prior accident years was primarily attributable to private passenger automobile, medical professional liability and workers’ compensation claims, partly offset by increased liabilities for legacy casualty exposures and other commercial insurance business.

Notes to Consolidated Financial Statements (Continued)

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract inception date or, when applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the nine months ending September 30, 2020 and 2019 follow (in millions).

	2020		2019
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances at beginning of year	$42,441	$(13,747)	$41,834	$(14,104)
Incurred losses and loss adjustment expenses:
Current year contracts	—	—	175	(82)
Prior years’ contracts	131	735	(2)	827
Total	131	735	173	745
Paid losses and loss adjustment expenses	(786)	—	(643)	—
Balances at September 30	$41,786	$(13,012)	$41,364	$(13,359)
Incurred losses and loss adjustment expenses, net of deferred charges	$866		$918

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts. Incurred losses and loss adjustment expenses in the first nine months related to contracts written in prior years were $866 million in 2020 and $825 million in 2019. Such losses reflected the recurring amortization of deferred charges and the effects of changes in the estimated timing and amount of future loss payments.

Berkshire’s subsidiary, National Indemnity Company (“NICO”), is party to a contract with various subsidiaries of American International Group, Inc. (collectively, “AIG”), in which NICO’s ultimate liability is contractually limited to $20 billion. Our estimated ultimate claim liabilities with respect to the AIG contract at both September 30, 2020 and December 31, 2019 were $18.2 billion. Deferred charge assets related to the AIG contract were approximately $5.8 billion at September 30, 2020 and $6.3 billion at December 31, 2019.

Note 16. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2020.

	Weighted Average Interest Rate	September 30, 2020	December 31, 2019
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2020-2047	3.2%	$8,320	$8,324
Euro denominated due 2021-2035	1.0%	7,986	7,641
Japanese Yen denominated due 2023-2060	0.6%	5,902	3,938
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2020-2049	4.1%	8,829	8,679
Great Britain Pound denominated due 2039-2059	2.5%	2,218	2,274
Other subsidiary borrowings due 2020-2045	4.2%	4,676	5,262
Subsidiary short-term borrowings	2.7%	960	1,472
		$38,891	$37,590

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

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. In the first nine months of 2020, BHFC repaid $350 million of maturing senior notes and issued $500 million of 1.85% senior notes due in 2030. In October 2020, BHFC repaid $550 million of maturing senior notes and issued $2.5 billion of senior notes consisting of $750 million of 1.45% senior notes due in 2030 and $1.75 billion of 2.85% senior notes due in 2050.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.85 billion, £1.75 billion and ¥625.5 billion par) reflect the applicable foreign currency exchange rates as of the balance sheet dates. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax losses of $549 million in the third quarter and $447 million in the first nine months of 2020 and pre-tax gains of $383 million in the third quarter and $447 million in the first nine months of 2019.

In addition to BHFC borrowings, Berkshire guaranteed approximately $1.2 billion of other subsidiary borrowings at September 30, 2020. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	September 30, 2020	December 31, 2019
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2021-2050	4.5%	$11,462	$8,581
Subsidiary and other debt due 2020-2064	4.3%	31,693	30,772
Short-term borrowings	1.8%	2,400	3,214
Burlington Northern Santa Fe and subsidiaries due 2020-2097	4.6%	23,245	23,211
		$68,800	$65,778

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. During the first nine months of 2020, BHE and its subsidiaries issued new term debt of approximately $5.5 billion with maturity dates ranging from 2025 to 2062 and a weighted average interest rate of 3.4%. In the first nine months of 2020, BHE and its subsidiaries repaid $1.9 billion of debt and reduced short-term borrowings. On October 29, 2020, BHE issued $500 million of 1.65% senior notes due in 2031 and $1.5 billion of 2.85% senior notes due in 2051.

BNSF’s borrowings are primarily senior unsecured debentures. In April 2020, BNSF issued $575 million of 3.05% senior unsecured debentures due in 2051. During the first nine months of 2020, BNSF repaid $541 million of debt. As of September 30, 2020, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of September 30, 2020, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $9.5 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $7.8 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2020 and December 31, 2019, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,377	$3,377	$3,331	$46	$—
Foreign governments	9,969	9,969	6,890	3,079	—
Corporate bonds	5,574	5,574	—	5,574	—
Other	515	515	—	515	—
Investments in equity securities	245,317	245,317	236,804	38	8,475
Investment in Kraft Heinz common stock	13,101	9,747	9,747	—	—
Loans and finance receivables	18,584	19,737	—	2,509	17,228
Derivative contract assets (1)	261	261	2	64	195
Derivative contract liabilities:
Railroad, utilities and energy (1)	109	109	5	93	11
Equity index put options	1,547	1,547	—	—	1,547
Notes payable and other borrowings:
Insurance and other	38,891	43,439	—	43,426	13
Railroad, utilities and energy	68,800	84,315	—	84,315	—
December 31, 2019
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,090	$3,090	$3,046	$44	$—
Foreign governments	8,638	8,638	5,437	3,201	—
Corporate bonds	6,352	6,352	—	6,350	2
Other	605	605	—	605	—
Investments in equity securities	248,027	248,027	237,271	46	10,710
Investment in Kraft Heinz common stock	13,757	10,456	10,456	—	—
Loans and finance receivables	17,527	17,861	—	1,809	16,052
Derivative contract assets (1)	145	145	—	23	122
Derivative contract liabilities:
Railroad, utilities and energy (1)	76	76	6	59	11
Equity index put options	968	968	—	—	968
Notes payable and other borrowings:
Insurance and other	37,590	40,589	—	40,569	20
Railroad, utilities and energy	65,778	76,237	—	76,237	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019 follow (in millions).

		Gains (losses) included in:
	Balance at beginning of year	Earnings	Regulatory assets and liabilities	Acquisitions, dispositions and settlements	Balance at September 30
Investments in fixed maturity and equity securities:
2020	$10,407	$(2,235)	$—	$(2)	$8,170
2019	7	499	—	10,002	10,508

Net derivative contract liabilities:
2020	(857)	(72)	(36)	(398)	(1,363)
2019	(2,343)	1,528	(41)	(282)	(1,138)

Quantitative information as of September 30, 2020 with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,159	Discounted cash flow	Expected duration	9 years
			Discount for transferability restrictions and subordination	375 basis points
Common stock warrants	10	Warrant pricing model	Expected duration	9 years
			Volatility	28%
Derivative contract liabilities	1,547	Option pricing model	Volatility	20%

Investments in equity securities in the preceding table include our investments in Occidental Preferred and Occidental common stock warrants. See Note 4 for information regarding these investments. These investments are subject to contractual restrictions on transferability and may contain provisions that prevent us from economically hedging our investments. In applying discounted cash flow techniques in valuing the Occidental Preferred, we made assumptions regarding the expected duration of the investment and the effects of subordination in liquidation. In valuing the Occidental common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we made assumptions regarding the expected duration and volatility of the warrants.

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

As described in Note 12, we recorded goodwill and indefinite-lived intangible asset impairment charges in the second quarter of 2020. These charges reflected our estimates of fair values of the related reporting units for goodwill and of the indefinite-lived intangible assets, and the related measurements are considered Level 3 measurements.

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

Note 18. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2020 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2019	719,307	(17,337)	701,970	1,408,183,852	(23,702,319)	1,384,481,533
Conversions of Class A common stock to Class B common stock	(39,694)	—	(39,694)	59,541,000	—	59,541,000
Treasury stock acquired	—	(11,330)	(11,330)	—	(64,487,462)	(64,487,462)
Balances at September 30, 2020	679,613	(28,667)	650,946	1,467,724,852	(88,189,781)	1,379,535,071

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,570,636 shares outstanding as of September 30, 2020 and 1,624,958 shares outstanding as of December 31, 2019.

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

Notes to Consolidated Financial Statements (Continued)

Note 19. Income taxes

Our consolidated effective income tax rates were 19.8% for the third quarter and 30.8% for the first nine months of 2020 and 18.7% for the third quarter and 20.2% for the first nine months of 2019. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, the magnitude of gains or losses with respect to our investments in equity securities and of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the nine months ending September 30, 2020 and 2019 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First nine months of 2020
Balance at beginning of year	$481	$(4,346)	$(1,369)	$(9)	$(5,243)
Other comprehensive income, net	29	(28)	67	(15)	53
Balance at end of period	$510	$(4,374)	$(1,302)	$(24)	$(5,190)

First nine months of 2019
Balance at beginning of year	$370	$(4,603)	$(816)	$34	$(5,015)
Other comprehensive income, net	137	(534)	33	(29)	(393)
Balance at end of period	$507	$(5,137)	$(783)	$5	$(5,408)

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Nine Months
	2020	2019
Cash paid during the period for:
Income taxes	$2,715	$4,395
Interest:
Insurance and other	892	879
Railroad, utilities and energy	2,174	2,149
Non-cash investing and financing activities:
Non-cash acquisition of equity securities	430	—

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

In July 2020, Berkshire Hathaway Energy (“BHE”) reached a definitive agreement with Dominion Energy, Inc. (“Dominion”) to acquire substantially all of Dominion’s natural gas transmission and storage business, which includes more than 7,700 miles of natural gas transmission pipelines, about 900 billion cubic feet of operated natural gas storage capacity and partial ownership of a liquefied natural gas export, import and storage facility. The agreement provided for an aggregate acquisition price of approximately $4.0 billion and that BHE would also assume approximately $5.7 billion of existing asset-related long-term debt.

Notes to Consolidated Financial Statements (Continued)

Note 22. Contingencies and commitments (Continued)

On October 5, 2020, BHE and Dominion agreed, as permitted under the acquisition agreement, to provide for the acquisition of all originally agreed upon businesses, except for certain pipeline assets (the “Excluded Assets”), for approximately $2.7 billion in cash and BHE’s assumption of approximately $5.3 billion of debt. This acquisition was completed on November 1, 2020. In addition, on October 5, 2020, BHE and Dominion entered into a second acquisition agreement providing for BHE’s acquisition of the Excluded Assets for approximately $1.3 billion in cash and BHE’s assumption of approximately $0.4 billion of debt. The closing of this acquisition is subject to receiving necessary regulatory approvals and other customary closing conditions and is expected to occur in early 2021.

Note 23. Revenues from contracts with customers

We recognize revenue when a good or service is transferred to a customer. A good or service is transferred when or as the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the third quarter and first nine months of 2020 and 2019 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues, which are not considered to be revenues from contracts with customers under GAAP.

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending September 30, 2020
Manufactured products:
Industrial and commercial products	$4,889	$—	$54	$—	$—	$—	$4,943
Building products	4,322	—	—	—	—	—	4,322
Consumer products	4,036	—	—	—	—	—	4,036
Grocery and convenience store distribution	—	7,905	—	—	—	—	7,905
Food and beverage distribution	—	3,968	—	—	—	—	3,968
Auto sales	—	—	2,195	—	—	—	2,195
Other retail and wholesale distribution	599	—	3,182	—	—	—	3,781
Service	370	144	865	5,135	1,474	—	7,988
Electricity and natural gas	—	—	—	—	4,356	—	4,356
Total	14,216	12,017	6,296	5,135	5,830	—	43,494
Other revenues	929	23	966	14	396	17,202	19,530
	$15,145	$12,040	$7,262	$5,149	$6,226	$17,202	$63,024

Nine months ending September 30, 2020
Manufactured products:
Industrial and commercial products	$15,639	$—	$143	$—	$—	$—	$15,782
Building products	11,682	—	—	—	—	—	11,682
Consumer products	10,373	—	—	—	—	—	10,373
Grocery and convenience store distribution	—	23,051	—	—	—	—	23,051
Food and beverage distribution	—	11,561	—	—	—	—	11,561
Auto sales	—	—	5,999	—	—	—	5,999
Other retail and wholesale distribution	1,691	—	8,735	—	—	—	10,426
Service	1,105	398	2,460	15,059	3,238	—	22,260
Electricity and natural gas	—	—	—	—	11,190	—	11,190
Total	40,490	35,010	17,337	15,059	14,428	—	122,324
Other revenues	2,686	69	2,884	42	964	52,160	58,805
	$43,176	$35,079	$20,221	$15,101	$15,392	$52,160	$181,129

Notes to Consolidated Financial Statements (Continued)

Note 23. Revenues from contracts with customers (Continued)

	Manufacturing	McLane Company	Service and Retail	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending September 30, 2019
Manufactured products:
Industrial and commercial products	$6,346	$—	$44	$—	$—	$—	$6,390
Building products	4,101	—	—	—	—	—	4,101
Consumer products	3,528	—	—	—	—	—	3,528
Grocery and convenience store distribution	—	8,298	—	—	—	—	8,298
Food and beverage distribution	—	4,202	—	—	—	—	4,202
Auto sales	—	—	2,250	—	—	—	2,250
Other retail and wholesale distribution	524	—	2,946	—	—	—	3,470
Service	445	80	1,034	5,967	1,191	—	8,717
Electricity and natural gas	—	—	—	—	4,213	—	4,213
Total	14,944	12,580	6,274	5,967	5,404	—	45,169
Other revenues	937	24	1,080	15	316	17,431	19,803
	$15,881	$12,604	$7,354	$5,982	$5,720	$17,431	$64,972

Nine months ending September 30, 2019
Manufactured products:
Industrial and commercial products	$19,308	$—	$136	$—	$—	$—	$19,444
Building products	11,796	—	—	—	—	—	11,796
Consumer products	10,487	—	—	—	—	—	10,487
Grocery and convenience store distribution	—	24,375	—	—	—	—	24,375
Food and beverage distribution	—	12,648	—	—	—	—	12,648
Auto sales	—	—	6,312	—	—	—	6,312
Other retail and wholesale distribution	1,602	—	8,959	—	—	—	10,561
Service	1,222	123	3,068	17,517	3,139	—	25,069
Electricity and natural gas	—	—	—	—	11,329	—	11,329
Total	44,415	37,146	18,475	17,517	14,468	—	132,021
Other revenues	2,715	68	3,323	41	894	50,186	57,227
	$47,130	$37,214	$21,798	$17,558	$15,362	$50,186	$189,248

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of September 30, 2020 follows (in millions).

	Performance obligations expected to be satisfied:
	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$1,642	$5,379	$7,021
Other sales and service contracts	1,206	2,457	3,663

Notes to Consolidated Financial Statements (Continued)

Note 24. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the third quarter and first nine months of 2020 and 2019 were as follows (in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$8,540	$8,996	$26,689	$26,487
Berkshire Hathaway Primary Group	2,490	2,387	7,103	6,825
Berkshire Hathaway Reinsurance Group	4,883	3,940	13,464	11,193
Investment income	1,223	1,789	4,486	4,930
Total insurance	17,136	17,112	51,742	49,435
BNSF	5,176	6,021	15,195	17,676
Berkshire Hathaway Energy	6,226	5,720	15,392	15,362
Manufacturing	15,170	15,897	43,238	47,173
McLane Company	12,040	12,604	35,079	37,214
Service and retailing	7,279	7,378	20,272	21,865
	63,027	64,732	180,918	188,725
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	(3)	240	211	523
	$63,024	$64,972	$181,129	$189,248

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$276	$376	$3,320	$1,539
Berkshire Hathaway Primary Group	(126)	153	(63)	290
Berkshire Hathaway Reinsurance Group	(441)	52	(2,033)	(305)
Investment income	1,220	1,782	4,480	4,916
Total insurance	929	2,363	5,704	6,440
BNSF	1,777	1,941	4,855	5,379
Berkshire Hathaway Energy	1,122	1,061	2,074	2,194
Manufacturing	2,255	2,484	5,765	7,205
McLane Company	96	50	205	220
Service and retailing	779	639	1,745	2,005
	6,958	8,538	20,348	23,443
Reconciliation of segments to consolidated amount
Investment and derivative gains/losses	31,582	10,926	1,392	41,296
Interest expense, not allocated to segments	(116)	(96)	(363)	(312)
Equity method investments	290	644	333	936
Goodwill and intangible asset impairments	(25)	—	(10,659)	—
Corporate, eliminations and other	(759)	477	(761)	532
	$37,930	$20,489	$10,290	$65,895

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Insurance – underwriting	$(213)	$440	$956	$1,182
Insurance – investment income	1,015	1,484	3,769	4,087
Railroad	1,347	1,466	3,668	4,057
Utilities and energy	1,395	1,178	2,589	2,390
Manufacturing, service and retailing	2,346	2,455	5,833	7,142
Investment and derivative gains/losses	24,737	8,666	765	32,706
Other*	(490)	835	(10,894)	694
Net earnings attributable to Berkshire Hathaway shareholders	$30,137	$16,524	$6,686	$52,258
*	Includes goodwill and indefinite-lived asset impairment charges of $11.0 billion in the first nine months of 2020, substantially all of which was recorded in the second quarter.

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

As the COVID-19 pandemic accelerated beginning in the second half of March, most of our businesses were negatively affected, with the effects to date ranging from relatively minor to severe. Revenues and earnings of most of our manufacturing, service and retailing businesses declined considerably, and in certain instances severely, in the second quarter due to closures of facilities where crowds gather, such as retail stores, restaurants and entertainment venues, public travel restrictions and from closures of certain of our businesses. In the third quarter of 2020, several of these businesses experienced significant increases in revenues and earnings as compared to the second quarter.

Our businesses that are deemed essential have continued to operate through the pandemic, including our railroad, utilities and energy, insurance and certain of our manufacturing, wholesale distribution and service businesses. In response to the effects of the pandemic, our businesses have implemented various business continuity plans to protect our employees and customers. Such plans include a variety of actions, such as temporarily closing certain retail stores, manufacturing facilities and service centers of businesses that were not subject to government mandated closure. Our businesses have also implemented practices to protect employees while at work. Such practices have included work-from-home, staggered or reduced work schedules, increased cleaning and sanitation of work spaces, providing employee health screenings, eliminating non-essential travel and face-to-face meetings and providing general health reminders intended to lower the risk of spreading COVID-19.

We have taken actions in response to the economic losses from reductions in consumer demand for products and services we offer and our inability to produce goods and provide services at certain of our businesses. These actions have included employee furloughs, wage and salary reductions, capital spending reductions and other actions intended to help mitigate the economic losses and preserve capital and liquidity. Certain of our businesses are undertaking and will likely continue to undertake restructuring activities that will resize their operations to better fit expected customer demand. We cannot reliably predict future economic effects of the pandemic or when business activities at our numerous and diverse operations will normalize. Nor can we predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Insurance underwriting produced after-tax losses of $213 million in the third quarter and after-tax earnings of $956 million in the first nine months of 2020. The effects of the premium rate reductions from the GEICO Giveback program contributed to a significant decline in underwriting earnings in the third quarter of 2020 as compared to the first two quarters of the year. The effects of the rate reductions under the program will continue over the remainder of 2020 and through the first quarter of 2021 as the reduced levels of premiums written are earned and included in our reported revenues. To the extent claims frequencies over this period revert to historical levels, GEICO may incur underwriting losses. Insurance underwriting results in 2020 also included after-tax losses from other primary insurance and from reinsurance activities. After-tax earnings from insurance investment income in 2020 were lower in the third quarter and first nine months as compared to 2019, reflecting lower interest income primarily attributable to declines in interest rates on our substantial holdings of cash and U.S. Treasury Bills.

After-tax earnings of our railroad business decreased 8.1% in the third quarter and 9.6% in the first nine months of 2020 as compared to 2019. Earnings in 2020 reflected lower railroad operating revenues from lower shipping volumes, attributable to the negative effects of COVID-19, partly offset by lower operating costs and the effects of productivity improvements. After-tax earnings of our utilities and energy business increased 18.4% in the third quarter and 8.3% in the first nine months of 2020 compared to 2019. The increases reflected increased tax benefits from renewable energy and increased earnings from the real estate brokerage business. Earnings from our manufacturing, service and retailing businesses declined 4.4% in the third quarter and 18.3% in the first nine months of 2020 versus 2019. The economic effects of COVID-19 are varying among our manufacturing businesses.

Investment and derivative gains/losses in 2020 and 2019 included significant gains and losses on equity securities, including unrealized gains and losses from market price changes. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Other earnings in the first nine months of 2020 included after-tax goodwill and indefinite-lived intangible asset impairment charges of $11.0 billion, including our equity method share of impairment charges recorded by Kraft Heinz. Substantially all of these charges were recorded in the second quarter. Approximately $9.8 billion of these charges are attributable to impairments of goodwill and identifiable intangible assets that were recorded in connection with Berkshire’s acquisition of Precision Castparts in 2016.

Insurance—Underwriting

Our management views our insurance businesses as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains/losses. We consider investment income as an integral component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized as non-operating, based on our long-held strategy of acquiring securities and holding those securities for long periods. We believe that such gains and losses are not meaningful in understanding the operating results of our insurance businesses.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider pre-tax losses in excess of $100 million from a current year catastrophic event to be significant.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $120 billion as of September 30, 2020. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results in 2020 of our commercial insurance and reinsurance businesses were negatively affected by estimated losses and costs associated with the COVID-19 pandemic, including estimated provisions for claims and uncollectible premiums and incremental operating costs to maintain customer service levels at certain underwriting units. The potential effects of the pandemic may be further affected by future judicial rulings and regulatory and legislative actions pertaining to insurance coverage and claims that we cannot reasonably estimate at this time. Our underwriting results for the remainder of 2020 and the first quarter of 2021 for certain business may be adversely affected from lower premiums attributable to credits granted to policyholders and where premiums are a function of the insured’s payroll.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Pre-tax underwriting earnings (loss):
GEICO	$276	$376	$3,320	$1,539
Berkshire Hathaway Primary Group	(126)	153	(63)	290
Berkshire Hathaway Reinsurance Group	(441)	52	(2,033)	(305)
Pre-tax underwriting earnings (loss)	(291)	581	1,224	1,524
Income taxes and noncontrolling interests	(78)	141	268	342
Net underwriting earnings (loss)	$(213)	$440	$956	$1,182
Effective income tax rate	26.6%	24.1%	21.9%	23.0%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$8,446		$9,412		$26,217		$27,378
Premiums earned	$8,540	100.0	$8,996	100.0	$26,689	100.0	$26,487	100.0
Losses and loss adjustment expenses	6,858	80.3	7,344	81.6	19,238	72.1	21,176	80.0
Underwriting expenses	1,406	16.5	1,276	14.2	4,131	15.5	3,772	14.2
Total losses and expenses	8,264	96.8	8,620	95.8	23,369	87.6	24,948	94.2
Pre-tax underwriting earnings	$276		$376		$3,320		$1,539

GEICO’s pre-tax underwriting earnings in the first nine months of 2020 reflected significant declines in losses and loss adjustment expenses attributable to lower claims frequencies from the effects of less driving by policyholders during the COVID-19 pandemic. As the effects of the GEICO Giveback program (see following paragraph) on earned premiums will continue through the fourth quarter, GEICO could experience pre-tax underwriting losses if claims frequencies increase over the same period, offsetting a portion of the pre-tax underwriting earnings generated in the first nine months of 2020.

Premiums written decreased 10.3% in the third quarter and 4.2% in the first nine months of 2020 compared to 2019. The GEICO Giveback program provides for a 15% premium credit to all voluntary auto and motorcycle policies renewing between April 8, 2020 and October 7, 2020, as well as to any new policies written during the same period. The GEICO Giveback program reduced premiums written in the first nine months of 2020 by approximately $2.8 billion. Premiums earned decreased 5.1% in the third quarter and were relatively unchanged in the first nine months of 2020 compared to 2019, which included reductions of approximately $1.0 billion in the third quarter and $1.3 billion in the first nine months attributable to the GEICO Giveback program. Premiums earned will very likely decline in the fourth quarter even if policies-in-force and exposures increase.

Voluntary auto policies-in-force grew 5.4% in the first nine months of 2020 compared to 2019. The increase resulted from a 9.1% decrease in lost policies and a 3.4% decrease in new business sales. In response to the COVID-19 pandemic, GEICO paused cancellations of insurance policies for non-payment through the end of May 2020. During the third quarter, policy cancellations for non-payment resumed leading to an 18.3% increase in lost policies for the third quarter as compared to 2019.

Losses and loss adjustment expenses decreased $486 million (6.6%) in the third quarter and $1.9 billion (9.2%) in the first nine months of 2020 compared to 2019. GEICO’s ratio of losses and loss adjustment expenses to premiums earned (the “loss ratio”) decreased 1.3 percentage points in the third quarter and 7.9 percentage points in the first nine months of 2020 compared to 2019. The decreases in the loss ratio reflected declines in claims frequencies, partly offset by increases in claims severities and the impact of lower premiums earned attributable to the GEICO Giveback program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

Claims frequencies in the first nine months of 2020 were lower for property damage, bodily injury and personal injury protection coverages (twenty-nine to thirty-one percent range) and collision coverage (twenty-four to twenty-six percent range) compared to 2019. Average claims severities in the first nine months of 2020 were higher for property damage coverage (ten to twelve percent range), collision coverage (seven to nine percent range) and bodily injury coverage (ten to twelve percent range). GEICO’s loss and loss adjustment expenses in the first nine months of 2020 and 2019 included relatively insignificant reductions in the ultimate loss estimates for prior year’s loss events.

Underwriting expenses in the first nine months of 2020 increased $359 million (9.5%) compared to 2019. GEICO’s expense ratio in the first nine months of 2020 (underwriting expenses to premiums earned) increased 1.3 percentage points compared to 2019, of which 0.7 percentage points was attributable to the decline in earned premiums from the GEICO Giveback program. The increase in underwriting expenses reflected higher employee-related and technology costs partly offset by lower premium and state taxes.

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

	Third Quarter				First Nine Months
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$3,003		$2,824		$7,607		$7,535
Premiums earned	$2,490	100.0	$2,387	100.0	$7,103	100.0	$6,825	100.0
Losses and loss adjustment expenses	1,976	79.4	1,583	66.3	5,369	75.6	4,721	69.2
Underwriting expenses	640	25.7	651	27.3	1,797	25.3	1,814	26.6
Total losses and expenses	2,616	105.1	2,234	93.6	7,166	100.9	6,535	95.8
Pre-tax underwriting earnings (loss)	$(126)		$153		$(63)		$290

Premiums written increased $179 million (6.3%) in the third quarter and $72 million (1.0%) in the first nine months of 2020 compared to the same periods in 2019. The increases reflected volume increases from BH Specialty in non-U.S. property and casualty and U.S. casualty business and from MedPro Group across several product categories. These increases were partly offset by lower workers’ compensation business (BHHC and GUARD) in the third quarter and first nine months and by lower commercial auto business (BHHC and NICO Primary) over the first half of the year. The declines in workers’ compensation and commercial auto business written reflected the effects of reduced exposures and premium refunds related to the COVID-19 pandemic, volume reductions attributable to increased price competition in the market and the effect of the divestiture of Applied Underwriters in 2019.

Losses and loss adjustment expenses in 2020 included an increase in estimated losses of approximately $400 million attributable to the pandemic (primarily in the first six months) and to Hurricanes Laura and Sally in the third quarter. In addition, losses and loss adjustment expenses in the first nine months were reduced $190 million in 2020 and $274 million in 2019 for changes in estimated ultimate liabilities for prior years’ loss events.

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

	Third Quarter				First Nine Months
	Premiums earned		Pre-tax underwriting earnings (loss)		Premiums earned		Pre-tax underwriting earnings (loss)
	2020	2019	2020	2019	2020	2019	2020	2019
Property/casualty	$3,428	$2,614	$99	$314	$8,859	$7,237	$(706)	$472
Life/health	1,378	1,093	17	37	4,147	3,199	63	227
Retroactive reinsurance	5	—	(394)	(190)	39	94	(896)	(751)
Periodic payment annuity	68	229	(209)	(91)	409	652	(411)	(336)
Variable annuity	4	4	46	(18)	10	11	(83)	83
	$4,883	$3,940	$(441)	$52	$13,464	$11,193	$(2,033)	$(305)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$3,960		$2,435		$11,011		$8,304
Premiums earned	$3,428	100.0	$2,614	100.0	$8,859	100.0	$7,237	100.0
Losses and loss adjustment expenses	2,544	74.2	1,659	63.5	7,241	81.7	4,888	67.5
Underwriting expenses	785	22.9	641	24.5	2,324	26.3	1,877	26.0
Total losses and expenses	3,329	97.1	2,300	88.0	9,565	108.0	6,765	93.5
Pre-tax underwriting earnings (loss)	$99		$314		$(706)		$472

Property/casualty premiums written increased $1.5 billion (62.6%) in the third quarter and $2.7 billion (32.6%) in the first nine months of 2020 as compared to the same periods in 2019. The increases were primarily attributable to a few new property and liability contracts and increased participations on renewals.

Losses and loss adjustment expenses increased $885 million (53.3%) in the third quarter and $2.4 billion (48.1%) in the first nine months of 2020 over the same periods in 2019. Losses and loss adjustment expenses in 2020 included estimated losses of $113 million in the third quarter and $688 million in the first nine months attributable to the COVID-19 pandemic and $308 million from Hurricanes Laura and Sally in the third quarter. Losses incurred in the third quarter of 2019 included $281 million from Typhoon Faxai. Losses and loss adjustment expenses in the first nine months also included a net increase in estimated ultimate liabilities for prior years’ loss events of $342 million in 2020 compared to a net decrease of $75 million in 2019. The increase in 2020 was primarily attributable to legacy environmental, asbestos and other latent injury claims. Underwriting expenses in the first nine months of 2020 increased 23.8% over 2019, primarily due to increased commissions expense on the increased premium volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,383		$1,095		$4,153		$3,207
Premiums earned	$1,378	100.0	$1,093	100.0	$4,147	100.0	$3,199	100.0
Life and health insurance benefits	1,142	82.9	836	76.5	3,328	80.3	2,345	73.3
Underwriting expenses	219	15.9	220	20.1	756	18.2	627	19.6
Total benefits and expenses	1,361	98.8	1,056	96.6	4,084	98.5	2,972	92.9
Pre-tax underwriting earnings	$17		$37		$63		$227

Life/health premiums written increased $288 million (26.3%) in the third quarter and $946 million (29.5%) in the first nine months of 2020 compared to the corresponding 2019 periods. The increases were primarily attributable to a new reinsurance contract covering U.S. health insurance risks (approximately $500 million for the first nine months) and from volume growth in the Asian and European life reinsurance markets. The increase in the first nine months was partially offset by unfavorable foreign currency translation effects.

Life/health underwriting results in the third quarter and first nine months of 2020 were negatively affected by increased life benefits from COVID-19-related claim estimates ($68 million in the third quarter and $172 million in the first nine months) and increases in liabilities from changes in underlying assumptions in estimating disability benefit liabilities in Australia. Underwriting results in the first nine months of 2019 included a one-time pre-tax gain of $163 million attributable to a yearly-renewable-term life reinsurance contract amendment, partially offset by an increase in estimated disability benefit liabilities in Australia.

Retroactive reinsurance

There were no significant retroactive reinsurance contracts written in the first nine months of 2020 and 2019. Pre-tax underwriting losses in 2020 and 2019 derived from deferred charge amortization and changes in the estimated timing and amounts of future claim payments, as well as from foreign currency gains/losses arising from the periodic remeasurement of non-U.S. Dollar denominated liabilities related to contracts written by our U.S. subsidiaries. In the first nine months, these contracts had pre-tax foreign currency remeasurement losses of $22 million in 2020 compared to pre-tax gains of $73 million in 2019. Before foreign currency gains/losses, these contracts produced pre-tax underwriting losses of $874 million in the first nine months of 2020 compared to $824 million in the first nine months of 2019.

Unpaid losses assumed under retroactive reinsurance contracts were $41.8 billion as of September 30, 2020 and $42.4 billion as of December 31, 2019. Unamortized deferred charge assets related to such reinsurance contracts were $13.0 billion as of September 30, 2020 and $13.7 billion as of December 31, 2019. Deferred charge assets will be charged to earnings over the expected remaining claims settlement periods through periodic amortization.

Periodic payment annuity

Periodic payment annuity premiums earned decreased $243 million (37.3%) in the first nine months of 2020 compared to 2019. The periodic payment annuity market is price sensitive. The volume of business written can change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments and the level of competition.

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion on annuity liabilities. Underwriting results also include the effects of mortality and interest rate changes and remeasurement gains and losses related to foreign currency denominated liabilities of certain contracts written by our U.S. subsidiaries. Pre-tax foreign currency remeasurement gains in the first nine months were $38 million in 2020 and $70 million in 2019. Excluding foreign currency remeasurement gains/losses, pre-tax underwriting losses were $449 million in the first nine months of 2020 compared to $406 million in the first nine months of 2019. Discounted periodic payment annuity liabilities were $14.0 billion as of September 30, 2020 and $13.5 billion as of December 31, 2019. The weighted average discount rate of these liabilities was 4.0% as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Variable annuity

Variable annuity guarantee reinsurance contracts produced pre-tax earnings of $46 million in the third quarter and pre-tax losses of $83 million in the first nine months of 2020 and pre-tax losses of $18 million in the third quarter and pre-tax earnings of $83 million in the first nine months of 2019. Periodic underwriting results from this business reflect changes in remaining liabilities for underlying guaranteed benefits reinsured, which are affected by changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Underwriting results from these contracts can be volatile, reflecting the volatility of securities markets, interest rates and foreign currency exchange rates. Our recorded liabilities associated with these contracts were approximately $1.6 billion at September 30, 2020.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Interest and other investment income	$196	$556	$870	$1,646
Dividend income	1,024	1,226	3,610	3,270
Investment income before income taxes and noncontrolling interests	1,220	1,782	4,480	4,916
Income taxes and noncontrolling interests	205	298	711	829
Net investment income	$1,015	$1,484	$3,769	$4,087
Effective income tax rate	16.9%	16.6%	15.9%	16.7%

Interest and other investment income declined $360 million (64.7%) in the third quarter and $776 million (47.1%) in the first nine months of 2020 compared to 2019. The declines were primarily due to lower income from short-term investments. We continue to hold substantial balances of cash, cash equivalents and short-term U.S. Treasury Bills. Short-term interest rates declined over the second half of 2019 and continued to decline through the first half of 2020. The decline in rates resulted in significantly lower interest income in the third quarter of 2020. We expect such rates, which are historically low, to remain low and that our earnings from such investments in the fourth quarter of 2020 will be substantially lower than in 2019. Nevertheless, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Dividend income decreased $202 million (16.5%) in the third quarter and increased $340 million (10.4%) in the first nine months of 2020 compared to 2019. The increase in the first nine months was primarily attributable to the investment in $10 billion liquidation value of 8% cumulative preferred stock of Occidental on August 8, 2019, partly offset by lower dividends from common stock investments.

Invested assets of our insurance businesses derive from shareholder capital, including reinvested earnings, and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health insurance benefit liabilities, unearned premiums and other liabilities due to policyholders, less insurance premiums and reinsurance receivables, deferred charges under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $135 billion on September 30, 2020 and $129 billion on December 31, 2019. Our average cost of float was negative for the first nine months of 2020 as our underwriting operations generated pre-tax earnings of $1.2 billion.

A summary of cash and investments held in our insurance businesses as of September 30, 2020 and December 31, 2019 follows (in millions).

	September 30, 2020	December 31, 2019
Cash, cash equivalents and U.S. Treasury Bills	$82,525	$64,908
Equity securities	228,803	240,126
Fixed maturity securities	19,330	18,537
Other	2,440	2,481
	$333,098	$326,052

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

Fixed maturity securities as of September 30, 2020 were as follows (in millions).

	Amortized cost	Unrealized gains	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$3,303	$66	$3,369
Foreign governments	9,897	70	9,967
Corporate bonds	5,064	449	5,513
Other	412	69	481
	$18,676	$654	$19,330

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 87% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities. Approximately 98% of corporate bond investments were considered investment-grade by the major rating agencies.

Railroad (“Burlington Northern Santa Fe”)

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America, with approximately 32,500 route miles of track in 28 states. BNSF also operates in three Canadian provinces. BNSF classifies its major railroad business groups by type of product shipped which includes consumer products, coal, industrial products and agricultural products. A summary of BNSF’s earnings follows (dollars in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Railroad operating revenues	$5,001	$5,822	$14,698	$17,081
Railroad operating expenses:
Compensation and benefits	1,105	1,318	3,306	4,011
Fuel	394	725	1,335	2,211
Purchased services	479	518	1,429	1,586
Depreciation and amortization	616	598	1,836	1,778
Equipment rents, materials and other	393	485	1,219	1,537
Total	2,987	3,644	9,125	11,123
Railroad operating earnings	2,014	2,178	5,573	5,958
Other revenues (expenses):
Other revenues	175	199	497	595
Other expenses, net	(155)	(165)	(436)	(368)
Interest expense	(257)	(271)	(779)	(806)
Pre-tax earnings	1,777	1,941	4,855	5,379
Income taxes	430	475	1,187	1,322
Net earnings	$1,347	$1,466	$3,668	$4,057
Effective income tax rate	24.2%	24.5%	24.5%	24.6%

Railroad operating revenues were $5.0 billion in the third quarter and $14.7 billion in the first nine months of 2020, representing decreases of approximately $0.8 billion (14.1%) and $2.4 billion (14.0%), respectively, versus the corresponding periods in 2019. Railroad operating revenues in 2020 reflected lower volumes of 8.3% in the third quarter and 10.5% in the first nine months, as well as a 4.0% year-to-date decrease in average revenue per car/unit resulting from business mix changes and lower fuel surcharge revenue driven by lower fuel prices. Volume in the first nine months of 2020 was 6.88 million cars/units compared to 7.68 million cars/units in 2019. The overall volume decrease was primarily due to the COVID-19 pandemic, which severely impacted volumes through the first half of the year. While monthly volumes improved sequentially in the third quarter of 2020, volumes continued to be negatively affected by the pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

Pre-tax earnings were $1.8 billion and $4.9 billion in the third quarter and first nine months of 2020, respectively, decreases of 8.4% and 9.7%, respectively, compared to 2019. The decreases principally resulted from the negative impacts of the COVID-19 pandemic on volumes. In addition, pre-tax earnings in the first nine months of 2019 included an operating revenue increase related to the favorable outcome of an arbitration hearing and a retirement plan curtailment gain that is included in other expenses, net in the preceding table. These effects were partially offset by significant improvements in 2020 in service, velocity and cost performance compared to 2019, along with lower costs related to severe winter weather and flooding on parts of the network which negatively affected expenses and service levels in 2019.

Operating revenues from consumer products were $1.9 billion in the third quarter and $5.2 billion in the first nine months of 2020, decreases of 4.5% and 11.2%, respectively, from 2019. The decreases reflected lower average revenue per car/unit for both periods. Volumes increased 0.5% in the third quarter and decreased 6.2% in the first nine months of 2020. Increased retail sales and inventory replenishments by retailers, along with increased e-commerce activity in the third quarter resulted in higher domestic intermodal volumes for the first nine months of 2020. International intermodal volumes and automotive shipments remained low primarily attributable to the COVID-19 pandemic.

Operating revenues from industrial products were $1.2 billion in the third quarter and $3.8 billion in the first nine months of 2020, decreases of 25.1% and 17.7%, respectively, from 2019. The decreases were attributable to lower volumes of 23.0% in the third quarter and 17.4% in the first nine months of 2020, along with lower average revenue per car/unit in both periods. The volume decreases were primarily driven by a decline in U.S. industrial production due to the COVID-19 pandemic and reduced demand in the energy sector, which drove lower sand and petroleum products volume.

Operating revenues from agricultural products were $1.2 billion in the third quarter and $3.4 billion in the first nine months of 2020, an increase of 1.7% and decrease of 2.8%, respectively, from 2019. The revenue changes reflected a volume increase of 3.9% in the third quarter and about equal volume in the first nine months of 2020 as compared to 2019, along with lower revenue per car/unit for both periods. The adverse impacts of the COVID-19 pandemic on volumes, primarily for ethanol and sweeteners shipments, along with lower soybean exports, were substantially offset by higher grain and meal exports.

Operating revenues from coal were $651 million in the third quarter and $2.0 billion in the first nine months of 2020, decreases of 34.6% and 28.7%, respectively, compared to 2019. The decreases reflected lower average revenue per car/unit and lower volume of 25.3% in the third quarter and 22.6% in the first nine months. The volume declines were primarily attributable to lower electricity demand driven by impacts of the COVID-19 pandemic and mild winter weather in the first quarter, low natural gas prices and utility coal plant retirements.

Railroad operating expenses in the third quarter and first nine months of 2020 were $3.0 billion and $9.1 billion, respectively, decreases of $0.7 billion (18.0%) and $2.0 billion (18.0%), respectively, compared to the same periods in 2019. The ratio of railroad operating expenses to railroad operating revenues decreased 2.9 percentage points to 59.7% in the third quarter and 3.0 percentage points to 62.1% in the first nine months of 2020 versus the 2019 periods. Railroad operating expenses in 2020 reflected lower volume-related costs, productivity improvements, the effects of cost control initiatives and the effects of improved weather conditions compared to 2019.

Compensation and benefits expenses decreased $213 million (16.2%) in the third quarter and $705 million (17.6%) in the first nine months of 2020 compared to 2019. The decreases were primarily due to lower employee counts associated with lower volume and improved workforce productivity. Fuel expenses decreased $331 million (45.7%) in the third quarter and $876 million (39.6%) in the first nine months of 2020 compared to 2019. The decreases were primarily due to lower average fuel prices, lower volumes and improved fuel efficiency. Purchased service expenses decreased $39 million (7.5%) in the third quarter and $157 million (9.9%) in the first nine months of 2020 compared to 2019, primarily due to lower volume, improved productivity and insurance recoveries in the first half of 2020 related to the network flooding in 2019. Equipment rents, materials and other expenses decreased $92 million (19.0%) in the third quarter and $318 million (20.7%) in the first nine months of 2020 compared to 2019, as a result of lower volume-related costs, the effects of cost controls and lower personal injury expense.

BNSF is an important component of the national and global supply chain and, as an essential business, has continued to operate throughout the duration of the COVID-19 pandemic. However, the COVID-19 pandemic caused significant economic disruptions that adversely affected the demand for transportation services. The COVID-19 pandemic continues to evolve, and the full extent to which it may impact BNSF's business, operating results, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence. We believe BNSF's fundamental business remains strong and it has ample liquidity to continue business operations during this volatile period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We currently own 91.1% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects. BHE also operates the largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States. On November 1, 2020, BHE acquired certain natural gas transmission and storage businesses of Dominion Energy, Inc. See Note 22 to accompanying Consolidated Financial Statements.

The rates our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Revenues:
Energy operating revenue	$4,451	$4,337	$11,504	$11,729
Real estate operating revenue	1,742	1,307	3,828	3,419
Other income (loss)	33	76	60	214
Total revenue	6,226	5,720	15,392	15,362
Costs and expense:
Energy cost of sales	1,169	1,230	3,095	3,471
Energy operating expense	1,952	1,783	5,301	5,115
Real estate operating costs and expense	1,503	1,194	3,492	3,210
Interest expense	480	452	1,430	1,372
Total costs and expense	5,104	4,659	13,318	13,168
Pre-tax earnings	1,122	1,061	2,074	2,194
Income tax expense (benefit)*	(412)	(241)	(778)	(451)
Net earnings after income taxes	1,534	1,302	2,852	2,645
Noncontrolling interests	4	8	11	15
Net earnings attributable to Berkshire Hathaway Energy	1,530	1,294	2,841	2,630
Noncontrolling interests	135	116	252	240
Net earnings attributable to Berkshire Hathaway shareholders	$1,395	$1,178	$2,589	$2,390
Effective income tax rate	(36.7)%	(22.7)%	(37.5)%	(20.6)%
*	Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
PacifiCorp	$286	$278	$629	$626
MidAmerican Energy Company	337	279	695	622
NV Energy	249	206	367	316
Northern Powergrid	26	37	172	181
Natural gas pipelines	78	66	321	295
Other energy businesses	207	219	527	468
Real estate brokerage	177	82	246	150
Corporate interest and other	170	127	(116)	(28)
	$1,530	$1,294	$2,841	$2,630

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

PacifiCorp

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. After-tax earnings increased $8 million (2.9%) in the third quarter and $3 million (0.5%) in the first nine months of 2020 as compared to the same periods in 2019. The increases reflected higher utility margin (operating revenue less cost of sales), increased production tax credit benefits driven by repowered wind projects placed in-service and higher allowances for equity and borrowed funds used during construction, partially offset by higher operating expenses and interest expense. The increases in operating expenses were largely due to costs associated with a settlement agreement and wildfires.

Utility margin was $980 million in the third quarter and $2.5 billion in the first nine months of 2020, increases of $77 million and $50 million, respectively, compared to 2019. The increases reflected higher wholesale revenue and lower coal-fueled and natural gas-fueled generation costs, partially offset by lower retail revenue derived from a 1.8% year-to-date decline in customer volumes due to the impacts of COVID-19, partly offset by an increase in the average number of customers and the favorable impacts of weather.

MidAmerican Energy Company

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings increased $58 million (20.8%) in the third quarter and $73 million (11.7%) in the first nine months of 2020 compared to 2019. The increases reflected increased income tax benefits, primarily from production tax credits driven primarily by repowered and new wind projects placed in-service, and from higher electric utility margin, partially offset by higher operating expenses, excluding energy efficiency program costs (substantially offset in revenues), and lower allowances for equity and borrowed funds used during construction. The increases in operating expenses were largely due to increased storm restoration costs in 2020 and wind projects placed in-service in 2019.

Electric utility margin, excluding energy efficiency program revenue, increased $11 million to $603 million in the third quarter and $7 million to $1.4 billion in the first nine months of 2020 compared to 2019. The year-to-date electric utility margin increase was attributable to higher operating revenue from a 1.1% increase in retail customer volumes and lower generation and purchased power costs, partially offset by lower wholesale revenue and price impacts from changes in sales mix. The increase in year-to-date electric retail customer volumes was primarily due to increased usage by certain industrial customers, partially offset by the impacts of COVID-19.

NV Energy

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings increased $43 million (20.9%) in the third quarter and $51 million (16.1%) in the first nine months of 2020 compared to the corresponding 2019 periods. The increases reflected higher electric utility margin, higher other income (year-to-date only) and lower income tax expense from the favorable impacts of ratemaking, partially offset by higher operating expenses. The increases in operating expenses were mainly due to higher earnings sharing accruals at Nevada Power Company and higher depreciation expense from additional plant placed in-service.

Electric utility margin increased $68 million to $660 million in the third quarter and $80 million to $1.4 billion in the first nine months of 2020 compared to 2019. These increases were primarily due to higher operating revenue from a 0.4% year-to-date increase in electric retail customer volumes, including distribution-only service customers, and price impacts from changes in sales mix. The increase in year-to-date electric retail customer volumes was primarily due to the favorable impacts of weather, partially offset by the impacts of COVID-19.

Northern Powergrid

After-tax earnings decreased $11 million (29.7%) in the third quarter and $9 million (5.0%) in the first nine months of 2020 as compared to 2019. The earnings decreases reflected higher income tax expense, in large part from a change in the United Kingdom corporate income tax rate, and higher distribution-related operating expenses, partially offset by higher other income. The year-to-date decrease was also partially offset by lower interest expense.

Natural gas pipelines

After-tax earnings increased $12 million (18.2%) in the third quarter and $26 million (8.8%) in the first nine months of 2020 compared to the same periods in 2019. These increases were primarily due to higher transportation revenue and the favorable impact of a rate case settlement at Northern Natural Gas, partially offset by higher operating expenses. The increase in the first nine months was further offset by increased depreciation, lower storage revenue and higher interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Other energy businesses

After-tax earnings in the third quarter of 2020 declined $12 million (5.5%) compared to 2019. The decrease reflected the effects of favorable regulatory decisions received in 2019 at AltaLink, L.P. as well as lower operating revenue and higher operating expenses from renewable energy projects in 2020. The decreases were partially offset by increased income tax benefits from renewable wind tax equity investments, largely from projects reaching commercial operation.

After-tax earnings in the first nine months of 2020 increased $59 million (12.6%) compared to 2019. The increase was primarily due to the aforementioned income tax benefits from renewable wind tax equity investments, partially offset by lower operating revenue and higher operating expenses from renewable energy projects.

Real estate brokerage

After-tax earnings increased $95 million in the third quarter and $96 million in the first nine months of 2020 compared to 2019. The increases reflected significantly higher earnings from mortgage services and brokerage services in the third quarter of 2020 as compared to 2019. The increase in earnings from mortgage services was attributable to higher refinance activity from the favorable interest rate environment and the earnings increase from brokerage services was due to a comparative increase in closed units of 12.9% in the third quarter. The year-to-date earnings increase was partially offset by an unfavorable contingent earn-out remeasurement on a previous business acquisition.

Corporate interest and other

After-tax earnings increased $43 million (33.9%) in the third quarter of 2020 compared to 2019, primarily due to higher federal income tax credits recognized, partially offset by higher operating expenses and interest expense. After-tax earnings decreased $88 million in the first nine months of 2020 compared to 2019, primarily due to state income tax benefits recognized in 2019, higher interest expense, higher operating expenses and lower cash surrender value of corporate-owned life insurance policies, partially offset by higher federal income tax credits recognized.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Third Quarter				First Nine Months
	Revenues		Earnings *		Revenues		Earnings *
	2020	2019	2020	2019	2020	2019	2020	2019
Manufacturing	$15,170	$15,897	$2,255	$2,484	$43,238	$47,173	$5,765	$7,205
Service and retailing	19,319	19,982	875	689	55,351	59,079	1,950	2,225
	$34,489	$35,879			$98,589	$106,252
Pre-tax earnings			3,130	3,173			7,715	9,430
Income taxes and noncontrolling interests			784	718			1,882	2,288
			$2,346	$2,455			$5,833	$7,142
Effective income tax rate			24.4%	22.1%			24.0%	23.7%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $195 million in the third quarter and $593 million in the first nine months of 2020 compared to $201 million in the third quarter and $581 million in the first nine months of 2019. In the first nine months of 2020, such expenses also exclude after-tax goodwill and indefinite-lived intangible asset impairment charges of $10.4 billion. These expenses are included in “Other” in the summary of earnings on page 27 and in the “Other” earnings section on page 44.

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

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2020	2019	2020	2019	2020	2019	2020	2019
Industrial products	$6,173	$7,716	$940	$1,458	$19,320	$23,280	$2,781	$4,441
Building products	5,672	5,281	825	696	15,497	15,212	2,088	1,904
Consumer products	3,325	2,900	490	330	8,421	8,681	896	860
	$15,170	$15,897	$2,255	$2,484	$43,238	$47,173	$5,765	$7,205

Industrial products

Revenues of the industrial products group were $6.2 billion in the third quarter and $19.3 billion in the first nine months of 2020, decreases of 20.0% in the third quarter and 17.0% in the first nine months from comparable 2019 periods. Pre-tax earnings of the group were $940 million in the third quarter and $2.8 billion in the first nine months of 2020, declines of 35.6% in the third quarter and 37.4% in the first nine months compared to 2019. Pre-tax earnings as a percentage of revenues for the group were 14.4% in the first nine months of 2020 compared to 19.1% in 2019. Revenues and earnings were generally lower across each of our industrial products businesses.

PCC’s revenues were $1.5 billion in the third quarter and $5.7 billion in the first nine months of 2020, decreases of 41.4% from the third quarter and 26.7% from the first nine months of 2019. Since March of 2020, the COVID-19 pandemic contributed to material declines in commercial air travel and aircraft production. Airlines responded to the pandemic by delaying delivery of aircraft orders or, in some cases, cancelling aircraft orders, resulting in significant reductions in build rates by aircraft manufacturers and significant inventory reduction initiatives being implemented by PCC’s customers. Further, Boeing’s ongoing 737 MAX aircraft production issues have contributed to the declines in aerospace product sales in 2020. These factors resulted in significant declines in demand for PCC’s aerospace products in 2020.

PCC’s pre-tax earnings in 2020 declined 80% in the third quarter and 70% in the first nine months as compared to 2019. These decreases reflected the declines in aerospace products sales, which contributed to reduced manufacturing efficiencies. PCC management continues to undertake aggressive restructuring actions to resize operations in response to reduced expected volumes in aerospace markets. During the first nine months of 2020, PCC significantly reduced its worldwide workforce and expects that by the end of 2020, its workforce will be about 40% lower than at the end of 2019. PCC recorded charges for restructuring and inventory and fixed asset write-downs of approximately $300 million in the first nine months of 2020. Although earnings as a percentage of revenues are expected to continue to be negatively impacted through 2020 due to inefficiencies associated with aligning operations to reduced aircraft build rates, management expects the actions being taken will ultimately improve operations and increase operating margins from the current depressed levels.

Lubrizol’s revenues were $1.5 billion in the third quarter and $4.4 billion in the first nine months of 2020, decreases of 8.7% from the third quarter and 12.5% from the first nine months of 2019. The declines were primarily attributable to lower volumes resulting from the worldwide economic impacts of COVID-19 and the effects of a fire at an additives manufacturing, blending and storage facility in Rouen, France at the end of the third quarter of 2019. While the Rouen operations were well below historical levels through the first nine months of 2020, production capacities are now substantially restored. Lubrizol’s consolidated volume declined 8.3% in the third quarter and 13.0% in the first nine months of 2020 compared to 2019, reflecting declines in the Additives and Engineered Materials product lines, partly offset by higher volumes in Life Science products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Lubrizol’s pre-tax earnings increased 11.2% in the third quarter and decreased 14.7% in the first nine months of 2020 compared to the same periods in 2019. The comparative increase in the third quarter reflected the effects of lower raw material costs and operating expenses more than offsetting lower sales volumes and average selling prices, as the negative effects from the Rouen fire were largely offset by insurance recoveries. The decline for the first nine months was primarily attributable to lower sales volumes, the impact of the Rouen fire, lower average selling prices and effects from foreign currency translation. These negative impacts were partially offset by lower average raw material costs and lower operating expenses.

Marmon’s revenues were $2.0 billion in the third quarter and $5.7 billion in the first nine months of 2020, decreases of 6.2% from the third quarter and 9.4% from the first nine months of 2019. In the third quarter of 2020, excluding acquisitions, revenues decreased in almost all of Marmon’s sectors due to lower volumes, primarily attributable to the economic effects of the COVID-19 pandemic, with the largest effects experienced in the Transportation Products and Foodservice Technologies sectors. Additionally, revenues in the first nine months of 2020 decreased due to lower metal prices in the Electrical, Metals Services and Plumbing & Refrigeration sectors and the effect of 2019 divestitures. The drastic declines in oil prices in 2020 also adversely affected volumes and revenues in the Crane, Electrical, Water and Rail & Leasing sectors.

Marmon’s pre-tax earnings decreased 19.3% in the third quarter and 18.1% in the first nine months of 2020 compared to the same periods in 2019. The decreases reflected the declines in revenues, increased restructuring charges and lower interest income. We expect additional restructuring initiatives through the end of 2020 in response to the lower product demand, particularly in the sectors most impacted by the COVID-19 pandemic.

IMC’s revenues were $699 million in the third quarter and $2.2 billion in the first nine months of 2020, decreases of 17.8% from the third quarter and 16.3% from the first nine months of 2019. The revenue declines were attributable to the negative economic effects from the COVID-19 pandemic and unfavorable foreign currency translation effects in the first half of 2020, partly offset by the effects of business acquisitions over the past year. IMC’s pre-tax earnings declined 32.3% in the third quarter and 35.9% in the first nine months of 2020 compared to the same periods in 2019. The earnings declines were primarily due to the declines in sales and changes in sales mix.

Building products

Revenues of the building products group were $5.7 billion in the third quarter and $15.5 billion in the first nine months of 2020, increases of $391 million (7.4%) from the third quarter and $285 million (1.9%) from the first nine months of 2019. Pre-tax earnings of the group were $825 million in the third quarter and $2.1 billion in the first nine months of 2020, increases of 18.5% from the third quarter and 9.7% from the first nine months of 2019. Pre-tax earnings as percentages of revenues were 13.5% in the first nine months of 2020 compared to 12.5% in the first nine months of 2019.

Clayton Homes’ revenues were $2.3 billion in the third quarter and $6.1 billion in the first nine months of 2020, increases of 22.4% over the third quarter and 14.7% over the first nine months of 2019. The comparative increases were primarily due to increases in home sales of 24.6% in the third quarter and 15.5% in the first nine months, reflecting a net increase in units sold and changes in sales mix. Unit sales of site-built homes increased 29% in the first nine months of 2020, while manufactured home unit sales increased 1%. Financial services revenues, which include mortgage services, insurance and interest income from lending activities, increased 15.7% in the third quarter and 12.5% in the first nine months of 2020 compared to 2019. Loan balances, net of allowances for credit losses, were $16.4 billion as of September 30, 2020 compared to $15.9 billion as of December 31, 2019.

Pre-tax earnings of Clayton Homes were $339 million in the third quarter and $859 million in the first nine months of 2020, increases of 24.7% in the third quarter and 11.7% in the first nine months compared to the same periods in 2019. The earnings increases reflected higher earnings from home building, increased interest income, lower interest expense and higher earnings from mortgage services, partly offset by increased provisions for credit losses and insurance losses. Although loan delinquency rates at the end of September 2020 were below those at the end of September 2019, the credit loss provisions in 2020 reflect expected credit losses, including the estimated impacts on the economy and unemployment rates arising from the COVID-19 pandemic.

Aggregate revenues of our other building products businesses were $3.4 billion in the third quarter and $9.4 billion in the first nine months of 2020, decreases of 1.0% in the third quarter and 5.1% in the first nine months compared to the same periods in 2019. The revenue decreases reflected lower volumes in certain commercial and industrial markets attributable to the negative effects of the COVID-19 pandemic, partly offset by increased paint and coatings volumes from a new agreement with Ace Hardware Stores and increased volumes in the residential markets.

Pre-tax earnings of the other building products businesses were $486 million in the third quarter and $1.2 billion in the first nine months of 2020, increases of 14.8% from the third quarter and 8.3% from the first nine months of 2019. The earnings increases reflected the effects of lower average input costs, operating cost containment efforts and lower facilities closure costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Consumer products

Consumer products revenues were $3.3 billion in the third quarter and $8.4 billion in the first nine months of 2020, an increase of 14.7% in the third quarter and a decrease of 3.0% in the first nine months compared to the same periods in 2019. Forest River sales increased 38.5% in the third quarter and 2.4% in the first nine months of 2020 as compared to the same periods in 2019. The increase in the third quarter was attributable to a significant increase in recreational vehicle unit sales and changes in sales mix.

Apparel and footwear sales in the third quarter of 2020 were relatively unchanged from the third quarter of 2019 and decreased 10.9% in the first nine months as compared to 2019. Sales volumes in the first half of 2020, particularly in the second quarter, reflected the negative effects of the COVID-19 pandemic, which included retail store closures, reduced or cancelled orders and pandemic-related disruptions at certain of our manufacturing facilities. Apparel and footwear sales in the third quarter of 2020 exceeded the second quarter of 2020 by 59%, attributable to a higher consumer demand and from retail customers restocking their inventories. Brooks Sports year-to-date revenues in 2020 were higher, partly attributable to the effect of lower sales in the first nine months of 2019 caused by product shipping delays at a new distribution facility. Revenues from Duracell in the first nine months of 2020 also increased over 2019.

Consumer products pre-tax earnings were $490 million in the third quarter and $896 million in the first nine months of 2020, increases of 48.5% in the third quarter and 4.2% in the first nine months compared to 2019. Pre-tax earnings as a percentage of revenues for the first nine months were 10.6% in 2020 and 9.9% in 2019. The increase in pre-tax earnings for the third quarter was primarily attributable to Forest River and Duracell, and to a lesser extent from apparel and footwear. Earnings in the first nine months of 2020 included lower earnings from apparel and footwear products and increased earnings from Duracell. Earnings from Forest River were relatively unchanged in the first nine months of 2020 compared to 2019.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (in millions).

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2020	2019	2020	2019	2020	2019	2020	2019
Service	$3,068	$3,341	$470	$451	$9,093	$10,195	$1,155	$1,425
Retailing	4,211	4,037	309	188	11,179	11,670	590	580
McLane Company	12,040	12,604	96	50	35,079	37,214	205	220
	$19,319	$19,982	$875	$689	$55,351	$59,079	$1,950	$2,225

Service

Our service business group offers fractional ownership programs for general aviation aircraft (NetJets) and professional aviation training services and flight simulation products (FlightSafety). We also distribute electronic components (TTI), franchise and service a network of quick service restaurants (Dairy Queen) and offer third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage). Other service businesses include transportation equipment leasing (XTRA) and furniture leasing (CORT), electronic news distribution, multimedia and regulatory filings (Business Wire), operation of a television station in Miami, Florida (WPLG) and until the time of their sale on March 16, 2020, the publishing of newspapers.

Service group revenues were $3.1 billion in the third quarter and $9.1 billion in the first nine months of 2020, decreases of 8.2% in the third quarter and 10.8% in the first nine months as compared to 2019. The aggregate revenues of NetJets and FlightSafety declined 10.8% in the third quarter and 14.3% for the first nine months of 2020, reflecting lower demand for aviation services as a consequence of the COVID-19 pandemic. In addition, TTI’s revenues increased 2.4% in the third quarter and decreased 1.2% in the first nine months of 2020 as compared with 2019. The comparative revenue declines in 2020 also included a year-to-date decline of 29.2% at CORT, as well as the effects of the disposition of the newspaper operations in March.

Pre-tax earnings of the service group were $470 million in the third quarter and $1.2 billion in the first nine months of 2020, an increase of $19 million (4.2%) in the third quarter and a decrease of $270 million (18.9%) in the first nine months compared to 2019. Pre-tax earnings of the group as a percentage of revenues were 12.7% in the first nine months of 2020 compared to 14.0% in 2019. The decline in earnings for the first nine months of 2020 was primarily attributable to FlightSafety, NetJets, TTI and CORT. TTI’s earnings decline reflected lower average gross margin rates, attributable to sluggish sales volumes in certain markets and sales price pressures deriving from ample inventory availability within the industry. The declines at NetJets, FlightSafety and CORT were due to lower customer demand for services and increased asset impairment and restructuring charges in the aviation services businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing

Our largest retailing business is Berkshire Hathaway Automotive (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products, and represented about 65% of our combined retailing revenues in 2020. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Other retailing businesses include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics and represented about 20% of the combined retailing revenues in 2020. Other retailing businesses also include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Retailing group revenues were $4.2 billion in the third quarter and $11.2 billion in the first nine months of 2020, an increase of 4.3% in the third quarter and a decrease of 4.2% in the first nine months compared to 2019. The spread of COVID-19 throughout the U.S. resulted in the temporary closures or restricted operations at some of our retail store operations during 2020 and significantly lower sales in the first half of the year. The severity and duration of the effects on our operations from the pandemic have varied widely. Sales volumes increased and operating results improved beginning in the latter part of the second quarter as our operations slowly reopened.

BHA’s revenues decreased 2.5% in the third quarter and 4.9% in the first nine months of 2020 compared to the same periods in 2019. BHA’s revenues in 2020 reflected decreases in new and pre-owned vehicle sales of 2.4% in the third quarter and 5.0% in the first nine months as well as lower vehicle service and repair revenues.

Home furnishings group revenues in 2020 increased 8.5% in the third quarter versus 2019, reflecting stronger consumer demand. Home furnishings revenues decreased 4.9% in the first nine months of 2020 as compared to 2019.

Pre-tax earnings of the retail group were $309 million in the third quarter and $590 million in the first nine months of 2020, increases of 64.4% in the third quarter and 1.7% in the first nine months from 2019. BHA’s pre-tax earnings increased 50.3% in the third quarter and 30.8% in the first nine months of 2020, primarily due to lower selling, general and administrative expenses, lower floorplan interest expense and from higher gross margin rates.

Aggregate pre-tax earnings for the remainder of our retailing group increased $66 million in the third quarter and decreased $82 million in the first nine months of 2020 as compared to 2019. Certain of our smaller operations, including Pampered Chef and Louis experienced significant earnings increases in 2020, while others, including See’s Candy and Oriental Trading Company, experienced significant declines. Also, we incurred charges in the first nine months of 2020 attributable to asset impairments, restructurings and credit losses.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprised about 2/3 of McLane’s consolidated sales in the first nine months of 2020 with foodservice comprising most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings.

Revenues were $12.0 billion in the third quarter and $35.1 billion in the first nine months of 2020, decreases of 4.5% in the third quarter and 5.7% in the first nine months compared to 2019. Revenues in the third quarter of 2020 decreased 4.7% in the grocery business (5.4% year-to-date) and 5.2% in the foodservice business (7.7% year-to-date) as compared to 2019. The declines were attributable to COVID-19 related restaurant closures (particularly in the casual dining category) in the foodservice business and lower sales in certain product categories within the grocery business.

Pre-tax earnings increased $46 million (92.0%) in the third quarter and decreased $15 million (6.8%) in the first nine months of 2020 as compared to 2019. The earnings increase in the third quarter reflected ongoing operating expense management efforts and a slight increase in the overall gross margin rate, partly offset by the effects of lower sales. The earnings decrease in the first nine months of 2020 included charges of $23 million for credit and inventory losses in the foodservice operations and the impact of lower sales. McLane continues to operate in an intensely competitive business environment, which is negatively affecting its current operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and Derivative Gains/Losses

A summary of investment and derivative gains/losses follows (dollars in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Investment gains/losses	$31,625	$10,692	$2,032	$40,079
Derivative gains/losses	(43)	234	(640)	1,217
Gains/losses before income taxes and noncontrolling interests	31,582	10,926	1,392	41,296
Income taxes and noncontrolling interests	6,845	2,260	627	8,590
Net gains/losses	$24,737	$8,666	$765	$32,706
Effective income tax rate	21.3%	20.8%	35.1%	20.8%

Investment gains/losses

We are required to include the unrealized gains and losses arising from changes in market prices of investments in equity securities in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Pre-tax investment gains/losses in 2020 included net unrealized gains of $30.8 billion in the third quarter and $16.5 billion in the first nine months on securities we owned on September 30. Net unrealized gains in 2019 on securities owned on September 30, 2019 were $10.5 billion in the third quarter and $39.5 billion in the first nine months. Investment losses from market value changes in the first nine months of 2020 on equity securities sold in 2020 were $13.9 billion. In 2020, taxable investment gains on equity securities sold, which is the difference between sales proceeds and the original cost basis of the securities sold, were $3.9 billion in the third quarter and $0.7 billion in the first nine months. In 2019, taxable investment gains on equity securities sold were $0.6 billion in the third quarter and $2.0 billion in the first nine months.

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

Derivative gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities, which relate to contracts that were originated prior to March 2008. Substantially all remaining contracts will expire by February 2023. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the underlying equity markets. As of September 30, 2020, the intrinsic value of our equity index put option contracts was approximately $1.2 billion and our recorded liability at fair value was $1.5 billion. Our ultimate payment obligations, if any, under our contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

A summary of after-tax other earnings/losses follows (in millions).

	Third Quarter		First Nine Months
	2020	2019	2020	2019
Equity method earnings	$244	$515	$346	$812
Acquisition accounting expenses	(195)	(201)	(593)	(581)
Goodwill and intangible asset impairments	(19)	—	(10,369)	—
Corporate interest expense, before foreign currency effects	(80)	(63)	(252)	(209)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(412)	308	(329)	355
Income tax expense adjustments	(60)	—	(60)	(377)
Other, principally corporate investment income	32	276	363	694
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(490)	$835	$(10,894)	$694

After-tax equity method earnings include Berkshire’s share of earnings attributable to Kraft Heinz, Pilot, Berkadia and Electric Transmission of Texas. Our Kraft Heinz investment produced after-tax earnings of $142 million for the third quarter and an after-tax loss of $56 million for the first nine months of 2020. The after-tax loss in the first nine months included $611 million attributable to goodwill and intangible asset impairment charges recorded by Kraft Heinz (primarily in the second quarter). As discussed in Note 5 to the accompanying Consolidated Financial Statements, financial results of Kraft Heinz for the first and second quarters of 2019 were not available to us until the third quarter. Accordingly, our consolidated statements of earnings for the third quarter of 2019 included our share of Kraft Heinz’s earnings for the first nine months, or $377 million, which included $214 million attributable to goodwill and intangible asset impairment charges recorded by Kraft Heinz.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions. Goodwill and intangible asset impairments in the first nine months of 2020 included charges of $9.8 billion attributable to impairments of goodwill and certain identifiable intangible assets that were recorded in connection with our acquisition of PCC in 2016. See Critical Accounting Policies on page 46 for additional details.

Foreign currency exchange rate gains and losses pertain to non-U.S. Dollar denominated debt issued by Berkshire and BHFC. As of September 30, 2020, outstanding borrowings included senior notes of €6.85 billion par, ¥625.5 billion par and £1.75 billion par. Changes in foreign currency exchange rates produce non-cash unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates.

The income tax expense adjustments relate to investments that we made between 2015 and 2018 in certain tax equity investment funds, which aggregated approximately $340 million. In December 2018 and during the first quarter of 2019, we learned of allegations by federal authorities of fraudulent income conduct by the sponsor of these funds and in January 2020, the principals involved in creating the investment funds plead guilty to criminal charges related to the sale of the investments. In the first quarter of 2019, we concluded it was more likely than not that the income tax benefits that we recognized prior to 2019 were not valid.

Financial Condition

Our consolidated balance sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity at September 30, 2020 was $415.2 billion, a decrease of $9.6 billion since December 31, 2019 and an increase of $21.7 billion since June 30, 2020. Net earnings attributable to Berkshire shareholders were $30.1 billion in the third quarter and $6.7 billion in the first nine months of 2020. Earnings included after-tax gains on our investments of approximately $24.8 billion in the third quarter and $1.3 billion in the first nine months of 2020. Changes in the market prices for our investments in equity securities since December 31, 2019 have produced exceptional volatility in our earnings. Our results in 2020 also included after-tax goodwill and other intangible asset impairment charges of $11.0 billion.

At September 30, 2020, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills (net of amounts payable as of September 30 for purchases that were settled in October) of $135.2 billion, which included $114.1 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $264.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

Berkshire parent company debt outstanding at September 30, 2020 was $22.2 billion, an increase of $2.3 billion since December 31, 2019. In the first nine months of 2020, Berkshire repaid maturing senior notes of €1.0 billion and issued €1.0 billion of 0.0% senior notes due in 2025 and ¥195.5 billion of senior notes (approximately $1.8 billion), which has a weighted average interest rate of 1.07% and maturity dates ranging from 2023 to 2060. In the first quarter of 2021, senior notes of $1.6 billion will mature.

Berkshire’s insurance and other subsidiary outstanding borrowings were $16.7 billion at September 30, 2020, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $11.0 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our UTLX railcar leasing business. In the first nine months of 2020, BHFC repaid $350 million of maturing senior notes and issued $500 million of 1.85% senior notes due in 2030. In October 2020, BHFC repaid $550 million of maturing senior notes and issued $2.5 billion of senior notes, consisting of $750 million of 1.45% senior notes due in 2030 and $1.75 billion of 2.85% senior notes due in 2050. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes. In the first quarter of 2021, approximately $750 million of BHFC senior notes will mature.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first nine months of 2020 were $7.1 billion and we currently forecast additional capital expenditures of approximately $3 billion over the remainder of 2020.

BNSF’s outstanding debt was $23.2 billion as of September 30, 2020, relatively unchanged from December 31, 2019. In April 2020, BNSF issued $575 million of 3.05% senior unsecured debentures due in 2051. Outstanding borrowings of BHE and its subsidiaries were $45.6 billion at September 30, 2020, an increase of approximately $3.0 billion since December 31, 2019. In the first nine months of 2020, BHE and its subsidiaries issued new term debt aggregating $5.5 billion with maturity dates ranging from 2025 to 2062, repaid approximately $1.9 billion of debt and reduced short-term borrowings. Over the remainder of 2020, BHE and its subsidiaries will repay debt of approximately $640 million. On October 29, 2020, BHE issued $500 million of 1.65% senior notes due in 2031 and $1.5 billion of 2.85% senior notes due in 2051. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

In July 2020, BHE reached a definitive agreement with Dominion Energy, Inc. (“Dominion”) to acquire substantially all of Dominion’s natural gas transmission and storage businesses. As discussed in Note 22 to the accompanying Consolidated Financial Statements, on November 1, 2020, BHE acquired certain of the Dominion businesses for $2.7 billion in cash and assumed $5.3 billion of Dominion debt. The acquisition of the remainder of the Dominion businesses is expected to close in early 2021.

Berkshire’s common stock repurchase program was amended on July 17, 2018, permitting Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. In the first nine months of 2020, Berkshire paid $15.7 billion, including $9.0 billion in the third quarter, to repurchase shares of Class A and B common stock.

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

In the first nine months of 2020, Berkshire and its subsidiaries issued new term debt. Principal and interest payments associated with these new term borrowings are expected as follows: in 2020 – $82 million; in 2021 and 2022 – $472 million; in 2023 and 2024 – $1.0 billion; and thereafter – $12.2 billion. In October 2020, Berkshire subsidiaries issued new term debt aggregating $4.5 billion with maturities ranging from 2030 to 2051.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations (Continued)

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2020 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our Consolidated Balance Sheet as of September 30, 2020 includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $119.8 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2020 included goodwill of acquired businesses of $71.9 billion and indefinite-lived intangible assets of $18.3 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2019.

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

In response to the adverse effects of the COVID-19 pandemic, we considered whether goodwill needed to be reevaluated for impairment. As of June 30, 2020, we determined it was necessary to quantitively reevaluate goodwill for impairment for certain reporting units, and most significantly for PCC. As a result of our reviews, we recorded pre-tax goodwill impairment charges of $10.0 billion and indefinite-lived intangible asset impairment charges of $638 million in the second quarter of 2020, of which approximately $10 billion related to PCC.

Prior to the reevaluation, the carrying value of our goodwill in PCC was approximately $17 billion. Additionally, the carrying value of indefinite-lived intangible assets in PCC was approximately $14 billion. Substantially all of these amounts were recorded in connection with Berkshire’s acquisition of PCC in 2016. We believe the effects of the COVID-19 pandemic on commercial airlines and aircraft manufacturers is particularly severe. We considered a number of factors in our reevaluation, including but not limited to the announcements by airlines concerning potential future demand, employment levels and aircraft orders, announcements by manufactures on reduced aircraft production, and the actions we are taking or may take to restructure our operations to fit lower expected demand. In our judgment, the timing and extent of the recovery in the commercial airline and aerospace industries may be dependent on the development and wide-scale distribution of medicines or vaccines that effectively treat the virus. Consequently, we deemed it prudent under the prevailing circumstances to increase the discount rates and reduce our prior long-term forecasts of future cash flows for purposes of reviewing for impairments. The amounts of these adjustments were based on qualitative assessments by Berkshire.

As of September 30, 2020, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. Making estimates of the fair value of reporting units and judgments on goodwill impairments at this time are and will likely be significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on the reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates in such instances can be subject to wide variations. The effects of the COVID-19 pandemic could prove to be worse than we currently estimate for our reporting units, including reporting units where we recorded impairment charges during the first nine months of 2020, and could lead us to record additional goodwill or indefinite-lived asset impairment charges in the fourth quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2020, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the third quarter of 2020 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
July
Class A common stock	1,965	$280,778.84	1,965	*
Class B common stock	10,521,719	$187.93	10,521,719	*

August
Class A common stock	2,531	$316,766.16	2,531	*
Class B common stock	10,846,595	$209.96	10,846,595	*

September
Class A common stock	3,670	$325,251.28	3,670	*
Class B common stock	11,387,889	$215.80	11,387,889	*
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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 7, 2020	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer