Form 10-Q
period 2021-03-31
BERKSHIRE HATHAWAY INC
filed 2021-05-03
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 22, 2021:

Class A —	637,990
Class B —	1,326,572,128

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$56,826	$44,714
Short-term investments in U.S. Treasury Bills	85,385	90,300
Investments in fixed maturity securities	20,027	20,410
Investments in equity securities	282,097	281,170
Equity method investments	16,533	17,303
Loans and finance receivables	19,449	19,201
Other receivables	35,002	32,310
Inventories	18,886	19,208
Property, plant and equipment	20,990	21,200
Equipment held for lease	14,567	14,601
Goodwill	47,054	47,121
Other intangible assets	29,184	29,462
Deferred charges under retroactive reinsurance contracts	12,189	12,441
Other	15,447	14,580
	673,636	664,021
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,228	3,276
Receivables	4,050	3,542
Property, plant and equipment	151,799	151,216
Goodwill	26,641	26,613
Regulatory assets	3,492	3,440
Other	21,547	21,621
	210,757	209,708
	$884,393	$873,729
*	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $34.5 billion at March 31, 2021 and $23.2 billion at December 31, 2020.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$80,961	$79,854
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	40,685	40,966
Unearned premiums	23,756	21,395
Life, annuity and health insurance benefits	21,709	21,616
Other policyholder liabilities	8,486	8,670
Accounts payable, accruals and other liabilities	28,486	29,279
Payable for purchase of short-term investments in U.S. Treasury Bills	4,084	—
Derivative contract liabilities	577	1,065
Aircraft repurchase liabilities and unearned lease revenues	5,717	5,856
Notes payable and other borrowings	39,556	41,522
	254,017	250,223
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,207	15,224
Regulatory liabilities	7,626	7,475
Notes payable and other borrowings	74,975	75,373
	97,808	98,072
Income taxes, principally deferred	76,392	74,098
Total liabilities	428,217	422,393
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,630	35,626
Accumulated other comprehensive income	(4,570)	(4,243)
Retained earnings	456,337	444,626
Treasury stock, at cost	(39,418)	(32,853)
Berkshire Hathaway shareholders’ equity	447,987	443,164
Noncontrolling interests	8,189	8,172
Total shareholders’ equity	456,176	451,336
	$884,393	$873,729

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2021	2020
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$16,424	$15,748
Sales and service revenues	33,698	31,926
Leasing revenues	1,324	1,428
Interest, dividend and other investment income	1,851	2,276
	53,297	51,378
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,378	5,380
Energy operating revenues	4,848	3,634
Service revenues and other income	1,076	873
	11,302	9,887
Total revenues	64,599	61,265

Investment and derivative contract gains/losses	5,700	(70,275)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	10,964	10,979
Life, annuity and health insurance benefits	1,480	1,383
Insurance underwriting expenses	3,014	2,924
Cost of sales and services	26,530	25,392
Cost of leasing	882	1,002
Selling, general and administrative expenses	3,910	4,471
Interest expense	276	296
	47,056	46,447
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,510	3,593
Utilities and energy cost of sales and other expenses	3,589	2,722
Other expenses	1,093	849
Interest expense	774	728
	8,966	7,892
Total costs and expenses	56,022	54,339
Earnings (loss) before income taxes and equity method earnings	14,277	(63,349)
Equity method earnings	251	300
Earnings (loss) before income taxes	14,528	(63,049)
Income tax expense (benefit)	2,688	(13,352)
Net earnings (loss)	11,840	(49,697)
Earnings attributable to noncontrolling interests	129	49
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$11,711	$(49,746)
Net earnings (loss) per average equivalent Class A share	$7,638	$(30,653)
Net earnings (loss) per average equivalent Class B share*	$5.09	$(20.44)
Average equivalent Class A shares outstanding	1,533,284	1,622,889
Average equivalent Class B shares outstanding	2,299,925,502	2,434,333,367
*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 17.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2021	2020
	(Unaudited)
Net earnings (loss)	$11,840	$(49,697)
Other comprehensive income:
Unrealized appreciation of investments	(87)	(180)
Applicable income taxes	20	41
Foreign currency translation	(285)	(1,454)
Applicable income taxes	(3)	47
Defined benefit pension plans	61	95
Applicable income taxes	(20)	(21)
Other, net	(6)	(59)
Other comprehensive income, net	(320)	(1,531)
Comprehensive income	11,520	(51,228)
Comprehensive income attributable to noncontrolling interests	136	(4)
Comprehensive income attributable to Berkshire Hathaway shareholders	$11,384	$(51,224)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the first quarter of 2020
Balance at December 31, 2019	$35,666	$(5,243)	$402,493	$(8,125)	$3,772	$428,563
Net earnings (loss)	—	—	(49,746)	—	49	(49,697)
Adoption of new accounting pronouncement	—	—	(388)	—	—	(388)
Other comprehensive income, net	—	(1,478)	—	—	(53)	(1,531)
Acquisition of common stock	—	—	—	(1,575)	—	(1,575)
Transactions with noncontrolling interests	(39)	—	—	—	(98)	(137)
Balance at March 31, 2020	$35,627	$(6,721)	$352,359	$(9,700)	$3,670	$375,235

For the first quarter of 2021
Balance at December 31, 2020	$35,634	$(4,243)	$444,626	$(32,853)	$8,172	$451,336
Net earnings (loss)	—	—	11,711	—	129	11,840
Other comprehensive income, net	—	(327)	—	—	7	(320)
Acquisition of common stock	—	—	—	(6,565)	—	(6,565)
Transactions with noncontrolling interests	4	—	—	—	(119)	(115)
Balance at March 31, 2021	$35,638	$(4,570)	$456,337	$(39,418)	$8,189	$456,176

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$11,840	$(49,697)
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(5,211)	68,882
Depreciation and amortization	2,673	2,585
Other	(225)	(566)
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	961	583
Deferred charges reinsurance assumed	252	260
Unearned premiums	2,390	2,006
Receivables and originated loans	(3,440)	(2,083)
Other assets	(397)	(1,140)
Other liabilities	(1,861)	17
Income taxes	2,324	(14,049)
Net cash flows from operating activities	9,306	6,798
Cash flows from investing activities:
Purchases of equity securities	(2,572)	(4,003)
Sales of equity securities	6,451	2,166
Purchases of U.S. Treasury Bills and fixed maturity securities	(32,313)	(31,551)
Sales of U.S. Treasury Bills and fixed maturity securities	4,090	5,328
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	37,559	3,694
Purchases of loans and finance receivables	(11)	(595)
Collections of loans and finance receivables	109	70
Acquisitions of businesses, net of cash acquired	(47)	(26)
Purchases of property, plant and equipment and equipment held for lease	(2,519)	(2,968)
Other	449	81
Net cash flows from investing activities	11,196	(27,804)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,442	1,613
Repayments of borrowings of insurance and other businesses	(2,425)	(1,502)
Proceeds from borrowings of railroad, utilities and energy businesses	—	4,324
Repayments of borrowings of railroad, utilities and energy businesses	(883)	(1,748)
Changes in short term borrowings, net	229	(1,133)
Acquisition of treasury stock	(6,580)	(1,741)
Other	(132)	(159)
Net cash flows from financing activities	(8,349)	(346)
Effects of foreign currency exchange rate changes	(61)	(184)
Increase (decrease) in cash and cash equivalents and restricted cash	12,092	(21,536)
Cash and cash equivalents and restricted cash at beginning of year*	48,396	64,632
Cash and cash equivalents and restricted cash at end of first quarter*	$60,488	$43,096
*Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$44,714	$61,151
Railroad, Utilities and Energy	3,276	3,024
Restricted cash included in other assets	406	457
	$48,396	$64,632
End of first quarter—
Insurance and Other	$56,826	$38,717
Railroad, Utilities and Energy	3,228	3,923
Restricted cash included in other assets	434	456
	$60,488	$43,096

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The novel coronavirus (“COVID-19”) spread rapidly across the world in 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March of 2020. The COVID-19 pandemic has since adversely affected nearly all of our operations, although the effects are varying significantly. The extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the time to vaccinate a significant number of people in the U.S. and throughout the world as well as the long-term effect from the pandemic on the demand for certain of our products and services. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts, may be subject to significant adjustments in future periods.

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

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of March 31, 2021 and December 31, 2020 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
U.S. Treasury, U.S. government corporations and agencies	$3,236	$44	$—	$3,280
Foreign governments	12,079	78	(9)	12,148
Corporate bonds	3,741	430	(1)	4,170
Other	371	59	(1)	429
	$19,427	$611	$(11)	$20,027
December 31, 2020
U.S. Treasury, U.S. government corporations and agencies	$3,348	$55	$—	$3,403
Foreign governments	11,233	110	(5)	11,338
Corporate bonds	4,729	464	(2)	5,191
Other	414	66	(2)	478
	$19,724	$695	$(9)	$20,410

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2021, approximately 88% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities as of March 31, 2021 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$9,756	$8,705	$376	$305	$285	$19,427
Fair value	9,810	8,804	533	543	337	20,027

Note 4. Investments in equity securities

Investments in equity securities as of March 31, 2021 and December 31, 2020 are summarized in the tables below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2021*
Banks, insurance and finance	$26,730	$52,081	$78,811
Consumer products	34,787	101,445	136,232
Commercial, industrial and other	44,934	22,120	67,054
	$106,451	$175,646	$282,097

*

Approximately 69% of the aggregate fair value was concentrated in four companies (American Express Company – $21.4 billion; Apple Inc. – $110.9 billion; Bank of America Corporation – $40.0 billion and The Coca-Cola Company – $21.1 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2020*
Banks, insurance and finance	$26,312	$40,167	$66,479
Consumer products	34,747	111,583	146,330
Commercial, industrial and other	47,561	20,800	68,361
	$108,620	$172,550	$281,170

*

Approximately 68% of the aggregate fair value was concentrated in four companies (American Express Company – $18.3 billion; Apple Inc. – $120.4 billion; Bank of America Corporation – $31.3 billion and The Coca-Cola Company – $21.9 billion).

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities (Continued)

Our equity security investments include $10 billion in Occidental Corporation (“Occidental”) Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion and warrants to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference plus any accumulated and unpaid dividends or is mandatorily redeemable under specified events. Dividends on the preferred stock may be paid in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock.

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

We recorded equity method earnings from our investment in Kraft Heinz of $150 million in the first quarter of 2021 and $101 million in 2020. We received dividends on the common stock of $130 million in each of the first quarters of 2021 and 2020, which were recorded as reductions to the carrying value of our investment.

Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $13.0 billion at March 31, 2021 and $11.3 billion at December 31, 2020. The carrying value of our investment was approximately $13.4 billion at March 31, 2021 and $13.3 billion at December 31, 2020. As of March 31, 2021, the carrying value of our investment in Kraft Heinz exceeded the fair value based on the quoted market price by $362 million (2.7% of carrying value).

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	March 27, 2021	December 26, 2020
Assets	$98,664	$99,830
Liabilities	48,233	49,587

	First Quarter
	2021	2020
Sales	$6,394	$6,157
Net earnings attributable to Kraft Heinz common shareholders	563	378

Other investments accounted for pursuant to the equity method include our investments in Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”) and Electric Transmission Texas, LLC (“ETT”). The carrying value of our investments in these entities was approximately $3.1 billion as of March 31, 2021 and $4.0 billion as of December 31, 2020. Our equity method earnings from these entities in the first quarter were $101 million in 2021 and $199 million in 2020. During the first quarter of 2021, we received distributions from these other investees of $896 million, including a non-recurring distribution received from Pilot of $849 million. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A source of funding for Berkadia’s operations is through commercial paper, which was $1.47 billion at March 31, 2021 and limited to $1.5 billion. Berkadia’s commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

A Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest. In 2017, we acquired a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot is the largest operator of travel centers in North America through more than 950 retail locations across 44 U.S. states and six Canadian provinces and through wholesale distribution. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire an additional 41.4% interest in Pilot in 2023, with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Notes to Consolidated Financial Statements (Continued)

Note 6. Investment and derivative contract gains/losses

Investment and derivative contract gains/losses in the first quarter of 2021 and 2020 are summarized as follows (in millions).

	First Quarter
	2021	2020
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$4,630	$(68,482)
Investment gains (losses) on securities sold during the period	430	(410)
	5,060	(68,892)
Fixed maturity securities:
Gross realized gains	20	16
Gross realized losses	(1)	(6)
Other	132	—
Investment gains (losses)	5,211	(68,882)
Derivative contract gains (losses)	489	(1,393)
	$5,700	$(70,275)

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $6.5 billion in the first three months of 2021 and $2.2 billion in the first three months of 2020. In the preceding table, investment gains/losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period or, if later, the purchase date. Our taxable gains/losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable gains in the first quarter of 2021 and 2020 were $1.8 billion and $1.2 billion, respectively.

The derivative contract gains and losses derive from equity index put option contracts written prior to March 2008 on four major equity indexes. Information related to these contracts follows (dollars in millions).

	March 31, 2021	December 31, 2020
Balance sheet liabilities - at fair value	$577	$1,065
Notional value	9,721	10,991
Intrinsic value	211	727
Weighted average remaining life (in years)	1.0	1.2

Notional value in the preceding table represents the aggregate undiscounted amounts payable assuming the value of each index is zero at each contract’s expiration date. Intrinsic value is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date. Substantially all open contracts as of March 31, 2021 will expire by February 2023. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the contract expiration date. We received aggregate premiums of $1.9 billion on the contract inception dates with respect to unexpired contracts as of March 31, 2021 and we have no counterparty credit risk.

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2021	December 31, 2020
Loans and finance receivables before allowances and discounts	$20,800	$20,436
Allowances for uncollectible loans	(725)	(712)
Unamortized acquisition discounts and points	(626)	(523)
	$19,449	$19,201

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables (Continued)

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for each of the first three months of 2021 and 2020 follow (in millions).

	2021	2020
Balance at beginning of year	$712	$167
Adoption of ASC 326	—	486
Provision for credit losses	27	86
Charge-offs, net of recoveries	(14)	(37)
Balance at March 31	$725	$702

As of March 31, 2021, approximately 99% of home loan balances were evaluated collectively for impairment. As of March 31, 2021, we considered approximately 98% of the loan balances to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of March 31, 2021 follows (in millions).

	Loans and Financing Receivables by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Performing	$1,742	$3,443	$2,460	$1,872	$1,386	$7,726	$18,629
Non-performing	2	1	6	7	6	50	72
	$1,744	$3,444	$2,466	$1,879	$1,392	$7,776	$18,701

We are party to an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which expires on July 31, 2023. The outstanding loan under the facility was approximately $1.6 billion at March 31, 2021 and December 31, 2020, and is secured by mortgages on real estate properties. In the first quarter of 2020, we provided a loan to Lee Enterprises, Inc. in connection with its acquisition of our newspaper operations and the repayment of its then outstanding credit facilities. The loan balance was $499 million as of March 31, 2021 and $524 million at December 31, 2020. We are the sole lender to each of these entities and each of these loans is current as to payment status.

Note 8. Other receivables

Other receivables are comprised of the following (in millions).

	March 31, 2021	December 31, 2020
Insurance and other:
Insurance premiums receivable	$15,190	$14,025
Reinsurance recoverables	4,933	4,805
Trade receivables	12,634	11,521
Other	2,905	2,637
Allowances for uncollectible accounts	(660)	(678)
	$35,002	$32,310
Railroad, utilities and energy:
Trade receivables	$3,527	$3,235
Other	662	438
Allowances for uncollectible accounts	(139)	(131)
	$4,050	$3,542

Provisions for credit losses in the first three months with respect to receivables summarized above were $18 million in 2021 and $211 million in 2020. Charge-offs, net of recoveries in the first three months were $28 million in 2021 and $78 million in 2020.

Notes to Consolidated Financial Statements (Continued)

Note 9. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2021	December 31, 2020
Raw materials	$4,914	$4,821
Work in process and other	2,727	2,541
Finished manufactured goods	4,528	4,412
Goods acquired for resale	6,717	7,434
	$18,886	$19,208

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2021	December 31, 2020
Land, buildings and improvements	$13,851	$13,799
Machinery and equipment	25,474	25,488
Furniture, fixtures and other	4,542	4,530
	43,867	43,817
Accumulated depreciation	(22,877)	(22,617)
	$20,990	$21,200

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2021	December 31, 2020
Railroad:
Land, track structure and other roadway	$64,278	$63,824
Locomotives, freight cars and other equipment	13,596	13,523
Construction in progress	855	916
	78,729	78,263
Accumulated depreciation	(13,687)	(13,175)
	65,042	65,088
Utilities and energy:
Utility generation, transmission and distribution systems	87,898	86,730
Interstate natural gas pipeline assets	16,712	16,667
Independent power plants and other assets	12,828	12,671
Construction in progress	3,309	3,308
	120,747	119,376
Accumulated depreciation	(33,990)	(33,248)
	86,757	86,128
	$151,799	$151,216

Depreciation expense for the first quarter of 2021 and 2020 is summarized below (in millions).

	First Quarter
	2021	2020
Insurance and other	$576	$570
Railroad, utilities and energy	1,496	1,398
	$2,072	$1,968

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. A summary of equipment held for lease follows (in millions).

	March 31, 2021	December 31, 2020
Railcars	$9,462	$9,402
Aircraft	8,363	8,204
Other	4,868	4,868
	22,693	22,474
Accumulated depreciation	(8,126)	(7,873)
	$14,567	$14,601

Depreciation expense for equipment held for lease in the first quarter was $282 million in 2021 and $292 million in 2020. Fixed and variable operating lease revenues for the first quarter of 2021 and 2020 are summarized below (in millions).

	First Quarter
	2021	2020
Fixed lease revenue	$1,062	$1,096
Variable lease revenue	262	332
	$1,324	$1,428

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first quarter of 2021 and for the year ended December 31, 2020 follow (in millions).

	March 31, 2021	December 31, 2020
Balance at beginning of year	$73,734	$81,882
Acquisitions of businesses	7	1,758
Impairment charges	—	(10,033)
Other, including foreign currency translation	(46)	127
Balance at end of period*	$73,695	$73,734

*	Net of accumulated goodwill impairments of $11.0 billion as of March 31, 2021 and December 31, 2020.

Other intangible assets and related accumulated amortization are summarized as follows (in millions).

	March 31, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other:
Customer relationships	$27,353	$5,927	$27,374	$5,756
Trademarks and trade names	5,197	784	5,206	779
Patents and technology	4,729	3,316	4,766	3,313
Other	3,322	1,390	3,339	1,375
	$40,601	$11,417	$40,685	$11,223
Railroad, utilities and energy:
Customer relationships	$678	$370	$678	$361
Trademarks, trade names and other	1,003	110	1,003	98
	$1,681	$480	$1,681	$459

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible asset amortization expense in the first quarter was $319 million in 2021 and $325 million in 2020. Intangible assets with indefinite lives were $18.3 billion as of March 31, 2021 and  December 31, 2020 and primarily related to certain customer relationships and trademarks and trade names.

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

Note 13. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 14), for each of the three months ending March 31, 2021 and 2020 follows (in millions).

	2021	2020
Balances at beginning of year:
Gross liabilities	$79,854	$73,019
Reinsurance recoverable on unpaid losses	(2,912)	(2,855)
Net liabilities	76,942	70,164
Incurred losses and loss adjustment expenses:
Current accident year events	11,363	10,896
Prior accident years’ events	(646)	(200)
Total	10,717	10,696
Paid losses and loss adjustment expenses:
Current accident year events	(3,214)	(3,175)
Prior accident years’ events	(6,454)	(6,841)
Total	(9,668)	(10,016)
Foreign currency translation adjustment	(94)	(372)
Balances at March 31:
Net liabilities	77,897	70,472
Reinsurance recoverable on unpaid losses	3,064	2,890
Gross liabilities	$80,961	$73,362

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). We recorded net reductions of estimated ultimate liabilities for prior accident years of $646 million in 2021 and $200 million in 2020, which produced corresponding decreases in incurred losses and loss adjustment expenses. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.8% in 2021 and 0.3% in 2020.

Estimated ultimate liabilities for prior years’ loss events related to primary insurance were reduced by $699 million in the first quarter of 2021 and $172 million in 2020. The decreases in each period were primarily attributable to private passenger automobile and medical professional liability claims. The decrease in 2021 also reflected lower than anticipated workers’ compensation claims. Estimated ultimate liabilities for prior years’ loss events related to reinsurance assumed increased $53 million in 2021 and decreased $28 million in 2020.

Notes to Consolidated Financial Statements (Continued)

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, when applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the three months ending March 31, 2021 and 2020 follow (in millions).

	2021		2020
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances at beginning of year	$40,966	$(12,441)	$42,441	$(13,747)
Incurred losses and loss adjustment expenses:
Current year contracts	—	—	—	—
Prior years’ contracts	(5)	252	24	259
Total	(5)	252	24	259
Paid losses and loss adjustment expenses	(276)	—	(196)	—
Balances at March 31	$40,685	$(12,189)	$42,269	$(13,488)
Incurred losses and loss adjustment expenses, net of deferred charges	$247		$283

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts, which reflects when our exposure to losses begins. Incurred losses and loss adjustment expenses in the first quarter were $247 million in 2021 and $283 million in 2020, which consisted of recurring amortization of deferred changes and the effects of changes in the expected timing and amount of future loss payments. Berkshire’s subsidiary, National Indemnity Company (“NICO”), is party to a contract with certain subsidiaries of American International Group, Inc. (collectively, “AIG”), in which NICO’s ultimate liability is contractually limited to $20 billion. Our estimated claim liabilities with regard to the AIG contract were approximately $17.5 billion at March 31, 2021 and $17.7 billion at December 31, 2020. Deferred charge assets related to the AIG contract were approximately $5.2 billion at March 31, 2021 and $5.4 billion at December 31, 2020.

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2021.

	Weighted Average Interest Rate	March 31, 2021	December 31, 2020
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2021-2047	3.3%	$7,311	$8,308
Euro denominated due 2023-2041	1.0%	8,033	8,326
Japanese Yen denominated due 2023-2060	0.7%	5,624	6,031
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2022-2051	3.6%	10,756	10,766
Great Britain Pound denominated due 2039-2059	2.5%	2,367	2,347
Other subsidiary borrowings due 2021-2045	4.2%	4,676	4,682
Subsidiary short-term borrowings	2.8%	789	1,062
		$39,556	$41,522

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

In the first quarter of 2021, Berkshire repaid €550 million and $1.0 billion of maturing senior notes and issued €600 million of 0.5% senior notes due in 2041. Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. In January 2021, BHFC repaid $750 million of maturing senior notes and issued $750 million of 2.5% senior notes due in 2051.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.9 billion, £1.75 billion and ¥625.5 billion par at March 31, 2021) reflect the applicable exchange rates as of the balance sheet dates. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax gains of $720 million in the first quarter of 2021 and $228 million in the first quarter of 2020.

In addition to BHFC borrowings, Berkshire guaranteed approximately $1.1 billion of other subsidiary borrowings at March 31, 2021. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	March 31, 2021	December 31, 2020
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2051	4.3%	$12,999	$13,447
Subsidiary and other debt due 2021-2064	4.1%	36,461	36,420
Short-term borrowings	1.4%	2,699	2,286
Burlington Northern Santa Fe ("BNSF") and subsidiaries due 2021-2097	4.6%	22,816	23,220
		$74,975	$75,373

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first quarter of 2021, BHE and its subsidiaries repaid $476 million of term debt and increased short-term borrowings.

BNSF’s borrowings are primarily senior unsecured debentures. During the first quarter of 2021, BNSF repaid $407 million of debt. As of March 31, 2021, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of March 31, 2021, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $9.3 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $7.9 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2021 and December 31, 2020, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,280	$3,280	$3,237	$43	$—
Foreign governments	12,148	12,148	10,039	2,109	—
Corporate bonds	4,170	4,170	—	4,170	—
Other	429	429	—	429	—
Investments in equity securities	282,097	282,097	271,382	8	10,707
Investment in Kraft Heinz common stock	13,380	13,018	13,018	—	—
Loans and finance receivables	19,449	20,738	—	2,500	18,238
Derivative contract assets (1)	301	301	1	99	201
Derivative contract liabilities:
Railroad, utilities and energy (1)	105	105	3	66	36
Equity index put options	577	577	—	—	577
Notes payable and other borrowings:
Insurance and other	39,556	42,072	—	42,061	11
Railroad, utilities and energy	74,975	85,357	—	85,357	—
December 31, 2020
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,403	$3,403	$3,358	$45	$—
Foreign governments	11,338	11,338	9,259	2,079	—
Corporate bonds	5,191	5,191	—	5,191	—
Other	478	478	—	478	—
Investments in equity securities	281,170	281,170	271,848	38	9,284
Investment in Kraft Heinz common stock	13,336	11,280	11,280	—	—
Loans and finance receivables	19,201	20,554	—	2,692	17,862
Derivative contract assets (1)	270	270	1	72	197
Derivative contract liabilities:
Railroad, utilities and energy (1)	121	121	6	96	19
Equity index put options	1,065	1,065	—	—	1,065
Notes payable and other borrowings:
Insurance and other	41,522	46,676	—	46,665	11
Railroad, utilities and energy	75,373	92,593	—	92,593	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020 follow (in millions).

		Gains (losses) included in:
	Balance at beginning of year	Earnings	Regulatory assets and liabilities	Acquisitions, dispositions and settlements	Balance at March 31
Investments in equity securities:
2021	$8,978	$823	$—	$600	$10,401
2020	10,405	(4,861)	—	—	5,544

Equity index put option contract liabilities:
2021	(1,065)	489	—	(1)	(577)
2020	(968)	(1,393)	—	—	(2,361)

Quantitative information as of March 31, 2021 with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$9,898	Discounted cash flow	Expected duration	8 years
			Discount for transferability restrictions and subordination	372 basis points
Common stock warrants	503	Warrant pricing model	Expected duration	8 years
			Volatility	37%
Equity index put option contract liabilities	577	Option pricing model	Volatility	19%

Investments in equity securities in the preceding table include our investments in certain preferred stocks and common stock warrants that do not have readily determinable market values as defined under GAAP. These investments are subject to contractual restrictions on transferability and may contain provisions that prevent us from economically hedging our investments. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we made assumptions regarding the expected duration and volatility of the warrants.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Our equity index put option derivative contracts are illiquid and contain contract terms that are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts. We determine the fair value of the equity index put option contract liabilities based on the Black-Scholes option valuation model.

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2021 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2020	678,523	(34,592)	643,931	1,469,359,852	(119,316,381)	1,350,043,471
Conversions of Class A to Class B common stock	(896)	—	(896)	1,344,000	—	1,344,000
Treasury stock acquired	—	(4,606)	(4,606)	—	(20,547,740)	(20,547,740)
Balances at March 31, 2021	677,627	(39,198)	638,429	1,470,703,852	(139,864,121)	1,330,839,731

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,525,655 shares outstanding as of March 31, 2021 and 1,543,960 shares outstanding as of December 31, 2020.

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

Note 18. Income taxes

Our consolidated effective income tax rate for the first quarter was 18.5% in 2021 and 21.2% in 2020. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, the magnitude of gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the three months ending March 31, 2021 and 2020 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First three months of 2021
Balance at beginning of year	$536	$(3,082)	$(1,645)	$(52)	$(4,243)
Other comprehensive income, net	(67)	(297)	40	(3)	(327)
Balance at end of period	$469	$(3,379)	$(1,605)	$(55)	$(4,570)

First three months of 2020
Balance at beginning of year	$481	$(4,346)	$(1,369)	$(9)	$(5,243)
Other comprehensive income, net	(139)	(1,362)	71	(48)	(1,478)
Balance at end of period	$342	$(5,708)	$(1,298)	$(57)	$(6,721)

Note 20. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Quarter
	2021	2020
Cash paid during the period for:
Income taxes	$256	$595
Interest:
Insurance and other	400	409
Railroad, utilities and energy	740	742

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

On November 1, 2020, Berkshire Hathaway Energy (“BHE”) acquired a large portion of the natural gas transmission and storage business of Dominion Energy, Inc. (“Dominion”) for approximately $2.5 billion. The acquisition included a partial ownership of a liquefied natural gas export, import and storage facility (“Cove Point”), consisting of 100% of the general partnership interest and 25% of the limited partnership interests. We treat Cove Point as a consolidated subsidiary because we have the power to direct the activities that most significantly affect its economic performance and the obligation to absorb losses and the right to receive benefits which could be significant to Cove Point. As of the acquisition date, the preliminary fair value of the assets acquired was $13.4 billion, including residual goodwill of $1.7 billion, and the fair value of the liabilities assumed was $6.9 billion, including the assumption of approximately $5.6 billion of debt. We also recorded noncontrolling interests of $3.9 billion attributable to limited partnership interests in Cove Point that are held by third parties. BHE has also agreed to acquire certain other of Dominion’s pipeline business for approximately $1.3 billion. The closing of this second acquisition is subject to receiving necessary regulatory approvals and other customary closing conditions and is expected to occur during the second quarter of 2021.

Notes to Consolidated Financial Statements (Continued)

Note 22. Revenues from contracts with customers

We recognize revenue when a good or service is transferred to a customer. A good or service is transferred when or as the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the first quarter of 2021 and 2020 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues, which are not considered to be revenues from contracts with customers under GAAP.

	Manufacturing	McLane Company	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending March 31, 2021
Manufactured products:
Industrial and commercial products	$5,363	$—	$50	$—	$—	$—	$5,413
Building products	4,399	—	—	—	—	—	4,399
Consumer products	4,163	—	—	—	—	—	4,163
Grocery and convenience store distribution	—	7,442	—	—	—	—	7,442
Food and beverage distribution	—	4,004	—	—	—	—	4,004
Auto sales	—	—	2,312	—	—	—	2,312
Other retail and wholesale distribution	703	—	3,656	—	—	—	4,359
Service	329	151	934	5,365	1,040	—	7,819
Electricity and natural gas	—	—	—	—	4,712	—	4,712
Total	14,957	11,597	6,952	5,365	5,752	—	44,623
Other revenues	923	25	991	13	172	17,852	19,976
	$15,880	$11,622	$7,943	$5,378	$5,924	$17,852	$64,599

Three months ending March 31, 2020
Manufactured products:
Industrial and commercial products	$6,119	$—	$44	$—	$—	$—	$6,163
Building products	3,695	—	—	—	—	—	3,695
Consumer products	3,328	—	—	—	—	—	3,328
Grocery and convenience store distribution	—	7,859	—	—	—	—	7,859
Food and beverage distribution	—	3,806	—	—	—	—	3,806
Auto sales	—	—	1,909	—	—	—	1,909
Other retail and wholesale distribution	605	—	2,933	—	—	—	3,538
Service	387	132	961	5,366	793	—	7,639
Electricity and natural gas	—	—	—	—	3,515	—	3,515
Total	14,134	11,797	5,847	5,366	4,308	—	41,452
Other revenues	880	24	1,091	14	199	17,605	19,813
	$15,014	$11,821	$6,938	$5,380	$4,507	$17,605	$61,265

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of March 31, 2021 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,034	$20,918	$23,952
Other sales and service contracts	1,324	2,259	3,583

Notes to Consolidated Financial Statements (Continued)

Note 23. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the first quarter of 2021 and 2020 were as follows (in millions).

	First Quarter
	2021	2020
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$8,923	$9,109
Berkshire Hathaway Primary Group	2,654	2,369
Berkshire Hathaway Reinsurance Group	4,847	4,270
Investment income	1,414	1,648
Total insurance	17,838	17,396
BNSF	5,401	5,417
Berkshire Hathaway Energy	5,924	4,507
Manufacturing	15,913	15,035
McLane Company	11,622	11,821
Service and retailing	7,958	6,956
	64,656	61,132
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	(57)	133
	$64,599	$61,265

	First Quarter
	2021	2020
Earnings (Loss) Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$1,023	$984
Berkshire Hathaway Primary Group	206	(33)
Berkshire Hathaway Reinsurance Group	(263)	(489)
Investment income	1,412	1,647
Total insurance	2,378	2,109
BNSF	1,659	1,584
Berkshire Hathaway Energy	683	419
Manufacturing	2,436	2,111
McLane Company	103	65
Service and retailing	938	558
	8,197	6,846
Reconciliation of segments to consolidated amount
Investment and derivative gains/losses	5,700	(70,275)
Interest expense, not allocated to segments	(114)	(136)
Equity method investments	251	300
Corporate, eliminations and other	494	216
	$14,528	$(63,049)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings/loss attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2021	2020
Insurance – underwriting	$764	$363
Insurance – investment income	1,208	1,386
Railroad	1,251	1,190
Utilities and energy	703	561
Manufacturing, service and retailing	2,619	2,038
Investment and derivative gains/losses	4,693	(55,617)
Other	473	333
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$11,711	$(49,746)

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

The COVID-19 pandemic negatively affected most of our operating businesses beginning in March of 2020, with the effects to date ranging from relatively minor to severe. Revenues and earnings of most of our manufacturing, service and retailing businesses declined considerably, and in certain instances severely, in the second quarter of 2020. Over the second half of 2020 and continuing into the first quarter of 2021, many of these businesses experienced significant recoveries in revenues and earnings. Consequently, revenues and earnings in the first quarter of 2021 for these businesses were considerably higher than in the first quarter of 2020, although results for certain businesses were negatively affected by major winter storms in North America during February 2021. Certain of our other operating businesses continue to suffer adverse effects from the pandemic.

We cannot reliably predict future economic effects of the pandemic or when business activities at our operations will completely normalize. Nor can we predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Insurance underwriting produced after-tax earnings of $764 million in the first quarter of 2021 and $363 million in 2020. In each year, we generated underwriting earnings from primary insurance and underwriting losses from reinsurance assumed. Underwriting results in 2021 also reflected the effects of the pandemic, including premium reductions from the GEICO Giveback program and reduced claims frequencies for private passenger automobile coverages. After-tax earnings from insurance investment income in the first quarter of 2021 declined $178 million (12.8%) compared to 2020, primarily due to lower interest income earned on cash and short-term investments in U.S. Treasury Bills.

After-tax earnings of our railroad business increased 5.1% in the first quarter of 2021 compared to 2020. The increase reflected overall higher freight volumes and lower costs due to improved productivity. After-tax earnings of our utilities and energy business increased 25.3% in the first quarter of 2021 compared to 2020. The increase reflected increased earnings from the natural gas pipelines and real estate brokerage businesses, partially offset by lower earnings from the other energy businesses. Earnings from our manufacturing, service and retailing businesses increased 28.5% in the first quarter of 2021 versus 2020. Overall, our businesses generated significantly higher earnings in the first quarter of 2021 compared to 2020, which reflected the initial adverse effects of the pandemic.

Investment and derivative gains/losses in 2021 and 2020 included significant gains and losses on equity securities, including unrealized gains and losses from market price changes. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Our management views our insurance businesses as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains/losses. We consider investment income as an integral component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized as non-operating. We believe that such gains and losses are not meaningful in understanding the operating results of our insurance businesses.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider incurred losses in excess of $100 million from a current year catastrophic event to be significant.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $121.6 billion as of March 31, 2021. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S.-based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2021	2020
Pre-tax underwriting earnings (loss):
GEICO	$1,023	$984
Berkshire Hathaway Primary Group	206	(33)
Berkshire Hathaway Reinsurance Group	(263)	(489)
Pre-tax underwriting earnings	966	462
Income taxes and noncontrolling interests	202	99
Net underwriting earnings	$764	$363
Effective income tax rate	20.9%	21.5%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2021		2020
	Amount	%	Amount	%
Premiums written	$10,006		$9,681
Premiums earned	$8,923	100.0	$9,109	100.0
Losses and loss adjustment expenses	6,463	72.4	6,766	74.3
Underwriting expenses	1,437	16.1	1,359	14.9
Total losses and expenses	7,900	88.5	8,125	89.2
Pre-tax underwriting earnings	$1,023		$984

GEICO’s pre-tax underwriting earnings for the first quarter of 2021 continues to reflect decreases in losses and loss adjustment expenses attributable to lower average claims frequencies from the effects of less driving by policyholders during the COVID-19 pandemic. These effects were partially offset by lower premiums earned from the remaining effects of the GEICO Giveback program and higher average claims severities.

Premiums written in the first quarter of 2021 increased 3.4% compared to 2020. The premium increase was primarily attributable to higher average voluntary auto policies-in-force, partially offset by a decrease in average premiums per auto policy due to coverage changes. Voluntary auto policies-in-force increased approximately 124,000 during the first quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

The GEICO Giveback program provided a 15% premium credit to all new and renewal voluntary auto and motorcycle policies written between April 8, 2020 and October 7, 2020. Premiums earned in the first quarter of 2021 decreased by 2.0% compared to 2020, which included reductions of approximately $400 million attributable to the remaining impact of the GEICO Giveback credit.

Losses and loss adjustment expenses in the first quarter of 2021 decreased $303 million (4.5%) compared to 2020. GEICO’s ratio of losses and loss adjustment expenses to earnings in the first quarter of 2021 was 72.4%, a decrease of 1.9 percentage points compared to 2020, reflecting declines in claims frequencies, partially offset by increases in claims severities and the impact of lower premiums earned.

Claims frequencies in the first quarter of 2021 were lower for property damage and bodily injury coverages (fourteen to fifteen percent range), personal injury coverage (ten to eleven percent range) and collision coverage (flat to one percent range). Average claims severities in the first quarter of 2021 were higher for property damage coverage (three to four percent range), collision coverage (ten to eleven percent range) and bodily injury coverage (twelve to thirteen percent range). Losses and loss adjustment expenses in the first quarter included reductions in the ultimate claim loss estimates for prior years’ loss events of $521 million in 2021 and $148 million in 2020.

Underwriting expenses in the first quarter of 2021 were $1.4 billion, an increase of $78 million (5.7%) compared to 2020, reflecting higher employee-related, advertising and technology costs partly offset by lower premium taxes. GEICO’s expense ratio (underwriting expense to premiums earned) in the first quarter of 2021 was 16.1%, an increase of 1.2 percentage points compared to 2020, attributable to both the increase in expenses and the decline in earned premiums.

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

	First Quarter
	2021		2020
	Amount	%	Amount	%
Premiums written	$2,908		$2,455
Premiums earned	$2,654	100.0	$2,369	100.0
Losses and loss adjustment expenses	1,849	69.7	1,811	76.4
Underwriting expenses	599	22.5	591	25.0
Total losses and expenses	2,448	92.2	2,402	101.4
Pre-tax underwriting earnings (loss)	$206		$(33)

Premiums written increased $453 million (18.5%) in the first quarter of 2021 compared to 2020, driven by increases at BH Specialty (40%) and MedPro Group (24%). The increase at BH Specialty was primarily attributable to increased casualty business and the increase at MedPro Group reflected increases across certain product categories. BHHC’s premiums written declined 8% from the first quarter of 2020, primarily due to lower workers’ compensation volumes. The declines in workers’ compensation premiums reflected the effects of overall lower insured payroll levels attributable to the pandemic and continuing increased price competition in the market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

BH Primary’s loss ratio in the first quarter of 2021 was 69.7%, a decline of 6.7 percentage points versus 2020, which reflected net reductions in estimated ultimate liabilities for prior years’ loss events of $178 million in 2021 and $24 million in 2020. Estimated losses and loss adjustment expenses incurred in the first quarter of 2021 from a major winter storm in North America (“Winter Storm Uri”) in February 2021 were approximately $150 million. There were no significant catastrophe loss events in the first quarter of 2020. Incurred losses attributable to the pandemic were not significant in the first quarter of 2021 and were approximately $170 million in the first quarter of 2020. BH Primary insurers write significant levels of commercial and professional liability and workers’ compensation insurance and the related claim costs may be subject to high severity and long claim-tails. Accordingly, we could experience significant increases in claims liabilities in the future attributable to higher-than-expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated. Underwriting expenses in the first quarter of 2021 were relatively unchanged compared to 2020. The expense ratio declined 2.5 percentage points, reflecting changes in business mix and the impact of pandemic-related allowances for expected credit losses recorded in the first quarter of 2020.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group (“BHRG”) offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), General Reinsurance Corporation and General Reinsurance AG. We also offer life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”). We periodically assume property and casualty risks under retroactive reinsurance contracts written through NICO. In addition, we write periodic payment annuity contracts predominantly through BHLN.

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

	First Quarter
	Premiums earned		Pre-tax underwriting earnings (loss)
	2021	2020	2021	2020
Property/casualty	$3,394	$2,723	$166	$(162)
Life/health	1,305	1,351	(172)	5
Retroactive reinsurance	—	34	(242)	(42)
Periodic payment annuity	144	159	(136)	(56)
Variable annuity	4	3	121	(234)
	$4,847	$4,270	$(263)	$(489)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2021		2020
	Amount	%	Amount	%
Premiums written	$4,383		$4,056
Premiums earned	$3,394	100.0	$2,723	100.0
Losses and loss adjustment expenses	2,407	70.9	2,120	77.9
Underwriting expenses	821	24.2	765	28.0
Total losses and expenses	3,228	95.1	2,885	105.9
Pre-tax underwriting earnings (loss)	$166		$(162)

Premiums written in the first quarter of 2021 increased $327 million (8.1%) compared to 2020. The increase was primarily attributable to favorable foreign currency translation effects and changes in business mix.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Property/casualty (Continued)

Losses and loss adjustment expenses increased $287 million (13.5%) in the first quarter of 2021 compared to 2020 and the loss ratio decreased 7.0 percentage points, reflecting generally lower ratios in most of BHRG’s various product categories. Losses and loss adjustment expenses in the first quarter of 2021 included estimated losses from Winter Storm Uri of approximately $310 million and a net increase in estimated ultimate liabilities for prior years’ loss events of $53 million. Losses and loss adjustment expenses incurred in the first quarter of 2020 included $230 million attributable to the COVID-19 pandemic, partially offset by a net reduction in estimated ultimate liabilities for prior years’ loss events of $28 million.

Underwriting expenses are primarily commissions and brokerage costs. The expense ratio decreased 3.8 percentage points in the first quarter, attributable to changes in business mix and the impact of pandemic-related charges in the first quarter of 2020.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2021		2020
	Amount	%	Amount	%
Premiums written	$1,301		$1,352
Premiums earned	$1,305	100.0	$1,351	100.0
Life and health insurance benefits	1,251	95.9	1,054	78.0
Underwriting expenses	226	17.3	292	21.6
Total benefits and expenses	1,477	113.2	1,346	99.6
Pre-tax underwriting earnings (loss)	$(172)		$5
Life/health premiums written decreased $51 million (3.8%) in the first quarter of 2021 compared to 2020. The decrease reflected the non-renewal in 2021 of a policy that covered U.S. health insurance risks ($164 million), partially offset by volume growth in the Asian and European life markets and favorable foreign currency translation effects. Underwriting earnings in the first quarter of 2021 were negatively affected by significant increases in mortality in the U.S., Africa and Latin America, which were partially offset by lower underwriting expenses, due mainly to lower average commission rates in the international life business. Underwriting results in the first quarter of 2020 reflected pre-tax earnings from U.S. and international life business, partially offset by pre-tax losses from the run-off of U.S. long-term care business and unfavorable foreign currency translation effects.

Retroactive reinsurance

There were no significant retroactive reinsurance contracts written in the first quarters of 2021 and 2020. Pre-tax underwriting losses in each period derived from deferred charge amortization and changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Foreign currency exchange effects were insignificant in the first quarter of 2021. Underwriting results in the first quarter of 2020 included foreign currency exchange gains of $205 million. Before foreign currency exchange effects, pre-tax underwriting losses in the first quarter were $243 million in 2021 and $247 million in 2020.

Gross unpaid losses assumed under retroactive reinsurance contracts were $40.7 billion at March 31, 2021 and $41.0 billion at December 31, 2020. Unamortized deferred charge assets related to such reinsurance contracts were $12.2 billion at March 31, 2021 and $12.4 billion at December 31, 2020. Deferred charge assets will be charged to earnings over the expected remaining claims settlement periods through periodic amortization.

Periodic payment annuity

Periodic payment annuity premiums earned in the first quarter of 2021 decreased $15 million (9.4%) compared to 2020. Periodic payment annuity business is price sensitive. The volumes written can change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, as well as the level of competition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Periodic payment annuity (Continued)

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities. Underwriting results also include the effects of mortality, interest rate changes that may affect expected settlements under certain contracts and gains or losses from changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results in the first quarter included foreign currency exchange losses of $10 million in 2021 and gains of $105 million in 2020.

Excluding foreign currency exchange gains/losses, pre-tax underwriting losses in the first quarter were $126 million in 2021 and $161 million in 2020, which primarily derived from the recurring discount accretion of annuity liabilities. Pre-tax losses in the first quarter of 2021 were partially offset by the effects of higher mortality and interest rates. Discounted annuity liabilities were $14.4 billion at March 31, 2021, reflecting a weighted average discount rate of approximately 4.0%.

Variable annuity

Variable annuity guarantee contracts produced pre-tax earnings in the first quarter of $121 million in 2021 and pre-tax losses of $234 million in 2020. The results from these contracts reflect changes in our estimated liabilities for underlying guaranteed benefits, which are affected by changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Underwriting results from these contracts are volatile, reflecting the volatility of securities markets, interest rates and foreign currency exchange rates. Underwriting earnings in the first quarter of 2021 were primarily attributable to the effects of interest rate changes, while the losses in 2020 reflected the impact of unfavorable changes in securities markets and interest rates.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter		Percentage
	2021	2020	Change
Interest and other investment income	$159	$404	(60.6)%
Dividend income	1,253	1,243	0.8
Pre-tax net investment income	1,412	1,647	(14.3)
Income taxes and noncontrolling interests	204	261
Net investment income	$1,208	$1,386
Effective income tax rate	14.4%	15.8%

Interest and other investment income in the first quarter of 2021 declined $245 million (60.6%) compared to 2020, primarily due to lower income from short-term investments. We continue to hold substantial balances of cash, cash equivalents and short-term U.S. Treasury Bills. We expect short-term interest rates, which are historically low, to remain low, negatively affecting our earnings from such investments for the remainder of 2021. Nevertheless, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments. Dividend income was relatively unchanged from the first quarter of 2021 compared to 2020.

Invested assets of our insurance businesses derive from shareholder capital and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $140 billion at March 31, 2021 and $138 billion at December 31, 2020. Our combined insurance operations generated pre-tax underwriting earnings in the first quarter of 2021 and 2020, and consequently, the average cost of float for each period was negative.

A summary of cash and investments held in our insurance businesses as of March 31, 2021 and December 31, 2020 follows (in millions).

	March 31, 2021	December 31, 2020
Cash, cash equivalents and short-term investments in U.S. Treasury Bills	$78,747	$67,082
Equity securities	270,435	269,498
Fixed maturity securities	19,952	20,317
Other	6,193	6,220
	$375,327	$363,117

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

Fixed maturity securities as of March 31, 2021 were as follows (in millions).

	Amortized Cost	Unrealized Gains	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,228	$43	$3,271
Foreign governments	12,078	69	12,147
Corporate bonds	3,705	430	4,135
Other	342	57	399
	$19,353	$599	$19,952

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

	First Quarter
	2021	2020
Railroad operating revenues	$5,221	$5,244
Railroad operating expenses:
Compensation and benefits	1,164	1,225
Fuel	550	614
Purchased services	505	517
Depreciation and amortization	616	611
Equipment rents, materials and other	491	450
Total	3,326	3,417
Railroad operating earnings	1,895	1,827
Other revenues (expenses):
Other revenues	180	173
Other expenses, net	(158)	(154)
Interest expense	(258)	(262)
Pre-tax earnings	1,659	1,584
Income taxes	408	394
Net earnings	$1,251	$1,190
Effective income tax rate	24.6%	24.9%

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units
	First Quarter		Percentage
	2021	2020	Change
Consumer products	1,393	1,207	15.4%
Industrial products	399	460	(13.3)
Agricultural products	318	285	11.6
Coal	339	384	(11.7)
	2,449	2,336	4.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

The COVID-19 pandemic caused a significant economic slowdown that adversely affected the demand for our services in 2020. The effects of the COVID-19 pandemic are ongoing, and the full extent to which it may impact our business and financial results remain uncertain and will depend on future developments.

Railroad operating revenues decreased 0.4% in 2021 compared to 2020, reflecting increased volumes of 4.8%, offset by a 5.1% decrease in average revenue per car/unit resulting from business mix changes and lower fuel surcharge revenue driven by lower fuel prices. Pre-tax earnings were $1.7 billion in the first quarter of 2021, an increase of 4.7% compared to 2020. The increase principally resulted from increased volume and lower operating expenses due to overall improved productivity.

Operating revenues from consumer products were $1.9 billion in the first quarter of 2021, an increase of 7.1% from 2020. The increase reflected higher volumes of 15.4%, partially offset by lower average revenue per car/unit. The volume increase is the result of growth in both international and domestic intermodal shipments driven by increased retail sales and inventory replenishments by retailers, along with increased e-commerce activity. Automotive shipments declined primarily attributable to production impacts from a global microchip shortage.

Operating revenues from industrial products were $1.2 billion in the first quarter of 2021, a decrease of 16.3% from 2020. The decrease was attributable to lower volumes of 13.3% and lower average revenue per car/unit. The volume decrease was primarily driven by reduced production and demand in the energy sector, which contributed to lower petroleum products and sand volume. In addition, we experienced lower shipments of chemicals, plastics and aggregates due to the impact of winter storms in Texas and the U.S. Gulf Coast regions.

Operating revenues from agricultural products were $1.3 billion in the first quarter of 2021, an increase of 14.3% from 2020. The revenue increase reflected a volume increase of 11.6% in 2021 as compared to 2020, along with higher revenue per car/unit. Volumes increased primarily due to higher grain exports.

Operating revenues from coal were $686 million in the first quarter of 2021, a decrease of 10.4% compared to 2020. The decrease reflected lower volume of 11.7%, partially offset by higher average revenue per car/unit. The volume decline was primarily attributable to lower utility demand in the early part of the quarter, along with severe winter storms, which impacted deliveries.

Railroad operating expenses in the first quarter of 2021 were $3.3 billion, a decrease of $91 million (2.7%) compared to 2020. The ratio of railroad operating expenses to railroad operating revenues decreased 1.5 percentage points to 63.7% in 2021 versus 2020. Railroad operating expenses in 2021 reflected productivity improvements and lower average fuel prices.

Compensation and benefits expenses decreased $61 million (5.0%) in the first quarter of 2021 compared to 2020. The decrease was primarily due to fewer employees as a result of improved productivity. Fuel expenses decreased $64 million (10.4%) in the first quarter of 2021 compared to 2020. The decrease was primarily due to lower average fuel prices, lower gross ton mile volumes and higher fuel efficiency. Equipment rents, materials and other expenses increased $41 million (9.1%) in the first quarter of 2021 compared to 2020, resulting from higher miscellaneous taxes and property taxes.

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

	First Quarter
	2021	2020
Revenues:
Energy operating revenue	$4,849	$3,634
Real estate operating revenue	1,232	893
Other income (loss)	(157)	(20)
Total revenue	5,924	4,507
Costs and expense:
Energy cost of sales	1,569	1,038
Energy operating expense	2,036	1,711
Real estate operating costs and expense	1,120	873
Interest expense	516	466
Total costs and expense	5,241	4,088
Pre-tax earnings	683	419
Income tax expense (benefit)*	(232)	(201)
Net earnings after income taxes	915	620
Noncontrolling interests	106	3
Net earnings attributable to BHE	809	617
Noncontrolling interests and preferred stock dividends	106	56
Net earnings attributable to Berkshire Hathaway shareholders	$703	$561
Effective income tax rate	(34.0)%	(48.0)%
*	Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (in millions).

	First Quarter		Percentage
	2021	2020	Change
PacifiCorp	$169	$176	(4.0)%
MidAmerican Energy Company	144	150	(4.0)
NV Energy	34	20	70.0
Northern Powergrid	104	87	19.5
Natural gas pipelines	383	179	114.0
Other energy businesses	62	136	(54.4)
Real estate brokerage	84	10	740.0
Corporate interest and other	(171)	(141)	21.3
	$809	$617	31.1

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp after-tax earnings decreased $7 million in the first quarter of 2021 as compared to 2020. The decrease reflected higher depreciation and amortization expense, lower allowances for equity and borrowed funds used during construction and higher property taxes, partially offset by higher utility margin (operating revenue less cost of sales) and increased income tax benefits from the impacts of ratemaking and higher production tax credits recognized on new wind-powered generating facilities placed in-service.

PacifiCorp utility margin was $818 million in the first quarter of 2021, an increase of $29 million compared to 2020. The increase reflected higher retail revenue derived from a 0.3% increase in customer volumes, higher wholesale revenue and lower purchased power costs, partially offset by higher natural gas-fueled and coal-fueled generation costs. Retail customer volumes increased due to an increase in the average number of customers and the favorable impacts of weather, partially offset by lower customer usage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings decreased $6 million in the first quarter of 2021 compared to 2020. The decrease reflected higher operating expenses, partially offset by increased income tax benefits and other income. The increase in operating expenses included costs associated with additional wind-powered generating facilities placed in-service, as well as higher electric and natural gas distribution costs. The income tax benefit increase was mainly due to higher production tax credits recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service, partially offset by the impacts of ratemaking.

MEC electric utility margin increased slightly to $394 million in the first quarter of 2021 compared to 2020. The increase was attributable to higher operating revenue from wholesale and retail customer volumes, largely offset by higher generation and purchased power costs. Electric retail customer volumes in the first quarter increased 4.9%, primarily due to the favorable impacts of weather and increased usage by certain industrial customers.

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings increased $14 million in the first quarter of 2021 compared to 2020. The increase reflected lower operating expenses, higher other income, lower interest expense and lower income tax expense from the impacts of ratemaking, partially offset by lower electric utility margin. The decrease in operating expenses was mainly due to lower plant operations and maintenance costs, partially offset by higher depreciation expense from additional plant placed in-service.

NV Energy electric utility margin decreased $18 million to $305 million in the first quarter of 2021 compared to 2020. The decrease was primarily due to lower operating revenue from lower base tariff general rates at Nevada Power Company, a 3.2% decrease in electric retail customer volumes, including distribution-only service customers, and price impacts from changes in sales mix. The decrease in electric retail customer volumes was primarily due to the impact of the COVID-19 pandemic, partially offset by the favorable impacts of weather.

Northern Powergrid after-tax earnings increased $17 million in the first quarter of 2021 as compared to 2020. The earnings increase reflected higher distribution revenue, mainly from increased tariff rates, and favorable foreign currency exchange rate movements in 2021.

Natural gas pipelines after-tax earnings increased $204 million in the first quarter of 2021 compared to 2020. The increase included earnings of $107 million from BHE GT&S, the effects of higher margins on natural gas sales and higher transportation revenue at Northern Natural Gas. The higher margins on natural gas sales and higher transportation revenue at Northern Natural Gas were largely due to the favorable impacts on demand from the February 2021 winter storms.

Other energy business after-tax earnings in the first quarter of 2021 decreased $74 million compared to 2020, due to lower wind tax equity investment earnings of $93 million, partially offset by higher operating revenue from renewable energy projects. Wind tax equity investment earnings decreased due to increased losses from existing tax equity investments of $138 million, primarily due to the February 2021 winter storms, partially offset by increased income tax benefits from projects reaching commercial operation.

Real estate brokerage after-tax earnings increased $74 million in the first quarter of 2021 compared to 2020, attributable to significantly higher earnings from mortgage and brokerage services. The increase in earnings from mortgage services was attributable to higher refinance activity and the earnings increase from brokerage services was due to a comparative increase in closed transaction volumes of 35%.

Corporate interest and other after-tax losses increased $30 million in the first quarter of 2021 compared to 2020, primarily due to higher interest expense from corporate debt issued in 2020 and higher operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2021	2020	Change
Revenues
Manufacturing	$15,913	$15,035	5.8%
Service and retailing	19,580	18,777	4.3
	$35,493	$33,812
Pre-tax earnings*
Manufacturing	$2,436	$2,111	15.4%
Service and retailing	1,041	623	67.1
	3,477	2,734
Income taxes and noncontrolling interests	858	696
	$2,619	$2,038
Effective income tax rate	24.2%	25.1%
Pre-tax earnings as a percentage of revenues	9.8%	8.1%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $180 million in 2021 and $202 million in 2020. These expenses are included in “Other” in the summary of earnings on page 23 and in the “Other” earnings section on page 38.

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

	First Quarter		Percentage
	2021	2020	Change
Revenues
Industrial products	$6,672	$7,358	(9.3)%
Building products	5,628	4,857	15.9
Consumer products	3,613	2,820	28.1
	$15,913	$15,035
Pre-tax earnings
Industrial products	$1,142	$1,306	(12.6)%
Building products	770	567	35.8
Consumer products	524	238	120.2
	$2,436	$2,111
Pre-tax earnings as a percentage of revenues
Industrial products	17.1%	17.7%
Building products	13.7%	11.7%
Consumer products	14.5%	8.4%

Industrial products

The industrial products group includes specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), complex metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), equipment and systems for the livestock and agricultural industries (CTB International (“CTB”)), and a variety of industrial products for diverse markets (Marmon, Scott Fetzer and LiquidPower Specialty Products (“LSPI”)). Marmon consists of more than 100 autonomous manufacturing and service businesses, including equipment leasing for the rail, intermodal tank container and mobile crane industries, which are internally aggregated into sectors (or “groups”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Revenues of the industrial products group in the first quarter of 2021 declined $686 million (9.3%) from the first quarter of 2020, while pre-tax earnings declined $164 million (12.6%). Pre-tax earnings as a percentage of revenues for the group were 17.1% in 2021 compared to 17.7% in 2020. Results in 2020 were negatively affected by the COVID-19 pandemic.

PCC’s revenues were $1.6 billion in the first quarter of 2021, a decrease of $884 million (36.2%) compared to 2020. Historically, PCC derives significant revenues and earnings from aerospace products. The COVID-19 pandemic contributed to material declines in commercial air travel and aircraft production in 2020. While air travel in the U.S. is increasing, we do not expect significant increases in aircraft production to occur in the near term. Consequently, we anticipate PCC’s revenues and earnings will remain relatively low in 2021.

PCC’s pre-tax earnings decreased 33.5% in the first quarter of 2021 compared to 2020. The earnings decrease reflected the decline in sales of aerospace products, partially offset by the effects of aggressive actions taken by management to resize and restructure operations to improve profitability.

Lubrizol’s revenues were $1.7 billion in the first quarter of 2021, an increase of 5.1% compared to 2020, reflecting higher volumes and favorable sales mix. Lubrizol’s consolidated volume in the first quarter of 2021 increased 4.8% from 2020, primarily due to volume increases in Engineered Materials and Additives product lines. Despite an increase in sales and volume compared to the prior year, the Additives product line was affected by severe winter storms in February 2021 which caused the temporary shut-down of several U.S. facilities and negatively impacted sales in the quarter.

Lubrizol’s pre-tax earnings decreased 13.4% in the first quarter of 2021 compared to 2020. Earnings in the first quarter of 2021 were negatively impacted by the weather-related temporary shut-down of Additives facilities in the U.S. Pre-tax earnings were reduced due to manufacturing inefficiencies, various incremental and non-recurring operating costs and lost sales margins. This was partially offset by increased pre-tax earnings from Life Sciences and Engineered Materials.

Marmon’s revenues were $2.1 billion in the first quarter of 2021, an increase of $90 million (4.5%) over 2020. The increase reflected higher revenues in the Electrical and the Plumbing & Refrigeration business groups, primarily due to the impact of higher metals prices and higher volumes. Partially offsetting these increases were lower revenues from the Rail & Leasing group, attributable to lower leased fleet utilization and lease renewal rates and to lower railcar sales and repair services.

Marmon’s pre-tax earnings in the first quarter of 2021 decreased $17 million (5.8%) compared to 2020. Earnings in the first quarter of 2021 reflected lower earnings from the Rail & Leasing and Water Technologies groups, partly offset by higher earnings in nearly all other groups, led by Medical, Retail Solutions, Electrical and Industrial Products, as well as from lower restructuring costs.

IMC’s revenues were $885 million in the first quarter of 2021, an increase of 5.1% compared to 2020. Revenues in the first quarter of 2021 reflected favorable foreign currency translation effects and improving business conditions in many geographic regions. IMC’s pre-tax earnings increased 25.3% in the first quarter of 2021 versus 2020, primarily attributable to the favorable effects of improved manufacturing efficiencies, other operating cost savings initiatives and foreign currency translation.

Building products

The building products group includes manufactured and site-built construction and related lending and financial services (Clayton Homes), flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Building Brands), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Revenues of the building products group increased $771 million (15.9%) in the first quarter of 2021 compared to 2020 and pre-tax earnings increased $203 million (35.8%) over 2020. Pre-tax earnings as percentages of revenues were 13.7% in the first quarter of 2021 compared to 11.7% in 2020. Residential housing construction demand in the U.S. was strong during 2020 and continued through the first quarter of 2021. These conditions, along with supply chain disruptions, contributed to significant cost increases for key materials and products used by our businesses, including lumber, steel, copper and fixtures, necessitating higher sales prices.

Clayton Homes’ revenues were approximately $2.3 billion in the first quarter of 2021, an increase of $544 million (30.9%) over 2020. The increase was primarily due to an increase in revenues from home sales of $468 million (36%), reflecting a net increase in units sold, increased revenue per home sold and changes in sales mix. Unit sales of site-built homes increased 45% in the first quarter of 2021, while factory-built manufactured home unit sales increased 2%. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities increased 17% in the first quarter of 2021 compared to 2020. Loan balances, net of allowances for credit losses, were approximately $17.4 billion as of March 31, 2021 compared to $17.1 billion as of December 31, 2020.

Pre-tax earnings of Clayton Homes were $391 million in the first quarter of 2021, an increase of $190 million (94.5%) compared to 2020. Earnings in 2021 reflected higher earnings from home sales, mortgage originations, net interest income and a decline of $60 million in provisions for expected credit losses. The provisions for expected credit losses in the first quarter of 2020 were unusually high and included provisions for the expected impact of the COVID-19 pandemic.

Aggregate revenues of our other building products businesses were approximately $3.3 billion in the first quarter of 2021, an increase of 7.3% versus 2020. The increase was primarily due to higher volumes for paint and coatings, residential flooring, roofing and other building systems and favorable foreign currency translation effects.

Pre-tax earnings of the other building products businesses were $379 million in the first quarter of 2021, an increase of 3.4% over 2020. The increase was primarily attributable to the increase in revenues and operating cost control efforts, partly offset by rising costs and availability of certain materials and freight services from the adverse effects of supply chain disruptions and severe storms in 2021.

Consumer products

The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance alkaline batteries (Duracell). This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline).

Consumer products revenues increased $793 million (28.1%) in the first quarter of 2021 compared to 2020, while pre-tax earnings increased $286 million (120.2%). Pre-tax earnings as a percentage of revenues increased 6.1 percentage points to 14.5%. Revenues in the first quarter of 2021 increased significantly over 2020 at nearly all of our businesses. Revenues and earnings in the first quarter of 2020 were negatively affected by the pandemic.

In the first quarter of 2021, revenues from Forest River increased 39.7% over 2020, driven by increased unit sales for recreational vehicles. Apparel and footwear sales increased 21.7% in the first quarter of 2021 compared to the first quarter of 2020, reflecting strong sales growth from Brooks Sports (41.6%) and increased apparel volumes attributable in part to inventory restocking by certain customers. Duracell’s revenues in the first quarter of 2021 increased 16.9% over 2020. The increase in pre-tax earnings was primarily attributable to revenue increases from Forest River, Brooks Sports, Duracell, and the apparel businesses, as well as the impact of inventory obsolescence allowances that were recorded in the first quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2021	2020	Change
Revenues
Service	$3,605	$3,358	7.4%
Retailing	4,353	3,598	21.0
McLane Company	11,622	11,821	(1.7)
	$19,580	$18,777
Pre-tax earnings
Service	$590	$425	38.8%
Retailing	348	133	161.7
McLane Company	103	65	58.5
	$1,041	$623
Pre-tax earnings as a percentage of revenues
Service	16.4%	12.7%
Retailing	8.0%	3.7%
McLane Company	0.9%	0.5%

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

Service group revenues increased 7.4% in the first quarter of 2021 compared to the first quarter of 2020 and pre-tax earnings increased $165 million (38.8%) versus 2020. Pre-tax earnings as a percentage of revenues were 16.4% in the first quarter of 2021, an increase of 3.7 percentage points compared to 2020.

Revenues of TTI increased 26.4% in the first quarter of 2021 versus 2020, reflecting higher demand across all significant markets within the electronic components industry as customers were restocking inventories in response to supply chain disruptions and international trade disputes. Revenues from aviation services (NetJets and FlightSafety) declined 1.3%, primarily due to lower commercial and corporate training hours at FlightSafety. Aggregate flight hours at NetJets were relatively unchanged.

The comparative increase in earnings reflected increased earnings at several of the service businesses, with the most significant increases from TTI and the aviation services businesses. The increase in earnings from NetJets and FlightSafety was primarily attributable to improved operating margins from changes in business mix, lower fuel and travel costs, increased operating efficiencies and the effects of past restructuring efforts. TTI’s earnings increase was attributable to the increase in sales and improved operating cost leverage.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA represented about 63% of our combined retailing revenues in 2021. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics and represented about 21% of the combined retailing revenues in 2021. Other retailing businesses also include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

Retailing group revenues increased $755 million (21.0%) in the first quarter of 2021 compared to the first quarter of 2020 and pre-tax earnings increased $215 million (161.7%). Operating results of nearly all of our retailing businesses were severely impacted by the pandemic beginning in March of 2020 and continuing through the second quarter of 2020. Over the second half of 2020 and continuing through the first quarter of 2021, revenues and pre-tax earnings of these businesses increased, and in certain instances to levels exceeding those in pre-pandemic periods, despite ongoing supply chain disruptions.

BHA’s revenues in the first quarter of 2021 increased 17.4% from 2020, primarily due to a 21% increase in new and pre-owned vehicle sales, mainly attributable to higher volumes. Home furnishings group revenues increased $157 million (21.0%) in the first quarter of 2021 over 2020, while aggregate revenues of our other retailing operations increased 36.9%.

BHA’s pre-tax earnings increased $67 million over 2020, primarily due to increases in vehicle gross sales margins and earnings from finance and service contract activities as well as from lower floorplan interest expense and operating cost control efforts. Aggregate pre-tax earnings for the remainder of our retailing group increased $148 million compared to the first quarter of 2020.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales typically comprise about two-thirds of McLane’s consolidated sales with foodservice comprising much of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings. The grocery and foodservice businesses, in particular, operate in an intensely competitive business environment.

Revenues decreased $199 million (1.7%) in the first quarter of 2021 compared to the first quarter of 2020. Revenues from the grocery business declined 5.3%, while revenues from the foodservice and beverage businesses increased 4.4% and 20.2%, respectively, compared to 2020. Pre-tax earnings in the first quarter of 2021 increased $38 million (58.5%) versus 2020. The increase in earnings was primarily due to increased earnings from the beverage business, ongoing cost management efforts and the effects of expected credit losses and inventory losses of $17 million recorded in the first quarter of 2020 attributable to the pandemic.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains/losses follows (dollars in millions).

	First Quarter
	2021	2020
Investment gains/losses	$5,211	$(68,882)
Derivative gains/losses	489	(1,393)
Gains/losses before income taxes and noncontrolling interests	5,700	(70,275)
Income taxes and noncontrolling interests	1,007	(14,658)
Net gains/losses	$4,693	$(55,617)
Effective income tax rate	18.8%	20.8%

Investment gains/losses

We are required to include the unrealized gains and losses arising from changes in market prices of investments in equity securities in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Pre-tax investment gains/losses in the first quarter included net unrealized gains of $4.6 billion in 2021 and net unrealized losses of $68.5 billion in 2020 on securities we held at the end of the applicable period. Taxable investment gains on equity securities sold in the first quarter, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were $1.8 billion in 2021 and $1.2 billion in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and Derivative Gains/Losses (Continued)

Investment gains/losses (Continued)

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the investment gains/losses recorded in earnings in any given period has little analytical or predictive value.

Derivative gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities, which relate to contracts that were originated prior to March 2008. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the underlying equity markets. As of March 31, 2021, the intrinsic value of our equity index put option contracts was $211 million and our recorded liability at fair value was $577 million. Our ultimate payment obligations, if any, under these contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts.

Other

A summary of after-tax other earnings/losses follows (in millions).

	First Quarter
	2021	2020
Equity method earnings	$214	$256
Acquisition accounting expenses	(180)	(202)
Corporate interest expense, before foreign currency effects	(80)	(96)
Foreign currency exchange rate gains on Berkshire and BHFC non-U.S. Dollar senior notes	525	175
Other	(6)	200
	$473	$333

After-tax equity method earnings include our proportionate share of earnings attributable to our investments in Kraft Heinz, Pilot, Berkadia and Electric Transmission of Texas. Our after-tax earnings from Kraft Heinz for the first quarter were $135 million in 2021 and $99 million in 2020.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains and losses pertain to Berkshire’s outstanding Euro and Japanese Yen denominated debt and BHFC’s Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce non-cash unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates.

Financial Condition

Our consolidated balance sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity at March 31, 2021 was $448 billion, an increase of $4.8 billion since December 31, 2020. Net earnings attributable to Berkshire shareholders were $11.7 billion in the first quarter of 2021 and included after-tax gains on our investments of approximately $4.3 billion. Changes in the market prices of our investments in equity securities can produce volatility in our earnings.

At March 31, 2021, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $138.1 billion, which included $115.3 billion in U.S. Treasury Bills, and is net of payables for unsettled purchases as of March 31. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $302.1 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

Berkshire parent company debt outstanding at March 31, 2021 was $21.0 billion, a decrease of $1.7 billion since December 31, 2020. In the first quarter of 2021, Berkshire repaid €550 million and $1.0 billion of maturing senior notes and issued €600 million of 0.5% senior notes due in 2041. In April 2021, Berkshire issued ¥160 billion (approximately $1.5 billion) of senior notes with maturity dates ranging from 2026 to 2041 and a weighted average interest rate of 0.5%. Berkshire parent company debt maturities over the next twelve months are approximately $1.1 billion.

Berkshire’s insurance and other subsidiary outstanding borrowings were $18.6 billion at March 31, 2021, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $13.1 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. In January 2021, BHFC repaid $750 million of maturing senior notes and issued $750 million of 2.5% senior notes due in 2051. Berkshire guarantees the full and timely payment of principal and interest with respect to BHFC’s senior notes.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first quarter of 2021 were $1.9 billion and we currently forecast additional capital expenditures of approximately $8.5 billion over the remainder of 2021.

Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries. BNSF’s outstanding debt was $22.8 billion as of March 31, 2021, a decrease of $404 million from December 31, 2020. In April 2021, BNSF issued $925 million of 3.3% debentures due in 2051. Outstanding borrowings of BHE and its subsidiaries were $52.2 billion at March 31, 2021, essentially unchanged since December 31, 2020. In April 2021, a BHE subsidiary issued $550 million of 3.4% term debt due in 2051. Aggregate debt maturities for BHE and BNSF over the next twelve months approximate $3.0 billion.

Berkshire’s common stock repurchase program as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. In the first quarter of 2021, Berkshire paid $6.6 billion to repurchase shares of its Class A and B common stock.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertaining to the acquisition of goods or services in the future are not currently reflected in the financial statements, which will be recognized in future periods as the goods are delivered or services are provided. The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events and the actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet.

In the first quarter 2021, Berkshire and certain of its subsidiaries issued term debt. Such debt, in U.S. Dollars, approximated $1.5 billion in the aggregate. Principal and interest payments associated with these borrowings are expected as follows: in 2021 – $9.4 million; in 2022 through 2025 – $22.3 million per annum; and thereafter – $2.0 billion. In April 2021, Berkshire and certain subsidiaries issued term debt, which in U.S. Dollars aggregated $2.9 billion. Maturities for these issuances range from 2026 to 2051 and the debt has a weighted average interest rate of 1.925%.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2021 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

Our Consolidated Balance Sheet as of March 31, 2021 includes estimated liabilities of $121.6 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2021 included goodwill of acquired businesses of $73.7 billion and indefinite-lived intangible assets of $18.3 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2020.

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

As of March 31, 2021, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse effects of the COVID-19 pandemic on certain of our reporting units may prove to be worse than we currently estimate and we may need to record additional goodwill or indefinite-lived asset impairment charges in future periods. Making estimates of the fair value of reporting units and judgments on goodwill impairments at this time are and will likely be significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates in such instances can be subject to wide variations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2021, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2020 to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the first quarter of 2021 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January
Class A common stock	1,534	$348,488.65	1,534	*
Class B common stock	10,661,127	$231.68	10,661,127	*

February
Class A common stock	1,959	$362,748.29	1,959	*
Class B common stock	5,341,489	$237.06	5,341,489	*

March
Class A common stock	1,113	$396,162.91	1,113	*
Class B common stock	4,545,124	$251.40	4,545,124	*
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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 1, 2021	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer