Form 10-Q
period 2021-06-30
BERKSHIRE HATHAWAY INC
filed 2021-08-09
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 26, 2021:

Class A —	623,466
Class B —	1,325,373,100

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$38,924	$44,714
Short-term investments in U.S. Treasury Bills	101,760	90,300
Investments in fixed maturity securities	20,460	20,410
Investments in equity securities	307,942	281,170
Equity method investments	16,542	17,303
Loans and finance receivables	19,900	19,201
Other receivables	36,044	32,310
Inventories	19,393	19,208
Property, plant and equipment	20,865	21,200
Equipment held for lease	14,659	14,601
Goodwill	47,080	47,121
Other intangible assets	28,853	29,462
Deferred charges under retroactive reinsurance contracts	11,968	12,441
Other	15,638	14,580
	700,028	664,021
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,374	3,276
Receivables	4,229	3,542
Property, plant and equipment	152,787	151,216
Goodwill	26,678	26,613
Regulatory assets	3,610	3,440
Other	21,787	21,621
	212,465	209,708
	$912,493	$873,729
*	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $16.6 billion at June 30, 2021 and $23.2 billion at December 31, 2020.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$82,958	$79,854
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	40,237	40,966
Unearned premiums	23,732	21,395
Life, annuity and health insurance benefits	22,106	21,616
Other policyholder liabilities	8,528	8,670
Accounts payable, accruals and other liabilities	29,816	29,279
Derivative contract liabilities	355	1,065
Aircraft repurchase liabilities and unearned lease revenues	5,819	5,856
Notes payable and other borrowings	40,561	41,522
	254,112	250,223
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,728	15,224
Regulatory liabilities	7,614	7,475
Notes payable and other borrowings	74,662	75,373
	98,004	98,072
Income taxes, principally deferred	81,577	74,098
Total liabilities	433,693	422,393
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,635	35,626
Accumulated other comprehensive income	(4,219)	(4,243)
Retained earnings	484,431	444,626
Treasury stock, at cost	(45,446)	(32,853)
Berkshire Hathaway shareholders’ equity	470,409	443,164
Noncontrolling interests	8,391	8,172
Total shareholders’ equity	478,800	451,336
	$912,493	$873,729

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$17,163	$15,595	$33,587	$31,343
Sales and service revenues	36,743	28,703	70,441	60,629
Leasing revenues	1,447	1,161	2,771	2,589
Interest, dividend and other investment income	1,898	2,150	3,749	4,426
	57,251	47,609	110,548	98,987
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,778	4,573	11,156	9,953
Energy operating revenues	4,302	3,419	9,150	7,053
Service revenues and other income	1,783	1,239	2,859	2,112
	11,863	9,231	23,165	19,118
Total revenues	69,114	56,840	133,713	118,105

Investment and derivative contract gains (losses)	27,394	40,085	33,094	(30,190)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	12,175	10,066	23,139	21,045
Life, annuity and health insurance benefits	1,459	1,407	2,939	2,790
Insurance underwriting expenses	3,065	3,067	6,079	5,991
Cost of sales and services	28,761	23,216	55,291	48,608
Cost of leasing	982	749	1,864	1,751
Selling, general and administrative expenses	5,045	4,652	8,955	9,123
Goodwill and intangible asset impairments	—	10,634	—	10,634
Interest expense	298	258	574	554
	51,785	54,049	98,841	100,496
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,588	2,871	7,098	6,464
Utilities and energy cost of sales and other expenses	3,220	2,503	6,809	5,225
Other expenses	1,563	1,092	2,656	1,941
Interest expense	778	744	1,552	1,472
	9,149	7,210	18,115	15,102
Total costs and expenses	60,934	61,259	116,956	115,598
Earnings (loss) before income taxes and equity method earnings	35,574	35,666	49,851	(27,683)
Equity method earnings (loss)	147	(257)	398	43
Earnings (loss) before income taxes	35,721	35,409	50,249	(27,640)
Income tax expense (benefit)	7,296	9,002	9,984	(4,350)
Net earnings (loss)	28,425	26,407	40,265	(23,290)
Earnings attributable to noncontrolling interests	331	112	460	161
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$28,094	$26,295	$39,805	$(23,451)
Net earnings (loss) per average equivalent Class A share	$18,488	$16,314	$26,078	$(14,500)
Net earnings (loss) per average equivalent Class B share*	$12.33	$10.88	$17.39	$(9.67)
Average equivalent Class A shares outstanding	1,519,576	1,611,760	1,526,392	1,617,325
Average equivalent Class B shares outstanding	2,279,363,382	2,417,640,311	2,289,587,640	2,425,986,839
*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 17.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net earnings (loss)	$28,425	$26,407	$40,265	$(23,290)
Other comprehensive income:
Unrealized appreciation of investments	12	203	(75)	23
Applicable income taxes	(2)	(50)	18	(9)
Foreign currency translation	312	586	27	(868)
Applicable income taxes	(11)	(10)	(14)	37
Defined benefit pension plans	43	15	104	110
Applicable income taxes	(9)	(1)	(29)	(22)
Other, net	13	24	7	(35)
Other comprehensive income, net	358	767	38	(764)
Comprehensive income	28,783	27,174	40,303	(24,054)
Comprehensive income attributable to noncontrolling interests	202	125	338	121
Comprehensive income attributable to Berkshire Hathaway shareholders	$28,581	$27,049	$39,965	$(24,175)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the second quarter and first six months of 2021
Balance at December 31, 2020	$35,634	$(4,243)	$444,626	$(32,853)	$8,172	$451,336
Net earnings (loss)	—	—	11,711	—	129	11,840
Other comprehensive income, net	—	(327)	—	—	7	(320)
Acquisition of common stock	—	—	—	(6,565)	—	(6,565)
Transactions with noncontrolling interests	4	—	—	—	(119)	(115)
Balance at March 31, 2021	$35,638	$(4,570)	$456,337	$(39,418)	$8,189	$456,176
Net earnings (loss)	—	—	28,094	—	331	28,425
Other comprehensive income, net	—	351	—	—	7	358
Acquisition of common stock	—	—	—	(6,028)	—	(6,028)
Transactions with noncontrolling interests	5	—	—	—	(136)	(131)
Balance at June 30, 2021	$35,643	$(4,219)	$484,431	$(45,446)	$8,391	$478,800

For the second quarter and first six months of 2020
Balance at December 31, 2019	$35,666	$(5,243)	$402,493	$(8,125)	$3,772	$428,563
Net earnings (loss)	—	—	(49,746)	—	49	(49,697)
Adoption of new accounting pronouncement	—	—	(388)	—	—	(388)
Other comprehensive income, net	—	(1,478)	—	—	(53)	(1,531)
Acquisition of common stock	—	—	—	(1,575)	—	(1,575)
Transactions with noncontrolling interests	(39)	—	—	—	(98)	(137)
Balance at March 31, 2020	$35,627	$(6,721)	$352,359	$(9,700)	$3,670	$375,235
Net earnings (loss)	—	—	26,295	—	112	26,407
Other comprehensive income, net	—	754	—	—	13	767
Acquisition of common stock	—	—	—	(5,115)	—	(5,115)
Transactions with noncontrolling interests	(4)	—	—	—	(37)	(41)
Balance at June 30, 2020	$35,623	$(5,967)	$378,654	$(14,815)	$3,758	$397,253

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$40,265	$(23,290)
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(32,384)	29,593
Depreciation and amortization	5,345	5,109
Other, including asset impairment charges	33	10,520
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	2,357	2,140
Deferred charges reinsurance assumed	473	554
Unearned premiums	2,375	1,268
Receivables and originated loans	(4,825)	(1,885)
Other assets	(909)	(760)
Other liabilities	(664)	(298)
Income taxes	7,493	(5,485)
Net cash flows from operating activities	19,559	17,466
Cash flows from investing activities:
Purchases of equity securities	(3,589)	(4,800)
Sales of equity securities	8,596	15,743
Purchases of U.S. Treasury Bills and fixed maturity securities	(99,731)	(113,169)
Sales of U.S. Treasury Bills and fixed maturity securities	10,814	12,689
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	77,541	54,422
Purchases of loans and finance receivables	(56)	(608)
Collections of loans and finance receivables	218	156
Acquisitions of businesses, net of cash acquired	(104)	(82)
Purchases of property, plant and equipment and equipment held for lease	(5,663)	(6,187)
Other	541	(715)
Net cash flows from investing activities	(11,433)	(42,551)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,949	3,428
Repayments of borrowings of insurance and other businesses	(2,481)	(2,092)
Proceeds from borrowings of railroad, utilities and energy businesses	1,464	6,254
Repayments of borrowings of railroad, utilities and energy businesses	(2,546)	(2,291)
Changes in short term borrowings, net	(65)	(1,166)
Acquisition of treasury stock	(12,560)	(6,739)
Other	(339)	(214)
Net cash flows from financing activities	(13,578)	(2,820)
Effects of foreign currency exchange rate changes	(112)	(140)
Increase (decrease) in cash and cash equivalents and restricted cash	(5,564)	(28,045)
Cash and cash equivalents and restricted cash at beginning of year*	48,396	64,632
Cash and cash equivalents and restricted cash at end of second quarter*	$42,832	$36,587
*Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$44,714	$61,151
Railroad, Utilities and Energy	3,276	3,024
Restricted cash included in other assets	406	457
	$48,396	$64,632
End of second quarter—
Insurance and Other	$38,924	$32,318
Railroad, Utilities and Energy	3,374	3,756
Restricted cash included in other assets	534	513
	$42,832	$36,587

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The novel coronavirus (“COVID-19”) spread rapidly across the world in 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March of 2020. The COVID-19 pandemic adversely affected nearly all of our operations during 2020 and in particular during the second quarter, although the effects varied significantly. The extent of the effects over longer terms cannot be reasonably estimated at this time. Risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the ability to vaccinate a significant number of people in the U.S. and throughout the world as well as the long-term effect from the pandemic on the demand for certain of our products and services. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts, may be subject to significant adjustments in future periods.

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

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of June 30, 2021 and December 31, 2020 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
U.S. Treasury, U.S. government corporations and agencies	$3,435	$37	$(1)	$3,471
Foreign governments	12,635	79	(10)	12,704
Corporate bonds	3,426	452	(1)	3,877
Other	352	57	(1)	408
	$19,848	$625	$(13)	$20,460
December 31, 2020
U.S. Treasury, U.S. government corporations and agencies	$3,348	$55	$—	$3,403
Foreign governments	11,233	110	(5)	11,338
Corporate bonds	4,729	464	(2)	5,191
Other	414	66	(2)	478
	$19,724	$695	$(9)	$20,410

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2021, approximately 89% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities as of June 30, 2021 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$9,331	$9,561	$433	$257	$266	$19,848
Fair value	9,383	9,645	657	458	317	20,460

Note 4. Investments in equity securities

Investments in equity securities as of June 30, 2021 and December 31, 2020 are summarized in the tables below (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2021*
Banks, insurance and finance	$27,384	$59,237	$86,621
Consumer products	34,885	115,926	150,811
Commercial, industrial and other	42,950	27,560	70,510
	$105,219	$202,723	$307,942

*

Approximately 69% of the aggregate fair value was concentrated in four companies (American Express Company – $25.1 billion; Apple Inc. – $124.3 billion; Bank of America Corporation – $42.6 billion and The Coca-Cola Company – $21.6 billion).

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

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities (Continued)

Our equity security investments include $10 billion in Occidental Corporation (“Occidental”) Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion and warrants to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference plus any accumulated and unpaid dividends or is mandatorily redeemable under specified events. Dividends on the preferred stock are payable in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock.

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

Our investment in Kraft Heinz produced an equity method loss of $7 million in the second quarter and earnings of $143 million in the first six months of 2021. In 2020, we recorded losses attributable to Kraft Heinz of $440 million in the second quarter and $339 million in the first six months which included our proportionate share of the goodwill and intangible asset impairment charges recorded by Kraft Heinz of approximately $700 million for the second quarter and $750 million for the first six months. We received dividends on the common stock of $260 million in each of the first six months of 2021 and 2020, which were recorded as reductions to the carrying value of our investment.

Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $13.3 billion at June 30, 2021 and $11.3 billion at December 31, 2020. The carrying value of our investment was approximately $13.3 billion at both June 30, 2021 and December 31, 2020.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	June 26, 2021	December 26, 2020
Assets	$97,038	$99,830
Liabilities	46,896	49,587

	Second Quarter			First Six Months
	2021	2020		2021	2020
Sales	$6,615	$6,648		$13,009	$12,805
Net earnings (loss) attributable to Kraft Heinz common shareholders	(27)	(1,651)	*	536	(1,273)	*

*	Includes goodwill and identifiable intangible asset impairment charges of approximately $2.6 billion in the second quarter and $2.8 billion in the first six months.

Other investments that we account for pursuant to the equity method include Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”) and Electric Transmission Texas, LLC (“ETT”). The aggregate carrying value of these investments was approximately $3.2 billion as of June 30, 2021 and $4.0 billion as of December 31, 2020. Our equity method earnings from these entities in the first six months were $255 million in 2021 and $382 million in 2020. During the first six months of 2021, we received distributions from these other investees of $982 million, including a non-recurring distribution received from Pilot of $849 million in the first quarter. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia provides capital solutions, investments sales advisory and mortgage servicing for multifamily and commercial real estate. A source of funding for Berkadia’s operations is through commercial paper, which was $1.47 billion at June 30, 2021 and is limited to $1.5 billion. Berkadia’s commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

A Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest. In 2017, we acquired a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot is the largest operator of travel centers in North America through more than 1,000 retail locations across 44 U.S. states and six Canadian provinces and through wholesale distribution. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire an additional 41.4% interest in Pilot in 2023, with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Note 6. Investment and derivative contract gains/losses

Investment and derivative contract gains/losses in the second quarter and first six months of 2021 and 2020 are summarized as follows (in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$27,014	$39,369	$31,548	$(18,377)
Investment gains (losses) on securities sold during the period	144	(87)	670	(11,233)
	27,158	39,282	32,218	(29,610)
Fixed maturity securities:
Gross realized gains	15	25	35	41
Gross realized losses	(12)	(14)	(13)	(20)
Other	12	(4)	144	(4)
Investment gains (losses)	27,173	39,289	32,384	(29,593)
Derivative contract gains (losses)	221	796	710	(597)
	$27,394	$40,085	$33,094	$(30,190)

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $8.6 billion in the first six months of 2021 and $15.7 billion in the first six months of 2020. In the preceding table, investment gains and losses on equity securities sold during the period reflect the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable quarterly period or, if later, the purchase date. Our taxable gains/losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable gains in the second quarter and first six months of 2021 were $228 million and $2.0 billion, respectively, and taxable losses were $4.5 billion and $3.3 billion in the second quarter and first six months of 2020, respectively.

The derivative contract gains and losses derive from equity index put option contracts written prior to March 2008 on four major equity indexes. Information related to these contracts follows (dollars in millions).

	June 30, 2021	December 31, 2020
Balance sheet liabilities - at fair value	$355	$1,065
Notional value	9,809	10,991
Intrinsic value	72	727
Weighted average remaining life (in years)	0.8	1.2

Notional value in the preceding table represents the aggregate undiscounted amounts payable assuming the value of each index is zero at each contract’s expiration date. Intrinsic value is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date. Substantially all open contracts as of June 30, 2021 will expire by February 2023. Future payments, if any, under any given contract will be required if the prevailing index value is below the contract strike price at the contract expiration date. We received aggregate premiums on the contract inception dates of $1.9 billion with respect to unexpired contracts as of June 30, 2021 and we have no counterparty credit risk.

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	June 30, 2021	December 31, 2020
Loans and finance receivables before allowances and discounts	$21,281	$20,436
Allowances for uncollectible loans	(739)	(712)
Unamortized acquisition discounts and points	(642)	(523)
	$19,900	$19,201

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for each of the first six months of 2021 and 2020 follow (in millions).

	2021	2020
Balance at beginning of year	$712	$167
Adoption of ASC 326	—	486
Provision for credit losses	49	130
Charge-offs, net of recoveries	(22)	(51)
Balance at June 30	$739	$732

As of June 30, 2021, approximately 99% of home loan balances were evaluated collectively for impairment. As of June 30, 2021, we considered approximately 98% of the loan balances to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of June 30, 2021 follows (in millions).

	Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Performing	$2,815	$3,365	$2,381	$1,810	$1,343	$7,420	$19,134
Non-performing	2	2	7	6	4	41	62
	$2,817	$3,367	$2,388	$1,816	$1,347	$7,461	$19,196

We are party to an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which expires on July 31, 2023. The outstanding loan under the facility was approximately $1.6 billion at June 30, 2021 and December 31, 2020, and is secured by mortgages on real estate properties. In the first quarter of 2020, we provided a loan to Lee Enterprises, Inc. in connection with its acquisition of our newspaper operations and the repayment of its then outstanding credit facilities. The loan balance was $485 million as of June 30, 2021 and $524 million at December 31, 2020. We are the sole lender to each of these entities and each of these loans is current as to payment status.

Note 8. Other receivables

Other receivables are comprised of the following (in millions).

	June 30, 2021	December 31, 2020
Insurance and other:
Insurance premiums receivable	$15,421	$14,025
Reinsurance recoverables	4,841	4,805
Trade receivables	13,182	11,521
Other	3,279	2,637
Allowances for uncollectible accounts	(679)	(678)
	$36,044	$32,310
Railroad, utilities and energy:
Trade receivables	$3,709	$3,235
Other	689	438
Allowances for uncollectible accounts	(169)	(131)
	$4,229	$3,542

Provisions for credit losses in the first six months with respect to receivables summarized above were $209 million in 2021 and $424 million in 2020. Charge-offs, net of recoveries, in the first six months were $171 million in 2021 and $139 million in 2020.

Notes to Consolidated Financial Statements (Continued)

Note 9. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2021	December 31, 2020
Raw materials	$5,016	$4,821
Work in process and other	2,949	2,541
Finished manufactured goods	4,502	4,412
Goods acquired for resale	6,926	7,434
	$19,393	$19,208

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	June 30, 2021	December 31, 2020
Land, buildings and improvements	$13,859	$13,799
Machinery and equipment	25,665	25,488
Furniture, fixtures and other	4,592	4,530
	44,116	43,817
Accumulated depreciation	(23,251)	(22,617)
	$20,865	$21,200

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	June 30, 2021	December 31, 2020
Railroad:
Land, track structure and other roadway	$64,721	$63,824
Locomotives, freight cars and other equipment	13,601	13,523
Construction in progress	981	916
	79,303	78,263
Accumulated depreciation	(14,138)	(13,175)
	65,165	65,088
Utilities and energy:
Utility generation, transmission and distribution systems	88,748	86,730
Interstate natural gas pipeline assets	16,772	16,667
Independent power plants and other assets	12,969	12,671
Construction in progress	3,887	3,308
	122,376	119,376
Accumulated depreciation	(34,754)	(33,248)
	87,622	86,128
	$152,787	$151,216

Depreciation expense for the first six months of 2021 and 2020 is summarized below (in millions).

	First Six Months
	2021	2020
Insurance and other	$1,148	$1,147
Railroad, utilities and energy	2,990	2,716
	$4,138	$3,863

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. A summary of equipment held for lease follows (in millions).

	June 30, 2021	December 31, 2020
Railcars	$9,525	$9,402
Aircraft	8,560	8,204
Other	4,952	4,868
	23,037	22,474
Accumulated depreciation	(8,378)	(7,873)
	$14,659	$14,601

Depreciation expense for equipment held for lease in the first six months was $570 million in 2021 and $599 million in 2020. Fixed and variable operating lease revenues for the second quarter and first six months of 2021 and 2020 are summarized below (in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Fixed lease revenue	$1,105	$1,062	$2,167	$2,158
Variable lease revenue	342	99	604	431
	$1,447	$1,161	$2,771	$2,589

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first six months of 2021 and for the year ended December 31, 2020 follow (in millions).

	June 30, 2021	December 31, 2020
Balance at beginning of year	$73,734	$81,882
Acquisitions of businesses	25	1,758
Impairment charges	—	(10,033)
Other, including foreign currency translation	(1)	127
Balance at end of period*	$73,758	$73,734

*	Net of accumulated goodwill impairments of $11.0 billion as of June 30, 2021 and December 31, 2020.

Other intangible assets and related accumulated amortization are summarized as follows (in millions).

	June 30, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other:
Customer relationships	$27,310	$6,113	$27,374	$5,756
Trademarks and trade names	5,176	790	5,206	779
Patents and technology	4,667	3,314	4,766	3,313
Other	3,328	1,411	3,339	1,375
	$40,481	$11,628	$40,685	$11,223
Railroad, utilities and energy:
Customer relationships	$678	$380	$678	$361
Trademarks, trade names and other	1,003	121	1,003	98
	$1,681	$501	$1,681	$459

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible asset amortization expense in the first six months was $637 million in 2021 and $647 million in 2020. Intangible assets with indefinite lives were $18.3 billion as of June 30, 2021 and December 31, 2020 and primarily related to certain customer relationships and trademarks and trade names.

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

Note 13. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 14), for each of the six-month periods ending June 30, 2021 and 2020 follows (in millions).

	2021	2020
Balances at beginning of year:
Gross liabilities	$79,854	$73,019
Reinsurance recoverable on unpaid losses	(2,912)	(2,855)
Net liabilities	76,942	70,164
Incurred losses and loss adjustment expenses:
Current accident year events	23,651	20,278
Prior accident years’ events	(1,064)	189
Total	22,587	20,467
Paid losses and loss adjustment expenses:
Current accident year events	(8,406)	(6,638)
Prior accident years’ events	(11,169)	(11,155)
Total	(19,575)	(17,793)
Foreign currency translation adjustment	31	(78)
Balances at June 30:
Net liabilities	79,985	72,760
Reinsurance recoverable on unpaid losses	2,973	2,909
Gross liabilities	$82,958	$75,669

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). We recorded a net reduction of estimated ultimate liabilities for prior accident years of $1.1 billion in the first six months of 2021 compared to a net increase of $189 million in 2020, which produced a corresponding decrease in 2021 and an increase in 2020 in incurred losses and loss adjustment expenses. These amounts represented 1.4% in 2021 and 0.3% in 2020 of the net liabilities at the beginning of each year.

Estimated ultimate liabilities for prior years’ loss events in the first six months were reduced $1.1 billion in 2021 and $250 million in 2020 with respect to primary insurance. In each period, the reductions were primarily attributable to private passenger automobile, medical professional liability and workers’ compensation claims. Estimated ultimate liabilities for prior years’ loss events related to reinsurance assumed in the first six months increased $35 million in 2021 and $439 million in 2020, which included increased provisions for legacy casualty exposures.

Notes to Consolidated Financial Statements (Continued)

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, when applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charge reinsurance assumed assets for each of the six-month periods ending June 30, 2021 and 2020 follow (in millions).

	2021		2020
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances at beginning of year	$40,966	$(12,441)	$42,441	$(13,747)
Incurred losses and loss adjustment expenses:
Current year contracts	82	—	—	—
Prior years’ contracts	(3)	473	24	554
Total	79	473	24	554
Paid losses and loss adjustment expenses	(808)	—	(628)	—
Balances at June 30	$40,237	$(11,968)	$41,837	$(13,193)
Incurred losses and loss adjustment expenses, net of deferred charges	$552		$578

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts, which reflects when our exposure to losses begins. Incurred losses and loss adjustment expenses for prior years’ contracts were $470 million in 2021 and $578 million in 2020, which consisted of recurring amortization of deferred charges and the effects of changes in the expected timing and amount of future loss payments. Berkshire’s subsidiary, National Indemnity Company (“NICO”), is party to a contract with certain subsidiaries of American International Group, Inc. (collectively, “AIG”), in which NICO’s ultimate liability is contractually limited to $20 billion. Our estimated unpaid claim liabilities with regard to the AIG contract were approximately $17.1 billion at June 30, 2021, reflecting paid claims of $549 million during the first six months of 2021, and $17.7 billion at December 31, 2020. Deferred charge assets related to the AIG contract were approximately $5.1 billion at June 30, 2021 and $5.4 billion at December 31, 2020.

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2021.

	Weighted Average Interest Rate	June 30, 2021	December 31, 2020
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2021-2047	3.3%	$7,314	$8,308
Euro denominated due 2023-2041	1.0%	8,123	8,326
Japanese Yen denominated due 2023-2060	0.6%	7,038	6,031
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2022-2051	3.6%	10,756	10,766
Great Britain Pound denominated due 2039-2059	2.5%	2,376	2,347
Other subsidiary borrowings due 2021-2045	4.1%	4,568	4,682
Subsidiary short-term borrowings	2.5%	386	1,062
		$40,561	$41,522

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

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.9 billion, £1.75 billion and ¥785.5 billion par at June 30, 2021) reflect the applicable exchange rates as of the balance sheet dates. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax gains of $675 million in the first six months of 2021 and $102 million in the first six months of 2020.

In addition to BHFC borrowings, Berkshire guaranteed approximately $4.0 billion of other subsidiary borrowings at June 30, 2021. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	June 30, 2021	December 31, 2020
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2051	4.3%	$13,000	$13,447
Subsidiary and other debt due 2021-2064	4.2%	35,873	36,420
Short-term borrowings	1.5%	2,536	2,286
Burlington Northern Santa Fe ("BNSF") and subsidiaries due 2021-2097	4.6%	23,253	23,220
		$74,662	$75,373

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first six months of 2021, BHE and its subsidiaries repaid $1.7 billion of term debt. In April 2021, a BHE subsidiary issued $550 million of 3.4% term debt due in 2051.

BNSF’s borrowings are primarily senior unsecured debentures. During the first six months of 2021, BNSF repaid $886 million of debt. In April 2021, BNSF issued $925 million of 3.3% term debt due in 2051. As of June 30, 2021, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of June 30, 2021, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $9.9 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $8.4 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2021 and December 31, 2020, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,471	$3,471	$3,428	$43	$—
Foreign governments	12,704	12,704	10,355	2,349	—
Corporate bonds	3,877	3,877	—	3,877	—
Other	408	408	—	408	—
Investments in equity securities	307,942	307,942	295,990	8	11,944
Investment in Kraft Heinz common stock	13,300	13,272	13,272	—	—
Loans and finance receivables	19,900	21,175	—	2,438	18,737
Derivative contract assets (1)	414	414	5	209	200
Derivative contract liabilities:
Railroad, utilities and energy (1)	141	141	4	83	54
Equity index put options	355	355	—	—	355
Notes payable and other borrowings:
Insurance and other	40,561	44,162	—	44,118	44
Railroad, utilities and energy	74,662	87,965	—	87,965	—
December 31, 2020
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,403	$3,403	$3,358	$45	$—
Foreign governments	11,338	11,338	9,259	2,079	—
Corporate bonds	5,191	5,191	—	5,191	—
Other	478	478	—	478	—
Investments in equity securities	281,170	281,170	271,848	38	9,284
Investment in Kraft Heinz common stock	13,336	11,280	11,280	—	—
Loans and finance receivables	19,201	20,554	—	2,692	17,862
Derivative contract assets (1)	270	270	1	72	197
Derivative contract liabilities:
Railroad, utilities and energy (1)	121	121	6	96	19
Equity index put options	1,065	1,065	—	—	1,065
Notes payable and other borrowings:
Insurance and other	41,522	46,676	—	46,665	11
Railroad, utilities and energy	75,373	92,593	—	92,593	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020 follow (in millions).

	Balance at beginning of year	Gains (losses) included in earnings	Acquisitions, dispositions and settlements	Balance at June 30
Investments in equity securities:
2021	$8,978	$1,559	$1,100	$11,637
2020	10,405	(2,469)	—	7,936

Equity index put option contract liabilities:
2021	(1,065)	710	—	(355)
2020	(968)	(597)	—	(1,565)

Quantitative information as of June 30, 2021 with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$10,935	Discounted cash flow	Expected duration	8 years
			Discount for transferability restrictions and subordination	355 basis points
Common stock warrants	702	Warrant pricing model	Expected duration	8 years
			Volatility	36%
Equity index put option contract liabilities	355	Option pricing model	Volatility	17%

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

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first six months of 2021 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2020	678,523	(34,592)	643,931	1,469,359,852	(119,316,381)	1,350,043,471
Conversions of Class A to Class B common stock	(11,479)	—	(11,479)	17,218,500	—	17,218,500
Treasury stock acquired	—	(8,156)	(8,156)	—	(36,862,234)	(36,862,234)
Balances at June 30, 2021	667,044	(42,748)	624,296	1,486,578,352	(156,178,615)	1,330,399,737

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,511,229 shares outstanding as of June 30, 2021 and 1,543,960 shares outstanding as of December 31, 2020.

Since we have two classes of common stock, we provide earnings per share data on the Consolidated Statements of Earnings for average equivalent Class A shares outstanding and average equivalent Class B shares outstanding. Class B shares are economically equivalent to one-fifteen-hundredth (1/1,500) of a Class A share. Average equivalent Class A shares outstanding represents average Class A shares outstanding plus one-fifteen-hundredth (1/1,500) of the average Class B shares outstanding. Average equivalent Class B shares outstanding represents average Class B shares outstanding plus 1,500 times the average Class A shares outstanding.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program.

Note 18. Income taxes

Our consolidated effective income tax rates were 20.4% for the second quarter and 19.9% for the first six months of 2021 compared to 25.4% for the second quarter and 15.7% for the first six months of 2020. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, the magnitude of gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the six months ending June 30, 2021 and 2020 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First six months of 2021
Balance at beginning of year	$536	$(3,082)	$(1,645)	$(52)	$(4,243)
Other comprehensive income, net	(58)	(1)	73	10	24
Balance at end of period	$478	$(3,083)	$(1,572)	$(42)	$(4,219)

First six months of 2020
Balance at beginning of year	$481	$(4,346)	$(1,369)	$(9)	$(5,243)
Other comprehensive income, net	14	(794)	83	(27)	(724)
Balance at end of period	$495	$(5,140)	$(1,286)	$(36)	$(5,967)

Note 20. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Six Months
	2021	2020
Cash paid during the period for:
Income taxes	$2,508	$980
Interest:
Insurance and other	699	591
Railroad, utilities and energy	1,580	1,438

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

On November 1, 2020, Berkshire Hathaway Energy (“BHE”) acquired a large portion of the natural gas transmission and storage business of Dominion Energy, Inc. (“Dominion”) for approximately $2.5 billion. The acquisition included a partial ownership of a liquefied natural gas export, import and storage facility (“Cove Point”), consisting of 100% of the general partnership interest and 25% of the limited partnership interests. We treat Cove Point as a consolidated subsidiary because we have the power to direct the activities that most significantly affect its economic performance and the obligation to absorb losses and the right to receive benefits which could be significant to Cove Point. The preliminary fair value of the assets acquired was $13.4 billion, including residual goodwill of $1.7 billion, and the fair value of the liabilities assumed was $7.0 billion, including the assumption of approximately $5.6 billion of debt. We also recorded noncontrolling interests of $3.9 billion attributable to limited partnership interests in Cove Point that are held by third parties. In addition, BHE previously agreed to acquire certain other of Dominion’s pipeline business for approximately $1.3 billion. Effective July 9, 2021, BHE and Dominion agreed to terminate this planned transaction due to ongoing uncertainty in obtaining the necessary regulatory approvals.

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

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the second quarter and first six months of 2021 and 2020 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues, which are not considered to be revenues from contracts with customers under GAAP.

	Manufacturing	McLane Company	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending June 30, 2021
Manufactured products:
Industrial and commercial products	$5,586	$—	$49	$—	$—	$—	$5,635
Building products	5,114	—	—	—	—	—	5,114
Consumer products	4,604	—	—	—	—	—	4,604
Grocery and convenience store distribution	—	7,729	—	—	—	—	7,729
Food and beverage distribution	—	4,356	—	—	—	—	4,356
Auto sales	—	—	2,750	—	—	—	2,750
Other retail and wholesale distribution	754	—	4,008	—	—	—	4,762
Service	370	183	1,053	5,763	1,593	—	8,962
Electricity and natural gas	—	—	—	—	4,198	—	4,198
Total	16,428	12,268	7,860	5,763	5,791	—	48,110
Other revenues	947	27	1,094	15	294	18,627	21,004
	$17,375	$12,295	$8,954	$5,778	$6,085	$18,627	$69,114

Six months ending June 30, 2021
Manufactured products:
Industrial and commercial products	$10,949	$—	$99	$—	$—	$—	$11,048
Building products	9,513	—	—	—	—	—	9,513
Consumer products	8,767	—	—	—	—	—	8,767
Grocery and convenience store distribution	—	15,171	—	—	—	—	15,171
Food and beverage distribution	—	8,360	—	—	—	—	8,360
Auto sales	—	—	5,062	—	—	—	5,062
Other retail and wholesale distribution	1,457	—	7,664	—	—	—	9,121
Service	699	334	1,987	11,128	2,633	—	16,781
Electricity and natural gas	—	—	—	—	8,910	—	8,910
Total	31,385	23,865	14,812	11,128	11,543	—	92,733
Other revenues	1,870	52	2,085	28	466	36,479	40,980
	$33,255	$23,917	$16,897	$11,156	$12,009	$36,479	$133,713

Notes to Consolidated Financial Statements (Continued)

Note 22. Revenues from contracts with customers (Continued)

	Manufacturing	McLane Company	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending June 30, 2020
Manufactured products:
Industrial and commercial products	$4,631	$—	$45	$—	$—	$—	$4,676
Building products	3,665	—	—	—	—	—	3,665
Consumer products	3,009	—	—	—	—	—	3,009
Grocery and convenience store distribution	—	7,287	—	—	—	—	7,287
Food and beverage distribution	—	3,787	—	—	—	—	3,787
Auto sales	—	—	1,895	—	—	—	1,895
Other retail and wholesale distribution	487	—	2,620	—	—	—	3,107
Service	348	122	634	4,558	971	—	6,633
Electricity and natural gas	—	—	—	—	3,319	—	3,319
Total	12,140	11,196	5,194	4,558	4,290	—	37,378
Other revenues	877	22	827	14	369	17,353	19,462
	$13,017	$11,218	$6,021	$4,572	$4,659	$17,353	$56,840

Six months ending June 30, 2020
Manufactured products:
Industrial and commercial products	$10,750	$—	$89	$—	$—	$—	$10,839
Building products	7,360	—	—	—	—	—	7,360
Consumer products	6,337	—	—	—	—	—	6,337
Grocery and convenience store distribution	—	15,146	—	—	—	—	15,146
Food and beverage distribution	—	7,593	—	—	—	—	7,593
Auto sales	—	—	3,804	—	—	—	3,804
Other retail and wholesale distribution	1,092	—	5,553	—	—	—	6,645
Service	735	254	1,595	9,924	1,764	—	14,272
Electricity and natural gas	—	—	—	—	6,834	—	6,834
Total	26,274	22,993	11,041	9,924	8,598	—	78,830
Other revenues	1,757	46	1,918	28	568	34,958	39,275
	$28,031	$23,039	$12,959	$9,952	$9,166	$34,958	$118,105

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of June 30, 2021 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$2,912	$21,728	$24,640
Other sales and service contracts	1,361	2,211	3,572

Notes to Consolidated Financial Statements (Continued)

Note 23. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the second quarter and first six months of 2021 and 2020 were as follows (in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$9,546	$9,040	$18,469	$18,149
Berkshire Hathaway Primary Group	2,755	2,244	5,409	4,613
Berkshire Hathaway Reinsurance Group	4,862	4,311	9,709	8,581
Investment income	1,459	1,615	2,873	3,263
Total insurance	18,622	17,210	36,460	34,606
BNSF	5,809	4,602	11,210	10,019
Berkshire Hathaway Energy	6,085	4,659	12,009	9,166
Manufacturing	17,412	13,033	33,325	28,068
McLane Company	12,295	11,218	23,917	23,039
Service and retailing	8,977	6,037	16,935	12,993
	69,200	56,759	133,856	117,891
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	(86)	81	(143)	214
	$69,114	$56,840	$133,713	$118,105

	Second Quarter		First Six Months
	2021	2020	2021	2020
Earnings (Loss) Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$626	$2,060	$1,649	$3,044
Berkshire Hathaway Primary Group	166	96	372	63
Berkshire Hathaway Reinsurance Group	(327)	(1,103)	(590)	(1,592)
Investment income	1,456	1,613	2,868	3,260
Total insurance	1,921	2,666	4,299	4,775
BNSF	1,979	1,494	3,638	3,078
Berkshire Hathaway Energy	739	533	1,422	952
Manufacturing	2,714	1,399	5,150	3,510
McLane Company	84	44	187	109
Service and retailing	1,186	408	2,124	966
	8,623	6,544	16,820	13,390
Reconciliation of segments to consolidated amount
Investment and derivative gains (losses)	27,394	40,085	33,094	(30,190)
Interest expense, not allocated to segments	(144)	(111)	(258)	(247)
Equity method investments	147	(257)	398	43
Goodwill and intangible impairments	—	(10,634)	—	(10,634)
Corporate, eliminations and other	(299)	(218)	195	(2)
	$35,721	$35,409	$50,249	$(27,640)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings/loss attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter			First Six Months
	2021	2020		2021	2020
Insurance – underwriting	$376	$806		$1,140	$1,169
Insurance – investment income	1,219	1,368		2,427	2,754
Railroad	1,516	1,131		2,767	2,321
Utilities and energy	740	633		1,443	1,194
Manufacturing, service and retailing	3,004	1,449		5,623	3,487
Investment and derivative gains (losses)	21,408	31,645		26,101	(23,972)
Other	(169)	(10,737)	*	304	(10,404)	*
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$28,094	$26,295		$39,805	$(23,451)

*Includes goodwill and indefinite-lived asset impairment charges of $10.9 billion.

Through our subsidiaries, we engage in numerous diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are few centralized or integrated business functions. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 23 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

The COVID-19 pandemic negatively affected most of our operating businesses beginning in March of 2020, with the initial effects to date ranging from relatively minor to severe. Earnings of most of our manufacturing, service and retailing businesses declined considerably, and in certain instances severely, in the second quarter of 2020. Over the second half of 2020 and continuing in 2021, many of these businesses experienced significant recoveries in revenues and earnings, in some instances exceeding pre-pandemic levels. Consequently, earnings over the first six months of 2021 for these businesses were considerably higher than in the first half of 2020, although earnings in 2021 were negatively affected by major winter storms in North America during February 2021, ongoing supply chain disruptions and higher input costs. We cannot reliably predict future economic effects of the pandemic or when business activities at our operations will completely normalize. Nor can we predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Insurance underwriting produced after-tax earnings of $376 million in the second quarter and $1.1 billion in the first six months of 2021. In 2021, our primary insurance operations generated underwriting earnings, while our reinsurance operations produced underwriting losses. Underwriting results in 2021 reflected earned premium reductions from the GEICO Giveback program, higher private passenger auto claims frequencies and higher losses in the life reinsurance business. After-tax earnings from insurance investment income declined $149 million (10.9%) in the second quarter and $327 million (11.9%) in the first six months of 2021 as compared to 2020. The declines were primarily due to lower interest income earned on cash and short-term investments in U.S. Treasury Bills.

After-tax earnings of our railroad business increased 34.0% in the second quarter and 19.2% in the first six months of 2021 compared to 2020. The increases reflected overall higher freight volumes and lower costs due to improved productivity. After-tax earnings of our utilities and energy business increased 20.9% in the first half of 2021 compared to 2020. The increase reflected increased earnings from the natural gas pipelines, including the effects of a business acquisition, and from the real estate brokerage businesses. Earnings from our manufacturing, service and retailing businesses increased $1.6 billion in the second quarter and $2.1 billion in the first six months of 2021 versus 2020. Many of our businesses generated significantly higher earnings over the first half of 2021 compared to 2020, which included significant adverse effects from the pandemic. Earnings of our manufacturing, service and retail businesses in 2021 benefitted from higher customer demand in many of our businesses and exceeded earnings in 2019 as well.

Investment and derivative gains and losses in 2021 and 2020 predominantly derived from our investments in equity securities and included significant unrealized gains and losses from market price changes. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Our management views our insurance businesses as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains and losses. We consider investment income as an integral component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized as non-operating. We believe that such gains and losses are not meaningful in understanding the operating results of our insurance businesses.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider incurred losses in excess of $100 million from a current year catastrophic event to be significant.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $123.2 billion as of June 30, 2021. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S.-based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results for certain of our commercial insurance and reinsurance businesses were negatively affected in 2021 and 2020 by estimated losses and costs associated with the COVID-19 pandemic, including estimated provisions for claims and uncollectible premiums and incremental operating costs to maintain customer service levels. The effects of the pandemic in future periods may be affected by judicial rulings and regulatory and legislative actions pertaining to insurance coverage and claims and by its effects on general economic activity, which we cannot reasonably estimate at this time.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Pre-tax underwriting earnings (loss):
GEICO	$626	$2,060	$1,649	$3,044
Berkshire Hathaway Primary Group	166	96	372	63
Berkshire Hathaway Reinsurance Group	(327)	(1,103)	(590)	(1,592)
Pre-tax underwriting earnings	465	1,053	1,431	1,515
Income taxes and noncontrolling interests	89	247	291	346
Net underwriting earnings	$376	$806	$1,140	$1,169
Effective income tax rate	19.0%	23.4%	20.3%	22.8%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,230		$8,090		$19,236		$17,771
Premiums earned	$9,546	100.0	$9,040	100.0	$18,469	100.0	$18,149	100.0
Losses and loss adjustment expenses	7,617	79.8	5,614	62.1	14,080	76.2	12,380	68.2
Underwriting expenses	1,303	13.6	1,366	15.1	2,740	14.9	2,725	15.0
Total losses and expenses	8,920	93.4	6,980	77.2	16,820	91.1	15,105	83.2
Pre-tax underwriting earnings	$626		$2,060		$1,649		$3,044

GEICO’s pre-tax underwriting earnings in 2021 and 2020 were significantly affected by changes in average claims frequencies. Beginning in the first quarter of 2020 and continuing through the first quarter of 2021, average claims frequencies were significantly below historical levels from the effects of less driving by policyholders during the COVID-19 pandemic. These effects were partially offset by lower premiums earned from the GEICO Giveback program and higher average claims severities. In the second quarter of 2021, average claims frequencies began to increase as driving by policyholders increased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written increased $1.1 billion (14.1%) in the second quarter and $1.5 billion (8.2%) in the first six months of 2021 compared to 2020. The premium increases were primarily attributable to the $1.3 billion reduction in premiums written during the second quarter of 2020 from the GEICO Giveback Program and also by a 4.9% increase in average premiums per auto policy over the past twelve months. The GEICO Giveback program provided a 15% premium credit to all new and renewal voluntary auto and motorcycle policies written between April 8, 2020 and October 7, 2020. Over that six-month period, the GEICO Giveback program reduced premiums written by approximately $2.9 billion. Voluntary auto policies-in-force increased approximately 183,000 during the first six months of 2021.

Premiums earned increased $506 million (5.6%) in the second quarter and $320 million (1.8%) in the first six months of 2021 compared to 2020. Premiums earned in the first six months of 2021 included reductions of approximately $460 million attributable to the remaining impact of the GEICO Giveback premium credit.

Losses and loss adjustment expenses increased $2.0 billion (35.7%) in the second quarter and $1.7 billion (13.7%) in the first six months of 2021 compared to 2020. GEICO’s ratio of losses and loss adjustment expenses to premiums earned increased 17.7 percentage points in the second quarter and 8.0 percentage points in the first six months of 2021 compared to the same periods in 2020. The increases reflected overall increases in average claims frequencies and severities, partially offset by increased reductions of claim loss estimates for prior years’ loss events.

Claims frequencies in the first six months of 2021 were higher for all coverages, including property damage (eleven to twelve percent range), bodily injury (thirteen to fourteen percent range), personal injury (sixteen to seventeen percent range) and collision (twenty-one to twenty-two percent range). Average claims severities in the first six months of 2021 were higher for property damage coverage (two to three percent range), collision coverage (ten to eleven percent range) and bodily injury coverage (ten to thirteen percent range). Losses and loss adjustment expenses included reductions in the ultimate claim loss estimates for prior years’ loss events of $846 million in the first six months of 2021 compared to $166 million in 2020.

Underwriting expenses were relatively flat in the first six months of 2021 compared to 2020, reflecting higher advertising and technology costs, offset by lower travel and employee-related expenses and provisions for uncollectible premiums. GEICO’s expense ratio (underwriting expense to premiums earned) in the first six months of 2021 was relatively unchanged compared to 2020.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) provides a variety of commercial insurance solutions, including healthcare malpractice, workers’ compensation, automobile, general liability, property and various specialty coverages for small, medium and large clients. BH Primary insurers include Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), National Indemnity Company (“NICO Primary”), U.S. Liability Insurance Company (“USLI”), Central States Indemnity Company and MLMIC Insurance Company. A summary of BH Primary underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$2,943		$2,149		$5,851		$4,604
Premiums earned	$2,755	100.0	$2,244	100.0	$5,409	100.0	$4,613	100.0
Losses and loss adjustment expenses	1,955	71.0	1,582	70.5	3,804	70.3	3,393	73.6
Underwriting expenses	634	23.0	566	25.2	1,233	22.8	1,157	25.0
Total losses and expenses	2,589	94.0	2,148	95.7	5,037	93.1	4,550	98.6
Pre-tax underwriting earnings	$166		$96		$372		$63

Premiums written increased 36.9% in the second quarter and 27.1% in the first six months of 2021 compared to 2020, driven by increases at BH Specialty and MedPro Group. BH Specialty premiums written increased 44% for the second quarter and 43% for the first six months, primarily attributable to increases in professional liability, casualty and property lines of business. MedPro Group premiums increased 45% for the second quarter and 31% for the first six months of 2021, attributable to increased volume across its product categories. Commercial auto volumes at NICO Primary and BHHC also increased during the second quarter of 2021 compared to 2020, which was adversely impacted by the COVID-19 pandemic. USLI premiums written increased 27% in the second quarter and 20% in the first six months, attributable to increases in its retail and wholesale customer bases. BH Primary’s workers’ compensation business continues to experience increased price competition in the market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

BH Primary’s loss ratio was relatively unchanged in the second quarter and declined 3.3 percentage points in the first six months of 2021 versus 2020. The year-to-date decline reflected net reductions in estimated ultimate liabilities for prior years’ loss events of $253 million in the first six months of 2021 compared to $84 million in the first six months of 2020. Estimated losses and loss adjustment expenses incurred in the first six months of 2021 from the major winter storm in North America (“Winter Storm Uri”) were $156 million. Incurred losses attributable to the pandemic were approximately $180 million in the first six months of 2020. BH Primary insurers write significant levels of commercial and professional liability and workers’ compensation business and the related claim costs may be subject to high severity and long claim-tails. Accordingly, we could experience significant increases in claims liabilities in the future, attributable to higher-than-expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated.

Underwriting expenses in the second quarter and first six months of 2021 increased 12.0% and 6.6%, respectively, compared to 2020. The expense ratio declined 2.2 percentage points in the first six months of 2021, reflecting changes in business mix, improved leverage on internal underwriting expenses at BH Specialty and the impact of pandemic-related allowances for expected credit losses recorded in the first six months of 2020.

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

	Second Quarter				First Six Months
	Premiums earned		Pre-tax underwriting earnings (loss)		Premiums earned		Pre-tax underwriting earnings (loss)
	2021	2020	2021	2020	2021	2020	2021	2020
Property/casualty	$3,354	$2,708	$202	$(643)	$6,748	$5,431	$368	$(805)
Life/health	1,299	1,418	(169)	41	2,604	2,769	(341)	46
Retroactive reinsurance	82	—	(220)	(460)	82	34	(462)	(502)
Periodic payment annuity	123	182	(144)	(146)	267	341	(280)	(202)
Variable annuity	4	3	4	105	8	6	125	(129)
	$4,862	$4,311	$(327)	$(1,103)	$9,709	$8,581	$(590)	$(1,592)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$3,426		$2,995		$7,809		$7,051
Premiums earned	$3,354	100.0	$2,708	100.0	$6,748	100.0	$5,431	100.0
Losses and loss adjustment expenses	2,296	68.5	2,577	95.2	4,703	69.7	4,697	86.5
Underwriting expenses	856	25.5	774	28.5	1,677	24.8	1,539	28.3
Total losses and expenses	3,152	94.0	3,351	123.7	6,380	94.5	6,236	114.8
Pre-tax underwriting earnings (loss)	$202		$(643)		$368		$(805)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Property/casualty (Continued)

Premiums written increased 14.4% in the second quarter and 10.8% in the first six months of 2021 compared to the same periods in 2020. The increases reflected net new business, increased participations on renewals, improved pricing and favorable foreign currency translation effects.

Losses and loss adjustment expenses decreased 10.9% in the second quarter and were relatively unchanged in the first six months of 2021 compared to 2020. In 2021, the loss ratio decreased 26.7 percentage points in the second quarter and 16.8 percentage points in the first six months compared to 2020. Losses and loss adjustment expenses in the first six months of 2021 included estimated losses from Winter Storm Uri of $418 million and a net increase in estimated ultimate liabilities for prior years’ loss events of $35 million. Losses and loss adjustment expenses in the first six months of 2020 included a net increase in estimated ultimate liabilities for prior years’ loss events of $439 million, primarily attributable to an increase in legacy environmental, asbestos and other latent injury liabilities recorded in the second quarter. In 2020, losses and loss adjustment expenses also included approximately $350 million in the second quarter and $575 million in the first six months attributable to the COVID-19 pandemic.

Underwriting expenses are primarily commissions and brokerage costs. The expense ratio in 2021 decreased 3.0 percentage points in the second quarter and 3.5 percentage points in the first six months compared to the same periods in 2020, attributable to changes in business mix and the impact of pandemic-related charges in the 2020 periods.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,296		$1,418		$2,597		$2,770
Premiums earned	$1,299	100.0	$1,418	100.0	$2,604	100.0	$2,769	100.0
Life and health insurance benefits	1,235	95.1	1,132	79.8	2,486	95.5	2,186	78.9
Underwriting expenses	233	17.9	245	17.3	459	17.6	537	19.4
Total benefits and expenses	1,468	113.0	1,377	97.1	2,945	113.1	2,723	98.3
Pre-tax underwriting earnings (loss)	$(169)		$41		$(341)		$46

Life/health premiums written decreased 8.6% in the second quarter and 6.2% in the first six months of 2021 compared to 2020. The decreases reflected the non-renewal in 2021 of a policy that covered U.S. health insurance risks ($198 million in the second quarter and $366 million in the first six months), partially offset by favorable foreign currency translation effects. Underwriting earnings in the first six months of 2021 were negatively affected by significant increases in mortality in the U.S., South Africa, India and Latin America, which were partially offset by lower underwriting expenses, due mainly to lower average commission rates in the international life business. Underwriting results in the first six months of 2020 included pre-tax earnings from international life business, partially offset by pre-tax losses from U.S. life business, the run-off of long-term care business and unfavorable foreign currency translation effects.

Retroactive reinsurance

Pre-tax underwriting losses in each period derived from deferred charge amortization and changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Before foreign currency exchange effects, pre-tax underwriting losses were $220 million in the second quarter and $463 million in the first six months of 2021. In 2020, before foreign currency exchange effects, pre-tax underwriting losses were $345 million in the second quarter and $592 million in the first six months. Foreign currency exchange gains and losses were insignificant in 2021 compared to losses of $115 million in the second quarter and gains of $90 million in the first six months of 2020.

Gross unpaid losses assumed under retroactive reinsurance contracts were $40.2 billion at June 30, 2021, declining $729 million since December 31, 2020, primarily due to loss payments. Unamortized deferred charge assets related to such reinsurance contracts were $12.0 billion at June 30, 2021, a decline of $473 million since December 31, 2020, primarily attributable to amortization. Deferred charge assets will be charged to earnings over the expected remaining claims settlement periods through periodic amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Periodic payment annuity

Periodic payment annuity premiums earned declined 32.4% in the second quarter and 21.7% in the first six months of 2021 compared to 2020. Periodic payment annuity business is both price and demand sensitive. Estimates of periodic payment annuity industry volumes for the first six months of 2021 suggest that overall market volume is down roughly 30% compared to the same period in 2020 due to a decline in claim settlements this year attributed to the impact of pandemic conditions on the court systems. The volumes written also change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, as well as the level of competition.

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities. Underwriting results also include the effects of mortality, interest rate changes that may affect expected settlements under certain contracts and gains or losses from changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results included foreign currency exchange losses of $10 million in the second quarter and $20 million in the first six months of 2021 compared to gains of $6 million in the second quarter and $111 million in the first six months of 2020.

Excluding foreign currency exchange gains/losses, pre-tax underwriting losses were $134 million in the second quarter and $260 million in the first six months of 2021 compared to $152 million in the second quarter and $313 million in the first six months of 2020, which primarily derived from the recurring discount accretion of annuity liabilities. Pre-tax losses in the first six months of 2021 were partially offset by the effects of higher mortality and interest rates. Discounted annuity liabilities were $14.6 billion at June 30, 2021, reflecting a weighted average discount rate of approximately 4.0%.

Variable annuity

Variable annuity guarantee contracts produced pre-tax earnings of $4 million in the second quarter and $125 million in the first six months of 2021 compared to earnings of $105 million in the second quarter and losses of $129 million in the first six months of 2020. The results from these contracts reflect changes in our estimated liabilities for underlying guaranteed benefits, which are affected by changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Underwriting results from these contracts are volatile, reflecting the volatility of securities markets, interest rates and foreign currency exchange rates. Underwriting earnings in the first six months of 2021 were primarily attributable to the net effects of interest rate changes and, to a lesser extent, changes in securities markets.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2021	2020	2021	2020	Second Quarter	First Six Months
Interest and other investment income	$158	$270	$317	$674	(41.5)%	(53.0)%
Dividend income	1,298	1,343	2,551	2,586	(3.4)	(1.4)
Pre-tax net investment income	1,456	1,613	2,868	3,260	(9.7)	(12.0)
Income taxes and noncontrolling interests	237	245	441	506
Net investment income	$1,219	$1,368	$2,427	$2,754
Effective income tax rate	16.3%	15.1%	15.4%	15.5%

Interest and other investment income declined 41.5% in the second quarter and 53.0% in the first six months of 2021 compared to same periods in 2020, primarily due to lower income from short-term investments. We continue to hold substantial balances of cash, cash equivalents and U.S. Treasury Bills. We expect that the current historically low short-term interest rates will negatively affect our comparative earnings from such investments for the remainder of 2021. Nevertheless, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $142 billion at June 30, 2021 and $138 billion at December 31, 2020. Our combined insurance operations generated pre-tax underwriting earnings in the first six months of 2021 and 2020, and consequently, the average cost of float for each period was negative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses as of June 30, 2021 and December 31, 2020 follows (in millions).

	June 30, 2021	December 31, 2020
Cash, cash equivalents and short-term investments in U.S. Treasury Bills	$79,816	$67,082
Equity securities	293,759	269,498
Fixed maturity securities	20,400	20,317
Other	6,179	6,220
	$400,154	$363,117

Fixed maturity securities as of June 30, 2021 were as follows (in millions).

	Amortized Cost	Unrealized Gains	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,427	$36	$3,463
Foreign governments	12,634	69	12,703
Corporate bonds	3,402	450	3,852
Other	326	56	382
	$19,789	$611	$20,400

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 89% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	Second Quarter		First Six Months
	2021	2020	2021	2020
Railroad operating revenues	$5,609	$4,453	$10,830	$9,697
Railroad operating expenses:
Compensation and benefits	1,145	976	2,309	2,201
Fuel	693	327	1,243	941
Purchased services	510	433	1,015	950
Depreciation and amortization	608	609	1,224	1,220
Equipment rents, materials and other	433	376	924	826
Total	3,389	2,721	6,715	6,138
Railroad operating earnings	2,220	1,732	4,115	3,559
Other revenues (expenses):
Other revenues	200	149	380	322
Other expenses, net	(180)	(127)	(338)	(281)
Interest expense	(261)	(260)	(519)	(522)
Pre-tax earnings	1,979	1,494	3,638	3,078
Income taxes	463	363	871	757
Net earnings	$1,516	$1,131	$2,767	$2,321
Effective income tax rate	23.4%	24.3%	23.9%	24.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units
	Second Quarter		First Six Months		Percentage Change
	2021	2020	2021	2020	Second Quarter	First Six Months
Consumer products	1,489	1,169	2,882	2,376	27.4%	21.3%
Industrial products	438	370	837	830	18.4	0.8
Agricultural products	313	277	631	562	13.0	12.3
Coal	384	292	723	676	31.5	7.0
	2,624	2,108	5,073	4,444	24.5	14.2

Railroad operating revenues increased 26.0% in the second quarter and 11.7% in the first six months of 2021 compared to 2020. Railroad operating revenues in 2021 reflected higher volumes of 24.5% in the second quarter and 14.2% in the first six months, partially offset by a 2.2% year-to-date decrease in average revenue per car/unit resulting from business mix changes. Pre-tax earnings were $2.0 billion and $3.6 billion in the second quarter and first six months of 2021, increases of 32.5% and 18.2%, respectively, compared to the corresponding 2020 periods. The increases were attributable to the increased volumes and improved productivity. The COVID-19 pandemic caused a significant economic slowdown that adversely affected our volumes in 2020.

Operating revenues from consumer products were $2.1 billion in the second quarter and $4.0 billion in the first six months of 2021, increases of 32.6% and 19.1%, respectively, from 2020. Volumes increased 27.4% in the second quarter and 21.3% in the first six months of 2021, with a higher average revenue per car/unit in the second quarter and a lower average revenue per car/unit in the first six months of 2021. The volume increases resulted from growth in intermodal in both international and domestic shipments driven by increased retail sales, inventory replenishments by retailers and increased e-commerce activity, as well as from growth in automotive shipments.

Operating revenues from industrial products increased 16.6% in the second quarter to $1.4 billion and decreased 1.8% to $2.6 billion in the first six months of 2021 compared to the same periods in 2020. The decrease for the first six months was attributable to lower average revenue per car/unit due to commodity mix and lower fuel surcharge revenue. Average revenue per car/unit was also lower in the second quarter. Volumes increased 18.4% in the second quarter and 0.8% in the first six months, primarily due to continued recovery in the U.S. industrial economy, driving higher volumes in the construction and building sectors, partially offset by lower petroleum volumes due to reduced production and demand in the energy sector.

Operating revenues from agricultural products were $1.3 billion in the second quarter and $2.6 billion in the first six months of 2021, increases of 18.7% and 16.4%, respectively, from 2020. Volumes increased 13.0% in the second quarter and 12.3% in the first six months of 2021 as compared to 2020. The volume increases were primarily due to higher grain exports, as well as higher volumes of ethanol and related commodities. Revenue per car/unit also increased for both periods of 2021.

Operating revenues from coal were $767 million in the second quarter and $1.5 billion in the first six months of 2021, increases of 41.8% and 11.2%, respectively, from 2020, attributable to higher volumes of 31.5% in the second quarter and 7.0% in the first six months, as well as from higher average revenue per car/unit. Volume increases in 2021 were attributable to increased electricity generation and higher natural gas prices and from utilities rebuilding inventory in the second quarter after draw-downs earlier in the year.

Railroad operating expenses were $3.4 billion in the second quarter and $6.7 billion in the first six months of 2021, increases of $668 million (24.5%) and $577 million (9.4%), respectively, compared to the same periods in 2020. The ratio of railroad operating expenses to railroad operating revenues decreased 0.7 percentage points to 60.4% in the second quarter and 1.3 percentage points to 62.0% in the first six months of 2021 versus the 2020 periods. The increases in railroad operating expenses reflected higher volumes and higher average fuel prices, partially offset by productivity improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (“Burlington Northern Santa Fe”) (Continued)

Compensation and benefits expenses increased $169 million (17.3%) in the second quarter and $108 million (4.9%) in the first six months of 2021 compared to 2020. The increases were primarily due to increased volumes, partially offset by productivity improvements. Fuel expenses increased $366 million (111.9%) in the second quarter and $302 million (32.1%) in the first six months of 2021 compared to 2020. The increases were primarily due to higher average fuel prices and higher volumes, partially offset by better fuel efficiency. Purchased service expenses increased $77 million (17.8%) in the second quarter and $65 million (6.8%) in the first six months of 2021 compared to 2020, primarily due to higher volumes and the effects of insurance recoveries in 2020 related to 2019 flooding, partially offset by improved productivity. Equipment rents, materials and other expenses increased $57 million (15.2%) in the second quarter and $98 million (11.9%) in the first six months of 2021 compared to 2020, due to higher volume related costs and increased property and miscellaneous taxes.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We currently own 91.1% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 25% interest in a liquefied natural gas export, import and storage facility which BHE operates and consolidates for financial reporting purposes. Three of the natural gas pipeline systems were acquired on November 1, 2020 from Dominion Energy, Inc. (“BHE GT&S acquisition”). Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects. BHE also operates the largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States.

The rates our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Revenues:
Energy operating revenue	$4,301	$3,419	$9,150	$7,053
Real estate operating revenue	1,763	1,193	2,995	2,086
Other income (loss)	21	47	(136)	27
Total revenue	6,085	4,659	12,009	9,166
Costs and expense:
Energy cost of sales	1,110	888	2,679	1,926
Energy operating expense	2,134	1,638	4,170	3,349
Real estate operating costs and expense	1,584	1,116	2,704	1,989
Interest expense	518	484	1,034	950
Total costs and expense	5,346	4,126	10,587	8,214
Pre-tax earnings	739	533	1,422	952
Income tax expense (benefit)*	(212)	(165)	(444)	(366)
Net earnings after income taxes	951	698	1,866	1,318
Noncontrolling interests	102	4	208	7
Net earnings attributable to BHE	849	694	1,658	1,311
Noncontrolling interests and preferred stock dividends	109	61	215	117
Net earnings attributable to Berkshire Hathaway shareholders	$740	$633	$1,443	$1,194
Effective income tax rate	(28.7)%	(31.0)%	(31.2)%	(38.4)%
*	Includes significant production tax credits from wind-powered electricity generation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (in millions).

	Second Quarter		First Six Months		Percentage Change
	2021	2020	2021	2020	Second Quarter	First Six Months
PacifiCorp	$226	$167	$395	$343	35.3%	15.2%
MidAmerican Energy Company	211	208	355	358	1.4	(0.8)
NV Energy	100	98	134	118	2.0	13.6
Northern Powergrid	(25)	59	79	146	(142.4)	(45.9)
Natural gas pipelines	100	64	483	243	56.3	98.8
Other energy businesses	229	184	291	320	24.5	(9.1)
Real estate brokerage	135	59	219	69	128.8	217.4
Corporate interest and other	(127)	(145)	(298)	(286)	(12.4)	4.2
	$849	$694	$1,658	$1,311	22.3	26.5

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp after-tax earnings increased $59 million in the second quarter and $52 million in the first six months of 2021 as compared to 2020. These increases reflected higher utility margin (operating revenue less cost of sales) and increased income tax benefits from the impacts of ratemaking as well as higher production tax credits recognized on new wind-powered generating facilities placed in-service. The earnings increases were partially offset by higher operating expenses, including increased depreciation expense from the impacts of a deprecation study effective January 1, 2021, and lower allowances for equity and borrowed funds used during construction.

PacifiCorp’s utility margin was $857 million in the second quarter and $1.7 billion in the first six months of 2021, increases of $96 million and $125 million, respectively, from the comparable periods in 2020. These increases reflected higher retail revenue from a 5.7% year-to-date increase in customer volumes and higher wholesale and other revenue, partially offset by higher thermal generation and purchased power costs. Retail customer volumes increased due to higher customer usage, the favorable impacts of weather and an increase in the average number of customers.

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings increased $3 million in the second quarter and decreased $3 million in the first six months of 2021 compared to 2020. These changes reflected higher electric utility margin and increased income tax benefits, as well as higher operating expenses. The increases in operating expenses included incremental costs associated with additional wind-powered generating facilities placed in-service, as well as higher electric and natural gas distribution costs. The income tax benefit increases were mainly due to higher production tax credits recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service, partially offset by the impacts of ratemaking.

MEC’s electric utility margin was $483 million in the second quarter and $877 million in the first six months of 2021, increases of 8% and 5%, respectively, versus 2020. These increases were attributable to higher operating revenue from wholesale and retail customer volumes, partially offset by higher thermal generation and purchased power costs. Electric retail customer volumes increased 9.2% in the second quarter and 7.0% in the first six months of 2021 as compared to 2020, primarily due to increased usage by certain industrial customers and the favorable impacts of weather.

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings increased $2 million in the second quarter and $16 million in the first six months of 2021 compared to 2020. These increases reflected lower interest expense and lower income tax expense from the impacts of ratemaking, partially offset by lower electric utility margin and higher operating expenses. The increases in operating expenses were mainly due to higher depreciation expense from additional plant placed in-service, partially offset by lower plant operations and maintenance costs.

NV Energy’s electric utility margin was $402 million in the second quarter and $707 million in the first six months of 2021, decreases of 1% and 3%, respectively, compared to 2020. These decreases were primarily due to lower operating revenue from lower base tariff general rates at Nevada Power Company, partially offset by a 4.4% increase in electric retail customer volumes for the first six months of 2021, price impacts from changes in sales mix and an increase in the average number of customers. The increase in electric retail customer volumes was primarily due to the impacts from COVID-19 recovery and the favorable impacts of weather.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid after-tax earnings decreased $84 million in the second quarter and $67 million in the first six months of 2021 as compared to 2020. Earnings in each period of 2021 included deferred income tax expense of $109 million related to the enactment in the second quarter of an increase in the United Kingdom corporate income tax rate from 19% to 25%, effective April 1, 2023. The earnings decreases were partially offset by higher distribution revenue, mainly from increased tariff rates and units distributed and from favorable foreign currency exchange rate movements in 2021.

Natural gas pipelines after-tax earnings increased $36 million in the second quarter and $240 million in the first six months of 2021 compared to 2020. Earnings in 2021 from BHE GT&S were $66 million in the second quarter and $173 million in the first six months. In addition, year-to-date earnings increased from the effects of higher margins on natural gas sales and higher transportation revenue at Northern Natural Gas, largely due to the favorable impacts on demand from the February 2021 winter storms.

Other energy businesses after-tax earnings increased $45 million in the second quarter and decreased $29 million in the first six months of 2021 compared to 2020. The second quarter earnings increase was primarily due to income tax benefits from renewable wind tax equity investments, largely from projects reaching commercial operation, and higher operating revenue from owned solar projects. The decrease in year-to-date earnings was primarily due to a decline in wind tax equity investment earnings of $58 million, partially offset by higher operating revenue from owned renewable energy projects. The decrease in wind tax equity investment earnings was primarily due to increased losses from preexisting tax equity investments of $134 million, largely attributable to the February 2021 winter storms, partially offset by increased income tax benefits from projects reaching commercial operation over the past twelve months.

Real estate brokerage after-tax earnings increased $76 million in the second quarter and $150 million in the first six months of 2021 compared to 2020. The increases reflected significantly higher earnings from brokerage and mortgage services. The increases in earnings from brokerage services were due to a comparative increase in closed transaction volumes in 2021 and the earnings increases from mortgage services were attributable to an unfavorable 2020 contingent earn-out remeasurement and higher year-to-date funded mortgage volume in 2021.

Corporate interest and other after-tax losses decreased $18 million in the second quarter and increased $12 million in the first six months of 2021 compared to 2020, reflecting increased operating expenses and higher interest expense from corporate debt issued in 2020, as well as higher federal income tax credits recognized and higher earnings from non-regulated energy services.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2021	2020	2021	2020	Second Quarter	First Six Months
Revenues
Manufacturing	$17,412	$13,033	$33,325	$28,068	33.6%	18.7%
Service and retailing	21,272	17,255	40,852	36,032	23.3	13.4
	$38,684	$30,288	$74,177	$64,100
Pre-tax earnings*
Manufacturing	$2,714	$1,399	$5,150	$3,510	94.0%	46.7%
Service and retailing	1,270	452	2,311	1,075	181.0	115.0
	3,984	1,851	7,461	4,585
Income taxes and noncontrolling interests	980	402	1,838	1,098
	$3,004	$1,449	$5,623	$3,487
Effective income tax rate	24.1%	21.5%	24.1%	23.6%
Pre-tax earnings as a percentage of revenues	10.3%	6.1%	10.1%	7.2%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings in the preceding table were $183 million in the second quarter and $363 million in the first six months of 2021 compared to $196 million in the second quarter and $398 million in the first six months of 2020. In the second quarter and first six months of 2020, such expenses also exclude goodwill and indefinite-lived intangible asset after-tax impairment charges of $10.35 billion. These expenses are included in “Other” in the summary of earnings on page 24 and in the “Other” earnings section on page 40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Revenues
Industrial products	$7,186	$5,789	$13,858	$13,147
Building products	6,402	4,968	12,030	9,825
Consumer products	3,824	2,276	7,437	5,096
	$17,412	$13,033	$33,325	$28,068
Pre-tax earnings
Industrial products	$1,242	$535	$2,384	$1,841
Building products	973	696	1,743	1,263
Consumer products	499	168	1,023	406
	$2,714	$1,399	$5,150	$3,510
Pre-tax earnings as a percentage of revenues
Industrial products	17.3%	9.2%	17.2%	14.0%
Building products	15.2%	14.0%	14.5%	12.9%
Consumer products	13.0%	7.4%	13.8%	8.0%

Industrial products

The industrial products group includes specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), complex metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), Marmon, which consists of more than 100 autonomous manufacturing and service businesses, including equipment leasing for the rail, intermodal tank container and mobile crane industries, which are internally aggregated into sectors (or “groups”). The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International), and a variety of industrial products for diverse markets (Scott Fetzer and LiquidPower Specialty Products).

Revenues of the industrial products group in 2021 increased $1.4 billion (24.1%) from the second quarter and $711 million (5.4%) over the first six months of 2020. Pre-tax earnings in 2021 increased $707 million (132%) from the second quarter and $543 million (29.5%) from the first six months of 2020. Pre-tax earnings as a percentage of revenues for the group were 17.2% for the first six months of 2021 compared to 14.0% in 2020. Results in 2020 were more significantly affected by the COVID-19 pandemic.

PCC’s revenues were $1.6 billion in the second quarter and $3.2 billion in the first six months of 2021, decreases of $156 million (8.8%) and $1.0 billion (24.7%), respectively, compared to 2020. Historically, PCC has derived significant revenues and earnings from aerospace products. The COVID-19 pandemic contributed to material declines in commercial air travel and aircraft production in 2020. While air travel in the U.S. is increasing in 2021, we do not expect significant increases in PCC’s aerospace demand to occur in the near term due to the inventory levels currently within the industry supply chain. Consequently, we anticipate PCC’s revenues and earnings in 2021 will be below pre-pandemic levels.

PCC’s pre-tax earnings increased $361 million in the second quarter and $228 million in the first six months of 2021 compared to 2020. The increases reflect the aggressive actions taken by management to resize and restructure operations.

Lubrizol’s revenues were approximately $1.7 billion in the second quarter and $3.35 billion in the first six months of 2021, increases of 28.0% in the second quarter and 15.3% in the first six months compared to 2020. The increases were attributable to higher volumes and favorable foreign currency translation effects. Despite an increase in sales and volume compared to the prior year, the Additives product line was affected by severe winter storms in February 2021, which caused the temporary shut-down of several U.S. facilities and negatively impacted sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Lubrizol’s pre-tax earnings decreased 17.4% in the second quarter and 15.0% in the first six months of 2021 compared to 2020. Earnings in the second quarter of 2021 included property losses, asset impairment charges and containment and response costs of approximately $160 million in connection with a fire at its Chemtool facility in Rockton, Illinois in June 2021. Earnings in 2021 were also negatively impacted by the weather-related temporary shut-down of Additives facilities in the U.S. in the first quarter due to lost sales and various incremental and non-recurring manufacturing and other operating costs. The comparative decline for the first six months was partially offset by increased earnings from the Advanced Materials business group.

Marmon’s revenues were $2.5 billion in the second quarter and $4.6 billion in the first six months of 2021, increases of $809 million (47.6%) and $899 million (24.3%), respectively, compared to 2020. The revenue increases were primarily due to higher metal prices in the Electrical, Metal Services and Plumbing & Refrigeration groups, higher volumes in most of Marmon’s business groups, particularly those serving the construction, automotive, heavy duty truck and trailer OEM markets and restaurant markets, and from favorable foreign currency translation effects. These increases were partially offset by lower revenues in the Rail & Leasing group from lower railcar repair volumes, leased fleet utilization, and lease renewal rates and from the impact of divestitures and business closures in the Water Technologies and Retail Solutions groups.

Marmon’s pre-tax earnings in 2021 increased $179 million (80.0%) in the second quarter and $162 million (30.9%) in the first six months compared to 2020. Earnings in the first six months of 2021 reflected higher earnings across most business groups, favorable currency translation effects and lower restructuring costs, partially offset by lower earnings from the Rail & Leasing and Water Technologies groups.

IMC’s revenues were $915 million in the second quarter and $1.8 billion in the first six months of 2021, increases of 43.6% in the second quarter and 21.7% in the first six months compared to 2020. Revenues in the first six months of 2021 reflected improving business conditions in most geographic regions and favorable foreign currency translation effects. IMC’s pre-tax earnings increased 136.6% in the second quarter and 65.6% in the first six months of 2021 versus 2020, primarily attributable to the favorable effects of higher customer demand, which improved manufacturing efficiencies, and also from the effects of other operating cost management saving initiatives and foreign currency translation.

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

Revenues of the building products group increased $1.4 billion (28.9%) in the second quarter and $2.2 billion (22.4%) in the first six months of 2021 compared to 2020. Pre-tax earnings increased $277 million (39.8%) in the second quarter and $480 million (38.0%) in the first six months over 2020. Pre-tax earnings as a percentage of revenues were 14.5% in the first six months of 2021, an increase of 1.6 percentage points over 2020. Residential housing construction in the U.S. was strong during 2020 and these conditions continued through the first six months of 2021. However, the effects of strong demand and supply chain disruptions contributed to significant cost increases for key materials and products used by our businesses, including lumber, steel, copper, petrochemical-based materials, energy, freight and fixtures, necessitating higher sales prices.

Clayton Homes’ revenues were approximately $2.7 billion in the second quarter and $5.0 billion in the first six months of 2021, increases of $639 million (31.2%) and $1.2 billion (31.1%), respectively, compared to 2020. Revenues from home sales increased $1.1 billion (37%) in the first six months of 2021, reflecting a net increase in units sold, increased revenue per home sold and changes in sales mix. Unit sales of site-built homes increased 38% in the first six months of 2021, while factory-built manufactured home unit sales increased 5%. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities, increased 13% in the first six months of 2021 compared to 2020. Loan balances, net of allowances for credit losses, were approximately $17.8 billion as of June 30, 2021, an increase of $738 million compared to December 31, 2020.

Pre-tax earnings of Clayton Homes were $456 million in the second quarter and $848 million in the first six months of 2021, increases of $138 million (43.1%) and $328 million (63.0%), respectively, compared to 2020. Earnings in the first six months of 2021 reflected higher earnings from home sales, mortgage originations, net interest income and a decline of $85 million in provisions for expected credit losses. The provisions for expected credit losses in the first six months of 2020 were unusually high and included provisions for the expected impact of the COVID-19 pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Aggregate revenues of our other building products businesses were approximately $3.7 billion in the second quarter and $7.0 billion in the first six months of 2021, increases of 27.2% and 17.0%, respectively, versus 2020. The increases were primarily due to higher volumes for paint and coatings, residential flooring, engineered products and other building systems and favorable foreign currency translation effects.

Pre-tax earnings of the other building products businesses were $517 million in the second quarter and $895 million in the first six months of 2021, increases of 37.2% and 20.5%, respectively, over 2020. The increases were primarily attributable to the increases in revenues and ongoing operating cost control efforts, partly offset by cost increases related to the constrained supply and availability of certain products and materials and shipping and freight services, attributable to the ongoing effects of supply chain disruptions and the impact of severe winter storms in 2021.

Consumer products

The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance batteries (Duracell). This group also includes custom picture framing products (Larson Juhl) and jewelry products (Richline).

Consumer products revenues increased approximately $1.5 billion (68.0%) in the second quarter and $2.3 billion (45.9%) in the first six months of 2021 compared to 2020. Pre-tax earnings increased $331 million (197%) in the second quarter and $617 million (152%) in the first six months of 2021 versus 2020. Pre-tax earnings as a percentage of revenues increased 5.8 percentage points to 13.8% in the first six months of 2021 compared to 2020. Revenues in the first six months of 2021 increased significantly at several of our businesses that were severely impacted by the pandemic in the first half of 2020.

Revenues from Forest River increased $1.3 billion (59%) in the first six months of 2021 compared to 2020, driven by increased unit sales for recreational vehicles. Apparel and footwear revenues increased 46.6% in the first six months of 2021 compared to 2020, reflecting significant increases in unit sales, attributable in part to inventory restocking by certain customers, as well as from increased consumer demand. The comparative increases in pre-tax earnings were driven by the revenue increases from Forest River, Brooks Sports, Duracell and the apparel businesses, as well as lower inventory obsolescence allowances. Our consumer products businesses are also experiencing cost increases attributable to supply chain disruptions.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Revenues
Service	$3,982	$2,667	$7,587	$6,025
Retailing	4,995	3,370	9,348	6,968
McLane Company	12,295	11,218	23,917	23,039
	$21,272	$17,255	$40,852	$36,032
Pre-tax earnings
Service	$727	$260	$1,317	$685
Retailing	459	148	807	281
McLane Company	84	44	187	109
	$1,270	$452	$2,311	$1,075
Pre-tax earnings as a percentage of revenues
Service	18.3%	9.7%	17.4%	11.4%
Retailing	9.2%	4.4%	8.6%	4.0%
McLane Company	0.7%	0.4%	0.8%	0.5%

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

Service group revenues increased 49.3% in the second quarter and 25.9% in the first six months of 2021 compared to 2020. Pre-tax earnings increased $467 million (179.6%) in the second quarter and $632 million (92.3%) in the first six months of 2021 versus 2020. Pre-tax earnings as a percentage of revenues were 17.4% in the first six months of 2021, an increase of 6.0 percentage points compared to the first six months of 2020.

Revenues from TTI increased 52.4% in the second quarter and 38.7% in the first six months of 2021 versus 2020. The increases reflected accelerating demand across all significant markets within the electronic components industry as industry participants attempt to maintain adequate inventories in response to high demand for components in end products and supply chain disruptions. Revenues from aviation services (NetJets and FlightSafety) increased 56.0% in the second quarter and 22.4% in the first six months of 2021 over low 2020 levels, primarily due to higher training hours and significantly higher customer flight hours.

Earnings at most of our service businesses increased significantly in the second quarter and first six months of 2021 compared to 2020, with the largest increases from TTI and the aviation services businesses. The increases in the aggregate earnings from NetJets and FlightSafety were primarily attributable to improved operating margins from changes in business mix, increased operating efficiencies and the effects of past restructuring efforts. TTI’s earnings increases were primarily attributable to the increases in sales and improved operating cost leverage.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA represents about 64% of our combined retailing revenues in 2021. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics and represent about 20% of the combined retailing revenues in 2021. Other retailing businesses also include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Retailing group revenues increased approximately $1.6 billion (48.2%) in the second quarter and $2.4 billion (34.2%) in the first six months of 2021 compared to 2020. Pre-tax earnings increased $311 million (210%) in the second quarter and $526 million (187%) in the first six months compared to 2020. Operating results of our retailing businesses were severely impacted by the pandemic beginning in March of 2020 and continuing through the second quarter of 2020. Over the second half of 2020 and continuing through the first six months of 2021, revenues and pre-tax earnings of these businesses increased, and in certain instances increased to levels exceeding those in pre-pandemic periods, despite ongoing supply chain disruptions.

BHA’s revenues in the first six months of 2021 increased 29.4% from 2020, primarily due to a 30% increase in new and pre-owned vehicle sales, mainly attributable to higher volumes of new auto sales. Home furnishings group revenues increased $523 million (38.0%) in the first six months of 2021 over 2020, while aggregate revenues of our other retailing operations increased 51.2% versus 2020.

BHA’s pre-tax earnings increased $143 million in the first six months of 2021 compared to 2020, primarily due to increases in vehicle gross sales margins, higher service margins and earnings from finance and service contract activities as well as from lower floorplan interest expense, primarily attributable to lower inventory levels, and operating cost control efforts. Aggregate pre-tax earnings for the remainder of our retailing group increased $383 million in the first six months of 2021 compared to 2020, due to the restricted operations at many of those businesses during the second quarter of 2020 arising from the initial effects of the pandemic. Results in 2021 also benefitted from strong consumer demand and the effects of restructuring efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales typically comprise about two-thirds of McLane’s consolidated sales with foodservice comprising much of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings. The grocery and foodservice businesses continue to operate in an intensely competitive business environment.

Revenues increased $1.1 billion (9.6%) in the second quarter and $878 million (3.8%) in the first six months of 2021 compared to 2020. Revenues from the grocery business were relatively unchanged in the first six months of 2021, while revenues from the foodservice and beverage businesses increased 9.9% and 21.7%, respectively, compared to the first six months of 2020. The foodservice business was negatively impacted by pandemic-related restaurant closures in 2020. Pre-tax earnings increased $40 million (90.9%) in the second quarter and $78 million (71.6%) in the first six months of 2021 versus 2020. The increases in earnings primarily reflected higher earnings from the foodservice and beverage businesses, ongoing cost management efforts and the effects of expected credit losses and inventory valuation losses of $23 million recorded in the first six months of 2020.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains/losses follows (dollars in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Investment gains/losses	$27,173	$39,289	$32,384	$(29,593)
Derivative gains/losses	221	796	710	(597)
Gains/losses before income taxes and noncontrolling interests	27,394	40,085	33,094	(30,190)
Income taxes and noncontrolling interests	5,986	8,440	6,993	(6,218)
Net gains/losses	$21,408	$31,645	$26,101	$(23,972)
Effective income tax rate	21.4%	21.0%	20.9%	20.7%
Investment gains/losses

Unrealized gains and losses arising from changes in market prices of investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Pre-tax investment gains/losses included net unrealized gains of $27.0 billion in the second quarter and $31.5 billion in the first six months of 2021 compared to net unrealized gains of $39.4 billion in the second quarter and net unrealized losses of $18.4 billion in the first six months of 2020 on securities we held at the end of the applicable period. Investment losses on equity securities sold in the first six months of 2020 were $11.2 billion, which included losses of $10.7 billion from market value changes in the first quarter on securities that were sold in the second quarter.

Taxable investment gains on equity securities sold, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were $228 million in the second quarter and $2.0 billion in the first six months of 2021. Taxable investment losses on equity securities were $4.5 billion in the second quarter and $3.3 billion in the first six months of 2020.

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the investment gains/losses recorded in earnings in any given period has little analytical or predictive value.

Derivative gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities, which relate to contracts that were originated prior to March 2008. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the underlying equity markets. As of June 30, 2021, the intrinsic value of our equity index put option contracts was $72 million and our recorded liability at fair value was $355 million. Our ultimate payment obligations, if any, under these contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

A summary of after-tax other earnings/losses follows (in millions).

	Second Quarter		First Six Months
	2021	2020	2021	2020
Equity method earnings	$141	$(154)	$355	$102
Acquisition accounting expenses	(183)	(196)	(363)	(398)
Goodwill and intangible asset impairments	—	(10,350)	—	(10,350)
Corporate interest expense, before foreign currency effects	(77)	(76)	(157)	(172)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(45)	(92)	480	83
Other	(5)	131	(11)	331
	$(169)	$(10,737)	$304	$(10,404)

After-tax equity method earnings include our proportionate share of earnings attributable to our investments in Kraft Heinz, Pilot, Berkadia and Electric Transmission of Texas. Our after-tax earnings from Kraft Heinz were $20 million for the second quarter and $155 million for the first six months of 2021. Our Kraft Heinz investment produced after-tax losses of $297 million for the second quarter and $198 million for the first six months of 2020, which included after-tax losses of $513 million in the second quarter and $552 million in the first six months associated with goodwill and intangible asset impairment charges recorded by Kraft Heinz.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions. Goodwill and intangible asset impairments in the second quarter and first six months of 2020 included $9.8 billion attributable to impairments of goodwill and certain identifiable intangible assets recorded in connection with our acquisition of PCC in 2016.

Foreign currency exchange rate gains and losses pertain to Berkshire’s Euro and Japanese Yen denominated debt and BHFC’s Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates.

Financial Condition

Our consolidated balance sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity at June 30, 2021 was $470 billion, an increase of $27.2 billion since December 31, 2020. Net earnings attributable to Berkshire shareholders were $39.8 billion in the first six months of 2021 and included after-tax gains on our investments of approximately $25.5 billion. Changes in the market prices of our investments in equity securities can produce significant volatility in our earnings.

At June 30, 2021, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $140.7 billion, which included $118.1 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $328.4 billion.

Berkshire parent company outstanding debt at June 30, 2021 was $22.5 billion, a decrease of $190 million since December 31, 2020. In the first quarter of 2021, Berkshire repaid €550 million and $1.0 billion of maturing senior notes and issued €600 million of 0.5% senior notes due in 2041. In April 2021, Berkshire issued ¥160 billion (approximately $1.5 billion) of senior notes with maturity dates ranging from 2026 to 2041 and a weighted average interest rate of 0.5%. Berkshire parent company debt maturing over the next twelve months is $1.1 billion.

Berkshire’s insurance and other subsidiary outstanding borrowings were $18.1 billion at June 30, 2021, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $13.1 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. In January 2021, BHFC repaid $750 million of maturing senior notes and issued $750 million of 2.5% senior notes due in 2051. BHFC debt maturing over the next twelve months is $775 million. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first six months of 2021 were $4.1 billion and we currently forecast additional capital expenditures of approximately $6.2 billion over the remainder of 2021.

Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries. BNSF’s outstanding debt was $23.3 billion as of June 30, 2021, relatively unchanged from December 31, 2020. During the first six months of 2021, BNSF repaid $886 million of debt and issued $925 million of 3.3% debentures due in 2051. Outstanding borrowings of BHE and its subsidiaries were $51.4 billion at June 30, 2021, a decrease of $744 million since December 31, 2020. During the first six months of 2021, BHE and its subsidiaries repaid $1.7 billion of term debt, issued $550 million of 3.4% term debt due in 2051 and increased short-term borrowings by $250 million. In July 2021, BHE subsidiaries issued $1.5 billion of term debt due in 2052 with interest rates ranging from 2.7% to 2.9%. Aggregate debt maturities for BHE and BNSF over the next twelve months approximate $1.5 billion.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $12.6 billion in the first six months of 2021 to repurchase shares of its Class A and B common stock.

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

In the first six months of 2021, Berkshire and certain of its subsidiaries issued term debt of approximately $4.4 billion in the aggregate. Principal and interest payments associated with these borrowings are expected as follows: in 2021 – $38 million; in 2022 through 2025 – $79 million per annum; and thereafter – $6.2 billion.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2021 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our Consolidated Balance Sheet as of June 30, 2021 includes estimated liabilities of $123.2 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of June 30, 2021 included goodwill of acquired businesses of $73.8 billion and indefinite-lived intangible assets of $18.3 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2020.

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

As of June 30, 2021, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse effects of the COVID-19 pandemic on certain of our reporting units may prove to be worse than we currently anticipate, and we may need to record goodwill or indefinite-lived asset impairment charges in future periods. Making estimates of the fair value of reporting units and judgments on goodwill impairments at this time are and will likely be significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates in such instances can be subject to wide variations.

As of the most recent annual goodwill impairment review conducted during the fourth quarter of 2020, the estimated fair values of certain reporting units did not exceed our carrying values by at least 20%. The most significant of these reporting units was Precision Castparts Corp. (“PCC”). The estimated fair value of PCC was approximately $35.5 billion, exceeding our carrying value of approximately $32.1 billion by 10.6%. Our carrying value of PCC included goodwill of approximately $7.5 billion. For the four other reporting units where estimated fair value did not exceed carrying value by at least 20%, their aggregate estimated fair value of approximately $1.5 billion exceeded our aggregate carrying value of approximately $1.4 billion by 10.0%. Our carrying value of these units included goodwill of approximately $600 million.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities; losses realized from derivative contracts; the occurrence of one or more catastrophic events, such as an earthquake, hurricane, act of terrorism or cyber attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations; the frequency and severity of epidemics, pandemics or other outbreaks, including COVID-19, that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates; changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries; changes in federal income tax laws; and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2021, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2020, to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the second quarter of 2021 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
April
Class A common stock	611	$408,470.13	611	*
Class B common stock	5,795,788	$267.75	5,795,788	*

May
Class A common stock	689	$432,536.24	689	*
Class B common stock	1,872,026	$286.10	1,872,026	*

June
Class A common stock	2,250	$432,132.04	2,250	*
Class B common stock	8,646,680	$279.94	8,646,680	*
*

The program does not specify a maximum number of shares to be repurchased or obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the repurchase program. Berkshire will not repurchase its common stock if the repurchases reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings to less than $30 billion.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 7, 2021	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer