Form 10-Q
period 2021-09-30
BERKSHIRE HATHAWAY INC
filed 2021-11-08
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 27, 2021:

Class A —	619,938
Class B —	1,303,476,707

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$65,156	$44,714
Short-term investments in U.S. Treasury Bills	79,209	90,300
Investments in fixed maturity securities	18,125	20,410
Investments in equity securities	310,739	281,170
Equity method investments	16,658	17,303
Loans and finance receivables	20,397	19,201
Other receivables	37,277	32,310
Inventories	20,191	19,208
Property, plant and equipment	20,722	21,200
Equipment held for lease	14,752	14,601
Goodwill	47,090	47,121
Other intangible assets	28,643	29,462
Deferred charges under retroactive reinsurance contracts	11,732	12,441
Other	16,301	14,580
	706,992	664,021
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,833	3,276
Receivables	4,324	3,542
Property, plant and equipment	153,401	151,216
Goodwill	26,680	26,613
Regulatory assets	3,842	3,440
Other	20,686	21,621
	213,766	209,708
	$920,758	$873,729
*	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $37.9 billion at September 30, 2021 and $23.2 billion at December 31, 2020.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$85,754	$79,854
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	39,721	40,966
Unearned premiums	25,239	21,395
Life, annuity and health insurance benefits	22,409	21,616
Other policyholder liabilities	8,863	8,670
Accounts payable, accruals and other liabilities	31,154	29,279
Derivative contract liabilities	286	1,065
Aircraft repurchase liabilities and unearned lease revenues	5,840	5,856
Notes payable and other borrowings	39,645	41,522
	258,911	250,223
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,978	15,224
Regulatory liabilities	7,226	7,475
Notes payable and other borrowings	75,320	75,373
	98,524	98,072
Income taxes, principally deferred	82,248	74,098
Total liabilities	439,683	422,393
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,603	35,626
Accumulated other comprehensive income	(4,834)	(4,243)
Retained earnings	494,775	444,626
Treasury stock, at cost	(53,072)	(32,853)
Berkshire Hathaway shareholders’ equity	472,480	443,164
Noncontrolling interests	8,595	8,172
Total shareholders’ equity	481,075	451,336
	$920,758	$873,729

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Revenues:
Insurance and Other:
Insurance premiums earned	$17,727	$15,913	$51,314	$47,256
Sales and service revenues	36,722	32,703	107,163	93,332
Leasing revenues	1,565	1,316	4,336	3,905
Interest, dividend and other investment income	1,795	1,717	5,544	6,143
	57,809	51,649	168,357	150,636
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,761	5,148	16,917	15,101
Energy operating revenues	5,225	4,451	14,375	11,504
Service revenues and other income	1,788	1,776	4,647	3,888
	12,774	11,375	35,939	30,493
Total revenues	70,583	63,024	204,296	181,129

Investment and derivative contract gains	4,921	31,582	38,015	1,392

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,939	11,667	37,078	32,712
Life, annuity and health insurance benefits	1,568	1,311	4,507	4,101
Insurance underwriting expenses	3,239	3,228	9,318	9,219
Cost of sales and services	28,984	25,957	84,275	74,565
Cost of leasing	1,116	854	2,980	2,605
Selling, general and administrative expenses	4,889	5,181	13,844	14,304
Goodwill and intangible asset impairments	—	25	—	10,659
Interest expense	286	263	860	817
	54,021	48,486	152,862	148,982
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,527	3,161	10,625	9,625
Utilities and energy cost of sales and other expenses	3,497	3,101	10,306	8,326
Other expenses	1,582	1,481	4,238	3,422
Interest expense	770	737	2,322	2,209
	9,376	8,480	27,491	23,582
Total costs and expenses	63,397	56,966	180,353	172,564
Earnings before income taxes and equity method earnings	12,107	37,640	61,958	9,957
Equity method earnings	377	290	775	333
Earnings before income taxes	12,484	37,930	62,733	10,290
Income tax expense	1,840	7,517	11,824	3,167
Net earnings	10,644	30,413	50,909	7,123
Earnings attributable to noncontrolling interests	300	276	760	437
Net earnings attributable to Berkshire Hathaway shareholders	$10,344	$30,137	$50,149	$6,686
Net earnings per average equivalent Class A share	$6,882	$18,994	$33,025	$4,160
Net earnings per average equivalent Class B share*	$4.59	$12.66	$22.02	$2.77
Average equivalent Class A shares outstanding	1,503,013	1,586,698	1,518,513	1,607,041
Average equivalent Class B shares outstanding	2,254,518,838	2,380,046,304	2,277,769,582	2,410,561,550
*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 17.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Net earnings	$10,644	$30,413	$50,909	$7,123
Other comprehensive income:
Unrealized appreciation of investments	(89)	19	(164)	42
Applicable income taxes	20	(4)	38	(13)
Foreign currency translation	(643)	791	(616)	(77)
Applicable income taxes	6	(3)	(8)	34
Defined benefit pension plans	54	(24)	158	86
Applicable income taxes	(13)	8	(42)	(14)
Other, net	38	16	45	(19)
Other comprehensive income, net	(627)	803	(589)	39
Comprehensive income	10,017	31,216	50,320	7,162
Comprehensive income attributable to noncontrolling interests	288	302	762	423
Comprehensive income attributable to Berkshire Hathaway shareholders	$9,729	$30,914	$49,558	$6,739

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the third quarter and first nine months of 2021
Balance at December 31, 2020	$35,634	$(4,243)	$444,626	$(32,853)	$8,172	$451,336
Net earnings	—	—	11,711	—	129	11,840
Other comprehensive income, net	—	(327)	—	—	7	(320)
Acquisition of common stock	—	—	—	(6,565)	—	(6,565)
Transactions with noncontrolling interests	4	—	—	—	(119)	(115)
Balance at March 31, 2021	$35,638	$(4,570)	$456,337	$(39,418)	$8,189	$456,176
Net earnings	—	—	28,094	—	331	28,425
Other comprehensive income, net	—	351	—	—	7	358
Acquisition of common stock	—	—	—	(6,028)	—	(6,028)
Transactions with noncontrolling interests	5	—	—	—	(136)	(131)
Balance at June 30, 2021	$35,643	$(4,219)	$484,431	$(45,446)	$8,391	$478,800
Net earnings	—	—	10,344	—	300	10,644
Other comprehensive income, net	—	(615)	—	—	(12)	(627)
Acquisition of common stock	—	—	—	(7,626)	—	(7,626)
Transactions with noncontrolling interests	(32)	—	—	—	(84)	(116)
Balance at September 30, 2021	$35,611	$(4,834)	$494,775	$(53,072)	$8,595	$481,075

For the third quarter and first nine months of 2020
Balance at December 31, 2019	$35,666	$(5,243)	$402,493	$(8,125)	$3,772	$428,563
Net earnings (loss)	—	—	(49,746)	—	49	(49,697)
Adoption of new accounting pronouncement	—	—	(388)	—	—	(388)
Other comprehensive income, net	—	(1,478)	—	—	(53)	(1,531)
Acquisition of common stock	—	—	—	(1,575)	—	(1,575)
Transactions with noncontrolling interests	(39)	—	—	—	(98)	(137)
Balance at March 31, 2020	$35,627	$(6,721)	$352,359	$(9,700)	$3,670	$375,235
Net earnings	—	—	26,295	—	112	26,407
Other comprehensive income, net	—	754	—	—	13	767
Acquisition of common stock	—	—	—	(5,115)	—	(5,115)
Transactions with noncontrolling interests	(4)	—	—	—	(37)	(41)
Balance at June 30, 2020	$35,623	$(5,967)	$378,654	$(14,815)	$3,758	$397,253
Net earnings	—	—	30,137	—	276	30,413
Other comprehensive income, net	—	777	—	—	26	803
Acquisition of common stock	—	—	—	(9,260)	—	(9,260)
Transactions with noncontrolling interests	6	—	—	—	—	6
Balance at September 30, 2020	$35,629	$(5,190)	$408,791	$(24,075)	$4,060	$419,215

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Nine Months
	2021	2020
Cash flows from operating activities:
Net earnings	$50,909	$7,123
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(37,235)	(2,032)
Depreciation and amortization	8,013	7,692
Other, including asset impairment charges	(717)	10,934
Changes in operating assets and liabilities:
Losses and loss adjustment expenses	4,809	4,480
Deferred charges reinsurance assumed	709	735
Unearned premiums	3,958	2,544
Receivables and originated loans	(6,810)	(3,223)
Other assets	(1,558)	(1,673)
Other liabilities	1,928	2,446
Income taxes	7,620	201
Net cash flows from operating activities	31,626	29,227
Cash flows from investing activities:
Purchases of equity securities	(5,004)	(22,406)
Sales of equity securities	11,975	28,564
Purchases of U.S. Treasury Bills and fixed maturity securities	(106,399)	(153,897)
Sales of U.S. Treasury Bills and fixed maturity securities	15,945	23,744
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	103,294	81,252
Purchases of loans and finance receivables	(70)	(619)
Collections of loans and finance receivables	283	268
Acquisitions of businesses, net of cash acquired	(204)	(111)
Purchases of property, plant and equipment and equipment held for lease	(9,244)	(9,516)
Other	1,505	(1,685)
Net cash flows from investing activities	12,081	(54,406)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,952	3,435
Repayments of borrowings of insurance and other businesses	(3,010)	(2,116)
Proceeds from borrowings of railroad, utilities and energy businesses	2,939	6,424
Repayments of borrowings of railroad, utilities and energy businesses	(2,609)	(2,449)
Changes in short term borrowings, net	(689)	(1,062)
Acquisition of treasury stock	(20,192)	(15,712)
Other	(755)	(196)
Net cash flows from financing activities	(21,364)	(11,676)
Effects of foreign currency exchange rate changes	(98)	(340)
Increase (decrease) in cash and cash equivalents and restricted cash	22,245	(37,195)
Cash and cash equivalents and restricted cash at beginning of year*	48,396	64,632
Cash and cash equivalents and restricted cash at end of third quarter*	$70,641	$27,437
*Cash and cash equivalents and restricted cash are comprised of the following:
Beginning of year—
Insurance and Other	$44,714	$61,151
Railroad, Utilities and Energy	3,276	3,024
Restricted cash included in other assets	406	457
	$48,396	$64,632
End of third quarter—
Insurance and Other	$65,156	$23,078
Railroad, Utilities and Energy	4,833	3,739
Restricted cash included in other assets	652	620
	$70,641	$27,437

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Given the size of our equity security investment portfolio, changes in market prices and the related changes in unrealized gains and losses on equity securities will produce significant volatility in our interim and annual earnings. In addition, changes in the fair values of certain derivative contract liabilities, gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies and the magnitude of asset impairment charges can cause significant variations in periodic net earnings.

The novel coronavirus (“COVID-19”) spread rapidly across the world in 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in March of 2020. The COVID-19 pandemic adversely affected nearly all of our operations during 2020 and in particular during the second quarter, although the effects varied significantly. Beginning in the third quarter of 2020, many of our businesses experienced significantly higher sales and earnings relative to the second quarter, reflecting higher customer demand. The extent of the effects over longer terms cannot be reasonably estimated at this time. Risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the ability to vaccinate a significant number of people in the U.S. and throughout the world, as well as the long-term effect from the pandemic on the demand for certain of our products and services. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts, may be subject to significant adjustments in future periods.

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

In August 2018, the FASB issued ASU 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts.” ASU 2018-12 requires periodic reassessment of actuarial and discount rate assumptions used to value policyholder liabilities and deferred acquisition costs of long-duration insurance and reinsurance contracts, with the effects of changes in cash flow assumptions reflected in earnings and the effects of changes in discount rate assumptions reflected in other comprehensive income. Currently, the actuarial and discount rate assumptions are established at the contract inception date and not subsequently changed, except under limited circumstances. ASU 2018-12 requires new disclosures and is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are evaluating the effect this standard will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of September 30, 2021 and December 31, 2020 are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
U.S. Treasury, U.S. government corporations and agencies	$3,358	$30	$—	$3,388
Foreign governments	12,407	38	(27)	12,418
Corporate bonds	1,510	431	—	1,941
Other	327	52	(1)	378
	$17,602	$551	$(28)	$18,125
December 31, 2020
U.S. Treasury, U.S. government corporations and agencies	$3,348	$55	$—	$3,403
Foreign governments	11,233	110	(5)	11,338
Corporate bonds	4,729	464	(2)	5,191
Other	414	66	(2)	478
	$19,724	$695	$(9)	$20,410

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2021, approximately 90% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities as of September 30, 2021 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to early call or prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$9,433	$7,225	$487	$206	$251	$17,602
Fair value	9,436	7,283	758	350	298	18,125

Note 4. Investments in equity securities

Investments in equity securities as of September 30, 2021 and December 31, 2020 are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2021*
Banks, insurance and finance	$26,809	$60,931	$87,740
Consumer products	34,973	119,421	154,394
Commercial, industrial and other	42,406	26,199	68,605
	$104,188	$206,551	$310,739

*

Approximately 70% of the aggregate fair value was concentrated in four companies (American Express Company – $25.4 billion; Apple Inc. – $128.4 billion; Bank of America Corporation – $43.9 billion and The Coca-Cola Company – $21.0 billion).

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

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities (Continued)

Our equity security investments also include Occidental Corporation (“Occidental”) Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion and warrants to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference, plus any accumulated and unpaid dividends, or is mandatorily redeemable under specified events. Dividends on the preferred stock are payable in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these is our investment in the common stock of The Kraft Heinz Company (“Kraft Heinz”). Kraft Heinz is one of the world’s largest manufacturers and marketers of food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Berkshire currently owns 325,442,152 shares of Kraft Heinz common stock representing 26.5% of the outstanding shares.

Our investment in Kraft Heinz produced equity method earnings of $194 million in the third quarter and $337 million in the first nine months of 2021. In 2020, our Kraft Heinz investment generated equity method earnings of $159 million in the third quarter and losses of $180 million in the first nine months. Our earnings in the first nine months of 2020 included charges of approximately $850 million for our proportionate share of the goodwill and intangible asset impairment charges recorded by Kraft Heinz. We received dividends on the common stock of $391 million in each of the first nine months of 2021 and 2020, which were recorded as reductions to the carrying value of our investment.

Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $12.0 billion at September 30, 2021 and $11.3 billion at December 31, 2020. The carrying value of our investment was approximately $13.3 billion at September 30, 2021 and December 31, 2020. As of September 30, 2021, the carrying value of our investment exceeded the fair value based on the quoted market price by approximately 10%. We evaluated our investment in Kraft Heinz for impairment. Based on the prevailing facts and circumstances, we concluded recognition of an impairment loss in earnings was not required as of September 30, 2021.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	September 25, 2021	December 26, 2020
Assets	$94,897	$99,830
Liabilities	44,659	49,587

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Sales	$6,324	$6,441	$19,333	$19,246
Net earnings (loss) attributable to Kraft Heinz common shareholders	733	597	1,269	(676)	*

*	Includes goodwill and identifiable intangible asset impairment charges of approximately $3.2 billion in the first nine months.

Other investments that we account for pursuant to the equity method include Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”) and Electric Transmission Texas, LLC (“ETT”). The aggregate carrying value of these investments was approximately $3.4 billion as of September 30, 2021 and $4.0 billion as of December 31, 2020. Our equity method earnings from these entities in the first nine months were $438 million in 2021 and $513 million in 2020. During the first nine months of 2021, we received distributions of $1.0 billion from these other investees, including a non-recurring distribution received from Pilot of $849 million in the first quarter. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia provides capital solutions, investments sales advisory and mortgage servicing for multifamily and commercial real estate. A source of funding for Berkadia’s operations is through commercial paper, which was $1.47 billion at September 30, 2021 and is limited to $1.5 billion. Berkadia’s commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

A Berkshire Hathaway Energy Company subsidiary owns a 50% interest in ETT, an owner and operator of electric transmission assets in the Electric Reliability Council of Texas footprint. American Electric Power owns the other 50% interest. We own a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot is the largest operator of travel centers in North America through more than 1,000 retail locations across 44 U.S. states and six Canadian provinces and through wholesale distribution. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We also entered into an agreement to acquire an additional 41.4% interest in Pilot in 2023, with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Note 6. Investment and derivative contract gains/losses

Investment and derivative contract gains/losses in the third quarter and first nine months of 2021 and 2020 are summarized as follows (in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$4,759	$30,837	$36,163	$16,458
Investment gains (losses) on securities sold during the period	75	1,330	889	(13,901)
	4,834	32,167	37,052	2,557
Fixed maturity securities:
Gross realized gains	24	12	59	53
Gross realized losses	(7)	(2)	(20)	(22)
Other	—	(552)	144	(556)
Investment gains (losses)	4,851	31,625	37,235	2,032
Derivative contract gains (losses)	70	(43)	780	(640)
	$4,921	$31,582	$38,015	$1,392

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $12.0 billion in the first nine months of 2021 and $28.6 billion in the first nine months of 2020. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. Our taxable gains/losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable gains in the third quarter and first nine months of 2021 were $941 million and $2.9 billion, respectively, and were $3.9 billion and $666 million in the third quarter and first nine months of 2020, respectively.

The derivative contract gains and losses derive from equity index put option contracts written prior to March 2008 on four major equity indexes. Information related to these contracts follows (dollars in millions).

	September 30, 2021	December 31, 2020
Balance sheet liabilities - at fair value	$286	$1,065
Notional value	8,251	10,991
Intrinsic value	83	727
Weighted average remaining life (in years)	0.6	1.2

Notional value in the preceding table represents the aggregate undiscounted amounts payable assuming the value of each index is zero at each contract’s expiration date. Intrinsic value is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date. Substantially all open contracts as of September 30, 2021 will expire by February 2023. Future payments, if any, under any given contract will be required if the index value is below the contract strike price at the contract expiration date. We received aggregate premiums on the contract inception dates of $1.5 billion with respect to unexpired contracts as of September 30, 2021 and we have no counterparty credit risk.

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	September 30, 2021	December 31, 2020
Loans and finance receivables before allowances and discounts	$21,685	$20,436
Allowances for uncollectible loans	(744)	(712)
Unamortized acquisition discounts and points	(544)	(523)
	$20,397	$19,201

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for each of the first nine months of 2021 and 2020 follow (in millions).

	2021	2020
Balance at beginning of year	$712	$167
Adoption of ASC 326	—	486
Provision for credit losses	65	177
Charge-offs, net of recoveries	(33)	(99)
Balance at September 30	$744	$731

As of September 30, 2021, approximately 99% of home loan balances were evaluated collectively for impairment. As of September 30, 2021, we considered approximately 97% of the loan balances to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of September 30, 2021 follows (in millions).

	Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Performing	$3,794	$3,264	$2,308	$1,748	$1,300	$7,126	$19,540
Non-performing	2	3	6	6	5	40	62
	$3,796	$3,267	$2,314	$1,754	$1,305	$7,166	$19,602

We are party to an agreement with Seritage Growth Properties to provide a $2.0 billion term loan facility, which expires on July 31, 2023. The outstanding loan under the facility was approximately $1.6 billion at September 30, 2021 and December 31, 2020, and is secured by mortgages on real estate properties. In the first quarter of 2020, we provided a loan to Lee Enterprises, Inc. in connection with its acquisition of our newspaper operations and the repayment of its then outstanding credit facilities. The loan balance was $483 million as of September 30, 2021 and $524 million at December 31, 2020. We are the sole lender to each of these entities and each of these loans is current as to payment status.
Note 8. Other receivables

Other receivables are comprised of the following (in millions).

	September 30, 2021	December 31, 2020
Insurance and other:
Insurance premiums receivable	$16,151	$14,025
Reinsurance recoverables	4,892	4,805
Trade receivables	13,579	11,521
Other	3,344	2,637
Allowances for uncollectible accounts	(689)	(678)
	$37,277	$32,310
Railroad, utilities and energy:
Trade receivables	$3,780	$3,235
Other	720	438
Allowances for uncollectible accounts	(176)	(131)
	$4,324	$3,542

Notes to Consolidated Financial Statements (Continued)

Note 8. Other receivables (Continued)

Provisions for credit losses in the first nine months with respect to receivables summarized above were $335 million in 2021 and $449 million in 2020. Charge-offs, net of recoveries, in the first nine months were $279 million in 2021 and $238 million in 2020.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2021	December 31, 2020
Raw materials	$5,389	$4,821
Work in process and other	3,290	2,541
Finished manufactured goods	4,446	4,412
Goods acquired for resale	7,066	7,434
	$20,191	$19,208

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	September 30, 2021	December 31, 2020
Land, buildings and improvements	$13,846	$13,799
Machinery and equipment	25,849	25,488
Furniture, fixtures and other	4,670	4,530
	44,365	43,817
Accumulated depreciation	(23,643)	(22,617)
	$20,722	$21,200

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	September 30, 2021	December 31, 2020
Railroad:
Land, track structure and other roadway	$65,167	$63,824
Locomotives, freight cars and other equipment	13,784	13,523
Construction in progress	1,030	916
	79,981	78,263
Accumulated depreciation	(14,641)	(13,175)
	65,340	65,088
Utilities and energy:
Utility generation, transmission and distribution systems	89,026	86,730
Interstate natural gas pipeline assets	17,044	16,667
Independent power plants and other assets	13,009	12,671
Construction in progress	4,343	3,308
	123,422	119,376
Accumulated depreciation	(35,361)	(33,248)
	88,061	86,128
	$153,401	$151,216

Depreciation expense for the first nine months of 2021 and 2020 is summarized below (in millions).

	First Nine Months
	2021	2020
Insurance and other	$1,725	$1,725
Railroad, utilities and energy	4,485	4,105
	$6,210	$5,830

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. A summary of equipment held for lease follows (in millions).

	September 30, 2021	December 31, 2020
Railcars	$9,482	$9,402
Aircraft	8,852	8,204
Other	5,031	4,868
	23,365	22,474
Accumulated depreciation	(8,613)	(7,873)
	$14,752	$14,601

Depreciation expense for equipment held for lease in the first nine months was $861 million in 2021 and $900 million in 2020. Fixed and variable operating lease revenues for the third quarter and first nine months of 2021 and 2020 are summarized below (in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Fixed lease revenue	$1,151	$1,047	$3,318	$3,205
Variable lease revenue	414	269	1,018	700
	$1,565	$1,316	$4,336	$3,905

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first nine months of 2021 and for the year ended December 31, 2020 follow (in millions).

	September 30, 2021	December 31, 2020
Balance at beginning of year	$73,734	$81,882
Acquisitions of businesses	182	1,758
Impairment charges	—	(10,033)
Other, including foreign currency translation	(146)	127
Balance at end of period*	$73,770	$73,734

*	Net of accumulated goodwill impairments of $11.0 billion as of September 30, 2021 and December 31, 2020.

Other intangible assets and related accumulated amortization are summarized as follows (in millions).

	September 30, 2021		December 31, 2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other:
Customer relationships	$27,331	$6,281	$27,374	$5,756
Trademarks and trade names	5,178	797	5,206	779
Patents and technology	4,763	3,442	4,766	3,313
Other	3,317	1,426	3,339	1,375
	$40,589	$11,946	$40,685	$11,223
Railroad, utilities and energy:
Customer relationships	$678	$388	$678	$361
Trademarks, trade names and other	1,005	133	1,003	98
	$1,683	$521	$1,681	$459

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible asset amortization expense in the first nine months was $942 million in 2021 and $962 million in 2020. Intangible assets with indefinite lives were $18.3 billion as of September 30, 2021 and December 31, 2020 and primarily related to certain customer relationships and trademarks and trade names.

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

Note 13. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 14), for each of the nine-month periods ending September 30, 2021 and 2020 follows (in millions).

	2021	2020
Balances at beginning of year:
Gross liabilities	$79,854	$73,019
Reinsurance recoverable on unpaid losses	(2,912)	(2,855)
Net liabilities	76,942	70,164
Incurred losses and loss adjustment expenses:
Current accident year events	38,447	31,777
Prior accident years’ events	(2,151)	69
Total	36,296	31,846
Paid losses and loss adjustment expenses:
Current accident year events	(15,277)	(11,691)
Prior accident years’ events	(15,076)	(15,259)
Total	(30,353)	(26,950)
Foreign currency translation adjustment	(119)	124
Balances at September 30:
Net liabilities	82,766	75,184
Reinsurance recoverable on unpaid losses	2,988	2,857
Gross liabilities	$85,754	$78,041

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Current accident year incurred losses in 2021 included approximately $2.7 billion from significant catastrophe events (losses in excess of $100 million per event) in the U.S. and Europe, including approximately $2.2 billion in the third quarter, primarily from Hurricane Ida and floods in Europe.

We recorded a net reduction of estimated ultimate liabilities for prior accident years of $2.2 billion in the first nine months of 2021 compared to a net increase of $69 million in 2020, which produced a corresponding decrease in 2021 and an increase in 2020 in incurred losses and loss adjustment expenses. These amounts represented 2.8% in 2021 and 0.1% in 2020 of the net liabilities at the beginning of each year.

Estimated ultimate liabilities for prior years’ loss events with respect to primary insurance were reduced $1.6 billion in the first nine months of 2021 compared to $273 million in 2020. The reduction in 2021 derived primarily from private passenger automobile claims, and to a lesser extent medical professional liability and workers’ compensation claims. Estimated ultimate liabilities for prior years’ loss events related to reinsurance assumed in the first nine months decreased $564 million in 2021 and increased $342 million in 2020, which included increased provisions for legacy casualty exposures.

Notes to Consolidated Financial Statements (Continued)

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, when applicable, once a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charges reinsurance assumed for each of the nine-month periods ending September 30, 2021 and 2020 follow (in millions).

	2021		2020
	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed	Unpaid losses and loss adjustment expenses	Deferred charges reinsurance assumed
Balances at beginning of year	$40,966	$(12,441)	$42,441	$(13,747)
Incurred losses and loss adjustment expenses:
Current year contracts	82	—	—	—
Prior years’ contracts	(9)	709	131	735
Total	73	709	131	735
Paid losses and loss adjustment expenses	(1,318)	—	(786)	—
Balances at September 30	$39,721	$(11,732)	$41,786	$(13,012)
Incurred losses and loss adjustment expenses, net of deferred charges	$782		$866

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts, which reflect when our exposure to losses begins. Incurred losses and loss adjustment expenses for prior years’ contracts were $700 million in 2021 and $866 million in 2020, which consisted of recurring amortization of deferred charges and the effects of changes in the expected timing and amount of future loss payments. Berkshire’s subsidiary, National Indemnity Company (“NICO”), is party to a contract with certain subsidiaries of American International Group, Inc. (collectively, “AIG”), in which NICO’s ultimate liability is contractually limited to $20 billion. Claim payments to AIG commenced in 2021. Our estimated unpaid claim liabilities with regard to the AIG contract were approximately $16.8 billion at September 30, 2021, reflecting paid claims of $837 million during the first nine months of 2021, and $17.7 billion at December 31, 2020. Deferred charges related to the AIG contract were approximately $5.0 billion at September 30, 2021 and $5.4 billion at December 31, 2020.

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2021.

	Weighted Average Interest Rate	September 30, 2021	December 31, 2020
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2022-2047	3.3%	$6,817	$8,308
Euro denominated due 2023-2041	1.0%	7,934	8,326
Japanese Yen denominated due 2023-2060	0.6%	7,028	6,031
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2022-2051	3.6%	10,757	10,766
Great Britain Pound denominated due 2039-2059	2.5%	2,315	2,347
Other subsidiary borrowings due 2021-2045	4.1%	4,497	4,682
Subsidiary short-term borrowings	2.8%	297	1,062
		$39,645	$41,522

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

In the first nine months of 2021, Berkshire repaid €550 million and $1.5 billion of maturing senior notes. In January 2021, Berkshire issued €600 million of 0.5% senior notes due in 2041. In April 2021, Berkshire issued ¥160 billion (approximately $1.5 billion) of senior notes with maturity dates ranging from 2026 to 2041 and a weighted average interest rate of 0.5%.

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

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.9 billion, £1.75 billion and ¥785.5 billion par at September 30, 2021) reflect the applicable exchange rates as of the balance sheet dates. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax gains of $264 million in the third quarter and $939 million in the first nine months of 2021. In 2020, exchange rate changes produced pre-tax losses of $549 million in the third quarter and $447 million in the first nine months.

In addition to BHFC borrowings, Berkshire guaranteed approximately $3.9 billion of other subsidiary borrowings at September 30, 2021. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	September 30, 2021	December 31, 2020
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2051	4.3%	$13,001	$13,447
Subsidiary and other debt due 2021-2064	4.1%	37,096	36,420
Short-term borrowings	1.6%	1,968	2,286
Burlington Northern Santa Fe ("BNSF") and subsidiaries due 2021-2097	4.5%	23,255	23,220
		$75,320	$75,373

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first nine months of 2021, BHE and its subsidiaries repaid $1.7 billion of term debt and issued $2.1 billion of term debt with a weighted average interest rate of 3.0% and maturities ranging from 2051 to 2052.

BNSF’s borrowings are primarily senior unsecured debentures. During the first nine months of 2021, BNSF repaid $888 million of debt and issued $925 million of 3.3% term debt due in 2051. As of September 30, 2021, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

As of September 30, 2021, our subsidiaries had unused lines of credit and commercial paper capacity aggregating approximately $10.5 billion to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included approximately $8.8 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2021 and December 31, 2020, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,388	$3,388	$3,345	$43	$—
Foreign governments	12,418	12,418	11,074	1,344	—
Corporate bonds	1,941	1,941	—	1,941	—
Other	378	378	—	378	—
Investments in equity securities	310,739	310,739	298,633	8	12,098
Investment in Kraft Heinz common stock	13,290	11,983	11,983	—	—
Loans and finance receivables	20,397	21,743	—	2,391	19,352
Derivative contract assets (1)	540	540	15	407	118
Derivative contract liabilities:
Railroad, utilities and energy (1)	130	130	3	69	58
Equity index put options	286	286	—	—	286
Notes payable and other borrowings:
Insurance and other	39,645	42,851	—	42,810	41
Railroad, utilities and energy	75,320	87,965	—	87,965	—
December 31, 2020
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,403	$3,403	$3,358	$45	$—
Foreign governments	11,338	11,338	9,259	2,079	—
Corporate bonds	5,191	5,191	—	5,191	—
Other	478	478	—	478	—
Investments in equity securities	281,170	281,170	271,848	38	9,284
Investment in Kraft Heinz common stock	13,336	11,280	11,280	—	—
Loans and finance receivables	19,201	20,554	—	2,692	17,862
Derivative contract assets (1)	270	270	1	72	197
Derivative contract liabilities:
Railroad, utilities and energy (1)	121	121	6	96	19
Equity index put options	1,065	1,065	—	—	1,065
Notes payable and other borrowings:
Insurance and other	41,522	46,676	—	46,665	11
Railroad, utilities and energy	75,373	92,593	—	92,593	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020 follow (in millions).

	Balance at beginning of year	Gains (losses) included in earnings	Acquisitions, dispositions and settlements	Balance at September 30
Investments in equity securities:
2021	$8,978	$1,713	$1,100	$11,791
2020	10,405	(2,235)	(1)	8,169

Equity index put option contract liabilities:
2021	(1,065)	780	(1)	(286)
2020	(968)	(640)	61	(1,547)

Quantitative information as of September 30, 2021 with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$11,179	Discounted cash flow	Expected duration	7 years
			Discount for transferability restrictions and subordination	355 basis points
Common stock warrants	612	Warrant pricing model	Expected duration	8 years
			Volatility	37%
Equity index put option contract liabilities	286	Option pricing model	Volatility	18%

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

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2021 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2020	678,523	(34,592)	643,931	1,469,359,852	(119,316,381)	1,350,043,471
Conversions of Class A to Class B common stock	(11,849)	—	(11,849)	17,773,500	—	17,773,500
Treasury stock acquired	—	(11,285)	(11,285)	—	(59,366,771)	(59,366,771)
Balances at September 30, 2021	666,674	(45,877)	620,797	1,487,133,352	(178,683,152)	1,308,450,200

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,493,097 shares outstanding as of September 30, 2021 and 1,543,960 shares outstanding as of December 31, 2020.

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

Note 18. Income taxes

Our consolidated effective income tax rates were 14.7% for the third quarter and 18.8% for the first nine months of 2021 compared to 19.8% for the third quarter and 30.8% for the first nine months of 2020. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, the magnitude of gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the nine months ending September 30, 2021 and 2020 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First nine months of 2021
Balance at beginning of year	$536	$(3,082)	$(1,645)	$(52)	$(4,243)
Other comprehensive income, net	(126)	(619)	112	42	(591)
Balance at end of period	$410	$(3,701)	$(1,533)	$(10)	$(4,834)

First nine months of 2020
Balance at beginning of year	$481	$(4,346)	$(1,369)	$(9)	$(5,243)
Other comprehensive income, net	29	(28)	67	(15)	53
Balance at end of period	$510	$(4,374)	$(1,302)	$(24)	$(5,190)

Note 20. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Nine Months
	2021	2020
Cash paid during the period for:
Income taxes	$4,002	$2,715
Interest:
Insurance and other	1,040	892
Railroad, utilities and energy	2,335	2,174

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

On November 1, 2020, Berkshire Hathaway Energy (“BHE”) acquired a large portion of the natural gas transmission and storage business of Dominion Energy, Inc. (“Dominion”) for approximately $2.5 billion. The acquisition included a partial ownership of a liquefied natural gas export, import and storage facility (“Cove Point”), consisting of 100% of the general partnership interest and 25% of the limited partnership interests. We treat Cove Point as a consolidated subsidiary because we have the power to direct the activities that most significantly affect its economic performance and the obligation to absorb losses and the right to receive benefits which could be significant to Cove Point. The fair value of the assets acquired was $13.4 billion, including residual goodwill of $1.7 billion, and the fair value of the liabilities assumed was $7.0 billion, including the assumption of approximately $5.6 billion of debt. We also recorded noncontrolling interests of $3.9 billion attributable to limited partnership interests in Cove Point that are held by third parties. In addition, BHE previously agreed to acquire certain other of Dominion’s pipeline business for approximately $1.3 billion. Effective July 9, 2021, BHE and Dominion agreed to terminate this planned transaction due to ongoing uncertainty in obtaining the necessary regulatory approvals.

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

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the third quarter and first nine months of 2021 and 2020 (in millions). Other revenues included in consolidated revenues were primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues, which are not considered to be revenues from contracts with customers under GAAP.

	Manufacturing	McLane Company	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and Other	Total
Three months ending September 30, 2021
Manufactured products:
Industrial and commercial products	$5,600	$—	$43	$—	$—	$—	$5,643
Building products	5,005	—	—	—	—	—	5,005
Consumer products	4,758	—	—	—	—	—	4,758
Grocery and convenience store distribution	—	7,933	—	—	—	—	7,933
Food and beverage distribution	—	4,478	—	—	—	—	4,478
Auto sales	—	—	2,423	—	—	—	2,423
Other retail and wholesale distribution	742	—	3,913	—	—	—	4,655
Service	400	175	1,073	5,747	1,586	—	8,981
Electricity and natural gas	—	—	—	—	5,138	—	5,138
Total	16,505	12,586	7,452	5,747	6,724	—	49,014
Other revenues	951	26	1,202	14	289	19,087	21,569
	$17,456	$12,612	$8,654	$5,761	$7,013	$19,087	$70,583

Nine months ending September 30, 2021
Manufactured products:
Industrial and commercial products	$16,549	$—	$142	$—	$—	$—	$16,691
Building products	14,518	—	—	—	—	—	14,518
Consumer products	13,525	—	—	—	—	—	13,525
Grocery and convenience store distribution	—	23,104	—	—	—	—	23,104
Food and beverage distribution	—	12,838	—	—	—	—	12,838
Auto sales	—	—	7,485	—	—	—	7,485
Other retail and wholesale distribution	2,199	—	11,577	—	—	—	13,776
Service	1,099	509	3,060	16,875	4,219	—	25,762
Electricity and natural gas	—	—	—	—	14,048	—	14,048
Total	47,890	36,451	22,264	16,875	18,267	—	141,747
Other revenues	2,821	78	3,287	42	755	55,566	62,549
	$50,711	$36,529	$25,551	$16,917	$19,022	$55,566	$204,296

Notes to Consolidated Financial Statements (Continued)

Note 22. Revenues from contracts with customers (Continued)

	Manufacturing	McLane Company	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and Other	Total
Three months ending September 30, 2020
Manufactured products:
Industrial and commercial products	$4,889	$—	$54	$—	$—	$—	$4,943
Building products	4,322	—	—	—	—	—	4,322
Consumer products	4,036	—	—	—	—	—	4,036
Grocery and convenience store distribution	—	7,905	—	—	—	—	7,905
Food and beverage distribution	—	3,968	—	—	—	—	3,968
Auto sales	—	—	2,195	—	—	—	2,195
Other retail and wholesale distribution	599	—	3,182	—	—	—	3,781
Service	370	144	865	5,135	1,474	—	7,988
Electricity and natural gas	—	—	—	—	4,356	—	4,356
Total	14,216	12,017	6,296	5,135	5,830	—	43,494
Other revenues	929	23	966	14	396	17,202	19,530
	$15,145	$12,040	$7,262	$5,149	$6,226	$17,202	$63,024

Nine months ending September 30, 2020
Manufactured products:
Industrial and commercial products	$15,639	$—	$143	$—	$—	$—	$15,782
Building products	11,682	—	—	—	—	—	11,682
Consumer products	10,373	—	—	—	—	—	10,373
Grocery and convenience store distribution	—	23,051	—	—	—	—	23,051
Food and beverage distribution	—	11,561	—	—	—	—	11,561
Auto sales	—	—	5,999	—	—	—	5,999
Other retail and wholesale distribution	1,691	—	8,735	—	—	—	10,426
Service	1,105	398	2,460	15,059	3,238	—	22,260
Electricity and natural gas	—	—	—	—	11,190	—	11,190
Total	40,490	35,010	17,337	15,059	14,428	—	122,324
Other revenues	2,686	69	2,884	42	964	52,160	58,805
	$43,176	$35,079	$20,221	$15,101	$15,392	$52,160	$181,129

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of September 30, 2021 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$2,761	$21,377	$24,138
Other sales and service contracts	1,402	2,203	3,605

Notes to Consolidated Financial Statements (Continued)

Note 23. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the third quarter and first nine months of 2021 and 2020 were as follows (in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$9,604	$8,540	$28,073	$26,689
Berkshire Hathaway Primary Group	2,964	2,490	8,373	7,103
Berkshire Hathaway Reinsurance Group	5,159	4,883	14,868	13,464
Investment income	1,339	1,223	4,212	4,486
Total insurance	19,066	17,136	55,526	51,742
BNSF	5,790	5,176	17,000	15,195
Berkshire Hathaway Energy	7,013	6,226	19,022	15,392
Manufacturing	17,496	15,170	50,821	43,238
McLane Company	12,612	12,040	36,529	35,079
Service and retailing	8,679	7,279	25,614	20,272
	70,656	63,027	204,512	180,918
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	(73)	(3)	(216)	211
	$70,583	$63,024	$204,296	$181,129

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$(289)	$276	$1,360	$3,320
Berkshire Hathaway Primary Group	(23)	(126)	349	(63)
Berkshire Hathaway Reinsurance Group	(708)	(441)	(1,298)	(2,033)
Investment income	1,337	1,220	4,205	4,480
Total insurance	317	929	4,616	5,704
BNSF	2,029	1,777	5,667	4,855
Berkshire Hathaway Energy	1,375	1,122	2,797	2,074
Manufacturing	2,445	2,255	7,595	5,765
McLane Company	(8)	96	179	205
Service and retailing	1,110	779	3,234	1,745
	7,268	6,958	24,088	20,348
Reconciliation of segments to consolidated amount
Investment and derivative gains	4,921	31,582	38,015	1,392
Interest expense, not allocated to segments	(128)	(116)	(386)	(363)
Equity method investments	377	290	775	333
Goodwill and intangible impairments	—	(25)	—	(10,659)
Corporate, eliminations and other	46	(759)	241	(761)
	$12,484	$37,930	$62,733	$10,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Insurance – underwriting	$(784)	$(213)	$356	$956
Insurance – investment income	1,161	1,015	3,588	3,769
Railroad	1,538	1,347	4,305	3,668
Utilities and energy	1,496	1,395	2,939	2,589
Manufacturing, service and retailing	2,706	2,346	8,329	5,833
Investment and derivative contract gains/losses	3,878	24,737	29,979	765
Other*	349	(490)	653	(10,894)
Net earnings attributable to Berkshire Hathaway shareholders	$10,344	$30,137	$50,149	$6,686
*	Includes goodwill and indefinite-lived asset impairment charges of $11.0 billion in the first nine months of 2020, substantially all of which was recorded in the second quarter.

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

The COVID-19 pandemic negatively affected most of our operating businesses beginning in March of 2020, with the effects to date ranging from relatively minor to severe. Earnings of most of our manufacturing, service and retailing businesses declined considerably, and in certain instances severely, in the second quarter of 2020. Over the second half of 2020 and continuing in 2021, many of these businesses experienced significant recoveries in revenues and earnings, in some instances exceeding pre-pandemic levels. However, many of our businesses were negatively affected by ongoing global supply chain disruptions, including those attributable to major winter storms and a hurricane in North America, which contributed to higher input costs. We cannot reliably predict future economic effects of the pandemic or when business activities at our operations will completely normalize. Nor can we predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Insurance underwriting produced after-tax losses of $784 million in the third quarter and earnings of $356 million in the first nine months of 2021. After-tax incurred losses from significant catastrophe events were approximately $1.7 billion in the third quarter and $2.2 billion in the first nine months of 2021, which were partly offset by reductions in incurred losses for prior accident years’ loss events. Underwriting results in 2021 also reflected earned premium reductions from the GEICO Giveback program, higher private passenger auto claims frequencies and higher losses in the life reinsurance business. After-tax earnings from insurance investment income increased 14.4% in the third quarter and decreased 4.8% in the first nine months of 2021 as compared to 2020, reflecting lower interest income and higher dividend income in both periods.

After-tax earnings of our railroad business increased 14.2% in the third quarter and 17.4% in the first nine months of 2021 compared to 2020. The increases reflected overall higher freight volumes and lower costs due to improved productivity, partly offset by higher average fuel costs. After-tax earnings of our utilities and energy business increased 7.2% in the third quarter and 13.5% in the first nine months of 2021 compared to 2020. The year-to-date increase reflected increased earnings from the utilities and natural gas pipelines businesses, including the effects of a business acquisition, and from the real estate brokerage business. Earnings from our manufacturing, service and retailing businesses increased 15.3% in the third quarter and 42.8% in the first nine months of 2021 versus 2020. Many of our businesses generated significantly higher earnings over the first half of 2021 compared to 2020, which included significant adverse effects from the pandemic. While customer demand for products remained relatively high, earnings in the third quarter of 2021 were sequentially lower than the second quarter. Several of our businesses experienced higher materials, freight and other input costs attributable to ongoing disruptions in global supply chains.

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

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider incurred losses in excess of $100 million from a current year catastrophic event to be significant. The significant catastrophe events in 2021 included Hurricane Ida and floods in Europe in the third quarter, as well as Winter Storm Uri in the first quarter.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $125.5 billion as of September 30, 2021. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S.-based insurance subsidiaries due to foreign currency exchange rate fluctuations.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Pre-tax underwriting earnings (loss):
GEICO	$(289)	$276	$1,360	$3,320
Berkshire Hathaway Primary Group	(23)	(126)	349	(63)
Berkshire Hathaway Reinsurance Group	(708)	(441)	(1,298)	(2,033)
Pre-tax underwriting earnings	(1,020)	(291)	411	1,224
Income taxes and noncontrolling interests	(236)	(78)	55	268
Net underwriting earnings (loss)	$(784)	$(213)	$356	$956
Effective income tax rate	23.0%	26.6%	13.6%	21.9%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$10,097		$8,446		$29,333		$26,217
Premiums earned	$9,604	100.0	$8,540	100.0	$28,073	100.0	$26,689	100.0
Losses and loss adjustment expenses	8,486	88.4	6,858	80.3	22,566	80.4	19,238	72.1
Underwriting expenses	1,407	14.6	1,406	16.5	4,147	14.8	4,131	15.5
Total losses and expenses	9,893	103.0	8,264	96.8	26,713	95.2	23,369	87.6
Pre-tax underwriting earnings (loss)	$(289)		$276		$1,360		$3,320

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

GEICO’s pre-tax underwriting earnings in 2021 and 2020 were significantly affected by changes in average claims frequencies. Beginning in the first quarter of 2020 and continuing through the first quarter of 2021, average claims frequencies were significantly below historical levels from the effects of less driving by policyholders during the COVID-19 pandemic. These effects were partially offset by lower premiums earned from the GEICO Giveback program and higher average claims severities. Starting in the second quarter of 2021, average claims frequencies began to increase as driving by policyholders increased. In addition, average property claims severities increased due to the increase in the valuation of used vehicles.

Premiums written increased $1.7 billion (19.5%) in the third quarter and $3.1 billion (11.9%) in the first nine months of 2021 compared to 2020. The comparative increases reflected the effects of the GEICO Giveback Program, which reduced premiums written $1.5 billion in the third quarter and $2.8 billion in the first nine months of 2020. The GEICO Giveback program provided a 15% premium credit to all new and renewal voluntary auto and motorcycle policies written between April 8, 2020 and October 7, 2020, and reduced premiums written by approximately $2.9 billion over that six-month period. Voluntary auto policies-in-force increased approximately 159,000 during the first nine months of 2021.

Premiums earned increased $1.1 billion (12.5%) in the third quarter and $1.4 billion (5.2%) in the first nine months of 2021 compared to 2020. The GEICO Giveback premium credit reduced premiums earned approximately $475 million in 2021 (mostly in the first quarter) and $1.3 billion in the first nine months of 2020, including $1.0 billion in the third quarter.

Losses and loss adjustment expenses increased $1.6 billion (23.7%) in the third quarter and $3.3 billion (17.3%) in the first nine months of 2021 compared to 2020. GEICO’s ratio of losses and loss adjustment expenses to premiums earned increased 8.1 percentage points in the third quarter and 8.3 percentage points in the first nine months of 2021 compared to the same periods in 2020. The increases reflected overall increases in average claims frequencies and severities and approximately $400 million in pre-tax losses attributable to Hurricane Ida, partially offset by increased reductions of claim loss estimates for prior years’ loss events.

Claims frequencies in the first nine months of 2021 were higher for all coverages, including property damage (twelve to thirteen percent range), bodily injury (thirteen to fourteen percent range), personal injury (sixteen to seventeen percent range) and collision (twenty-one to twenty-two percent range). Average claims severities in the first nine months of 2021 were higher for property damage coverage (four to five percent range), collision coverage (thirteen to fourteen percent range) and bodily injury coverage (ten to twelve percent range). Ultimate claim loss estimates for prior years’ loss events were reduced approximately $1.2 billion in the first nine months of 2021, which produced corresponding reductions in losses and loss adjustment expenses. The effects of changes in estimates for prior years’ loss events were relatively insignificant in the first nine months of 2020.

Underwriting expenses were relatively flat in the first nine months of 2021 compared to 2020, reflecting higher technology costs, offset by lower advertising and employee-related expenses. GEICO’s expense ratio (underwriting expense to premiums earned) decreased 0.7 percentage points in the first nine months of 2021 compared to 2020, reflecting the increase in premiums earned.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) provides a variety of commercial insurance solutions, including healthcare malpractice, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary insurers include Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), National Indemnity Company (“NICO Primary”), U.S. Liability Insurance Company (“USLI”), Central States Indemnity Company and MLMIC Insurance Company. A summary of BH Primary underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$3,506		$3,003		$9,357		$7,607
Premiums earned	$2,964	100.0	$2,490	100.0	$8,373	100.0	$7,103	100.0
Losses and loss adjustment expenses	2,240	75.6	1,976	79.4	6,044	72.2	5,369	75.6
Underwriting expenses	747	25.2	640	25.7	1,980	23.6	1,797	25.3
Total losses and expenses	2,987	100.8	2,616	105.1	8,024	95.8	7,166	100.9
Pre-tax underwriting earnings (loss)	$(23)		$(126)		$349		$(63)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

Premiums written increased $503 million (16.7%) in the third quarter and $1.8 billion (23.0%) in the first nine months of 2021 compared to 2020, primarily attributable to a 42% year-to-date increase from BH Specialty in professional liability, casualty and property lines of business. In addition, several of our other underwriting units experienced year-to-date premiums written increases, including MedPro Group (19%), NICO Primary (32%), GUARD (8%) and USLI (20%) in various coverages and markets, partly offset by lower volumes for workers’ compensation business.

BH Primary’s loss ratio declined 3.8 percentage points in the third quarter and 3.4 percentage points in the first nine months of 2021 versus 2020. The year-to-date decline reflected increased reductions in estimated ultimate liabilities for prior years’ loss events of $420 million in 2021 compared to $190 million in 2020. Losses and loss adjustment expenses in 2021 from significant catastrophe events were approximately $260 million in the third quarter and $420 million in the first nine months, arising primarily from Hurricane Ida in the third quarter and Winter Storm Uri in the first quarter. Incurred losses in the first nine months of 2020 included approximately $400 million attributable to the pandemic and Hurricanes Laura and Sally in the third quarter. BH Primary insurers also write significant levels of commercial and professional liability and workers’ compensation business and the related claim costs may be subject to high severity and long claim-tails. Accordingly, we could experience significant increases in claims liabilities in the future, attributable to higher-than-expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated.

Underwriting expenses in the third quarter and first nine months of 2021 increased $107 million (16.7%) and $183 million (10.2%), respectively, compared to 2020. The expense ratio decreased 1.7 percentage points in the first nine months of 2021, reflecting changes in business mix.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group (“BHRG”) offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), General Reinsurance Corporation and General Reinsurance AG. We also offer life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”). We periodically assume property and casualty risks under retroactive reinsurance contracts written through NICO. In addition, we write periodic payment annuity contracts through BHLN.

Generally, we strive to generate underwriting profits. However, time-value-of-money concepts are important elements in establishing prices for retroactive reinsurance and periodic payment annuity businesses due to the expected long durations of the liabilities. We expect to incur pre-tax underwriting losses from such businesses, primarily through deferred charge amortization and discount accretion charges. We receive premiums at the inception of these contracts, which are then available for investment. A summary of Berkshire Hathaway Reinsurance Group’s underwriting results follows (in millions).

	Third Quarter				First Nine Months
	Premiums earned		Pre-tax underwriting earnings (loss)		Premiums earned		Pre-tax underwriting earnings (loss)
	2021	2020	2021	2020	2021	2020	2021	2020
Property/casualty	$3,637	$3,428	$(247)	$99	$10,385	$8,859	$121	$(706)
Life/health	1,328	1,378	(181)	17	3,932	4,147	(522)	63
Retroactive reinsurance	—	5	(158)	(394)	82	39	(620)	(896)
Periodic payment annuity	191	68	(94)	(209)	458	409	(374)	(411)
Variable annuity	3	4	(28)	46	11	10	97	(83)
	$5,159	$4,883	$(708)	$(441)	$14,868	$13,464	$(1,298)	$(2,033)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,115		$3,960		$11,924		$11,011
Premiums earned	$3,637	100.0	$3,428	100.0	$10,385	100.0	$8,859	100.0
Losses and loss adjustment expenses	2,986	82.1	2,544	74.2	7,689	74.0	7,241	81.7
Underwriting expenses	898	24.7	785	22.9	2,575	24.8	2,324	26.3
Total losses and expenses	3,884	106.8	3,329	97.1	10,264	98.8	9,565	108.0
Pre-tax underwriting earnings (loss)	$(247)		$99		$121		$(706)

Premiums written increased $155 million (3.9%) in the third quarter and $913 million (8.3%) in the first nine months of 2021 compared to the same periods in 2020. The increases reflected net new business, increased participations on renewals, improved prices and favorable foreign currency translation effects.

Losses and loss adjustment expenses increased $442 million (17.4%) in the third quarter and $448 million (6.2%) in the first nine months of 2021 compared to 2020. The loss ratio increased 7.9 percentage points in the third quarter and decreased 7.7 percentage points in the first nine months of 2021 compared to 2020. Losses and loss adjustment expenses in 2021 included provisions for estimated liabilities arising from significant catastrophe events of approximately $1.5 billion in the third quarter and $1.9 billion in the first nine months. These provisions were attributable to Hurricane Ida and flooding in Europe in the third quarter and Winter Storm Uri in the first quarter. Estimated losses attributable to significant catastrophes in 2020 were approximately $300 million and derived from Hurricanes Laura and Sally in the third quarter.

Losses incurred in the first nine months of 2021 also included $564 million from a net decrease in estimated ultimate liabilities for prior years’ loss events. Losses and loss adjustment expenses in 2020 included a year-to-date net increase in estimated ultimate liabilities for prior years’ loss events of $342 million and losses attributable to the COVID-19 pandemic of $113 million in the third quarter and $688 million in the first nine months.

Underwriting expenses are primarily commissions and brokerage costs. The expense ratio in 2021 increased 1.8 percentage points in the third quarter and decreased 1.5 percentage points in the first nine months compared to the same periods in 2020, attributable to changes in business mix.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,332		$1,383		$3,929		$4,153
Premiums earned	$1,328	100.0	$1,378	100.0	$3,932	100.0	$4,147	100.0
Life and health insurance benefits	1,247	93.9	1,142	82.9	3,733	94.9	3,328	80.3
Underwriting expenses	262	19.7	219	15.9	721	18.4	756	18.2
Total benefits and expenses	1,509	113.6	1,361	98.8	4,454	113.3	4,084	98.5
Pre-tax underwriting earnings (loss)	$(181)		$17		$(522)		$63

Life/health premiums written decreased 3.7% in the third quarter and 5.4% in the first nine months of 2021 compared to 2020. Premiums written in 2020 included $131 million in the third quarter and $497 million in the first nine months from a policy that covered U.S. health insurance risks that did not renew in 2021. Otherwise, premiums written in the first nine months of 2021 increased 7.7% versus 2020, primarily due to favorable foreign currency translation effects. Underwriting results in the third quarter and first nine months of 2021 were negatively affected by significant increases in mortality in the U.S., South Africa, India and Latin America due to the pandemic. Underwriting results in 2020 reflected COVID-19-related claim estimates of $68 million in the third quarter and $172 million in the first nine months, as well as from increased liabilities from changes in underlying assumptions in estimating disability benefit liabilities in Australia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance

Pre-tax underwriting losses in each period derived from the amortization of deferred charges and changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Before foreign currency exchange effects, pre-tax underwriting losses were $227 million in the third quarter and $690 million in the first nine months of 2021 compared to $282 million in the third quarter and $874 million in the first nine months of 2020. Foreign currency exchange gains were $69 million in the third quarter and $70 million in the first nine months of 2021 compared to losses of $112 million in the third quarter and $22 million in the first nine months of 2020.

Gross unpaid losses assumed under retroactive reinsurance contracts were $39.7 billion at September 30, 2021, declining $1.2 billion since December 31, 2020, primarily due to loss payments. Unamortized deferred charges related to such reinsurance contracts were $11.7 billion at September 30, 2021, a decline of $709 million since December 31, 2020, primarily attributable to amortization. Deferred charge amortization will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity premiums earned increased $123 million (180.9%) in the third quarter and $49 million (12.0%) in the first nine months of 2021 compared to 2020. Periodic payment annuity business is both price and demand sensitive. Our premium volumes in 2021 and 2020 were constrained, attributable in part to pandemic related delays in underlying claim settlements, which reduced the supply of available business. The volumes written may also change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, as well as the level of competition.

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities. Underwriting results also include the effects of mortality, interest rate changes that may affect expected settlements under certain contracts and gains or losses from changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results included foreign currency exchange gains of $45 million in the third quarter and $25 million in the first nine months of 2021 compared to losses of $73 million in the third quarter and gains of $38 million in the first nine months of 2020.

Excluding foreign currency exchange gains/losses, pre-tax underwriting losses were $139 million in the third quarter and $399 million in the first nine months of 2021 compared to $136 million in the third quarter and $449 million in the first nine months of 2020, which primarily derived from the recurring discount accretion of annuity liabilities. Pre-tax losses in the first nine months of 2021 were partially offset by the effects of higher mortality and the effects of higher interest rates applicable to settlements under certain contracts. Discounted annuity liabilities were $14.8 billion at September 30, 2021, having a weighted average discount rate of approximately 3.9%.

Variable annuity

Variable annuity guarantee contracts produced pre-tax losses of $28 million in the third quarter and earnings of $97 million in the first nine months of 2021 compared to earnings of $46 million in the third quarter and losses of $83 million in the first nine months of 2020. The results from these contracts reflect changes in our estimated liabilities for underlying guaranteed benefits, which are affected by changes in securities markets and interest rates and from the periodic amortization of expected profit margins. Underwriting results from these contracts are volatile, reflecting the volatility of securities markets, interest rates and foreign currency exchange rates. The change in underwriting earnings in the first nine months of 2021 compared to 2020 was attributable to the net effects of interest rate changes and, to a lesser extent, changes in securities markets, partly offset by lower underlying lapse rate assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2021	2020	2021	2020	Third Quarter	First Nine Months
Interest and other investment income	$141	$196	$458	$870	(28.1)%	(47.4)%
Dividend income	1,196	1,024	3,747	3,610	16.8	3.8
Pre-tax net investment income	1,337	1,220	4,205	4,480	9.6	(6.1)
Income taxes and noncontrolling interests	176	205	617	711
Net investment income	$1,161	$1,015	$3,588	$3,769
Effective income tax rate	13.1%	16.9%	14.7%	15.9%

Interest and other investment income declined $55 million (28.1%) in the third quarter and $412 million (47.4%) in the first nine months of 2021 compared to same periods in 2020, primarily due to lower income from short-term investments and fixed maturity securities. We continue to hold substantial balances of cash, cash equivalents and U.S. Treasury Bills. We expect that prevailing low interest rates will continue to negatively affect our earnings from such investments and from fixed maturity securities for at least the remainder of 2021. Nevertheless, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments. Dividend income in 2021 included $26 million in the third quarter and $101 million in the first nine months from investments in preferred stock of Berkshire Hathaway Energy. Such amounts are deducted from earnings of the utilities and energy segment. Dividend income may vary from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

Invested assets of our insurance businesses derive from shareholder capital and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $145 billion at September 30, 2021 and $138 billion at December 31, 2020. Our combined insurance operations generated pre-tax underwriting earnings in the first nine months of 2021 and 2020, and consequently, the average cost of float for each period was negative.

A summary of cash and investments held in our insurance businesses as of September 30, 2021 and December 31, 2020 follows (in millions).

	September 30, 2021	December 31, 2020
Cash, cash equivalents and short-term investments in U.S. Treasury Bills	$89,098	$67,082
Equity securities	296,038	269,498
Fixed maturity securities	18,069	20,317
Other	5,119	6,220
	$408,324	$363,117

Fixed maturity securities as of September 30, 2021 were as follows (in millions).

	Amortized Cost	Unrealized Gains	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,349	$30	$3,379
Foreign governments	12,406	11	12,417
Corporate bonds	1,488	430	1,918
Other	304	51	355
	$17,547	$522	$18,069

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 90% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Railroad operating revenues	$5,591	$5,001	$16,421	$14,698
Railroad operating expenses:
Compensation and benefits	1,168	1,105	3,477	3,306
Fuel	705	394	1,948	1,335
Purchased services	510	479	1,525	1,429
Depreciation and amortization	608	616	1,832	1,836
Equipment rents, materials and other	338	393	1,262	1,219
Total	3,329	2,987	10,044	9,125
Railroad operating earnings	2,262	2,014	6,377	5,573
Other revenues (expenses):
Other revenues	199	175	579	497
Other expenses, net	(176)	(155)	(514)	(436)
Interest expense	(256)	(257)	(775)	(779)
Pre-tax earnings	2,029	1,777	5,667	4,855
Income taxes	491	430	1,362	1,187
Net earnings	$1,538	$1,347	$4,305	$3,668
Effective income tax rate	24.2%	24.2%	24.0%	24.5%

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units
	Third Quarter		First Nine Months		Percentage Change
	2021	2020	2021	2020	Third Quarter	First Nine Months
Consumer products	1,425	1,390	4,307	3,766	2.5%	14.4%
Industrial products	443	388	1,280	1,218	14.2	5.1
Agricultural products	265	293	896	855	(9.6)	4.8
Coal	404	360	1,127	1,036	12.2	8.8
	2,537	2,431	7,610	6,875	4.4	10.7

Railroad operating revenues increased 11.8% in the third quarter and 11.7% in the first nine months of 2021 compared to 2020. Railroad operating revenues in 2021 reflected higher volumes of 4.4% in the third quarter and 10.7% in the first nine months, as well as a 5.3% quarter-to-date and a 0.3% year-to-date increase in average revenue per car/unit. Higher rates per car/unit and increased fuel surcharges, principally from higher fuel prices, were offset by business mix changes. Pre-tax earnings were $2.0 billion and $5.7 billion in the third quarter and first nine months of 2021, respectively, increases of 14.2% and 16.7%, respectively, compared to the corresponding 2020 periods. The COVID-19 pandemic caused a significant economic slowdown that adversely affected our volumes in 2020. Revenue changes were driven by continued improvements from the 2020 effects of the COVID-19 pandemic, partially offset by the ongoing disruptions in the global supply chain.

Operating revenues from consumer products were $2.1 billion in the third quarter and $6.1 billion in the first nine months of 2021, increases of 11.2% and 16.3%, respectively, from 2020. Volumes increased 2.5% in the third quarter and 14.4% in the first nine months of 2021, with a higher average revenue per car/unit in both periods. The volume increases for the first nine months of 2021 resulted from growth in intermodal in both international and domestic shipments driven by increased retail sales, inventory replenishments by retailers and increased e-commerce activity, as well as from growth in automotive shipments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (Continued)

Operating revenues from industrial products were $1.4 billion in the third quarter and $3.9 billion in the first nine months of 2021, increases of 15.2% and 3.5%, respectively, from 2020. Volumes increased 14.2% in the third quarter and 5.1% in the first nine months, with a higher average revenue per car/unit in the third quarter and a lower average revenue per car/unit in the first nine months of 2021. The volume increases were primarily due to improvement in the U.S. industrial economy, driving higher volumes in the construction and building sectors, partially offset by lower petroleum volumes due to unfavorable market conditions in the energy sector.

Operating revenues from agricultural products decreased 10.4% in the third quarter to $1.1 billion and increased 7.1% to $3.6 billion in the first nine months of 2021, compared to the same periods in 2020. The revenue changes reflected volume decreases of 9.6% in the third quarter due to lower grain exports and lower average revenue per car/unit. Volumes increased 4.8% in the first nine months due to higher domestic and export grain shipments, higher volumes of ethanol and related commodities and higher revenue per car/unit.

Operating revenues from coal were $867 million in the third quarter and $2.3 billion in the first nine months of 2021, increases of 33.2% and 18.5%, respectively, from 2020, attributable to higher volumes of 12.2% in the third quarter and 8.8% in the first nine months, as well as from higher average revenue per car/unit. Volume increases in 2021 were attributable to increased electricity generation, higher natural gas prices and improved export demand.

Railroad operating expenses were $3.3 billion in the third quarter and $10.0 billion in the first nine months of 2021, increases of $342 million (11.4%) and $919 million (10.1%), respectively, compared to the same periods in 2020. The ratio of railroad operating expenses to railroad operating revenues decreased 0.2 percentage points to 59.5% in the third quarter and 0.9 percentage points to 61.2% in the first nine months of 2021 versus the 2020 periods. The increases in railroad operating expenses reflected higher volumes and higher average fuel prices, partially offset by productivity improvements.

Compensation and benefits expenses increased $63 million (5.7%) in the third quarter and $171 million (5.2%) in the first nine months of 2021 compared to 2020. The increases were primarily due to increased volumes, partially offset by productivity improvements. Fuel expenses increased $311 million (78.9%) in the third quarter and $613 million (45.9%) in the first nine months of 2021 compared to 2020, primarily due to higher average fuel prices. Purchased service expenses increased $31 million (6.5%) in the third quarter and $96 million (6.7%) in the first nine months of 2021 compared to 2020, primarily due to higher volumes and the effects of insurance recoveries in 2020 related to 2019 flooding, partially offset by improved productivity. Equipment rents, materials and other expenses decreased $55 million (14.0%) in the third quarter, primarily due to a gain on land sale, and increased $43 million (3.5%) in the first nine months of 2021 compared to 2020 due to higher volume-related costs.

Utilities and Energy

We currently own 91.1% of the outstanding common stock of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests are comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 25% interest in a liquefied natural gas export, import and storage facility (“LNG interest”), which BHE operates and consolidates for financial reporting purposes. Three of the natural gas pipeline systems and the LNG interest were acquired on November 1, 2020 from Dominion Energy, Inc. (“BHE GT&S”). Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects and investments. BHE also operates the largest residential real estate brokerage firm and one of the largest residential real estate brokerage franchise networks in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (Continued)

The rates our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Revenues:
Energy operating revenue	$5,225	$4,451	$14,375	$11,504
Real estate operating revenue	1,743	1,742	4,738	3,828
Other income (loss)	45	33	(91)	60
Total revenue	7,013	6,226	19,022	15,392
Costs and expense:
Energy cost of sales	1,385	1,169	4,064	3,095
Energy operating expense	2,132	1,952	6,302	5,301
Real estate operating costs and expense	1,608	1,503	4,312	3,492
Interest expense	513	480	1,547	1,430
Total costs and expense	5,638	5,104	16,225	13,318
Pre-tax earnings	1,375	1,122	2,797	2,074
Income tax expense (benefit)*	(398)	(412)	(842)	(778)
Net earnings after income taxes	1,773	1,534	3,639	2,852
Noncontrolling interests of BHE subsidiaries	103	4	311	11
Net earnings attributable to BHE	1,670	1,530	3,328	2,841
Noncontrolling interests and preferred stock dividends	174	135	389	252
Net earnings attributable to Berkshire Hathaway shareholders	$1,496	$1,395	$2,939	$2,589
Effective income tax rate	(28.9)%	(36.7)%	(30.1)%	(37.5)%
*	Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (in millions).

	Third Quarter		First Nine Months		Percentage Change
	2021	2020	2021	2020	Third Quarter	First Nine Months
PacifiCorp	$333	$286	$728	$629	16.4%	15.7%
MidAmerican Energy Company	373	337	728	695	10.7	4.7
NV Energy	282	249	416	367	13.3	13.4
Northern Powergrid	83	26	162	172	219.2	(5.8)
Natural gas pipelines	144	78	627	321	84.6	95.3
Other energy businesses	230	207	521	527	11.1	(1.1)
Real estate brokerage	102	177	321	246	(42.4)	30.5
Corporate interest and other	123	170	(175)	(116)	(27.6)	50.9
	$1,670	$1,530	$3,328	$2,841	9.2	17.1

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. After-tax earnings increased $47 million in the third quarter and $99 million in the first nine months of 2021 as compared to 2020. These increases reflected higher utility margin (operating revenue less cost of sales), lower operating expenses in the third quarter and increased income tax benefits from the impacts of ratemaking as well as higher production tax credits recognized on new wind-powered generating facilities placed in-service. The earnings increases were partially offset by higher year-to-date operating expenses and lower allowances for equity and borrowed funds used during construction. The comparative changes in operating expenses reflected increased depreciation expense from the impacts of a deprecation study effective January 1, 2021, and additional assets placed in-service, offset by costs recognized in the third quarter of 2020 associated with a settlement agreement and wildfires.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (Continued)

PacifiCorp’s utility margin was approximately $1.0 billion in the third quarter and $2.7 billion in the first nine months of 2021, increases of $6 million and $131 million, respectively, from the comparable periods in 2020. These increases reflected higher retail revenue from increases in customer volumes and higher wholesale and other revenue, partially offset by higher thermal generation and purchased power costs. Retail customer volumes increased 2.1% in the third quarter and 4.4% in the first nine months of 2021 as compared to 2020, primarily due to higher customer usage, a favorable impact of weather and an increase in the average number of customers.

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings increased $36 million in the third quarter and $33 million in the first nine months of 2021 compared to 2020. These increases reflected higher electric utility margin and increased income tax benefits, partly offset by higher operating expenses. The increases in operating expenses included incremental costs associated with additional wind-powered generating facilities placed in-service and higher natural gas distribution costs, partially offset by storm restoration costs recognized in the third quarter of 2020. The income tax benefit increases were mainly due to higher production tax credits recognized on new wind-powered generating facilities placed in-service, partially offset by the impacts of ratemaking.

MEC’s electric utility margin was $691 million in the third quarter and $1.6 billion in the first nine months of 2021, increases of 13% and 8%, respectively, versus 2020. These increases were attributable to higher operating revenue from wholesale and retail customer volumes, partially offset by higher thermal generation and purchased power costs. Electric retail customer volumes increased 5.6% in the third quarter and 6.5% in the first nine months of 2021 as compared to 2020, primarily due to increased usage by certain industrial customers and the favorable impacts of weather.

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings increased $33 million in the third quarter and $49 million in the first nine months of 2021 compared to 2020. These increases reflected lower operating expenses, lower interest expense and lower income tax expense from the impacts of ratemaking, partially offset by lower electric utility margin. The decreases in operating expenses were mainly due to lower comparative accruals for earnings sharing, partially offset by higher depreciation expense from additional assets placed in-service.

NV Energy’s electric utility margin was $621 million in the third quarter and $1.3 billion in the first nine months of 2021, decreases of 6% and 4%, respectively, compared to 2020. These decreases were primarily due to revenue reductions from lower base tariff general rates and a favorable regulatory decision in 2020, partially offset by a 4.2% increase in electric retail customer volumes for the first nine months of 2021, price impacts from changes in sales mix and an increase in the average number of customers. The increase in electric retail customer volumes was primarily due to higher customer usage and the favorable impacts of weather.

Northern Powergrid’s after-tax earnings increased $57 million in the third quarter and decreased $10 million in the first nine months of 2021 as compared to 2020. These changes reflected the impacts of changes in the United Kingdom corporate income tax rate, higher distribution revenue, mainly from increased tariff rates and units distributed, and from favorable foreign currency exchange rate movements in 2021. Earnings in the first nine months of 2021 included deferred income tax expense of $109 million related to the enactment in June 2021 of an increase in the income tax rate from 19% to 25%, effective April 1, 2023, while earnings in each period of 2020 included deferred income tax expense of $35 million related to the enactment in July 2020 of an increase in the income tax rate from 17% to 19%, effective April 1, 2020.

Natural gas pipelines’ after-tax earnings increased $66 million in the third quarter and $306 million in the first nine months of 2021 compared to 2020. Earnings in 2021 from BHE GT&S were $74 million in the third quarter and $247 million in the first nine months. In addition, year-to-date earnings increased from the effects of higher margins on natural gas sales and higher transportation revenue at Northern Natural Gas, largely due to increased demand from the February 2021 winter storms.

Other energy businesses’ after-tax earnings increased $23 million in the third quarter and decreased $6 million in the first nine months of 2021 compared to 2020. The third quarter earnings increase was mainly due to higher operating revenue from a transmission investment. The decrease in year-to-date earnings was primarily due to a decline in wind tax equity investment earnings of $48 million, partially offset by higher operating revenue from owned renewable energy projects. The decrease in wind tax equity investment earnings was primarily due to increased losses from preexisting tax equity investments of $123 million, largely attributable to the February 2021 winter storms, partially offset by increased income tax benefits from projects reaching commercial operation over the past twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (Continued)

Real estate brokerage after-tax earnings decreased $75 million in the third quarter and increased $75 million in the first nine months of 2021 compared to 2020. The decrease in the third quarter reflected lower earnings from mortgage services due to a decrease in funded volume largely attributable to a decrease in refinance activity. The earnings increase during the first nine months was due to a comparative increase in closed brokerage transaction volumes in 2021.

Corporate interest and other after-tax earnings decreased $47 million in the third quarter and $59 million in the first nine months of 2021 compared to 2020, reflecting lower federal income tax credits recognized, changes in operating expenses (lower in the third quarter and higher in the first nine months) and higher interest expense from corporate debt issued in 2020, as well as higher earnings from non-regulated energy services.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2021	2020	2021	2020	Third Quarter	First Nine Months
Revenues
Manufacturing	$17,496	$15,170	$50,821	$43,238	15.3%	17.5%
Service and retailing	21,291	19,319	62,143	55,351	10.2	12.3
	$38,787	$34,489	$112,964	$98,589
Pre-tax earnings
Manufacturing	$2,445	$2,255	$7,595	$5,765	8.4%	31.7%
Service and retailing	1,102	875	3,413	1,950	25.9	75.0
	3,547	3,130	11,008	7,715
Income taxes and noncontrolling interests	841	784	2,679	1,882
Net earnings*	$2,706	$2,346	$8,329	$5,833
Effective income tax rate	22.9%	24.4%	23.7%	24.0%
Pre-tax earnings as a percentage of revenues	9.1%	9.1%	9.7%	7.8%

*

Excludes certain acquisition accounting expenses, which were primarily from the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $169 million in the third quarter and $532 million in the first nine months of 2021 compared to $195 million in the third quarter and $593 million in the first nine months of 2020. In the first nine months of 2020, net earnings also excluded goodwill and indefinite-lived intangible asset after-tax impairment charges of $10.4 billion. The acquisition accounting expense and impairment charges are included in “Other” in the summary of earnings on page 25 and in the “Other” earnings section on page 42.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Revenues
Industrial products	$7,192	$6,173	$21,050	$19,320
Building products	6,374	5,672	18,404	15,497
Consumer products	3,930	3,325	11,367	8,421
	$17,496	$15,170	$50,821	$43,238
Pre-tax earnings
Industrial products	$1,124	$940	$3,508	$2,781
Building products	833	825	2,576	2,088
Consumer products	488	490	1,511	896
	$2,445	$2,255	$7,595	$5,765
Pre-tax earnings as a percentage of revenues
Industrial products	15.6%	15.2%	16.7%	14.4%
Building products	13.1%	14.5%	14.0%	13.5%
Consumer products	12.4%	14.7%	13.3%	10.6%

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), complex metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)) and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, including equipment leasing for the rail, intermodal tank container and mobile crane industries, which are internally aggregated into eleven groups. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International) and a variety of industrial products for diverse markets (Scott Fetzer and LiquidPower Specialty Products).

Revenues of the industrial products group in 2021 increased $1.0 billion (16.5%) in the third quarter and $1.7 billion (9.0%) in the first nine months compared to 2020. Pre-tax earnings in 2021 increased $184 million (19.6%) in the third quarter and $727 million (26.1%) in the first nine months compared to 2020. Pre-tax earnings as a percentage of revenues for the group were 16.7% for the first nine months of 2021, an increase of 2.3 percentage points compared to 2020.

PCC’s revenues were $1.6 billion in the third quarter of 2021, an increase of 6.6% over 2020, while revenues in the first nine months decreased 16.4% compared to 2020. Historically, PCC has derived significant revenues and earnings from aerospace products. The COVID-19 pandemic contributed to material declines in commercial air travel and original equipment manufacturing (“OEM”) aircraft production in 2020. While commercial air travel in the U.S. increased in 2021, global demand remains below pre-pandemic levels, as efforts to manage the pandemic continue.

PCC’s pre-tax earnings increased $217 million in the third quarter and $445 million in the first nine months of 2021 compared to 2020. The increases reflect the aggressive actions previously taken by management to resize and restructure operations. We do not expect significant increases in PCC’s aerospace revenues or earnings to occur in the near term attributable to relatively low aircraft build rates, inventory levels currently within the industry supply chain and the ongoing impact of the COVID-19 pandemic on commercial air travel.

Lubrizol’s revenues were approximately $1.6 billion in the third quarter and $5.0 billion in the first nine months of 2021, increases of 9.6% and 13.4%, respectively, over the same periods in 2020. The increases reflected higher average selling prices, driven by significant increases in materials and other manufacturing costs, as well as higher volumes in the first nine months. Sales volumes in the Additives product lines were negatively affected by severe winter storms in February 2021, which caused the temporary shut-down of several U.S. facilities, as well as other temporary production shut-downs in the third quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Lubrizol’s pre-tax earnings decreased 76.9% in the third quarter and 39.0% in the first nine months of 2021 compared to 2020. Earnings in 2021 were negatively impacted by significant losses related to a fire in June 2021 at a facility of Chemtool Incorporated, a Lubrizol subsidiary, located in Rockton, Illinois and impairment charges in the third quarter related to an underperforming business in the Advanced Materials product lines. These losses and charges aggregated $73 million in the third quarter and $229 million in the first nine months of 2021. Earnings in 2021 were also negatively impacted by the effects of accelerating raw material costs and the previously mentioned temporary shut-down of Additives production, which resulted in lost sales and incremental manufacturing costs.

Marmon’s revenues were $2.6 billion in the third quarter and $7.2 billion in the first nine months of 2021, increases of 30.0% and 26.3%, respectively, compared to 2020. The revenue increases were primarily due to higher metal prices in the Electrical, Metal Services and Plumbing & Refrigeration groups and higher volumes in most of Marmon’s other business groups, particularly those serving the construction, automotive, heavy-duty truck and restaurant markets. These increases were partially offset by the impact of divestitures and business closures in the Water Technologies and Retail Solutions groups and a year-to-date decline in Rail & Leasing group revenues.

Marmon’s pre-tax earnings in 2021 increased $106 million (38.3%) in the third quarter and $268 million (33.5%) in the first nine months compared to 2020. Earnings in the first nine months of 2021 reflected higher earnings across several business groups, partially offset by lower earnings from the Rail & Leasing and Water Technologies groups.

IMC’s revenues were $862 million in the third quarter and $2.7 billion in the first nine months of 2021, increases of 23.4% in the third quarter and 22.2% in the first nine months compared to 2020. Revenues in the first nine months of 2021 reflected improving business conditions in most geographic regions and favorable foreign currency translation effects. IMC’s pre-tax earnings increased 59.4% in the third quarter and 63.6% in the first nine months of 2021 versus 2020, primarily attributable to higher customer demand, improved manufacturing efficiencies, operating cost management saving initiatives and favorable foreign currency translation effects.

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

Revenues of the building products group increased $702 million (12.4%) in the third quarter and $2.9 billion (18.8%) in the first nine months of 2021 compared to 2020. Residential housing construction in the U.S. was strong during 2020 and through the first nine months of 2021. However, the effects of persistent supply chain disruptions limited our sales and contributed to production delays and significant cost increases for key materials and inputs, including lumber, steel, petrochemical-based materials, energy, freight, labor and fixtures. These effects necessitated sales price increases.

Clayton Homes’ revenues were approximately $2.6 billion in the third quarter and $7.6 billion in the first nine months of 2021, increases of $317 million (13.7%) and $1.5 billion (24.5%), respectively, compared to 2020. Revenues from home sales increased $297 million (16.6%) in the third quarter and $1.4 billion (29.4%) in the first nine months of 2021, reflecting a net increase in units sold, increased revenue per home sold and changes in sales mix. Unit sales of site-built homes increased 22.7% in the first nine months of 2021, while factory-built manufactured home unit sales increased 4.5%. Unit sales of site-built homes declined in the third quarter of 2021 versus 2020, attributable to longer construction periods arising from supply chain constraints and labor shortages. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities, increased 9.6% in the first nine months of 2021 compared to 2020. Loan balances, net of allowances for credit losses, were approximately $18.3 billion as of September 30, 2021, an increase of approximately $1.2 billion compared to December 31, 2020.

Aggregate revenues of our other building products businesses were approximately $3.7 billion in the third quarter and $10.8 billion in the first nine months of 2021, increases of $385 million (11.5%) and $1.4 billion (15.0%), respectively, versus 2020. The increases were primarily due to higher average selling prices driven by higher input and supply chain costs, as well as higher unit volumes for paint and coatings and certain residential flooring, insulation and engineered products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Pre-tax earnings of our building products group were relatively unchanged in the third quarter of 2021 versus 2020, while earnings increased $488 million (23.4%) in the first nine months. Pre-tax earnings of Clayton Homes were $391 million in the third quarter and $1.2 billion in the first nine months of 2021, increases of $52 million (15.3%) and $380 million (44.2%), respectively, compared to 2020. Earnings in the first nine months of 2021 reflected higher earnings from home sales, mortgage originations, net interest income and a decline of $116 million in the provision for expected credit losses, partially offset by the impact of rising manufacturing and supply chain costs. The provision for expected credit losses in the first nine months of 2020 were unusually high and included provisions for the expected impact of the COVID-19 pandemic. The comparative decline in the provision for expected credit losses is due to fewer actual and anticipated loan foreclosures.

Pre-tax earnings of our other building products businesses declined $45 million (9.2%) in the third quarter and increased $108 million (8.8%) in the first nine months of 2021 compared to the same periods in 2020. Earnings as a percentage of revenues decreased 2.7 percentage points in the third quarter and 0.7 percentage points in the first nine months of 2021 versus 2020. While customer demand was generally strong, reduced availability of materials and other product inputs from supply chain disruptions negatively affected sales and operating results. Higher materials costs, reduced availability of certain materials and freight services and higher restructuring and impairment charges reduced our pre-tax margin rates in 2021.

Consumer products

The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance batteries (Duracell). This group also includes custom picture framing products (Larson-Juhl) and jewelry products (Richline).

Consumer products revenues increased approximately $605 million (18.2%) in the third quarter and $2.9 billion (35.0%) in the first nine months of 2021 compared to 2020. Revenues from Forest River increased 24.7% in the third quarter and 45.3% in the first nine months of 2021 compared to 2020, driven by a year-to-date unit sales increase of 37.5% in recreational vehicles. Revenues in 2021 were, in general, significantly higher at several of our other businesses that were severely impacted by the pandemic in the first half of 2020. Apparel and footwear revenues increased 18.5% in the third quarter and 35.4% in the first nine months of 2021 compared to 2020, reflecting significant comparative increases in unit sales, attributable in part to inventory restocking by certain customers and increased consumer demand.

Pre-tax earnings of our consumer products group were substantially unchanged in the third quarter and increased $615 million (68.6%) in the first nine months of 2021 versus 2020. Pre-tax earnings as a percentage of revenues decreased 2.3 percentage points in the third quarter and increased 2.7 percentage points in the first nine months of 2021 compared to 2020. Earnings in the third quarter reflected higher earnings at Forest River offset by lower earnings from Duracell and the apparel and footwear businesses. The comparative increase in pre-tax earnings for the first nine months reflected significant earnings increases at all of our businesses, driven by Forest River, the apparel and footwear businesses and Duracell. Our consumer products businesses are also experiencing cost increases attributable to supply chain disruptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Service and retailing

A summary of revenues and pre-tax earnings (loss) of our service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Revenues
Service	$4,131	$3,068	$11,718	$9,093
Retailing	4,548	4,211	13,896	11,179
McLane Company	12,612	12,040	36,529	35,079
	$21,291	$19,319	$62,143	$55,351
Pre-tax earnings (loss)
Service	$696	$470	$2,013	$1,155
Retailing	414	309	1,221	590
McLane Company	(8)	96	179	205
	$1,102	$875	$3,413	$1,950
Pre-tax earnings (loss) as a percentage of revenues
Service	16.8%	15.3%	17.2%	12.7%
Retailing	9.1%	7.3%	8.8%	5.3%
McLane Company	(0.1)%	0.8%	0.5%	0.6%

Service

Our service business group offers shared ownership programs for general aviation aircraft (NetJets) and high technology training products and services to operators of aircraft (FlightSafety). We also distribute electronic components (TTI), franchise and service a network of quick service restaurants (Dairy Queen) and offer third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage). Other service businesses include transportation equipment leasing (XTRA), furniture leasing (CORT), electronic news distribution, multimedia and regulatory filings (Business Wire) and the operation of a television station in Miami, Florida (WPLG).

Service group revenues increased $1.1 billion (34.6%) in the third quarter and $2.6 billion (28.9%) in the first nine months of 2021 compared to 2020. Revenues from TTI increased 45.3% in the third quarter and 40.9% in the first nine months of 2021 versus 2020. The increases reflected accelerating demand across all significant markets, as customers attempt to maintain adequate inventories in response to high demand for components in end products and supply chain disruptions. Revenues from aviation services (NetJets and FlightSafety) increased 31.0% in the third quarter and 25.4% in the first nine months of 2021 over low 2020 levels, primarily due to higher training hours and significantly higher customer flight hours.

Pre-tax earnings of the group increased $226 million (48.1%) in the third quarter and $858 million (74.3%) in the first nine months of 2021 versus 2020. Pre-tax earnings as a percentage of revenues increased 1.5 percentage points in the third quarter and 4.5 percentage points in the first nine months of 2021 compared to 2020. The increase in earnings for the third quarter was primarily due to TTI. Earnings at most of our service businesses increased significantly in the first nine months of 2021 compared to 2020, with the largest increases from TTI and the aviation services businesses. The increases in year-to-date earnings from NetJets and FlightSafety were primarily attributable to improved operating margins from higher volume, changes in business mix, increased operating efficiencies and the effects of past restructuring efforts. TTI’s earnings increases were primarily attributable to the increases in sales and improved operating cost leverage.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA represents about 64% of our combined retailing revenues in the first nine months of 2021. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics and represent about 21% of the combined retailing revenues in the first nine months of 2021. Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a Germany-based retailer of motorcycle accessories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

Retailing group revenues increased approximately $337 million (8.0%) in the third quarter and $2.7 billion (24.3%) in the first nine months of 2021 compared to 2020. BHA’s revenues in the third quarter and first nine months of 2021 increased 9.8% and 22.2%, respectively, over 2020, primarily due to increases in pre-owned vehicle unit sales, higher volumes of new auto sales in the first six months, and higher average selling prices. New auto unit sales declined significantly in the third quarter of 2021, reflecting inventory shortages caused by supply chain disruption at OEMs. Home furnishings group revenues increased 11.7% in the third quarter and 27.5% in the first nine months of 2021 as compared to 2020 attributable to higher consumer demand and higher average selling prices.

Pre-tax earnings increased $105 million (34.0%) in the third quarter and $631 million (106.9%) in the first nine months of 2021 compared to 2020. Operating results of our retailing businesses were severely impacted by the pandemic beginning in March of 2020 and continued through the second quarter of 2020. Over the second half of 2020 and through the first six months of 2021, revenues and pre-tax earnings of these businesses increased, and in certain instances increased to levels exceeding those in pre-pandemic periods. Results in the third quarter of 2021 moderated somewhat relative to the first six months reflecting the effects of supply chain disruptions, which, in particular, worsened with respect to new automobiles.

BHA’s pre-tax earnings increased 26.2% in the third quarter and 47.3% in the first nine months of 2021 compared to 2020, primarily due to increases in vehicle sales margins and earnings from finance and service contract activities, as well as from lower floorplan interest expense, primarily attributable to significant declines in inventory levels, and from operating cost control efforts. Aggregate pre-tax earnings for the remainder of our retailing group increased $63 million in the third quarter and $447 million in the first nine months of 2021 compared to 2020. The initial effects of the pandemic in 2020 were severe for most of our other retailers due to the restricted operations at many of those businesses during the first half of 2020. Results in 2021 also benefitted from relatively strong consumer demand and the effects of restructuring efforts in 2020.

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
Revenues increased $572 million (4.8%) in the third quarter and $1.45 billion (4.1%) in the first nine months of 2021 compared to 2020. Revenues from the grocery business were relatively unchanged over the first nine months of 2021, while revenues from the foodservice and beverage businesses increased 10.9% and 21.1%, respectively, compared to the first nine months of 2020. The foodservice business was significantly impacted by pandemic-related restaurant closures in 2020.

Pre-tax earnings decreased $104 million in the third quarter and $26 million in the first nine months of 2021 compared to 2020. The decreases were primarily attributable to higher personnel costs and fuel expense. McLane’s operations have been adversely affected by supply chain disruptions, including shortages of truck drivers, affecting inventory and customer deliveries. There is increased competition for drivers within the trucking industry. The increase in fuel expense was primarily attributable to significant increases in petroleum prices.

Investment and Derivative Contract Gains/Losses

A summary of investment and derivative contract gains/losses follows (dollars in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Investment gains/losses	$4,851	$31,625	$37,235	$2,032
Derivative contract gains/losses	70	(43)	780	(640)
Gains/losses before income taxes and noncontrolling interests	4,921	31,582	38,015	1,392
Income taxes and noncontrolling interests	1,043	6,845	8,036	627
Net earnings	$3,878	$24,737	$29,979	$765
Effective income tax rate	20.7%	21.3%	20.9%	35.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and Derivative Contract Gains/Losses (Continued)

Investment gains/losses

Unrealized gains and losses arising from changes in market prices of investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Pre-tax investment gains/losses included net unrealized gains of $4.8 billion in the third quarter and $36.2 billion in the first nine months of 2021 compared to net unrealized gains of $30.8 billion in the third quarter and $16.5 billion in the first nine months of 2020 on securities we held at the end of the applicable period. Investment losses from market value changes in the first nine months of 2020 on equity securities sold in 2020 were $13.9 billion.

Taxable investment gains on equity securities sold, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were $0.9 billion in the third quarter and $2.9 billion in the first nine months of 2021. Taxable investment gains on equity securities were $3.9 billion in the third quarter and $0.7 billion in the first nine months of 2020.

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the investment gains/losses recorded in earnings in any given period has little analytical or predictive value.

Derivative contract gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities, which relate to contracts that were originated prior to March 2008. The periodic changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the underlying equity markets. As of September 30, 2021, the intrinsic value of our equity index put option contracts was $83 million and our recorded liability at fair value was $286 million. Our ultimate payment obligations, if any, under these contracts will be determined as of the contract expiration dates based on the intrinsic value as defined under the contracts.

Other

A summary of after-tax other earnings/losses follows (in millions).

	Third Quarter		First Nine Months
	2021	2020	2021	2020
Equity method earnings	$310	$244	$665	$346
Acquisition accounting expenses	(169)	(195)	(532)	(593)
Goodwill and intangible asset impairments	—	(19)	—	(10,369)
Corporate interest expense, before foreign currency effects	(75)	(80)	(232)	(252)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	196	(412)	676	(329)
Income tax expense adjustments	—	(60)	—	(60)
Other	87	32	76	363
	$349	$(490)	$653	$(10,894)

After-tax equity method earnings include our proportionate share of earnings attributable to our investments in Kraft Heinz, Pilot, Berkadia and Electric Transmission of Texas. Our after-tax earnings from Kraft Heinz were $168 million for the third quarter and $323 million for the first nine months of 2021. Our Kraft Heinz investment produced after-tax earnings of $142 million for the third quarter and an after-tax loss of $56 million for the first nine months of 2020, which included after-tax losses of $59 million in the third quarter and $611 million in the first nine months associated with goodwill and intangible asset impairment charges recorded by Kraft Heinz.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions. Goodwill and intangible asset impairments in the first nine months of 2020 included $9.8 billion attributable to impairments of goodwill and certain identifiable intangible assets recorded in connection with our acquisition of PCC in 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our consolidated balance sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity at September 30, 2021 was $472 billion, an increase of $29.3 billion since December 31, 2020. Net earnings attributable to Berkshire shareholders were $50.1 billion in the first nine months of 2021 and included after-tax gains on our investments of approximately $29.4 billion. Changes in the market prices of our investments in equity securities can produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $20.2 billion in the first nine months of 2021 to repurchase shares of its Class A and B common stock.

At September 30, 2021, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $144.4 billion, which included $116.6 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $328.9 billion.

Berkshire parent company outstanding debt at September 30, 2021 was $21.8 billion, a decrease of $886 million since December 31, 2020, which was primarily due to the effects of foreign currency exchange rate changes on Euro and Japanese Yen denominated debt. In the first nine months of 2021, Berkshire repaid €550 million and $1.5 billion of maturing senior notes. In the first nine months of 2021, Berkshire issued €600 million of 0.5% senior notes due in 2041 and ¥160 billion (approximately $1.5 billion) of senior notes with maturity dates ranging from 2026 to 2041 and a weighted average interest rate of 0.5%. Berkshire parent company debt maturing over the next twelve months is $600 million.

Berkshire’s insurance and other subsidiary outstanding borrowings were $17.9 billion at September 30, 2021, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $13.1 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. In January 2021, BHFC repaid $750 million of maturing senior notes and issued $750 million of 2.5% senior notes due in 2051. BHFC debt maturing over the next twelve months is $775 million. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of these two operations in the first nine months of 2021 were $6.7 billion and we currently forecast additional capital expenditures of approximately $3.1 billion over the remainder of 2021.

Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries. BNSF’s outstanding debt was $23.3 billion as of September 30, 2021, relatively unchanged from December 31, 2020. During the first nine months of 2021, BNSF repaid $888 million of debt and issued $925 million of 3.3% debentures due in 2051. Outstanding borrowings of BHE and its subsidiaries were $52.1 billion at September 30, 2021, relatively unchanged from December 31, 2020. During the first nine months of 2021, BHE and its subsidiaries repaid $1.7 billion of term debt and issued $2.1 billion of term debt with a weighted average interest rate of 3.0% with due dates in 2051 and 2052, and short-term borrowings decreased by $318 million. Aggregate debt maturities for BHE and BNSF over the next twelve months approximate $2.4 billion.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertaining to the acquisition of goods or services in the future are not currently reflected in the financial statements and will be recognized in future periods as the goods are delivered or services are provided. The timing and amount of the payments under certain contracts, such as insurance and reinsurance contracts, are contingent upon the outcome of future events and the actual payments will likely vary, perhaps materially, from the estimated liabilities currently recorded in our Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations (Continued)

In the first nine months of 2021, Berkshire and certain of its subsidiaries issued term debt of approximately $5.9 billion in the aggregate. Principal and interest payments associated with these borrowings are expected as follows: in 2021 – $27 million; in 2022 through 2025 – $121 million per annum; and thereafter – $8.8 billion.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2021 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our Consolidated Balance Sheet as of September 30, 2021 includes estimated liabilities of $125.5 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2021 included goodwill of acquired businesses of $73.8 billion and indefinite-lived intangible assets of $18.3 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2020.

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

As of September 30, 2021, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse effects of the COVID-19 pandemic on certain of our reporting units may prove to be worse than we currently anticipate, and we may need to record goodwill or indefinite-lived asset impairment charges in future periods. Making estimates of the fair value of reporting units and judgments on goodwill impairments at this time are and will likely be significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates in such instances can be subject to wide variations.

As of the most recent annual goodwill impairment review, the estimated fair values of certain reporting units did not exceed our carrying values by at least 20%. The most significant of these reporting units was Precision Castparts Corp. (“PCC”). The estimated fair value of PCC was approximately $35.5 billion, exceeding our carrying value of approximately $32.1 billion by 10.6%. Our carrying value of PCC included goodwill of approximately $7.5 billion. For the four other reporting units where estimated fair value did not exceed carrying value by at least 20%, their aggregate estimated fair value of approximately $1.5 billion exceeded our aggregate carrying value of approximately $1.4 billion by 10.0%. Our carrying value of these units included goodwill of approximately $600 million.

Information concerning new accounting pronouncements is included in Note 2 to the accompanying Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire or its subsidiaries are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Berkshire actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Berkshire and its subsidiaries, economic and market factors and the industries in which we do business, among other things. These statements are not guarantees of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities; losses realized from derivative contracts; the occurrence of one or more catastrophic events, such as an earthquake, hurricane, act of terrorism or cyber-attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations; the frequency and severity of epidemics, pandemics or other outbreaks, including COVID-19, that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates; changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries; changes in federal income tax laws; and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2021, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charles Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the third quarter of 2021 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
July
Class A common stock	938	$420,100.50	938	*
Class B common stock	6,387,847	$278.13	6,387,847	*

August
Class A common stock	868	$430,704.66	868	*
Class B common stock	6,535,695	$285.41	6,535,695	*

September
Class A common stock	1,323	$419,236.93	1,323	*
Class B common stock	9,580,995	$277.74	9,580,995	*
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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 6, 2021	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer