Form 10-Q
period 2022-03-31
BERKSHIRE HATHAWAY INC
filed 2022-05-02
CIK 1067983

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Class A Common Stock

Class B Common Stock

0.750% Senior Notes due 2023

0.625% Senior Notes due 2023

1.300% Senior Notes due 2024

0.000% Senior Notes due 2025

1.125% Senior Notes due 2027

2.150% Senior Notes due 2028

1.500% Senior Notes due 2030

2.000% Senior Notes due 2034

1.625% Senior Notes due 2035

2.375% Senior Notes due 2039

0.500% Senior Notes due 2041

2.625% Senior Notes due 2059

BRK.A BRK.B BRK23 BRK23A BRK24 BRK25 BRK27 BRK28 BRK30 BRK34 BRK35 BRK39 BRK41 BRK59

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 20, 2022:

Class A —	613,707
Class B —	1,285,751,332

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$35,542	$85,319
Short-term investments in U.S. Treasury Bills	67,145	58,535
Investments in fixed maturity securities	21,718	16,434
Investments in equity securities	390,538	350,719
Equity method investments	17,596	17,375
Loans and finance receivables	21,265	20,751
Other receivables	38,963	35,388
Inventories	22,572	20,954
Property, plant and equipment	20,707	20,834
Equipment held for lease	15,038	14,918
Goodwill	47,064	47,117
Other intangible assets	28,211	28,486
Deferred charges - retroactive reinsurance	10,424	10,639
Other	16,303	15,854
	753,086	743,323
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,571	2,865
Receivables	4,092	4,177
Property, plant and equipment	156,015	155,530
Goodwill	26,758	26,758
Regulatory assets	4,086	3,963
Other	21,898	22,168
	216,420	215,461
	$969,506	$958,784
*	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $7.3 billion at March 31, 2022 and $61.7 billion at December 31, 2021.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$87,667	$86,664
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	37,702	38,256
Unearned premiums	25,368	23,512
Life, annuity and health insurance benefits	22,673	22,452
Other policyholder liabilities	9,347	9,330
Accounts payable, accruals and other liabilities	30,929	30,376
Aircraft repurchase liabilities and unearned lease revenues	5,782	5,849
Notes payable and other borrowings	44,890	39,272
	264,358	255,711
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,076	15,696
Regulatory liabilities	7,322	7,214
Notes payable and other borrowings	74,771	74,990
	97,169	97,900
Income taxes, principally deferred	91,114	90,243
Total liabilities	452,641	443,854
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,586	35,592
Accumulated other comprehensive income	(4,428)	(4,027)
Retained earnings	539,881	534,421
Treasury stock, at cost	(62,906)	(59,795)
Berkshire Hathaway shareholders’ equity	508,141	506,199
Noncontrolling interests	8,724	8,731
Total shareholders’ equity	516,865	514,930
	$969,506	$958,784

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	First Quarter
	2022	2021
Revenues:
Insurance and Other:
Insurance premiums earned	$17,492	$16,424
Sales and service revenues	37,862	33,698
Leasing revenues	1,672	1,324
Interest, dividend and other investment income	1,862	1,851
	58,888	53,297
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,944	5,378
Energy operating revenues	4,818	4,848
Service revenues and other income	1,160	1,076
	11,922	11,302
Total revenues	70,810	64,599

Investment and derivative contract gains (losses)	(1,978)	5,700

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,332	10,964
Life, annuity and health insurance benefits	1,323	1,480
Insurance underwriting expenses	2,767	3,014
Cost of sales and services	29,785	26,530
Cost of leasing	1,232	882
Selling, general and administrative expenses	4,251	3,910
Interest expense	264	276
	52,954	47,056
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,925	3,510
Utilities and energy cost of sales and other expenses	3,591	3,589
Other expenses	1,156	1,093
Interest expense	770	774
	9,442	8,966
Total costs and expenses	62,396	56,022
Earnings before income taxes and equity method earnings	6,436	14,277
Equity method earnings	376	251
Earnings before income taxes	6,812	14,528
Income tax expense	1,227	2,688
Net earnings	5,585	11,840
Earnings attributable to noncontrolling interests	125	129
Net earnings attributable to Berkshire Hathaway shareholders	$5,460	$11,711
Net earnings per average equivalent Class A share	$3,702	$7,638
Net earnings per average equivalent Class B share*	$2.47	$5.09
Average equivalent Class A shares outstanding	1,474,703	1,533,284
Average equivalent Class B shares outstanding	2,212,054,009	2,299,925,502
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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	First Quarter
	2022	2021
Net earnings	$5,585	$11,840
Other comprehensive income:
Unrealized appreciation of investments	(236)	(87)
Applicable income taxes	51	20
Foreign currency translation	(316)	(285)
Applicable income taxes	(11)	(3)
Defined benefit pension plans	26	61
Applicable income taxes	(5)	(20)
Other, net	87	(6)
Other comprehensive income, net	(404)	(320)
Comprehensive income	5,181	11,520
Comprehensive income attributable to noncontrolling interests	122	136
Comprehensive income attributable to Berkshire Hathaway shareholders	$5,059	$11,384

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the first quarter of 2022
Balance at December 31, 2021	$35,600	$(4,027)	$534,421	$(59,795)	$8,731	$514,930
Net earnings	—	—	5,460	—	125	5,585
Other comprehensive income, net	—	(401)	—	—	(3)	(404)
Acquisition of common stock	—	—	—	(3,111)	—	(3,111)
Transactions with noncontrolling interests	(6)	—	—	—	(129)	(135)
Balance at March 31, 2022	$35,594	$(4,428)	$539,881	$(62,906)	$8,724	$516,865

For the first quarter of 2021
Balance at December 31, 2020	$35,634	$(4,243)	$444,626	$(32,853)	$8,172	$451,336
Net earnings	—	—	11,711	—	129	11,840
Other comprehensive income, net	—	(327)	—	—	7	(320)
Acquisition of common stock	—	—	—	(6,565)	—	(6,565)
Transactions with noncontrolling interests	4	—	—	—	(119)	(115)
Balance at March 31, 2021	$35,638	$(4,570)	$456,337	$(39,418)	$8,189	$456,176

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Quarter
	2022	2021
Cash flows from operating activities:
Net earnings	$5,585	$11,840
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	1,735	(5,211)
Depreciation and amortization	2,703	2,673
Other	(961)	(225)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	558	961
Deferred charges - retroactive reinsurance	215	252
Unearned premiums	1,912	2,390
Receivables and originated loans	(3,469)	(3,440)
Other assets	(2,168)	(397)
Other liabilities	(85)	(1,861)
Income taxes	804	2,324
Net cash flows from operating activities	6,829	9,306
Cash flows from investing activities:
Purchases of equity securities	(51,119)	(2,572)
Sales of equity securities	9,724	6,451
Purchases of U.S. Treasury Bills and fixed maturity securities	(58,746)	(32,313)
Sales of U.S. Treasury Bills and fixed maturity securities	37,795	4,090
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	6,571	37,559
Purchases of loans and finance receivables	(12)	(11)
Collections of loans and finance receivables	73	109
Acquisitions of businesses, net of cash acquired	(34)	(47)
Purchases of property, plant and equipment and equipment held for lease	(3,090)	(2,519)
Other	272	449
Net cash flows from investing activities	(58,566)	11,196
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	6,977	1,442
Repayments of borrowings of insurance and other businesses	(614)	(2,425)
Proceeds from borrowings of railroad, utilities and energy businesses	405	—
Repayments of borrowings of railroad, utilities and energy businesses	(395)	(883)
Changes in short term borrowings, net	(183)	229
Acquisition of treasury stock	(3,180)	(6,580)
Other	(367)	(132)
Net cash flows from financing activities	2,643	(8,349)
Effects of foreign currency exchange rate changes	50	(61)
Increase (decrease) in cash and cash equivalents and restricted cash	(49,044)	12,092
Cash and cash equivalents and restricted cash at beginning of year*	88,706	48,396
Cash and cash equivalents and restricted cash at end of first quarter*	$39,662	$60,488
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of year—
Insurance and Other	$85,319	$44,714
Railroad, Utilities and Energy	2,865	3,276
Restricted cash included in other assets	522	406
	$88,706	$48,396
End of first quarter—
Insurance and Other	$35,542	$56,826
Railroad, Utilities and Energy	3,571	3,228
Restricted cash included in other assets	549	434
	$39,662	$60,488

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Given the size of our equity security investment portfolio, changes in market prices and the related changes in unrealized gains and losses on equity securities will produce significant volatility in our interim and annual earnings. In addition, changes in the fair values of certain derivative contract liabilities, gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies and the magnitude of asset impairment charges may cause significant variations in periodic net earnings.

The COVID-19 pandemic continues to affect most of our operating businesses. Significant government and private sector actions have been taken since 2020 and likely will continue to be taken intended to control the spread and mitigate the economic effects of the virus. Actions in the latter part of 2021 and early 2022 included temporary business closures or restrictions of business activities in various parts of the world in response to the emergence of variants of the virus. Notwithstanding these efforts, significant disruptions of supply chains and higher costs have persisted in 2022. Further, the development of geopolitical conflicts in 2022 have contributed to disruptions of supply chains, resulting in cost increases for commodities, goods, and services in many parts of the world. The economic effects from these events over longer terms cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts, may be subject to significant adjustments in future periods.

Note 2. New accounting pronouncements

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts” (“ASU 2018-12”). ASU 2018-12 requires reassessment of cash flow assumptions at least annually and revision of discount rate assumptions each reporting period in valuing policyholder liabilities and related deferred acquisition costs of long-duration contracts. The effects from changes in cash flow assumptions are reflected in earnings and the effects from changes in discount rate assumptions are reflected in other comprehensive income. Currently, the cash flow and discount rate assumptions are set at the contract inception date and not subsequently changed, except under limited circumstances. ASU 2018-12 is to be applied retrospectively to the earliest period presented in the financial statements, will require new disclosures and is effective for fiscal years beginning after December 15, 2022, with early adoption permitted.

We currently intend to adopt ASU 2018-12 as of January 1, 2023 using the modified retrospective method, which provides that revised cash flow and discount rate assumptions as of January 1, 2021 (the transition date) be applied to contracts then in-force, with liabilities then remeasured as provided under the standard. The cumulative effects from discount rate assumption changes as of the transition date will be recorded in accumulated other comprehensive income and the cumulative effect from cash flow assumption changes will be recorded in retained earnings. While we have not finalized our assessment of the impact of the adoption as of the transition date, we currently believe that the changes in discount rate assumptions will have a greater effect on our recorded liabilities than changes in cash flow assumptions. We also preliminarily estimate that the changes in discount rate assumptions as of the transition date will increase our life, health and annuity benefit liabilities from the amounts previously reported due to the historically low interest rate environment at that time. However, the ultimate impact of adopting ASU 2018-12 will be based on the discount rate and cash flow assumptions determined as of the January 1, 2023 adoption date. We, therefore, continue to evaluate the effect this standard will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of March 31, 2022 and December 31, 2021 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
U.S. Treasury, U.S. government corporations and agencies	$8,793	$12	$(97)	$8,708
Foreign governments	11,116	26	(62)	11,080
Corporate bonds	1,268	324	(2)	1,590
Other	308	34	(2)	340
	$21,485	$396	$(163)	$21,718
December 31, 2021
U.S. Treasury, U.S. government corporations and agencies	$3,286	$22	$(5)	$3,303
Foreign governments	10,998	29	(33)	10,994
Corporate bonds	1,363	412	(1)	1,774
Other	317	47	(1)	363
	$15,964	$510	$(40)	$16,434

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2022, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at March 31, 2022 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$10,272	$10,456	$443	$92	$222	$21,485
Fair value	10,250	10,370	734	112	252	21,718

Note 4. Investments in equity securities

Investments in equity securities as of March 31, 2022 and December 31, 2021 are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2022*
Banks, insurance and finance	$36,472	$61,657	$98,129
Consumer products	40,932	153,536	194,468
Commercial, industrial and other	68,132	29,809	97,941
	$145,536	$245,002	$390,538

*

Approximately 66% of the aggregate fair value was concentrated in four companies (American Express Company – $28.4 billion; Apple Inc. – $159.1 billion; Bank of America Corporation – $42.6 billion and Chevron Corporation – $25.9 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2021*
Banks, insurance and finance	$26,822	$62,236	$89,058
Consumer products	36,076	154,945	191,021
Commercial, industrial and other	41,707	28,933	70,640
	$104,605	$246,114	$350,719

*

Approximately 73% of the aggregate fair value was concentrated in four companies (American Express Company – $24.8 billion; Apple Inc. – $161.2 billion; Bank of America Corporation – $46.0 billion and The Coca-Cola Company – $23.7 billion).

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities (Continued)

Our equity security investments also include Occidental Corporation (“Occidental”) Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion and warrants to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference, plus any accumulated and unpaid dividends and is mandatorily redeemable under specified events. Dividends on the preferred stock are payable in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these is our investment in the common stock of The Kraft Heinz Company (“Kraft Heinz”). Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Berkshire currently owns 26.6% of the outstanding shares of Kraft Heinz common stock.

We recorded equity method earnings from our investment in Kraft Heinz of $206 million in the first quarter of 2022 and $150 million in 2021. We received dividends on the common stock of $130 million in the first quarter of both 2022 and 2021, which were recorded as reductions to the carrying value of our investment.

Shares of Kraft Heinz common stock are publicly-traded and the fair value of our investment was approximately $12.8 billion at March 31, 2022 and $11.7 billion at December 31, 2021. The carrying value of our investment was approximately $13.2 billion at March 31, 2022 and $13.1 billion at December 31, 2021. As of March 31, 2022, the carrying value of our investment exceeded the fair value based on the quoted market price by 3% of the carrying value. We evaluated our investment in Kraft Heinz for impairment. Based on the prevailing facts and circumstances, we concluded recognition of an impairment loss in earnings was not required as of March 31, 2022.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	March 26, 2022	December 25, 2021
Assets	$93,864	$93,394
Liabilities	44,020	43,942

	First Quarter
	2022	2021
Sales	$6,045	$6,394
Net earnings attributable to Kraft Heinz common shareholders	776	563

Other investments that we account for pursuant to the equity method include Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”), Electric Transmission Texas, LLC (“ETT”) and Iroquois Gas Transmission System L.P. (“Iroquois”). The aggregate carrying value of these investments was approximately $4.4 billion as of March 31, 2022 and $4.3 billion as of December 31, 2021. We recorded equity method earnings in the first quarter of $170 million in 2022 and $101 million in 2021, and we received aggregate distributions in the first quarter of $28 million in 2022 and $896 million in 2021. Additional information concerning these investments follows.

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. A source of funding for Berkadia’s operations is through commercial paper, which was $1.47 billion at March 31, 2022 and is limited to $1.5 billion. Berkadia’s commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. Berkshire Hathaway Energy (“BHE”) subsidiaries own a 50% noncontrolling interest in ETT, an owner and operator of electric transmission assets in Texas and a 50% noncontrolling interest in Iroquois, which owns and operates a natural gas pipeline located in New York and Connecticut.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

We own a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot operates travel centers in North America through more than 800 retail locations across 44 U.S. states and six Canadian provinces and through wholesale distribution. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We have an agreement to acquire an additional 41.4% interest in Pilot in 2023, with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Note 6. Investment and derivative contract gains/losses

Investment and derivative contract gains/losses in the first quarter of 2022 and 2021 are summarized as follows (in millions).

	First Quarter
	2022	2021
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$(1,775)	$4,630
Investment gains (losses) on securities sold during the period	89	430
	(1,686)	5,060
Fixed maturity securities:
Gross realized gains	6	20
Gross realized losses	(49)	(1)
Other	(6)	132
Investment gains (losses)	(1,735)	5,211
Derivative contract gains (losses)	(243)	489
	$(1,978)	$5,700

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $9.7 billion in the first three months of 2022 and $6.5 billion in the first three months of 2021. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. Our taxable gains/losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Taxable losses in the first quarter of 2022 were $739 million and taxable gains in 2021 were $1.8 billion.

Our derivative contract gains and losses derive from equity index put option contracts written prior to March 2008 on four major equity indexes. As of March 31, 2022, we had six open contracts, which had an aggregate fair value liability of $121 million and an aggregate notional value of $2.6 billion.

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2022	December 31, 2021
Loans and finance receivables before allowances and discounts	$22,596	$22,065
Allowances for credit losses	(781)	(765)
Unamortized acquisition discounts and points	(550)	(549)
	$21,265	$20,751

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first quarter of 2022 and 2021 follow (in millions).

	First Quarter
	2022	2021
Balance at beginning of year	$765	$712
Provision for credit losses	22	27
Charge-offs, net of recoveries	(6)	(14)
Balance at March 31	$781	$725

As of March 31, 2022, approximately 99% of home loan balances were evaluated collectively for impairment. As of March 31, 2022, we considered approximately 98% of the loan balances to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of March 31, 2022 follows (in millions).

	Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Performing	$2,038	$3,918	$3,065	$2,169	$1,642	$7,789	$20,621
Non-performing	2	3	8	8	6	46	73
	$2,040	$3,921	$3,073	$2,177	$1,648	$7,835	$20,694

We are also party to commercial loan agreements with Seritage Growth Properties (“Seritage”) and Lee Enterprises, Inc, (“Lee”), in which loan balances aggregated $1.9 billion at March 31, 2022 and December 31, 2021. The Seritage loan is pursuant to a $2.0 billion term loan facility and the outstanding loan is secured by mortgages on its real estate properties. The loan agreement with Seritage, as amended, allows optional loan prepayments without penalty and further provides Seritage with the option to extend the maturity of the loan to July 31, 2025, if the outstanding principal has been reduced to $800 million by the original expiration date of July 31, 2023. The loan to Lee matures in 2045. The Lee loan agreement provides for mandatory principal prepayments under certain conditions and optional prepayments at par. We are the sole lender to each of these entities and each of these loans is current as to payment status.

Note 8. Other receivables

Other receivables are comprised of the following (in millions).

	March 31, 2022	December 31, 2021
Insurance and other:
Insurance premiums receivable	$16,305	$15,050
Reinsurance recoverables	4,880	4,900
Trade receivables	14,333	12,971
Other	4,122	3,146
Allowances for credit losses	(677)	(679)
	$38,963	$35,388
Railroad, utilities and energy:
Trade receivables	$3,645	$3,678
Other	596	650
Allowances for credit losses	(149)	(151)
	$4,092	$4,177

Notes to Consolidated Financial Statements (Continued)

Note 8. Other receivables (Continued)

Provisions for credit losses in the first three months with respect to receivables summarized above were $92 million in 2022 and $18 million in 2021. Charge-offs, net of recoveries, in the first three months were $95 million in 2022 and $28 million in 2021.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2022	December 31, 2021
Raw materials	$6,180	$5,743
Work in process and other	3,537	3,192
Finished manufactured goods	5,031	4,530
Goods acquired for resale	7,824	7,489
	$22,572	$20,954

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2022	December 31, 2021
Land, buildings and improvements	$14,049	$14,070
Machinery and equipment	26,166	26,063
Furniture, fixtures and other	4,772	4,640
	44,987	44,773
Accumulated depreciation	(24,280)	(23,939)
	$20,707	$20,834

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2022	December 31, 2021
Railroad:
Land, track structure and other roadway	$65,256	$65,843
Locomotives, freight cars and other equipment	15,910	13,822
Construction in progress	1,101	1,027
	82,267	80,692
Accumulated depreciation	(16,535)	(14,978)
	65,732	65,714
Utilities and energy:
Utility generation, transmission and distribution systems	90,560	90,223
Interstate natural gas pipeline assets	17,526	17,423
Independent power plants and other assets	13,986	13,695
Construction in progress	4,605	4,196
	126,677	125,537
Accumulated depreciation	(36,394)	(35,721)
	90,283	89,816
	$156,015	$155,530

Depreciation expense for the first quarter of 2022 and 2021 is summarized below (in millions).

	First Quarter
	2022	2021
Insurance and other	$564	$576
Railroad, utilities and energy	1,542	1,496
	$2,106	$2,072

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2022	December 31, 2021
Railcars	$9,532	$9,448
Aircraft	9,439	9,234
Other	5,196	5,053
	24,167	23,735
Accumulated depreciation	(9,129)	(8,817)
	$15,038	$14,918

Depreciation expense for equipment held for lease in the first quarter was $294 million in 2022 and $282 million in 2021. Fixed and variable operating lease revenues for the first quarter of 2022 and 2021 are summarized below (in millions).

	First Quarter
	2022	2021
Fixed lease revenue	$1,188	$1,062
Variable lease revenue	484	262
	$1,672	$1,324

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first quarter of 2022 and for the year ended December 31, 2021 follow (in millions).

	March 31, 2022	December 31, 2021
Balance at beginning of year	$73,875	$73,734
Business acquisitions	5	353
Other, including foreign currency translation	(58)	(212)
Balance at end of period*	$73,822	$73,875

*	Net of accumulated goodwill impairments of $11.0 billion as of March 31, 2022 and December 31, 2021.

The gross carrying amounts and related accumulated amortization of other intangible assets are summarized as follows (in millions).

	March 31, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$27,323	$6,616	$20,707	$27,335	$6,450	$20,885
Trademarks and trade names	5,171	807	4,364	5,176	802	4,374
Patents and technology	4,818	3,547	1,271	4,763	3,484	1,279
Other	3,326	1,457	1,869	3,390	1,442	1,948
	$40,638	$12,427	$28,211	$40,664	$12,178	$28,486
Railroad, utilities and energy:
Customer relationships	$678	$404	$274	$678	$396	$282
Trademarks, trade names and other	1,015	157	858	1,015	146	869
	$1,693	$561	$1,132	$1,693	$542	$1,151

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible asset amortization expense in the first quarter was $303 million in 2022 and $319 million in 2021. Intangible assets with indefinite lives were $18.5 billion as of March 31, 2022 and December 31, 2021 and primarily related to certain customer relationships and trademarks and trade names.

Note 13. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 14), for each of the three-month periods ending March 31, 2022 and 2021 follows (in millions).

	2022	2021
Balances at beginning of year:
Gross liabilities	$86,664	$79,854
Reinsurance recoverable on unpaid losses	(2,960)	(2,912)
Net liabilities	83,704	76,942
Incurred losses and loss adjustment expenses:
Current accident year	13,375	11,363
Prior accident years	(251)	(646)
Total	13,124	10,717
Paid losses and loss adjustment expenses:
Current accident year	(3,908)	(3,214)
Prior accident years	(8,091)	(6,454)
Total	(11,999)	(9,668)
Foreign currency effect	(106)	(94)
Balances at March 31:
Net liabilities	84,723	77,897
Reinsurance recoverable on unpaid losses	2,944	3,064
Gross liabilities	$87,667	$80,961

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Incurred and paid losses and loss adjustment expenses are net of reinsurance recoveries. We recorded net reductions of estimated ultimate liabilities for prior accident years of $251 million in the first quarter of 2022 and $646 million in 2021, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.3% in 2022 and 0.8% in 2021.

Estimated ultimate liabilities for prior accident years from primary insurance were reduced by $114 million in the first quarter of 2022 and $699 million in 2021. The reductions in 2022 derived primarily from private passenger automobile, medical professional liability and workers’ compensation claims, partly offset by increases in ultimate liabilities for other casualty claims. The decrease in incurred losses for prior accident years in 2021 was primarily due to reductions in private passenger automobile estimates, and to a lesser extent in medical professional liability and workers’ compensation estimates. Estimated ultimate liabilities for prior years related to property and casualty reinsurance decreased $137 million in the first quarter of 2022 and increased $53 million in 2021.

Notes to Consolidated Financial Statements (Continued)

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, when applicable, after a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charges for each of the three-month periods ending March 31, 2022 and 2021 follow (in millions).

	2022		2021
	Unpaid losses and loss adjustment expenses	Deferred charges - retroactive reinsurance	Unpaid losses and loss adjustment expenses	Deferred charges - retroactive reinsurance
Balances at beginning of year	$38,256	$(10,639)	$40,966	$(12,441)
Incurred losses and loss adjustment expenses:
Current year contracts	—	—	—	—
Prior years’ contracts	(7)	215	(5)	252
Total	(7)	215	(5)	252
Paid losses and loss adjustment expenses	(547)	—	(276)	—
Balances at March 31	$37,702	$(10,424)	$40,685	$(12,189)
Incurred losses and loss adjustment expenses, net of deferred charges	$208		$247

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts, which reflect when our exposure to losses began. Incurred losses and loss adjustment expenses in the first quarter for prior years’ contracts were $208 million in 2022 and $247 million in 2021 and included recurring amortization of deferred charges and the effect of changes in the timing and amount of expected future loss payments. Currently, our largest retroactive reinsurance contract is between our subsidiary, National Indemnity Company, and certain subsidiaries of American International Group, Inc. (collectively, “AIG”). Our estimated claim liabilities with regard to the AIG contract were approximately $15.4 billion at March 31, 2022 and $15.8 billion at December 31, 2021. Deferred charges related to the AIG contract were $4.34 billion at March 31, 2022 and $4.45 billion at December 31, 2021.

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2022.

	Weighted Average Interest Rate	March 31, 2022	December 31, 2021
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2023-2047	3.3%	$6,222	$6,820
Euro denominated due 2023-2041	1.0%	7,586	7,792
Japanese Yen denominated due 2023-2060	0.6%	7,479	6,797
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2022-2052	3.6%	15,235	10,758
Great Britain Pound denominated due 2039-2059	2.5%	2,258	2,325
Euro denominated due 2030-2034	1.8%	1,378	—
Other subsidiary borrowings due 2022-2045	4.1%	4,426	4,438
Subsidiary short-term borrowings	3.2%	306	342
		$44,890	$39,272

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

In January 2022, Berkshire repaid $600 million of maturing senior notes and issued ¥128.5 billion (approximately $1.1 billion) of senior notes with maturity dates ranging from 2027 to 2052 and a weighted average interest rate of 0.5%. Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. In March 2022, BHFC issued $4.5 billion of senior notes with maturity dates ranging from 2027 to 2052 with a weighted average interest rate of 3.4% and €1.25 billion (approximately $1.4 billion) of senior notes maturing in 2030 and 2034 with a weighted average interest rate of 1.8%.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€8.15 billion, £1.75 billion and ¥914 billion par at March 31, 2022) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax gains of $716 million in the first quarter of 2022 and $720 million in the first quarter of 2021.

Berkshire also guarantees debt of other subsidiaries, aggregating approximately $3.8 billion at March 31, 2022. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	March 31, 2022	December 31, 2021
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2051	4.3%	$13,003	$13,003
Subsidiary and other debt due 2022-2064	4.1%	36,901	36,759
Short-term borrowings	1.6%	1,849	2,009
Burlington Northern Santa Fe ("BNSF") and subsidiaries due 2022-2097	4.5%	23,018	23,219
		$74,771	$74,990

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In April 2022, BHE issued $1.0 billion of 4.6% senior notes due in 2053 and a subsidiary issued £350 million of 3.25% bonds due in 2052.

BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2022, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

Our subsidiaries have unused lines of credit and commercial paper capacity to support short-term borrowing programs and provide additional liquidity. Unused lines of credit were approximately $10.4 billion at March 31, 2022, which included approximately $8.8 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2022 and December 31, 2021, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$8,708	$8,708	$8,669	$39	$—
Foreign governments	11,080	11,080	10,543	537	—
Corporate bonds	1,590	1,590	—	1,590	—
Other	340	340	—	340	—
Investments in equity securities	390,538	390,538	378,190	7	12,341
Investment in Kraft Heinz common stock	13,191	12,819	12,819	—	—
Loans and finance receivables	21,265	22,584	—	2,135	20,449
Derivative contract assets (1)	636	636	24	528	84
Derivative contract liabilities (1)	454	454	1	143	310
Notes payable and other borrowings:
Insurance and other	44,890	45,145	—	45,101	44
Railroad, utilities and energy	74,771	79,234	—	79,234	—
December 31, 2021
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,303	$3,303	$3,261	$42	$—
Foreign governments	10,994	10,994	10,286	708	—
Corporate bonds	1,774	1,774	—	1,774	—
Other	363	363	—	363	—
Investments in equity securities	350,719	350,719	339,225	8	11,486
Investment in Kraft Heinz common stock	13,112	11,683	11,683	—	—
Loans and finance receivables	20,751	22,174	—	2,178	19,996
Derivative contract assets (1)	329	329	6	230	93
Derivative contract liabilities (1)	376	376	2	150	224
Notes payable and other borrowings:
Insurance and other	39,272	42,339	—	42,292	47
Railroad, utilities and energy	74,990	87,065	—	87,065	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021 follow (in millions).

	Balance at beginning of year	Gains included in earnings	Acquisitions, dispositions and settlements	Transfers out of Level 3	Balance at March 31
Investments in equity securities:
2022	$11,480	$855	$—	$—	$12,335
2021	8,978	823	600	—	10,401

Equity index put option contract liabilities:
2021	(1,065)	489	(1)	—	(577)

Quantitative information as of March 31, 2022 with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$10,497	Discounted cash flow	Expected duration	7 years
			Discount for transferability restrictions and subordination	372 bps
Common stock warrants	1,838	Warrant pricing model	Expected duration	7 years
			Volatility	38%

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

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2022 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2021	665,901	(48,788)	617,113	1,488,292,852	(197,818,349)	1,290,474,503
Conversions of Class A common stock to Class B common stock	(1,148)	—	(1,148)	1,722,000	—	1,722,000
Treasury stock acquired	—	(2,005)	(2,005)	—	(6,824,671)	(6,824,671)
Balances at March 31, 2022	664,753	(50,793)	613,960	1,490,014,852	(204,643,020)	1,285,371,832

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,470,875 shares outstanding as of March 31, 2022 and 1,477,429 shares outstanding as of December 31, 2021.

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

Note 18. Income taxes

Our consolidated effective income tax rates were 18.0% in the first quarter 2022 and 18.5% in the first quarter of 2021. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, the magnitude of gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the three months ending March 31, 2022 and 2021 follows (in millions).

	Unrealized appreciation of fixed maturity securities, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First quarter of 2022
Balance at beginning of year	$369	$(4,092)	$(347)	$43	$(4,027)
Other comprehensive income, net	(186)	(315)	20	80	(401)
Balance at end of period	$183	$(4,407)	$(327)	$123	$(4,428)

First quarter of 2021
Balance at beginning of year	$536	$(3,082)	$(1,645)	$(52)	$(4,243)
Other comprehensive income, net	(67)	(297)	40	(3)	(327)
Balance at end of period	$469	$(3,379)	$(1,605)	$(55)	$(4,570)

Note 20. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Quarter
	2022	2021
Cash paid during the period for:
Income taxes	$336	$256
Interest:
Insurance and other	365	400
Railroad, utilities and energy	708	740

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

On March 21, 2022, Berkshire and Alleghany Corporation (“Alleghany”) entered into an agreement whereby Berkshire will acquire all of Alleghany’s outstanding common stock for cash of approximately $11.6 billion. The acquisition of Alleghany is expected to close in the fourth quarter of 2022 and is subject to approval by Alleghany shareholders and the receipt of various regulatory approvals. Alleghany owns property and casualty reinsurance and insurance businesses as well as a diverse portfolio of non-financial businesses.

Notes to Consolidated Financial Statements (Continued)

Note 22. Revenues from contracts with customers

We recognize revenue when a good or service is transferred to a customer. A good or service is transferred when or as the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers. The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the first quarter of 2022 and 2021 (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending March 31, 2022
Manufactured products:
Industrial and commercial products	$5,932	$—	$49	$—	$—	$—	$5,981
Building products	5,419	—	—	—	—	—	5,419
Consumer products	5,093	—	—	—	—	—	5,093
Grocery and convenience store distribution	—	7,706	—	—	—	—	7,706
Food and beverage distribution	—	4,562	—	—	—	—	4,562
Auto sales	—	—	2,527	—	—	—	2,527
Other retail and wholesale distribution	722	—	4,175	—	—	—	4,897
Service	264	214	1,006	5,931	1,112	—	8,527
Electricity and natural gas	—	—	—	—	4,714	—	4,714
Total	17,430	12,482	7,757	5,931	5,826	—	49,426
Other revenues	955	32	1,334	13	152	18,898	21,384
	$18,385	$12,514	$9,091	$5,944	$5,978	$18,898	$70,810

Three months ending March 31, 2021
Manufactured products:
Industrial and commercial products	$5,363	$—	$50	$—	$—	$—	$5,413
Building products	4,399	—	—	—	—	—	4,399
Consumer products	4,163	—	—	—	—	—	4,163
Grocery and convenience store distribution	—	7,442	—	—	—	—	7,442
Food and beverage distribution	—	4,004	—	—	—	—	4,004
Auto sales	—	—	2,312	—	—	—	2,312
Other retail and wholesale distribution	703	—	3,656	—	—	—	4,359
Service	329	151	934	5,365	1,040	—	7,819
Electricity and natural gas	—	—	—	—	4,712	—	4,712
Total	14,957	11,597	6,952	5,365	5,752	—	44,623
Other revenues	923	25	991	13	172	17,852	19,976
	$15,880	$11,622	$7,943	$5,378	$5,924	$17,852	$64,599

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of March 31, 2022 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$2,878	$22,103	$24,981
Other sales and service contracts	1,494	2,423	3,917

Notes to Consolidated Financial Statements (Continued)

Note 23. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the first quarter of 2022 and 2021 were as follows (in millions).

	First Quarter
	2022	2021
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$9,554	$8,923
Berkshire Hathaway Primary Group	3,118	2,654
Berkshire Hathaway Reinsurance Group	4,820	4,847
Investment income	1,364	1,414
Total insurance	18,856	17,838
BNSF	5,968	5,401
BHE	5,983	5,924
Manufacturing	18,421	15,913
McLane	12,515	11,622
Service and retailing	9,115	7,958
	70,858	64,656
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	(48)	(57)
	$70,810	$64,599

	First Quarter
	2022	2021
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$(178)	$1,023
Berkshire Hathaway Primary Group	92	206
Berkshire Hathaway Reinsurance Group	156	(263)
Investment income	1,361	1,412
Total insurance	1,431	2,378
BNSF	1,809	1,659
BHE	676	683
Manufacturing	2,824	2,436
McLane	82	103
Service and retailing	1,135	938
	7,957	8,197
Reconciliation of segments to consolidated amount
Investment and derivative gains (losses)	(1,978)	5,700
Interest expense, not allocated to segments	(104)	(114)
Equity method investments	376	251
Corporate, eliminations and other	561	494
	$6,812	$14,528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2022	2021
Insurance – underwriting	$47	$764
Insurance – investment income	1,170	1,208
Railroad	1,371	1,251
Utilities and energy	750	703
Manufacturing, service and retailing	3,025	2,619
Investment and derivative contract gains (losses)	(1,580)	4,693
Other	677	473
Net earnings attributable to Berkshire Hathaway shareholders	$5,460	$11,711

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

The COVID-19 pandemic continues to affect most of our operating businesses. Significant government and private sector actions have been taken since 2020 and likely will continue to be taken to control the spread and mitigate the economic effects of the virus. Actions in the latter part of 2021 and early 2022 included periodic temporary business closures or restrictions of business activities in various parts of the world in response to the emergence of variants of the virus. Notwithstanding these efforts, significant disruptions of supply chains and higher costs have persisted. Further, the development of geopolitical conflicts in 2022 have contributed to the disruptions of supply chains, resulting in cost increases for goods and services in many parts of the world. We cannot reliably predict future economic effects of these events on our businesses or when our operations will normalize. Nor can we reliably predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Insurance underwriting produced after-tax earnings of $47 million in the first quarter of 2022 versus $764 million in 2021. Underwriting earnings in the first quarter of 2022 were negatively impacted by ongoing increases in claims severities at GEICO. Underwriting earnings in 2021 reflected the effects of the premium reductions from the GEICO Giveback program and the favorable impact of lower claims frequencies for private passenger automobile coverages, which were partially offset by higher claims severities. After-tax earnings from insurance investment income decreased 3.1% in the first quarter of 2022 compared to 2021, attributable to lower dividend income.

After-tax earnings of our railroad business increased 9.6% in the first quarter of 2022 compared to 2021. The increase reflected higher revenue per car/unit, partly offset by lower overall freight volumes and higher average fuel costs. After-tax earnings of our utilities and energy business increased 6.7% in the first quarter of 2022 compared to 2021. The increase reflected higher earnings from the regulated utilities businesses, including increased production tax credits for renewable energy, and from higher earnings from tax equity investments, partly offset by lower earnings from the natural gas pipelines and real estate brokerage businesses. After-tax earnings from our manufacturing, service and retailing businesses increased 15.5% in the first quarter of 2022 versus 2021. While customer demand for products and services was relatively good in the first quarter of 2022, we continue to experience the effects of higher materials, freight, labor and other input costs attributable to ongoing disruptions in global supply chains.

Investment and derivative contract gains and losses in 2022 and 2021 predominantly derived from our investments in equity securities and includes unrealized gains and losses from market price changes. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported quarterly or annual results or evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Our management views our insurance businesses as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett, and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains and losses. We consider investment income as an integral component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating. We believe that such gains and losses are not meaningful in understanding the quarterly or annual operating results of our insurance businesses.

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider incurred losses exceeding $100 million from a current year catastrophic event to be significant. Significant catastrophe events in the first quarters included floods in Australia in 2022 and Winter Storm Uri in 2021.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $125 billion as of March 31, 2022. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results of certain of our commercial insurance and reinsurance businesses have been affected by estimated losses and costs associated with the COVID-19 pandemic, including incremental provisions for claims. The effects of the pandemic on future periods may be affected by judicial rulings and regulatory and legislative actions pertaining to insurance coverage and claims and by its effects on general economic activity, which we cannot reasonably estimate at this time.

We provide primary insurance and reinsurance products covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group and Berkshire Hathaway Reinsurance Group. Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2022	2021
Pre-tax underwriting earnings (loss):
GEICO	$(178)	$1,023
Berkshire Hathaway Primary Group	92	206
Berkshire Hathaway Reinsurance Group	156	(263)
Pre-tax underwriting earnings	70	966
Income taxes and noncontrolling interests	23	202
Net underwriting earnings	$47	$764
Effective income tax rate	34.4%	20.9%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2022		2021
	Amount	%	Amount	%
Premiums written	$10,265		$10,006
Premiums earned	$9,554	100.0	$8,923	100.0
Losses and loss adjustment expenses	8,544	89.4	6,463	72.4
Underwriting expenses	1,188	12.5	1,437	16.1
Total losses and expenses	9,732	101.9	7,900	88.5
Pre-tax underwriting earnings (loss)	$(178)		$1,023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

GEICO’s pre-tax underwriting loss in the first quarter of 2022 reflected increased claims severity, primarily due to significant cost inflation in automobile markets, which accelerated in the second half of 2021. Increases in used car prices are producing increased claims severities on total losses and shortages of car parts are contributing to increased claims severity on partial losses. In addition, injury claims severities continue to trend higher than general inflation rates.

Premiums written in the first quarter of 2022 increased $259 million (2.6%) compared to 2021. The increase was primarily attributable to an increase in average premiums per auto policy due to rate increases, as average policies in-force were relatively unchanged. Premiums earned in the first quarter of 2022 increased $631 million (7.1%) compared to 2021. Premiums earned in 2021 included a reduction of approximately $400 million attributable to the remaining impact of the GEICO Giveback program that provided a 15% premium credit to new and renewing voluntary auto and motorcycle policies written between April 8, 2020 and October 7, 2020.

Losses and loss adjustment expenses in the first quarter of 2022 increased $2.1 billion (32.2%) compared to 2021. GEICO’s ratio of losses and loss adjustment expenses to premiums earned in the first quarter of 2022 was 89.4%, an increase of 17.0 percentage points compared to 2021, which reflected increases in claims frequencies and severities.

Claims frequencies in the first quarter of 2022 were higher for all coverages, including property damage (ten to eleven percent range), collision (fifteen to sixteen percent range), bodily injury (twelve to thirteen percent range) and personal injury (fourteen to fifteen percent range). Average claims severities in the first quarter of 2022 were higher for property damage coverage (six to seven percent range), collision coverage (twenty to twenty-two percent range) and bodily injury coverage (nine to eleven percent range). GEICO’s losses and loss adjustment expenses in the first quarter included reductions in the ultimate claim loss estimates for prior years’ loss events of $92 million in 2022 and $521 million in 2021. The reduction in estimates for prior years’ events in 2022 reflected decreases for bodily and personal injury coverages and increases for collision and property damage coverages.

Underwriting expenses in the first quarter of 2022 were $1.2 billion, a decrease of $249 million (17.3%) compared to 2021, reflecting lower employee-related and advertising expenses. GEICO’s expense ratio (underwriting expense to premiums earned) in the first quarter of 2022 was 12.5% compared to 16.1% in 2021, attributable to both the decrease in expenses as well as the increase in earned premiums.

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

	First Quarter
	2022		2021
	Amount	%	Amount	%
Premiums written	$3,392		$2,908
Premiums earned	$3,118	100.0	$2,654	100.0
Losses and loss adjustment expenses	2,274	72.9	1,849	69.7
Underwriting expenses	752	24.1	599	22.5
Total losses and expenses	3,026	97.0	2,448	92.2
Pre-tax underwriting earnings	$92		$206

Premiums written increased $484 million (16.6%) in the first quarter of 2022 compared to 2021, reflecting increases at nearly all of our larger insurance units, including BH Specialty (28%), BHHC (12%) and USLI (17%). The increases were across multiple coverages and occurred in several markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

BH Primary’s loss ratio was 72.9% in the first quarter of 2022, an increase of 3.2 percentage points compared to 2021. Losses and loss adjustment expenses attributable to significant catastrophe events were $75 million in the first quarter of 2022 and $150 million in 2021. Losses and loss adjustment expenses were reduced $22 million in the first quarter of 2022 and $178 million in 2021 for net reductions in estimated ultimate liabilities for prior years’ loss events. BH Primary insurers also write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. We could experience significant increases in claims liabilities in the future attributable to higher-than-expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated.

Underwriting expenses in the first quarter of 2022 increased $153 million (25.5%) compared to 2021. Our expense ratio also increased 1.6 percentage points compared to 2021. These increases reflected costs associated with new business development and changes in business mix.

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

	First Quarter
	Premiums earned		Pre-tax underwriting earnings (loss)
	2022	2021	2022	2021
Property/casualty	$3,399	$3,394	$405	$166
Life/health	1,248	1,305	(12)	(172)
Retroactive reinsurance	—	—	(190)	(242)
Periodic payment annuity	169	144	(103)	(136)
Variable annuity	4	4	56	121
	$4,820	$4,847	$156	$(263)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2022		2021
	Amount	%	Amount	%
Premiums written	$4,386		$4,383
Premiums earned	$3,399	100.0	$3,394	100.0
Losses and loss adjustment expenses	2,307	67.9	2,407	70.9
Underwriting expenses	687	20.2	821	24.2
Total losses and expenses	2,994	88.1	3,228	95.1
Pre-tax underwriting earnings	$405		$166

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty (Continued)

Premiums written in the first quarter of 2022 were relatively unchanged from 2021, reflecting a modest net increase from volumes and rates, offset by unfavorable foreign currency translation effects. Losses and loss adjustment expenses decreased $100 million (4.2%) and the loss ratio declined 3.0 percentage points in the first quarter of 2022 compared to 2021. Losses incurred arising from significant catastrophe events in the first quarter of 2022 were $315 million, which were partially offset by reductions in estimated ultimate liabilities for losses occurring in prior years of $137 million. Losses incurred in the first quarter of 2021 included $310 million from significant catastrophe events and an increase in estimated ultimate liabilities for losses occurring in prior years of $53 million. Underwriting expenses are primarily commissions and brokerage costs. The expense ratio decreased 4.0 percentage points in the first quarter of 2022 compared to 2021, attributable to changes in business mix and foreign currency effects.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2022		2021
	Amount	%	Amount	%
Premiums written	$1,243		$1,301
Premiums earned	$1,248	100.0	$1,305	100.0
Life and health insurance benefits	1,051	84.2	1,251	95.9
Underwriting expenses	209	16.8	226	17.3
Total benefits and expenses	1,260	101.0	1,477	113.2
Pre-tax underwriting earnings (loss)	$(12)		$(172)
Life/health premiums written decreased $58 million (4.5%) in the first quarter of 2022 compared to 2021, primarily due to lower volumes in the Asia Pacific and North America regions and from unfavorable foreign currency translation effects. Life and health benefits in the first quarter of 2022 declined $200 million (16.0%) compared to 2021, attributable to lower mortality. Underwriting results in 2021 were affected by significant, pandemic-related increases in mortality in the U.S., South Africa and Latin America, which were partially offset by lower underwriting expenses, due mainly to lower average commission rates in the international life business.

Retroactive reinsurance

Pre-tax underwriting losses in each period derived from the amortization of deferred charges and changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Foreign currency exchange gains and losses in the first quarter of 2022 and 2021 were insignificant. Pre-tax underwriting losses in the first quarter before foreign currency exchange effects were $195 million in 2022 and $243 million in 2021.

Unpaid losses assumed under retroactive reinsurance contracts were $37.7 billion at March 31, 2022, declining $554 million since December 31, 2021, primarily due to loss payments. Unamortized deferred charges related to retroactive reinsurance contracts were $10.4 billion at March 31, 2022, a decline of $215 million since December 31, 2021, primarily attributable to periodic amortization. Deferred charge amortization will be included in underwriting earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity premiums earned increased $25 million (17.4%) in the first quarter of 2022 compared to 2021. Periodic payment annuity business is both price and demand sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. Our volumes written may change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, as well as the level of competition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Periodic payment annuity (Continued)

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities. Underwriting results also include gains or losses from the effects of changes in mortality and interest rates and from foreign currency exchange rate changes on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results in the first quarter included foreign currency gains of $44 million in 2022 and losses of $10 million in 2021.

Excluding foreign currency exchange gains/losses, pre-tax underwriting losses in the first quarter were $147 million in 2022 compared to $126 million in 2021. The increase in pre-tax losses reflected the effects of new business and lower mortality. Discounted annuity liabilities were $15.3 billion at March 31, 2022 and had a weighted average discount rate of approximately 3.9%.

Variable annuity

Variable annuity guarantee reinsurance contracts produced pre-tax earnings in the first quarter of $56 million in 2022 and $121 million in 2021. The results from these contracts are affected by changes in securities markets, interest rates and foreign currency exchange rates, which can be volatile, and from the periodic amortization of expected profit margins. Underwriting earnings in each period were primarily attributable to the net effects of interest rate changes and in 2022 were partly offset by unfavorable changes in securities markets.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter		Percentage
	2022	2021	Change
Interest and other investment income	$164	$159	3.1%
Dividend income	1,197	1,253	(4.5)
Pre-tax net investment income	1,361	1,412	(3.6)
Income taxes and noncontrolling interests	191	204
Net investment income	$1,170	$1,208
Effective income tax rate	14.1%	14.4%

Interest and other investment income increased 3.1% in the first quarter of 2022 compared to 2021. We continue to hold substantial balances of cash, cash equivalents and short-term U.S. Treasury Bills. While exceptionally low interest rates prevailed in recent years, rates began to increase in the first quarter of 2022. The effects of such increases are expected to be reflected in our earnings as maturing investments are replaced by new investments. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Dividend income in the first quarter of 2022 decreased 4.5% compared to 2021. Dividend income may vary from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees. Dividend income in the first quarter included $16 million in 2022 and $38 million in 2021 from investments in preferred stock of Berkshire Hathaway Energy. Such amounts are deducted from earnings of the utilities and energy segment.

Invested assets of our insurance businesses derive from shareholder capital and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $148 billion at March 31, 2022 and $147 billion at December 31, 2021. Our combined insurance operations generated pre-tax underwriting earnings in the first quarter of 2022 and 2021, and consequently, the average cost of float for each period was negative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses as of March 31, 2022 and December 31, 2021 follows (in millions).

	March 31, 2022	December 31, 2021
Cash, cash equivalents and U.S. Treasury Bills	$57,427	$90,688
Equity securities	376,501	334,907
Fixed maturity securities	21,672	16,386
Other	4,227	4,296
	$459,827	$446,277

Fixed maturity securities as of March 31, 2022 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$8,785	$(85)	$8,700
Foreign governments	11,115	(36)	11,079
Corporate bonds	1,256	322	1,578
Other	282	33	315
	$21,438	$234	$21,672

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 94% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	First Quarter
	2022	2021
Railroad operating revenues	$5,777	$5,221
Railroad operating expenses:
Compensation and benefits	1,224	1,164
Fuel	861	550
Purchased services	499	505
Depreciation and amortization	624	616
Equipment rents, materials and other	526	491
Total	3,734	3,326
Railroad operating earnings	2,043	1,895
Other revenues (expenses):
Other revenues	191	180
Other expenses, net	(170)	(158)
Interest expense	(255)	(258)
Pre-tax earnings	1,809	1,659
Income taxes	438	408
Net earnings	$1,371	$1,251
Effective income tax rate	24.2%	24.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (Continued)

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units
	First Quarter		Percentage
	2022	2021	Change
Consumer products	1,275	1,393	(8.5)%
Industrial products	404	399	1.3
Agricultural products	305	318	(4.1)
Coal	385	339	13.6
	2,369	2,449	(3.3)

Railroad operating revenues increased 10.6% in the first quarter of 2022 compared to 2021 primarily due to a 13.8% increase in average revenue per car/unit resulting from higher fuel surcharge revenue driven by higher fuel prices, along with increased rates per car/unit, partially offset by a 3.3% decrease in unit volume. Pre-tax earnings were $1.8 billion in the first quarter of 2022, an increase of 9.0% compared to 2021.

Operating revenues from consumer products were $2.1 billion in the first quarter of 2022, an increase of 10.3% from 2021. The increase reflected higher average revenue per car/unit, partially offset by lower volumes of 8.5%. The volume decrease was mainly from lower international intermodal shipments resulting from supply chain challenges and lower automotive shipments due to production impacts from a global microchip shortage, partially offset by an increase in domestic intermodal volumes.

Operating revenues from industrial products were $1.3 billion in the first quarter of 2022, an increase of 5.8% from 2021. Volumes increased 1.3% in the first quarter along with higher average revenue per car/unit. The volume increase was primarily due to improvement in the U.S. industrial economy.

Operating revenues from agricultural products were $1.4 billion in the first quarter of 2022, an increase of 3.7% compared to 2021, reflecting higher average revenue per car/unit, partially offset by decreased volumes of 4.1%. The volume decrease was primarily due to lower grain exports, partially offset by higher volumes of ethanol and related commodities.

Operating revenues from coal were $889 million in the first quarter of 2022, an increase of 29.6% from 2021, attributable to higher volumes of 13.6%, as well as from higher average revenue per car/unit. The volume increase in 2022 derived from increased electricity generation, higher natural gas prices and improved export demand.

Railroad operating expenses were $3.7 billion in the first quarter of 2022, an increase of $408 million (12.3%) compared to 2021, primarily due to increased compensation and benefits and fuel expenses. Our ratio of railroad operating expenses to railroad operating revenues in the first quarter of 2022 increased 0.9 percentage points to 64.6% versus 2021.

Compensation and benefits expenses increased $60 million (5.2%) in the first quarter of 2022 compared to 2021, primarily due to wage inflation, health and welfare costs and lower productivity. Fuel expenses increased $311 million (56.5%) in the first quarter of 2022 compared to 2021, primarily due to higher average fuel prices. Equipment rents, materials and other expenses increased $35 million (7.1%) in the first quarter of 2022 compared to 2021, primarily due to increased general inflation and higher casualty costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy

We currently own 91.1% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE subsidiaries also operate two regulated electricity distribution businesses referred to as Northern Powergrid in Great Britain. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 25% interest in a liquefied natural gas export, import and storage facility (“LNG interest”), which BHE operates and consolidates for financial reporting purposes. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects and investments. BHE also operates a residential real estate brokerage business and a large network of residential real estate brokerage franchises in the United States.

The rates our regulated businesses charge customers for energy and services are largely based on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	First Quarter
	2022	2021
Revenues:
Energy operating revenue	$4,823	$4,849
Real estate operating revenue	1,207	1,232
Other income (loss)	(47)	(157)
Total revenue	5,983	5,924
Costs and expense:
Energy cost of sales	1,460	1,569
Energy operating expense	2,153	2,036
Real estate operating costs and expense	1,179	1,120
Interest expense	515	516
Total costs and expense	5,307	5,241
Pre-tax earnings	676	683
Income tax expense (benefit)*	(283)	(232)
Net earnings after income taxes	959	915
Noncontrolling interests of BHE subsidiaries	109	106
Net earnings attributable to BHE	850	809
Noncontrolling interests and preferred stock dividends	100	106
Net earnings attributable to Berkshire Hathaway shareholders	$750	$703
Effective income tax rate	(41.9)%	(34.0)%
*	Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	First Quarter		Percentage
	2022	2021	Change
PacifiCorp	$130	$169	(23.1)%
MidAmerican Energy Company	241	144	67.4
NV Energy	29	34	(14.7)
Northern Powergrid	111	104	6.7
Natural gas pipelines	309	383	(19.3)
Other energy businesses	173	62	179.0
Real estate brokerage	21	84	(75.0)
Corporate interest and other	(164)	(171)	(4.1)
	$850	$809	5.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (Continued)

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. After-tax earnings decreased $39 million in the first quarter of 2022 as compared to 2021. The decrease reflected higher operating expenses, partially offset by higher utility margin (operating revenue less cost of sales). The increase in operating expenses reflected incremental costs from additional assets placed in-service as well as higher thermal plant maintenance costs.

PacifiCorp’s utility margin was $832 million in the first quarter of 2022, an increase of $14 million from 2021. The increase reflected higher retail revenue from increases in customer volumes and favorable price impacts, and higher wholesale and other revenue, partially offset by higher purchased power and thermal generation costs. Retail customer volumes increased 1.9% in the first quarter of 2022 as compared to 2021, primarily due to an increase in the average number of customers, the favorable impact of weather and higher customer usage.

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings increased $97 million in the first quarter of 2022 compared to 2021. The increase reflected higher electric utility margin and increased income tax benefits, partly offset by higher operating expenses. The increase in operating expenses included incremental costs associated with additional wind-powered generating facilities placed in-service. The income tax benefit increase was mainly due to higher production tax credits recognized on new wind-powered generating facilities placed in-service and the impacts of ratemaking.

MEC’s electric utility margin was $483 million in the first quarter of 2022, an increase of 23% versus 2021. The increase was attributable to higher operating revenue from favorable retail and wholesale customer volumes and lower purchased power costs. Electric retail customer volumes increased 5.6% in the first quarter of 2022 as compared to 2021, primarily due to an increase in the average number of customers, higher customer usage and the favorable impact of weather.

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings decreased $5 million in the first quarter of 2022 compared to 2021. The decrease reflected higher operating expenses from increased plant operations and maintenance expenses and a higher comparative accrual for earnings sharing.

NV Energy’s electric utility margin was $306 million in the first quarter of 2022, relatively unchanged compared to 2021. Electric retail customer volumes increased 4.0% in the first quarter of 2022 compared to 2021, primarily due to an increase in the average number of customers and higher customer usage, partially offset by the unfavorable impact of weather.

Northern Powergrid’s after-tax earnings increased $7 million in the first quarter of 2022 as compared to 2021. The increase reflected the impacts of higher distribution revenue, mainly from increased tariff rates, partially offset by unfavorable foreign currency exchange rate movements in 2022.

Natural gas pipelines’ after-tax earnings decreased $74 million in the first quarter of 2022 compared to 2021. The decrease was largely due to higher margins on natural gas sales and higher transportation revenue in the first quarter of 2021 due to an increase in demand as a result of the February 2021 winter storms.

Other energy businesses’ after-tax earnings increased $111 million in the first quarter of 2022 compared to 2021. The increase in earnings was primarily due to improved wind tax equity investment earnings of $118 million. The increase in wind tax equity investment earnings was primarily due to losses on pre-existing tax equity investments in the first quarter of 2021 due to the February 2021 winter storms, as well as from increased income tax benefits from projects reaching commercial operation over the past twelve months.

Real estate brokerage after-tax earnings decreased $63 million in the first quarter of 2022 compared to 2021. The decrease in earnings was primarily attributable to lower earnings from mortgage services due to a decrease in funded volume and in refinancing activity, and to a lesser extent lower earnings from brokerage and settlement services from a decrease in closed units at existing companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2022	2021	Change
Revenues
Manufacturing	$18,421	$15,913	15.8%
Service and retailing	21,630	19,580	10.5
	$40,051	$35,493
Pre-tax earnings
Manufacturing	$2,824	$2,436	15.9%
Service and retailing	1,217	1,041	16.9
	4,041	3,477
Income taxes and noncontrolling interests	1,016	858
Net earnings*	$3,025	$2,619
Effective income tax rate	24.6%	24.2%
Pre-tax earnings as a percentage of revenues	10.1%	9.8%

*

Excludes certain acquisition accounting expenses, which primarily related to the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $161 million in the first quarter of 2022 and $180 million in the first quarter of 2021. These expenses are included in “Other” in the summary of earnings on page 23 and in the “Other” earnings section on page 38.

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	First Quarter
	2022	2021
Revenues
Industrial products	$7,475	$6,672
Building products	6,712	5,628
Consumer products	4,234	3,613
	$18,421	$15,913
Pre-tax earnings
Industrial products	$1,216	$1,142
Building products	1,144	770
Consumer products	464	524
	$2,824	$2,436
Pre-tax earnings as a percentage of revenues
Industrial products	16.3%	17.1%
Building products	17.0%	13.7%
Consumer products	11.0%	14.5%

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)) and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into eleven groups, and includes leasing for the rail, intermodal tank container and mobile crane industries. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International) and a variety of industrial products for diverse markets (Scott Fetzer and LiquidPower Specialty Products).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Revenues of the industrial products group in the first quarter of 2022 increased $803 million (12.0%) compared to 2021 while pre-tax earnings increased $74 million (6.5%). Pre-tax earnings as a percentage of revenues for the group were 16.3% for the first quarter of 2022, a decrease of 0.8 percentage points compared to 2021.

PCC’s revenues were $1.8 billion in the first quarter of 2022, an increase of 12.7% over the first quarter of 2021. PCC derives significant revenues and earnings from sales of aerospace products. The revenue increase in 2022 reflected higher aerospace product revenues and relatively unchanged revenues from power and other industrial products. While commercial air travel continues to increase in both the U.S. and international markets, traffic remains below pre-COVID-19 pandemic levels, especially for international routes. Long-term industry forecasts continue to show growth and strong demand for air travel. However, further recovery likely will continue to be uneven, attributable in part to travel restrictions imposed from time-to-time to control the spread of variants of the virus. Commercial aircraft delivery rates by original equipment manufacturers appear to be increasing, most notably for narrow-body aircraft, although Boeing’s growth is constrained by the lack of certification of the Boeing 737 MAX in China. In addition, the pause in deliveries of the Boeing 787 due to production quality issues further impacts aerospace growth.

PCC’s pre-tax earnings increased $16 million in the first quarter of 2022 compared to 2021, reflecting the impact of increased revenues, partially offset by a $13 million reduction in pension plan income. The improvement in operating results also reflects the continual actions taken by management to improve operations and to prepare for more normalized demand for PCC’s products. We do not currently expect PCC’s aerospace revenues or earnings will increase significantly in the near term, primarily due to the expected lag in recovery of PCC’s manufacturing levels as a result of inventory levels within the supply chain for Boeing, and the potential for delays with the certification of the Boeing 737 MAX in China and the resumption of Boeing 787 production.

Lubrizol’s revenues were approximately $1.65 billion in the first quarter of 2022, a decrease of 2.5% compared to 2021. The decrease reflects lower sales volumes, partially offset by higher average selling prices. Sales volumes in the first quarter of 2022 were restricted by raw material supply constraints and unplanned temporary maintenance shutdowns, which limited Lubrizol’s production capabilities. The increase in average selling prices was due to escalating prices for raw materials, including oil feedstocks, as well as for utilities, packaging, shipping and freight costs.

Lubrizol’s pre-tax earnings decreased 39.8% in the first quarter of 2022 compared to 2021. Earnings in 2022 were negatively impacted by rising raw material costs and lower sales volumes and higher expenses arising from the unplanned temporary shutdowns. Earnings in the first quarter of 2021 were negatively impacted by the weather-related temporary shutdown of Additives facilities in the U.S., which resulted in various incremental and non-recurring operating costs and lost sales margins.

Marmon’s revenues were $2.6 billion in the first quarter of 2022, an increase of 26.2% compared to 2021, with nearly all business groups generating meaningful revenue increases. In particular, aggregate revenues in the first quarter of 2022 from the Electrical, Metal Services and Transportation groups increased 39% compared to 2021, attributable to higher average metals prices and sales volumes. These groups contributed over half of Marmon’s revenue increase.

Marmon’s pre-tax earnings increased 43.8% in the first quarter of 2022 compared to 2021, reflecting higher earnings from most business groups, partially offset by lower earnings from the Rail & Leasing and Medical groups. The Electrical, Transportation and Plumbing & Refrigeration groups generated the largest increases in earnings in the first quarter of 2022, primarily due to higher sales volumes and improved operating margins.

IMC’s revenues were $960 million in the first quarter of 2022, an increase of 8.5% compared to 2021. Revenues in the first quarter of 2022 reflected increased sales in most geographic regions, partially offset by unfavorable foreign currency translation effects. IMC’s pre-tax earnings increased 8.3% in the first quarter of 2022 compared to the first quarter of 2021, attributable to higher customer demand, partially offset by higher raw material costs and other operating expenses and unfavorable foreign currency translation effects.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Revenues of the building products group increased $1.1 billion (19.3%) in the first quarter of 2022 and pre-tax earnings increased $374 million (48.6%) compared to 2021. Residential housing construction demand in the U.S. continued to be relatively strong in the first quarter of 2022. We continue to be negatively affected by persistent supply chain disruptions, which limited our sales and contributed to production delays in some areas and contributed to significant cost increases for many raw materials and other inputs, including energy, freight and labor. These effects necessitated sales price increases. In the first quarter of 2022, interest rates in the U.S. increased significantly compared to the previous low-rate environment. Significant increases in mortgage interest rates will likely slow demand for new housing construction, which could adversely impact our businesses.

Clayton Homes’ revenues increased 21.3% to approximately $2.8 billion in the first quarter of 2022 compared to 2021. Revenues from home sales increased $470 million (26.6%), primarily due to higher average selling prices and changes in sales mix. New home unit sales increased 4.3% in the first quarter of 2022, reflecting higher factory-built manufactured home unit and essentially unchanged site-built home unit sales. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities, increased 3.8% in the first quarter of 2022 compared to 2021. Loan balances, net of allowances for credit losses, were approximately $19.4 billion as of March 31, 2022, an increase of approximately $600 million from December 31, 2021.

Pre-tax earnings of Clayton Homes increased $94 million (24.0%) in the first quarter of 2022 compared to 2021. Earnings in 2022 reflected higher home sales, gross margins and net interest income and relatively low credit losses, partially offset by the impact of rising manufacturing and supply chain costs.

Aggregate revenues of our other building products businesses were approximately $3.9 billion in the first quarter of 2022, an increase of $592 million (17.8%) versus 2021. The increase was primarily due to higher average selling prices driven by higher input and transportation costs, and to a lesser extent, from higher unit volumes and product mix changes for paint and coatings and commercial flooring, and strength in residential and retail insulation, commercial roofing systems and engineered products. These volume increases were partially offset by lower residential flooring products volumes.

Pre-tax earnings of our other building products businesses increased $280 million (73.9%) in the first quarter of 2022 compared to the first quarter of 2021. Earnings as a percentage of revenues in the first quarter of 2022 increased 5.4 percentage points versus 2021. Earnings in 2022 benefitted from a pre-tax gain of $94 million from a business divestiture. The increase in earnings in 2022 also reflected the impact of severe winter storms in the first quarter of 2021, which reduced sales and produced incremental production and other operating costs. Customer demand was generally strong in 2022. However, earnings were negatively impacted from the lack of availability of certain materials and other product inputs from supply chain disruptions.

Consumer products

The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance batteries (Duracell). This group also includes custom picture framing products (Larson-Juhl) and jewelry products (Richline).

Consumer products revenues increased approximately $621 million (17.2%) in the first quarter of 2022 compared to 2021. Revenues from Forest River increased 40.1% in the first quarter of 2022 compared to 2021, driven by higher average selling prices and a 6.5% increase in unit sales. Revenues of our other consumer products businesses in 2022 were generally lower than the first quarter of 2021, including a 3.5% decrease from apparel and footwear, as well as lower revenues from Duracell. These decreases reflected lower sales volumes, partly attributable to reduced inventory availability arising from production slowdowns in Asia, inbound freight delays and shortages of certain raw materials, partly offset by higher average selling prices.

Pre-tax earnings of our consumer products group declined $60 million (11.5%) in the first quarter of 2022 versus 2021 and pre-tax earnings as a percentage of revenues decreased 3.5 percentage points in 2022 compared to 2021. The decline in earnings reflected lower earnings from the apparel and footwear businesses and Duracell, partially offset by higher earnings from Forest River. Aggregate earnings from Duracell and the apparel and footwear businesses declined about 50% in the first quarter of 2022 compared to 2021. These declines were attributable to significant increases in raw material, freight, labor and other operating costs and the impact of reduced sales volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	First Quarter
	2022	2021
Revenues
Service	$4,523	$3,605
Retailing	4,592	4,353
McLane	12,515	11,622
	$21,630	$19,580
Pre-tax earnings
Service	$724	$590
Retailing	411	348
McLane	82	103
	$1,217	$1,041
Pre-tax earnings as a percentage of revenues
Service	16.0%	16.4%
Retailing	9.0%	8.0%
McLane	0.7%	0.9%

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

Service group revenues increased $918 million (25.5%) in the first quarter of 2022 compared to 2021. Revenues from TTI increased 28.9% in the first quarter of 2022 versus the first quarter of 2021, reflecting strong demand in nearly all significant markets. Revenues from aviation services (NetJets and FlightSafety) increased 23.5% in the first quarter of 2022 compared to 2021, reflecting increased training hours (38%), customer flight hours (36%) and fuel surcharges due to significant increases in fuel prices, partially offset by the effects from changes in sales mix.

Pre-tax earnings of the service group increased $134 million (22.7%) in the first quarter of 2022 compared to 2021. Pre-tax earnings as a percentage of revenues decreased 0.4 percentage points in the first quarter of 2022 compared to 2021. The earnings increase reflected increases from TTI, partially offset by lower earnings from aviation services. The earnings increase from TTI was primarily attributable to the increase in sales and improved operating cost leverage. The earnings decrease from aviation services was attributable to higher subcontracted flight, equipment maintenance and other operating costs, which more than offset the increase in revenues.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), representing 65% of our combined retailing revenue in the first quarter of 2022. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 20% of the combined retailing revenues in the first quarter of 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

Retailing group revenues increased approximately $239 million (5.5%) in the first quarter of 2022 compared to 2021. BHA’s revenues in the first quarter of 2022 increased 9.5% over the first quarter of 2021, with vehicle sales, service and repair, and finance and service contract revenues each increasing versus 2021. The increase in vehicle sales was primarily attributable to higher average vehicle transaction prices, partly offset by lower unit sales. Unit sales continue to be constrained by low new vehicle production by original equipment manufacturers, attributable to the ongoing global computer chip shortages and other supply chain disruptions. Home furnishings group revenues increased 1.6% in the first quarter of 2022 compared to 2021, attributable to higher average selling prices and lower transaction volumes.

Retailing group pre-tax earnings increased $63 million (18.1%) in the first quarter of 2022 compared to 2021. BHA’s pre-tax earnings increased 27.4% in the first quarter of 2022 compared to 2021, primarily due to increases in vehicle sales margins and finance and service contract earnings per vehicle sold, lower floorplan interest expense and from operating cost control efforts. Pre-tax earnings from BHA’s dealership operations increased 41.5% in the first quarter of 2022 compared to 2021. Aggregate pre-tax earnings for the remainder of our retailing group increased $18 million in the first quarter of 2022 compared to 2021, primarily due to higher earnings from the jewelry retailers, partly offset by lower earnings from the furniture retailers and Pampered Chef.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprised 62% of McLane’s consolidated sales in the first quarter of 2022, with foodservice representing most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on periodic revenues and earnings.

Revenues increased $893 million (7.7%) in the first quarter of 2022 compared to 2021, reflecting increases of 3.6% from the grocery business and 15.9% from the foodservice business. Pre-tax earnings decreased $21 million (20.4%) in the first quarter of 2022 compared to 2021, which was primarily attributable to higher personnel costs and fuel expense, partly offset by a slight increase in the average gross sales margin rate. McLane’s grocery and food service operating results continue to be adversely affected by upstream supply chain constraints, including the effects of labor and truck driver shortages, higher inventory costs and disruptions in inventory availability. These upstream supply chain effects, together with the personnel shortages that we have been experiencing, adversely affected our customer service levels and reduced our operating efficiencies. The increase in fuel expense was primarily attributable to significant increases in petroleum prices. We expect the current difficult operating environment to continue through 2022.

Investment and Derivative Contract Gains/Losses

A summary of investment and derivative contract gains/losses follows (dollars in millions).

	First Quarter
	2022	2021
Investment gains (losses)	$(1,735)	$5,211
Derivative contract gains (losses)	(243)	489
Gains (losses) before income taxes and noncontrolling interests	(1,978)	5,700
Income taxes and noncontrolling interests	(398)	1,007
Net earnings (loss)	$(1,580)	$4,693
Effective income tax rate	16.0%	18.8%

Investment gains/losses

Unrealized gains and losses arising from changes in market prices of investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Pre-tax investment gains/losses in the first quarter included net unrealized losses of $1.8 billion in 2022 and net unrealized gains of $4.6 billion in 2021 on securities we held at the end of the applicable period. Taxable investment gains/losses on equity securities sold in the first quarter, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were losses of $739 million in 2022 and gains of $1.8 billion in 2021.

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

Derivative contract gains/losses

Derivative contract gains/losses include the changes in fair value of our equity index put option contract liabilities, which relate to contracts that were originated before March of 2008. As of March 31, 2022, the vast majority of these contracts have expired. The gains and losses from the changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the related equity securities markets. As of March 31, 2022, the intrinsic value of our remaining equity index put option contracts was $84 million and our recorded liability at fair value was $121 million. Our ultimate payment obligations, if any, under these contracts will be determined as of the contract expiration dates based on the intrinsic value as defined in the contracts.

Other

A summary of after-tax other earnings/losses follows (in millions).

	First Quarter
	2022	2021
Equity method earnings	$307	$214
Acquisition accounting expenses	(161)	(180)
Corporate interest expense, before foreign currency effects	(70)	(80)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	522	525
Other Berkshire corporate	79	(6)
	$677	$473

After-tax equity method earnings include our proportionate share of earnings attributable to our investments in Kraft Heinz, Pilot, Berkadia, Electric Transmission of Texas and Iroquois Gas Transmission Systems. Earnings in the first quarter of 2022 increased $93 million versus 2021, primarily due to higher earnings attributable to Kraft Heinz and Pilot.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions

Foreign currency exchange rate gains and losses pertain to Berkshire’s Euro and Japanese Yen denominated debt and BHFC’s Euro and Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Berkshire corporate items consist primarily of Berkshire parent company investment income and corporate expenses, other intercompany interest income where the interest expense is included in earnings of the operating businesses and unallocated income taxes.

Financial Condition

Our consolidated balance sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity attributable to Berkshire shareholders at March 31, 2022 was $508.1 billion, an increase of $1.9 billion since December 31, 2021. Net earnings attributable to Berkshire shareholders was $5.5 billion in the first quarter of 2022, which included after-tax losses on our investments of $1.4 billion. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program does not specify a maximum number of shares to be repurchased and does not require any specified repurchase amount. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $3.2 billion in the first quarter of 2022 to repurchase shares of its Class A and B common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

At March 31, 2022, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $102.7 billion, which included $74.1 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $412.3 billion. During the first quarter of 2022, we paid cash of $51.1 billion to acquire equities securities and we received proceeds of $9.7 billion from sales of equity securities.

Our consolidated borrowings at March 31, 2022 were $119.7 billion, of which over 95% were by the Berkshire parent company, BHFC, BNSF and BHE and its subsidiaries. In the first quarter of 2022, Berkshire and certain of its subsidiaries issued term debt of approximately $7.4 billion in the aggregate.

Berkshire parent company outstanding debt outstanding at March 31, 2022 was $21.3 billion, a decrease of $122 million since December 31, 2021. In January 2022, Berkshire repaid $600 million of maturing senior notes and issued ¥128.5 billion (approximately $1.1 billion) of senior notes with maturity dates ranging from 2027 to 2052 and a weighted average interest rate of 0.5%. Berkshire’s borrowings decreased $650 million in the first quarter of 2022 from changes in foreign currency exchange rates on its non-U.S. Dollar denominated debt. Aggregate maturities of Berkshire parent company debt over the next twelve months approximates $3.9 billion, all of which is in the first quarter of 2023.

Berkshire’s insurance and other subsidiary outstanding borrowings were $23.6 billion at March 31, 2022, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $18.9 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. In March 2022, BHFC issued $4.5 billion of senior notes with maturity dates ranging from 2027 to 2052 and a weighted average interest rate of 3.4% and issued €1.25 billion of senior notes maturing in 2030 and 2034 with a weighted average interest rate of 1.8%. Aggregate maturities of BHFC debt in the second quarter of 2022 are $775 million. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.0 billion as of March 31, 2022, a decrease of $201 million from December 31, 2021. Outstanding borrowings of BHE and its subsidiaries were $51.8 billion at March 31, 2022, substantially unchanged from December 31, 2021. In April 2022, BHE issued $1.0 billion of 4.6% senior notes due in 2053 and a subsidiary issued £350 million of 3.25% notes due in 2052. Aggregate debt maturities for BHE and BNSF over the next twelve months approximate $2.6 billion. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

In the first quarter of 2022, our diverse group of businesses generated net operating cash flows of approximately $6.8 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $3.1 billion in the first quarter of 2022, which included capital expenditures by our railroad, utilities and energy businesses (BNSF and BHE) of $2.2 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. We forecast additional capital expenditures of approximately $9.4 billion over the remainder of 2022.

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as operating lease liabilities and shared aircraft repurchase liabilities of NetJets.

We are also obligated to pay claims arising from property and casualty insurance companies. Such liabilities, including amounts from retroactive reinsurance, were approximately $125 billion at March 31, 2022. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities currently recorded in our Consolidated Balance Sheet. We anticipate that these payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. As of March 31, 2022, the largest categories of our long-term contractual obligations primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF and aircraft purchase commitments of NetJets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations (Continued)

On March 21, 2022, we agreed to acquire all of the outstanding shares of Alleghany Corporation (“Alleghany”) common stock for cash consideration of approximately $11.6 billion, subject to Alleghany shareholder approval and receipt of various regulatory approvals. We currently anticipate this acquisition will close in the fourth quarter of 2022. We also have an agreement to acquire an additional 41.4% of Pilot in 2023 and agreements to acquire certain non-controlling interests of consolidated subsidiaries, which are described in Note 26 to the Consolidated Financial Statements included in Item 8 of Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2021.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2022 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2021.

Our Consolidated Balance Sheet as of March 31, 2022 includes estimated liabilities of $125.4 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2022 included goodwill of acquired businesses of $73.8 billion and indefinite-lived intangible assets of $18.5 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2021. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2021, the estimated fair values of five reporting units did not exceed our carrying values by at least 20%. The most significant of these reporting units was Precision Castparts Corp. (“PCC”). The estimated fair value of PCC was approximately $34.5 billion, exceeding our carrying value of approximately $31.1 billion by 10.7%. Our carrying value of PCC included goodwill of approximately $7.5 billion. For the four other reporting units, our aggregate estimated fair value was approximately $2.5 billion, which exceeded our aggregate carrying value of approximately $2.3 billion by 9.2%. Our carrying value of these units included goodwill of approximately $1.2 billion.

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

As of March 31, 2022, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse effects of the COVID-19 pandemic on certain of our reporting units may prove to be worse than we currently anticipate, and we may need to record goodwill or indefinite-lived intangible asset impairment charges in future periods. Making estimates of the fair value of reporting units and judgments on goodwill impairments at this time are and will likely be significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates in such instances can be subject to wide variations.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities; losses realized from derivative contracts; the occurrence of one or more catastrophic events, such as an earthquake, hurricane, act of terrorism or cyber-attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations; the frequency and severity of epidemics, pandemics or other outbreaks, including COVID-19, that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates; the adverse impacts from geopolitical events; changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries; changes in federal income tax laws; and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2022, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2021, to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the first quarter of 2022 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January
Class A common stock	625	$455,959.81	625	*
Class B common stock	73,987	$299.82	73,987	*

February
Class A common stock	1,048	$474,398.80	1,048	*
Class B common stock	3,168,329	$312.14	3,168,329	*

March
Class A common stock	332	$485,015.95	332	*
Class B common stock	3,582,355	$322.88	3,582,355	*
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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: April 30, 2022	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer