Form 10-Q
period 2022-06-30
BERKSHIRE HATHAWAY INC
filed 2022-08-08
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 26, 2022:

Class A —	599,924
Class B —	1,301,126,370

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$26,534	$85,319
Short-term investments in U.S. Treasury Bills	74,803	58,535
Investments in fixed maturity securities	21,136	16,434
Investments in equity securities	327,662	350,719
Equity method investments	17,494	17,375
Loans and finance receivables	21,877	20,751
Other receivables	39,678	35,388
Inventories	24,560	20,954
Property, plant and equipment	20,517	20,834
Equipment held for lease	15,125	14,918
Goodwill	46,951	47,117
Other intangible assets	27,992	28,486
Deferred charges - retroactive reinsurance	10,213	10,639
Other	16,302	15,854
	690,844	743,323
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,074	2,865
Receivables	4,815	4,177
Property, plant and equipment	156,771	155,530
Goodwill	26,667	26,758
Regulatory assets	4,259	3,963
Other	22,430	22,168
	219,016	215,461
	$909,860	$958,784
*	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $1.4 billion at June 30, 2022 and $61.7 billion at December 31, 2021.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$88,560	$86,664
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	37,234	38,256
Unearned premiums	25,727	23,512
Life, annuity and health insurance benefits	22,562	22,452
Other policyholder liabilities	8,998	9,330
Accounts payable, accruals and other liabilities	31,387	30,376
Aircraft repurchase liabilities and unearned lease revenues	5,907	5,849
Notes payable and other borrowings	42,640	39,272
	263,015	255,711
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	16,193	15,696
Regulatory liabilities	7,290	7,214
Notes payable and other borrowings	76,441	74,990
	99,924	97,900
Income taxes, principally deferred	77,268	90,243
Total liabilities	440,207	443,854
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,204	35,592
Accumulated other comprehensive income	(6,175)	(4,027)
Retained earnings	496,126	534,421
Treasury stock, at cost	(63,934)	(59,795)
Berkshire Hathaway shareholders’ equity	461,229	506,199
Noncontrolling interests	8,424	8,731
Total shareholders’ equity	469,653	514,930
	$909,860	$958,784

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Second Quarter		First Six Months
	2022	2021	2022	2021
Revenues:
Insurance and Other:
Insurance premiums earned	$18,087	$17,163	$35,579	$33,587
Sales and service revenues	40,220	36,743	78,082	70,441
Leasing revenues	1,887	1,447	3,559	2,771
Interest, dividend and other investment income	2,861	1,898	4,723	3,749
	63,055	57,251	121,943	110,548
Railroad, Utilities and Energy:
Freight rail transportation revenues	6,612	5,778	12,556	11,156
Energy operating revenues	4,935	4,302	9,753	9,150
Service revenues and other income	1,578	1,783	2,738	2,859
	13,125	11,863	25,047	23,165
Total revenues	76,180	69,114	146,990	133,713

Investment and derivative contract gains (losses)	(66,919)	27,394	(68,897)	33,094

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,620	12,175	26,952	23,139
Life, annuity and health insurance benefits	1,282	1,459	2,605	2,939
Insurance underwriting expenses	2,461	3,065	5,228	6,079
Cost of sales and services	31,633	28,761	61,418	55,291
Cost of leasing	1,498	982	2,730	1,864
Selling, general and administrative expenses	3,762	5,045	8,013	8,955
Interest expense	302	298	566	574
	54,558	51,785	107,512	98,841
Railroad, Utilities and Energy:
Freight rail transportation expenses	4,260	3,588	8,185	7,098
Utilities and energy cost of sales and other expenses	3,844	3,220	7,435	6,809
Other expenses	1,527	1,563	2,683	2,656
Interest expense	785	778	1,555	1,552
	10,416	9,149	19,858	18,115
Total costs and expenses	64,974	60,934	127,370	116,956
Earnings (loss) before income taxes and equity method earnings	(55,713)	35,574	(49,277)	49,851
Equity method earnings	231	147	607	398
Earnings (loss) before income taxes	(55,482)	35,721	(48,670)	50,249
Income tax expense (benefit)	(12,106)	7,296	(10,879)	9,984
Net earnings (loss)	(43,376)	28,425	(37,791)	40,265
Earnings attributable to noncontrolling interests	379	331	504	460
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(43,755)	$28,094	$(38,295)	$39,805
Net earnings (loss) per average equivalent Class A share	$(29,754)	$18,488	$(26,005)	$26,078
Net earnings (loss) per average equivalent Class B share*	$(19.84)	$12.33	$(17.34)	$17.39
Average equivalent Class A shares outstanding	1,470,577	1,519,576	1,472,628	1,526,392
Average equivalent Class B shares outstanding	2,205,865,262	2,279,363,382	2,208,942,539	2,289,587,640
*

Class B shares are economically equivalent to one-fifteen-hundredth of a Class A share. Accordingly, net earnings (loss) per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 17.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Second Quarter		First Six Months
	2022	2021	2022	2021
Net earnings (loss)	$(43,376)	$28,425	$(37,791)	$40,265
Other comprehensive income:
Unrealized appreciation of investments	(211)	12	(447)	(75)
Applicable income taxes	44	(2)	95	18
Foreign currency translation	(1,751)	312	(2,067)	27
Applicable income taxes	63	(11)	52	(14)
Defined benefit pension plans	15	43	41	104
Applicable income taxes	(4)	(9)	(9)	(29)
Other, net	68	13	155	7
Other comprehensive income, net	(1,776)	358	(2,180)	38
Comprehensive income	(45,152)	28,783	(39,971)	40,303
Comprehensive income attributable to noncontrolling interests	350	202	472	338
Comprehensive income attributable to Berkshire Hathaway shareholders	$(45,502)	$28,581	$(40,443)	$39,965

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the second quarter and first six months of 2022
Balance at December 31, 2021	$35,600	$(4,027)	$534,421	$(59,795)	$8,731	$514,930
Net earnings	—	—	5,460	—	125	5,585
Other comprehensive income, net	—	(401)	—	—	(3)	(404)
Acquisition of common stock	—	—	—	(3,111)	—	(3,111)
Transactions with noncontrolling interests	(6)	—	—	—	(129)	(135)
Balance at March 31, 2022	$35,594	$(4,428)	$539,881	$(62,906)	$8,724	$516,865
Net earnings (loss)	—	—	(43,755)	—	379	(43,376)
Other comprehensive income, net	—	(1,747)	—	—	(29)	(1,776)
Acquisition of common stock	—	—	—	(1,028)	—	(1,028)
Transactions with noncontrolling interests	(382)	—	—	—	(650)	(1,032)
Balance at June 30, 2022	$35,212	$(6,175)	$496,126	$(63,934)	$8,424	$469,653

For the second quarter and first six months of 2021
Balance at December 31, 2020	$35,634	$(4,243)	$444,626	$(32,853)	$8,172	$451,336
Net earnings	—	—	11,711	—	129	11,840
Other comprehensive income, net	—	(327)	—	—	7	(320)
Acquisition of common stock	—	—	—	(6,565)	—	(6,565)
Transactions with noncontrolling interests	4	—	—	—	(119)	(115)
Balance at March 31, 2021	$35,638	$(4,570)	$456,337	$(39,418)	$8,189	$456,176
Net earnings	—	—	28,094	—	331	28,425
Other comprehensive income, net	—	351	—	—	7	358
Acquisition of common stock	—	—	—	(6,028)	—	(6,028)
Transactions with noncontrolling interests	5	—	—	—	(136)	(131)
Balance at June 30, 2021	$35,643	$(4,219)	$484,431	$(45,446)	$8,391	$478,800

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Six Months
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$(37,791)	$40,265
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment (gains) losses	68,589	(32,384)
Depreciation and amortization	5,413	5,345
Other	(2,586)	33
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	1,505	2,357
Deferred charges - retroactive reinsurance	426	473
Unearned premiums	2,384	2,375
Receivables and originated loans	(6,372)	(4,825)
Other assets	(4,686)	(909)
Other liabilities	1,467	(664)
Income taxes	(12,988)	7,493
Net cash flows from operating activities	15,361	19,559
Cash flows from investing activities:
Purchases of equity securities	(57,269)	(3,589)
Sales of equity securities	12,044	8,596
Purchases of U.S. Treasury Bills and fixed maturity securities	(100,355)	(99,731)
Sales of U.S. Treasury Bills and fixed maturity securities	54,637	10,814
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	23,681	77,541
Purchases of loans and finance receivables	(22)	(56)
Collections of loans and finance receivables	130	218
Acquisitions of businesses, net of cash acquired	(103)	(104)
Purchases of property, plant and equipment and equipment held for lease	(6,833)	(5,663)
Other	(83)	541
Net cash flows from investing activities	(74,173)	(11,433)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	6,972	2,949
Repayments of borrowings of insurance and other businesses	(1,440)	(2,481)
Proceeds from borrowings of railroad, utilities and energy businesses	3,189	1,464
Repayments of borrowings of railroad, utilities and energy businesses	(1,374)	(2,546)
Changes in short term borrowings, net	(85)	(65)
Acquisition of treasury stock	(4,191)	(12,560)
Other	(1,464)	(339)
Net cash flows from financing activities	1,607	(13,578)
Effects of foreign currency exchange rate changes	(277)	(112)
Increase (decrease) in cash and cash equivalents and restricted cash	(57,482)	(5,564)
Cash and cash equivalents and restricted cash at beginning of year*	88,706	48,396
Cash and cash equivalents and restricted cash at end of second quarter*	$31,224	$42,832
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of year—
Insurance and Other	$85,319	$44,714
Railroad, Utilities and Energy	2,865	3,276
Restricted cash included in other assets	522	406
	$88,706	$48,396
End of second quarter—
Insurance and Other	$26,534	$38,924
Railroad, Utilities and Energy	4,074	3,374
Restricted cash included in other assets	616	534
	$31,224	$42,832

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Financial information in this Quarterly Report reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Given the size of our equity security investment portfolio, changes in market prices and the related changes in unrealized gains and losses on equity securities will produce significant volatility in our interim and annual earnings. In addition, gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies and the magnitude of asset impairment charges may cause significant variations in periodic net earnings.

To varying degrees, the COVID-19 pandemic continues to affect our operating businesses. Significant government and private sector actions have been taken since 2020 to control the spread and mitigate the economic effects of the virus. Actions in the latter part of 2021 and during 2022 included temporary business closures or restrictions of business activities in various parts of the world in response to the emergence of variants of the virus. Notwithstanding these efforts, significant disruptions of supply chains and higher costs have persisted in 2022. Further, the development of geopolitical conflicts in 2022 have contributed to disruptions of supply chains, resulting in cost increases for commodities, goods and services in many parts of the world. The economic effects from these events over longer terms cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts, may be subject to significant adjustments in future periods.

Note 2. New accounting pronouncements

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts” (“ASU 2018-12”). ASU 2018-12 requires reassessment of cash flow assumptions at least annually and revision of discount rate assumptions each reporting period in valuing policyholder liabilities of long-duration contracts. Under ASU 2018-12, the effects from changes in cash flow assumptions are reflected in earnings and the effects from changes in discount rate assumptions are reflected in other comprehensive income. Currently, the cash flow and discount rate assumptions are set at the contract inception date and not subsequently changed, except under limited circumstances. ASU 2018-12 is to be applied retrospectively to the earliest period presented in the financial statements, will require new disclosures and is effective for fiscal years beginning after December 15, 2022, with early adoption permitted.

We will adopt ASU 2018-12 as of January 1, 2023 using the modified retrospective method, whereby revised cash flow and discount rate assumptions as of January 1, 2021 (the transition date) are applied to contracts then in-force, with liabilities then remeasured as provided under the standard. The cumulative effects from discount rate assumption changes as of the transition date will be recorded in accumulated other comprehensive income and the cumulative effect from cash flow assumption changes will be recorded in retained earnings. While we have not finalized our assessment of the impact of the adoption as of the transition date, we currently believe that the changes in discount rate assumptions will have a greater effect on our recorded liabilities than changes in cash flow assumptions. We currently estimate that as of January 1, 2021, the adoption of ASU 2018-12 will reduce our consolidated shareholders’ equity between $6 billion and $7 billion from the amount previously reported, primarily due to the low interest rate environment at that time. However, the ultimate impact of adopting ASU 2018-12 will be based on the discount rate and cash flow assumptions determined as of the January 1, 2023 adoption date. We, therefore, continue to evaluate the effect this standard will have on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities as of June 30, 2022 and December 31, 2021 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
U.S. Treasury, U.S. government corporations and agencies	$8,893	$7	$(159)	$8,741
Foreign governments	10,935	14	(122)	10,827
Corporate bonds	993	257	(3)	1,247
Other	293	30	(2)	321
	$21,114	$308	$(286)	$21,136
December 31, 2021
U.S. Treasury, U.S. government corporations and agencies	$3,286	$22	$(5)	$3,303
Foreign governments	10,998	29	(33)	10,994
Corporate bonds	1,363	412	(1)	1,774
Other	317	47	(1)	363
	$15,964	$510	$(40)	$16,434

Investments in foreign governments include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2022, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at June 30, 2022 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$10,305	$10,057	$460	$84	$208	$21,114
Fair value	10,220	9,888	702	92	234	21,136

Note 4. Investments in equity securities

Investments in equity securities as of June 30, 2022 and December 31, 2021 are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2022*
Banks, insurance and finance	$36,837	$39,655	$76,492
Consumer products	41,785	118,294	160,079
Commercial, industrial and other	71,100	19,991	91,091
	$149,722	$177,940	$327,662

*

Approximately 69% of the aggregate fair value was concentrated in five companies (American Express Company – $21.0 billion; Apple Inc. – $125.1 billion; Bank of America Corporation – $32.2 billion; The Coca-Cola Company – $25.2 billion and Chevron Corporation – $23.7 billion).

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

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities (Continued)

As of June 30, 2022, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 20.2% of the American Express outstanding common stock. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors and agreed to passivity commitments to the Board of Governors of the Federal Reserve System, which collectively restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we have not applied the equity method of accounting with respect to our investment in American Express and continue to record our investment at fair value.

Our equity security investments also include Occidental Petroleum Corporation (“Occidental”) Cumulative Perpetual Preferred Stock with an aggregate liquidation value of $10 billion and warrants to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference, plus any accumulated and unpaid dividends and is mandatorily redeemable under specified events. Dividends on the preferred stock are payable in cash or, at Occidental’s option, in shares of Occidental common stock. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock. During the first six months of 2022, we also acquired approximately 17% of the outstanding common stock of Occidental, which had a fair value of $9.3 billion as of June 30, 2022.

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

We recorded equity method earnings from our investment in Kraft Heinz of $71 million in the second quarter and $277 million in the first six months of 2022. We recorded an equity method loss of $7 million in the second quarter and earnings of $143 million in the first six months of 2021. We received dividends on the common stock of $260 million in the first six months of both 2022 and 2021, which were recorded as reductions to the carrying value of our investment.

Shares of Kraft Heinz common stock are publicly traded and the fair value of our investment was approximately $12.4 billion at June 30, 2022 and $11.7 billion at December 31, 2021. The carrying value of our investment was approximately $13.0 billion at June 30, 2022 and $13.1 billion at December 31, 2021. As of June 30, 2022, the carrying value of our investment exceeded the fair value based on the quoted market price by 5% of the carrying value. We evaluated our investment in Kraft Heinz for impairment as of June 30, 2022. Based on the prevailing facts and circumstances, we concluded recognition of an impairment loss in earnings was not required.

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	June 25, 2022	December 25, 2021
Assets	$91,676	$93,394
Liabilities	42,674	43,942

	Second Quarter		First Six Months
	2022	2021	2022	2021
Sales	$6,554	$6,615	$12,599	$13,009
Net earnings (loss) attributable to Kraft Heinz common shareholders	265	(27)	1,041	536

Other investments that we account for pursuant to the equity method include Berkadia Commercial Mortgage LLC (“Berkadia”), Pilot Travel Centers LLC (“Pilot”), Electric Transmission Texas, LLC (“ETT”) and Iroquois Gas Transmission System L.P. (“Iroquois”). The aggregate carrying value of these investments was approximately $4.5 billion as of June 30, 2022 and $4.3 billion as of December 31, 2021. We recorded equity method earnings from these entities in the first six months of $330 million in 2022 and $255 million in 2021. We received aggregate distributions in the first six months of $137 million in 2022 and $982 million in 2021, including a special distribution received from Pilot of $849 million in the first quarter of 2021. Additional information concerning these investments follows.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity method investments (Continued)

We own a 50% interest in Berkadia, with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. A source of funding for Berkadia’s operations is through commercial paper, which was $1.47 billion at June 30, 2022 and is limited to $1.5 billion. Berkadia’s commercial paper is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy. Berkshire Hathaway Energy (“BHE”) subsidiaries own 50% noncontrolling interests in ETT, an owner and operator of electric transmission assets in Texas, and Iroquois, which owns and operates a natural gas pipeline located in New York and Connecticut.

We own a 38.6% interest in Pilot, headquartered in Knoxville, Tennessee. Pilot operates travel centers in North America through more than 800 retail locations across 44 U.S. states and six Canadian provinces and is a leading supplier of fuel to third parties. The Haslam family currently owns a 50.1% interest in Pilot and a third party owns the remaining 11.3% interest. We have an agreement to acquire an additional 41.4% interest in Pilot in 2023, with the Haslam family retaining a 20% interest. As a result, Berkshire will become the majority owner of Pilot in 2023.

Note 6. Investment and derivative contract gains/losses

Investment and derivative contract gains/losses in the second quarter and first six months of 2022 and 2021 are summarized as follows (in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$(66,860)	$27,014	$(68,548)	$31,548
Investment gains on securities sold during the period	32	144	34	670
	(66,828)	27,158	(68,514)	32,218
Fixed maturity securities:
Gross realized gains	6	15	12	35
Gross realized losses	(27)	(12)	(76)	(13)
Other	(5)	12	(11)	144
Investment gains (losses)	(66,854)	27,173	(68,589)	32,384
Derivative contract gains (losses)	(65)	221	(308)	710
	$(66,919)	$27,394	$(68,897)	$33,094

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $12.0 billion in the first six months of 2022 and $8.6 billion in the first six months of 2021. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. Taxable gains/losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Equity securities sold produced taxable gains of $76 million in the second quarter of 2022 and taxable losses of $663 million in the first six months of 2022 compared to taxable gains of $228 million in the second quarter and $2.0 billion in the first six months of 2021.

Our derivative contract gains and losses derive from equity index put option contracts written prior to March 2008 on four major equity indexes. As of June 30, 2022, we had six open contracts, which had an aggregate fair value liability of $186 million and an aggregate notional value of $2.5 billion.

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	June 30, 2022	December 31, 2021
Loans and finance receivables before allowances and discounts	$23,238	$22,065
Allowances for credit losses	(803)	(765)
Unamortized acquisition discounts and points	(558)	(549)
	$21,877	$20,751

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, site-built home loans and commercial loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first six months of 2022 and 2021 follow (in millions).

	First Six Months
	2022	2021
Balance at beginning of year	$765	$712
Provision for credit losses	50	49
Charge-offs, net of recoveries	(12)	(22)
Balance at June 30	$803	$739

As of June 30, 2022, approximately 99% of manufactured and site-built home loans were evaluated collectively for impairment. As of June 30, 2022, we considered approximately 97% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of June 30, 2022 follows (in millions).

	Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Performing	$3,322	$3,807	$2,972	$2,098	$1,588	$7,480	$21,267
Non-performing	1	4	7	7	6	43	68
	$3,323	$3,811	$2,979	$2,105	$1,594	$7,523	$21,335

We are also party to two commercial loan agreements with an aggregate carrying value of $1.9 billion at June 30, 2022 and December 31, 2021. The larger of these loans is with Seritage Growth Properties (“Seritage”), which had a carrying value of $1.44 billion as of June 30, 2022 and December 31, 2021. The Seritage loan is pursuant to a $2.0 billion term loan facility and the outstanding loan is secured by mortgages on its real estate properties. The Seritage loan agreement, as amended, allows optional loan prepayments without penalty and further provides Seritage with the option to extend the maturity of the loan to July 31, 2025, if the outstanding principal has been reduced to $800 million by the original expiration date of July 31, 2023. Each of these commercial loans is current as to payment status.

Note 8. Other receivables

Other receivables are comprised of the following (in millions).

	June 30, 2022	December 31, 2021
Insurance and other:
Insurance premiums receivable	$17,391	$15,050
Reinsurance recoverables	4,836	4,900
Trade receivables	14,511	12,971
Other	3,648	3,146
Allowances for credit losses	(708)	(679)
	$39,678	$35,388
Railroad, utilities and energy:
Trade receivables	$4,167	$3,678
Other	789	650
Allowances for credit losses	(141)	(151)
	$4,815	$4,177

Notes to Consolidated Financial Statements (Continued)

Note 8. Other receivables (Continued)

Provisions for credit losses in the first six months with respect to receivables summarized above were $211 million in 2022 and $209 million in 2021. Charge-offs, net of recoveries, in the first six months were $189 million in 2022 and $171 million in 2021.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2022	December 31, 2021
Raw materials	$6,558	$5,743
Work in process and other	3,750	3,192
Finished manufactured goods	5,396	4,530
Goods acquired for resale	8,856	7,489
	$24,560	$20,954

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	June 30, 2022	December 31, 2021
Land, buildings and improvements	$14,055	$14,070
Machinery and equipment	26,082	26,063
Furniture, fixtures and other	4,872	4,640
	45,009	44,773
Accumulated depreciation	(24,492)	(23,939)
	$20,517	$20,834

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	June 30, 2022	December 31, 2021
Railroad:
Land, track structure and other roadway	$65,821	$65,843
Locomotives, freight cars and other equipment	15,957	13,822
Construction in progress	1,186	1,027
	82,964	80,692
Accumulated depreciation	(16,988)	(14,978)
	65,976	65,714
Utilities and energy:
Utility generation, transmission and distribution systems	90,810	90,223
Interstate natural gas pipeline assets	17,547	17,423
Independent power plants and other assets	14,488	13,695
Construction in progress	4,774	4,196
	127,619	125,537
Accumulated depreciation	(36,824)	(35,721)
	90,795	89,816
	$156,771	$155,530

Depreciation expense for the first six months of 2022 and 2021 is summarized below (in millions).

	First Six Months
	2022	2021
Insurance and other	$1,127	$1,148
Railroad, utilities and energy	3,091	2,990
	$4,218	$4,138

Notes to Consolidated Financial Statements (Continued)

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft, over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	June 30, 2022	December 31, 2021
Railcars	$9,558	$9,448
Aircraft	9,798	9,234
Other	5,116	5,053
	24,472	23,735
Accumulated depreciation	(9,347)	(8,817)
	$15,125	$14,918

Depreciation expense for equipment held for lease in the first six months was $593 million in 2022 and $570 million in 2021. Fixed and variable operating lease revenues for the second quarter and first six months of 2022 and 2021 are summarized below (in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Fixed lease revenue	$1,264	$1,105	$2,452	$2,167
Variable lease revenue	623	342	1,107	604
	$1,887	$1,447	$3,559	$2,771

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first six months of 2022 and for the year ended December 31, 2021 follow (in millions).

	June 30, 2022	December 31, 2021
Balance at beginning of year	$73,875	$73,734
Business acquisitions	35	353
Other, including foreign currency translation	(292)	(212)
Balance at end of period*	$73,618	$73,875

*	Net of accumulated goodwill impairments of $11.0 billion as of June 30, 2022 and December 31, 2021.

The gross carrying amounts and related accumulated amortization of other intangible assets are summarized as follows (in millions).

	June 30, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$27,308	$6,763	$20,545	$27,335	$6,450	$20,885
Trademarks and trade names	5,174	811	4,363	5,176	802	4,374
Patents and technology	4,846	3,598	1,248	4,763	3,484	1,279
Other	3,304	1,468	1,836	3,390	1,442	1,948
	$40,632	$12,640	$27,992	$40,664	$12,178	$28,486
Railroad, utilities and energy:
Customer relationships	$678	$412	$266	$678	$396	$282
Trademarks, trade names and other	1,014	168	846	1,015	146	869
	$1,692	$580	$1,112	$1,693	$542	$1,151

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible asset amortization expense in the first six months was $602 million in 2022 and $637 million in 2021. Intangible assets with indefinite lives were $18.4 billion as of June 30, 2022 and $18.5 billion as of December 31, 2021 and primarily related to certain customer relationships and trademarks and trade names.

Note 13. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 14), for each of the six-month periods ending June 30, 2022 and 2021 follows (in millions).

	2022	2021
Balances at beginning of year:
Gross liabilities	$86,664	$79,854
Reinsurance recoverable on unpaid losses	(2,960)	(2,912)
Net liabilities	83,704	76,942
Incurred losses and loss adjustment expenses:
Current accident year	27,427	23,651
Prior accident years	(887)	(1,064)
Total	26,540	22,587
Paid losses and loss adjustment expenses:
Current accident year	(10,085)	(8,406)
Prior accident years	(13,820)	(11,169)
Total	(23,905)	(19,575)
Foreign currency effect	(568)	31
Balances at June 30:
Net liabilities	85,771	79,985
Reinsurance recoverable on unpaid losses	2,789	2,973
Gross liabilities	$88,560	$82,958

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Incurred and paid losses and loss adjustment expenses are net of reinsurance recoveries. In the first six months, we recorded net reductions of estimated ultimate liabilities for prior accident years of $887 million in 2022 and $1.1 billion in 2021, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 1.1% in 2022 and 1.4% in 2021.

Estimated ultimate liabilities for prior accident years from primary insurance in the first six months were reduced by $313 million in 2022 and $1.1 billion in 2021. The reductions in each period derived primarily from private passenger automobile, medical professional liability and workers’ compensation claims and in 2022 were partly offset by increases in ultimate liabilities for other casualty claims. Estimated ultimate liabilities for prior years attributable to property and casualty reinsurance in the first six months decreased $574 million in 2022 and increased $35 million in 2021.

Notes to Consolidated Financial Statements (Continued)

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, when applicable, after a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses (“claim liabilities”) and related deferred charges for each of the six-month periods ending June 30, 2022 and 2021 follow (in millions).

	2022		2021
	Unpaid losses and loss adjustment expenses	Deferred charges - retroactive reinsurance	Unpaid losses and loss adjustment expenses	Deferred charges - retroactive reinsurance
Balances at beginning of year	$38,256	$(10,639)	$40,966	$(12,441)
Incurred losses and loss adjustment expenses:
Current year contracts	—	—	82	—
Prior years’ contracts	(14)	426	(3)	473
Total	(14)	426	79	473
Paid losses and loss adjustment expenses	(1,008)	—	(808)	—
Balances at June 30	$37,234	$(10,213)	$40,237	$(11,968)
Incurred losses and loss adjustment expenses, net of deferred charges	$412		$552

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts, which reflect when our exposure to losses began. Incurred losses and loss adjustment expenses in the first six months for prior years’ contracts were $412 million in 2022 and $470 million in 2021 and included recurring amortization of deferred charges and the effect of changes in the timing and amount of expected future loss payments. Currently, our largest retroactive reinsurance contract is between our subsidiary, National Indemnity Company, and certain subsidiaries of American International Group, Inc. (collectively, “AIG”). Our estimated claim liabilities with regard to the AIG contract were approximately $15.2 billion at June 30, 2022 and $15.8 billion at December 31, 2021. Deferred charges related to the AIG contract were $4.24 billion at June 30, 2022 and $4.45 billion at December 31, 2021.

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2022.

	Weighted Average Interest Rate	June 30, 2022	December 31, 2021
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2023-2047	3.3%	$6,225	$6,820
Euro denominated due 2023-2041	1.0%	7,189	7,792
Japanese Yen denominated due 2023-2060	0.6%	6,706	6,797
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,455	10,758
Great Britain Pound denominated due 2039-2059	2.5%	2,093	2,325
Euro denominated due 2030-2034	1.8%	1,304	—
Other subsidiary borrowings due 2022-2045	4.1%	4,375	4,438
Subsidiary short-term borrowings	3.7%	293	342
		$42,640	$39,272

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings (Continued)

In January 2022, Berkshire repaid $600 million of maturing senior notes and issued ¥128.5 billion (approximately $1.1 billion) of senior notes with maturity dates ranging from 2027 to 2052 and a weighted average interest rate of 0.5%. Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. In March 2022, BHFC issued $4.5 billion of senior notes with maturity dates ranging from 2027 to 2052 with a weighted average interest rate of 3.4% and €1.25 billion (approximately $1.4 billion) of senior notes maturing in 2030 and 2034 with a weighted average interest rate of 1.8%. In May 2022, BHFC repaid $775 million of maturing senior notes.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€8.15 billion, £1.75 billion and ¥914 billion par at June 30, 2022) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates resulted in pre-tax gains of $1.4 billion in the second quarter and $2.1 billion in the first six months of 2022 as compared to pre-tax losses of $45 million in the second quarter and pre-tax gains of $675 million in the first six months of 2021.

Berkshire also guarantees debt of other subsidiaries, aggregating approximately $3.8 billion at June 30, 2022. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

	Weighted Average Interest Rate	June 30, 2022	December 31, 2021
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2053	4.3%	$13,992	$13,003
Subsidiary and other debt due 2022-2064	4.1%	37,125	36,759
Short-term borrowings	2.8%	1,948	2,009
Burlington Northern Santa Fe ("BNSF") and subsidiaries due 2022-2097	4.5%	23,376	23,219
		$76,441	$74,990

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In April 2022, BHE issued $1.0 billion of 4.6% senior notes due in 2053. During the first six months of 2022, BHE subsidiaries issued approximately $1.3 billion of term debt with a weighted average interest rate of 3.5% and maturity dates ranging from 2024 to 2052.

BNSF’s borrowings are primarily senior unsecured debentures. In June 2022, BNSF issued $1.0 billion of 4.45% debentures due in 2053. During the first six months of 2022, BNSF repaid $800 million of term debt. As of June 30, 2022, BNSF, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

Our subsidiaries have unused lines of credit and commercial paper capacity to support short-term borrowing programs and provide additional liquidity. Unused lines of credit were approximately $10.3 billion at June 30, 2022, which included approximately $8.8 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2022 and December 31, 2021, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$8,741	$8,741	$8,704	$37	$—
Foreign governments	10,827	10,827	10,367	460	—
Corporate bonds	1,247	1,247	—	1,247	—
Other	321	321	—	321	—
Investments in equity securities	327,662	327,662	315,715	7	11,940
Investment in Kraft Heinz common stock	12,959	12,412	12,412	—	—
Loans and finance receivables	21,877	22,827	—	2,048	20,779
Derivative contract assets (1)	669	669	27	541	101
Derivative contract liabilities (1)	617	617	14	345	258
Notes payable and other borrowings:
Insurance and other	42,640	39,474	—	39,430	44
Railroad, utilities and energy	76,441	73,513	—	73,513	—
December 31, 2021
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,303	$3,303	$3,261	$42	$—
Foreign governments	10,994	10,994	10,286	708	—
Corporate bonds	1,774	1,774	—	1,774	—
Other	363	363	—	363	—
Investments in equity securities	350,719	350,719	339,225	8	11,486
Investment in Kraft Heinz common stock	13,112	11,683	11,683	—	—
Loans and finance receivables	20,751	22,174	—	2,178	19,996
Derivative contract assets (1)	329	329	6	230	93
Derivative contract liabilities (1)	376	376	2	150	224
Notes payable and other borrowings:
Insurance and other	39,272	42,339	—	42,292	47
Railroad, utilities and energy	74,990	87,065	—	87,065	—

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021 follow (in millions).

	Balance at beginning of year	Gains included in earnings	Acquisitions, dispositions and settlements	Transfers out of Level 3	Balance at June 30
Investments in equity securities:
2022	$11,480	$455	$—	$—	$11,935
2021	8,978	1,559	1,100	—	11,637

Equity index put option contract liabilities:
2021	(1,065)	710	—	—	(355)

Quantitative information as of June 30, 2022 with respect to significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$10,051	Discounted cash flow	Expected duration	7 years
			Discount for transferability restrictions and subordination	372 bps
Common stock warrants	1,884	Warrant pricing model	Expected duration	7 years
			Volatility	38%

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

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first six months of 2022 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2021	665,901	(48,788)	617,113	1,488,292,852	(197,818,349)	1,290,474,503
Conversions of Class A common stock to Class B common stock	(11,544)	—	(11,544)	17,316,000	—	17,316,000
Treasury stock acquired	—	(4,402)	(4,402)	—	(6,850,133)	(6,850,133)
Balances at June 30, 2022	654,357	(53,190)	601,167	1,505,608,852	(204,668,482)	1,300,940,370

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,468,461 shares outstanding as of June 30, 2022 and 1,477,429 shares outstanding as of December 31, 2021.

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

Note 18. Income taxes

Our consolidated effective income tax rates were 21.8% in the second quarter and 22.4% in the first six months of 2022 compared to 20.4% in the second quarter and 19.9% in the first six months of 2021. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 19. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the six months ending June 30, 2022 and 2021 follows (in millions).

	Unrealized appreciation of fixed maturity securities, net	Foreign currency translation	Defined benefit pension plans	Other	Accumulated other comprehensive income
First six months of 2022
Balance at beginning of year	$369	$(4,092)	$(347)	$43	$(4,027)
Other comprehensive income, net	(352)	(1,971)	27	148	(2,148)
Balance at end of period	$17	$(6,063)	$(320)	$191	$(6,175)

First six months of 2021
Balance at beginning of year	$536	$(3,082)	$(1,645)	$(52)	$(4,243)
Other comprehensive income, net	(58)	(1)	73	10	24
Balance at end of period	$478	$(3,083)	$(1,572)	$(42)	$(4,219)

Note 20. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Six Months
	2022	2021
Cash paid during the period for:
Income taxes	$1,951	$2,508
Interest:
Insurance and other	567	699
Railroad, utilities and energy	1,564	1,580

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

Berkshire and Alleghany Corporation (“Alleghany”) entered into a definitive agreement and plan of merger dated as of March 20, 2022, whereby Berkshire will acquire all of Alleghany’s outstanding common stock for cash of approximately $11.6 billion. The Alleghany shareholders voted to approve and adopt the agreement and plan of merger on June 9, 2022. The acquisition of Alleghany is expected to close in the fourth quarter of 2022 and is subject to the receipt of various regulatory approvals and customary closing conditions. Alleghany owns property and casualty reinsurance and insurance businesses as well as a diverse portfolio of non-financial businesses.

In June 2022, BHE acquired the BHE common stock held by Greg Abel, Berkshire’s Vice Chairman - non-insurance operations, for $870 million. The purchase was pursuant to the terms of a shareholders agreement between Berkshire, BHE and BHE’s non-controlling shareholders. Berkshire recorded a charge of $362 million to capital in excess of par value for the excess of the consideration paid over the carrying value of the acquired noncontrolling interest.

Notes to Consolidated Financial Statements (Continued)

Note 22. Revenues from contracts with customers

We recognize revenue when a good or service is transferred to a customer. A good or service is transferred when or as the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers. The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the second quarter and first six months of 2022 and 2021 (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending June 30, 2022
Manufactured products:
Industrial and commercial products	$6,142	$—	$48	$—	$—	$—	$6,190
Building products	5,970	—	—	—	—	—	5,970
Consumer products	5,509	—	—	—	—	—	5,509
Grocery and convenience store distribution	—	7,979	—	—	—	—	7,979
Food and beverage distribution	—	5,002	—	—	—	—	5,002
Auto sales	—	—	2,675	—	—	—	2,675
Other retail and wholesale distribution	818	—	4,265	—	—	—	5,083
Service	302	248	1,078	6,596	1,561	—	9,785
Electricity and natural gas	—	—	—	—	4,740	—	4,740
Total	18,741	13,229	8,066	6,596	6,301	—	52,933
Other revenues	995	33	1,527	16	212	20,464	23,247
	$19,736	$13,262	$9,593	$6,612	$6,513	$20,464	$76,180

Six months ending June 30, 2022
Manufactured products:
Industrial and commercial products	$12,074	$—	$97	$—	$—	$—	$12,171
Building products	11,389	—	—	—	—	—	11,389
Consumer products	10,602	—	—	—	—	—	10,602
Grocery and convenience store distribution	—	15,685	—	—	—	—	15,685
Food and beverage distribution	—	9,564	—	—	—	—	9,564
Auto sales	—	—	5,202	—	—	—	5,202
Other retail and wholesale distribution	1,540	—	8,440	—	—	—	9,980
Service	566	462	2,084	12,527	2,673	—	18,312
Electricity and natural gas	—	—	—	—	9,454	—	9,454
Total	36,171	25,711	15,823	12,527	12,127	—	102,359
Other revenues	1,950	65	2,861	29	364	39,362	44,631
	$38,121	$25,776	$18,684	$12,556	$12,491	$39,362	$146,990

Notes to Consolidated Financial Statements (Continued)

Note 22. Revenues from contracts with customers (Continued)

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending June 30, 2021
Manufactured products:
Industrial and commercial products	$5,586	$—	$49	$—	$—	$—	$5,635
Building products	5,114	—	—	—	—	—	5,114
Consumer products	4,604	—	—	—	—	—	4,604
Grocery and convenience store distribution	—	7,729	—	—	—	—	7,729
Food and beverage distribution	—	4,356	—	—	—	—	4,356
Auto sales	—	—	2,750	—	—	—	2,750
Other retail and wholesale distribution	754	—	4,008	—	—	—	4,762
Service	370	183	1,053	5,763	1,593	—	8,962
Electricity and natural gas	—	—	—	—	4,198	—	4,198
Total	16,428	12,268	7,860	5,763	5,791	—	48,110
Other revenues	947	27	1,094	15	294	18,627	21,004
	$17,375	$12,295	$8,954	$5,778	$6,085	$18,627	$69,114

Six months ending June 30, 2021
Manufactured products:
Industrial and commercial products	$10,949	$—	$99	$—	$—	$—	$11,048
Building products	9,513	—	—	—	—	—	9,513
Consumer products	8,767	—	—	—	—	—	8,767
Grocery and convenience store distribution	—	15,171	—	—	—	—	15,171
Food and beverage distribution	—	8,360	—	—	—	—	8,360
Auto sales	—	—	5,062	—	—	—	5,062
Other retail and wholesale distribution	1,457	—	7,664	—	—	—	9,121
Service	699	334	1,987	11,128	2,633	—	16,781
Electricity and natural gas	—	—	—	—	8,910	—	8,910
Total	31,385	23,865	14,812	11,128	11,543	—	92,733
Other revenues	1,870	52	2,085	28	466	36,479	40,980
	$33,255	$23,917	$16,897	$11,156	$12,009	$36,479	$133,713

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of June 30, 2022 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$4,019	$22,226	$26,245
Other sales and service contracts	1,642	2,789	4,431

Notes to Consolidated Financial Statements (Continued)

Note 23. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. Revenues and earnings before income taxes by segment for the second quarter and first six months of 2022 and 2021 were as follows (in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$9,807	$9,546	$19,361	$18,469
Berkshire Hathaway Primary Group	3,313	2,755	6,431	5,409
Berkshire Hathaway Reinsurance Group	4,967	4,862	9,787	9,709
Investment income	2,284	1,459	3,648	2,873
Total insurance	20,371	18,622	39,227	36,460
BNSF	6,640	5,809	12,608	11,210
BHE	6,518	6,085	12,501	12,009
Manufacturing	19,772	17,412	38,193	33,325
McLane	13,262	12,295	25,777	23,917
Service and retailing	9,617	8,977	18,732	16,935
	76,180	69,200	147,038	133,856
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	—	(86)	(48)	(143)
	$76,180	$69,114	$146,990	$133,713

	Second Quarter		First Six Months
	2022	2021	2022	2021
Earnings (Loss) Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$(487)	$626	$(665)	$1,649
Berkshire Hathaway Primary Group	242	166	334	372
Berkshire Hathaway Reinsurance Group	967	(327)	1,123	(590)
Investment income	2,283	1,456	3,644	2,868
Total insurance	3,005	1,921	4,436	4,299
BNSF	2,151	1,979	3,960	3,638
BHE	564	739	1,240	1,422
Manufacturing	3,028	2,714	5,852	5,150
McLane	76	84	158	187
Service and retailing	1,199	1,186	2,334	2,124
	10,023	8,623	17,980	16,820
Reconciliation of segments to consolidated amount
Investment and derivative gains (losses)	(66,919)	27,394	(68,897)	33,094
Interest expense, not allocated to segments	(100)	(144)	(204)	(258)
Equity method investments	231	147	607	398
Corporate, eliminations and other	1,283	(299)	1,844	195
	$(55,482)	$35,721	$(48,670)	$50,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings/loss attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Insurance – underwriting	$581	$376	$628	$1,140
Insurance – investment income	1,906	1,219	3,076	2,427
Railroad	1,664	1,516	3,035	2,767
Utilities and energy	766	740	1,516	1,443
Manufacturing, service and retailing	3,249	3,004	6,274	5,623
Investment and derivative contract gains (losses)	(53,038)	21,408	(54,618)	26,101
Other	1,117	(169)	1,794	304
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(43,755)	$28,094	$(38,295)	$39,805

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

In varying degrees, the COVID-19 pandemic continues to affect our operating businesses. Significant government and private sector actions have been taken since 2020 to control the spread and mitigate the economic effects of the virus. Actions in the latter part of 2021 and during 2022 included periodic temporary business closures or restrictions of business activities in various parts of the world in response to the emergence of variants of the virus. Notwithstanding these efforts, significant disruptions of supply chains and higher costs have persisted. Further, geopolitical conflicts, including the Russia-Ukraine conflict, have developed in 2022. While direct losses to-date have not been material to consolidated results, these events had indirect impacts by contributing to the disruptions of global supply chains, resulting in cost increases for goods and services in parts of the world where we operate. We cannot reliably predict future economic effects of these events on our businesses or when our operations will normalize. Nor can we reliably predict how these events will alter the future consumption patterns of consumers and businesses we serve.

Insurance underwriting after-tax earnings increased $205 million (54.5%) in the second quarter and decreased $512 million (44.9%) in the first six months of 2022 versus 2021. In each period, underwriting earnings from GEICO declined, primarily attributable to increases in claims frequencies and severities and lower reductions of ultimate claim estimates for prior years’ losses. Underwriting earnings in 2022 from reinsurance activities increased compared to 2021, reflecting foreign currency exchange rate gains arising from the remeasurement of non-U.S. Dollar denominated liabilities on insurance contracts of our U.S. insurance subsidiaries due to strengthening of the U.S. Dollar and improved life results. After-tax earnings from insurance investment income increased 56.4% in the second quarter and 26.7% in the first six months of 2022 compared to 2021, attributable to increased dividend income and higher interest rates.

After-tax earnings of our railroad business increased 9.8% in the second quarter and 9.7% in the first six months of 2022 compared to 2021. These increases reflected higher revenue per car/unit, partly offset by lower overall freight volumes and higher fuel costs. After-tax earnings of our utilities and energy business increased 3.5% in the second quarter and 5.1% in the first six months of 2022 compared to 2021. The increases reflected higher earnings from tax equity investments and from the natural gas pipeline and Northern Powergrid businesses, partly offset by lower earnings from the U.S. regulated utilities and real estate brokerage businesses. After-tax earnings from our manufacturing, service and retailing businesses increased 8.2% in the second quarter and 11.6% in the first six months of 2022 versus 2021. Results were mixed among our various businesses. While customer demand for products and services was relatively good in the first six months of 2022, we continue to experience the negative effects of higher materials, freight, labor and other input costs.

Investment and derivative contract gains and losses in 2022 and 2021 predominantly derived from our investments in equity securities and includes unrealized gains and losses from market price changes during the period. We believe that investment and derivative gains/losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, are generally meaningless in understanding our reported quarterly or annual results or in evaluating the economic performance of our businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Other earnings included after-tax foreign currency exchange gains related to non-U.S. Dollar denominated debt of $1.1 billion in the second quarter and $1.6 billion in the first six months of 2022, compared to after-tax losses of $45 million and after-tax gains of $480 million in the second quarter and first six months of 2021, respectively.

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

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. Generally, we consider incurred losses exceeding $100 million from a current year catastrophic event to be significant. Significant catastrophe events in the first six months included floods in Australia and South Africa in 2022 and Winter Storm Uri in 2021.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $126 billion as of June 30, 2022. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S. based insurance subsidiaries due to foreign currency exchange rate fluctuations.

Underwriting results of certain of our commercial insurance and reinsurance businesses have been affected by estimated losses and costs associated with the COVID-19 pandemic. While the effects of the pandemic on underwriting results in the first six months of 2022 were insignificant, results in future periods may be affected by legal and regulatory actions pertaining to insurance coverage, which we cannot reasonably estimate at this time.

We provide primary insurance and reinsurance products covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group and Berkshire Hathaway Reinsurance Group. Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Pre-tax underwriting earnings (loss):
GEICO	$(487)	$626	$(665)	$1,649
Berkshire Hathaway Primary Group	242	166	334	372
Berkshire Hathaway Reinsurance Group	967	(327)	1,123	(590)
Pre-tax underwriting earnings	722	465	792	1,431
Income taxes and noncontrolling interests	141	89	164	291
Net underwriting earnings	$581	$376	$628	$1,140
Effective income tax rate	19.4%	19.0%	20.7%	20.3%

GEICO

GEICO writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$9,416		$9,230		$19,681		$19,236
Premiums earned	$9,807	100.0	$9,546	100.0	$19,361	100.0	$18,469	100.0
Losses and loss adjustment expenses	9,105	92.8	7,617	79.8	17,649	91.2	14,080	76.2
Underwriting expenses	1,189	12.2	1,303	13.6	2,377	12.2	2,740	14.9
Total losses and expenses	10,294	105.0	8,920	93.4	20,026	103.4	16,820	91.1
Pre-tax underwriting earnings (loss)	$(487)		$626		$(665)		$1,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO (Continued)

GEICO’s pre-tax underwriting loss in the first half of 2022 reflected increased claims severities, primarily due to significant cost inflation in automobile markets, which began to accelerate in the second half of 2021. Increases in used car prices are producing increased claims severities on total losses and shortages of car parts are contributing to increased claims severities on partial losses. In addition, injury claims severities continue to trend higher than general inflation rates.

Premiums written increased $186 million (2.0%) in the second quarter and $445 million (2.3%) in the first six months of 2022 compared to 2021. The increases were primarily attributable to increases in average premiums per auto policy due to rate increases, partially offset by a decrease in policies in-force. Premiums earned increased $261 million (2.7%) in the second quarter and $892 million (4.8%) in the first six months of 2022 compared to 2021. Premiums earned in the first six months of 2021 included a reduction of approximately $460 million attributable to the remaining impact of the GEICO Giveback program that provided a 15% premium credit to new and renewing voluntary auto and motorcycle policies written between April 8, 2020 and October 7, 2020.

Losses and loss adjustment expenses increased $1.5 billion (19.5%) in the second quarter and $3.6 billion (25.3%) in the first six months of 2022 compared to 2021. GEICO’s ratio of losses and loss adjustment expenses to premiums earned was 92.8% in the second quarter and 91.2% in the first six months of 2022, increases of 13.0 percentage points and 15.0 percentage points, respectively, compared to the same periods in 2021, which reflected increases in claims frequencies and severities for the current year and lower reductions of loss estimates for prior years’ loss events.

Claims frequencies in the first six months of 2022 were higher for all coverages, including property damage (four to five percent range), collision (ten to eleven percent range), bodily injury (six to seven percent range) and personal injury (seven to eight percent range). Average claims severities in the first six months of 2022 were higher for property damage coverage (eleven to twelve percent range), collision coverage (nineteen to twenty percent range) and bodily injury coverage (nine to eleven percent range). Losses and loss adjustment expenses reflected reductions in the ultimate loss estimates for prior years’ loss events of $207 million in the first six months of 2022 compared to $846 million in the first six months of 2021. The reductions in 2022 reflected decreases for bodily and personal injury coverages, partially offset by increases for collision and property damage coverages, while the reductions in 2021 were across all major coverages.

Underwriting expenses decreased $114 million (8.7%) in the second quarter and $363 million (13.2%) in the first six months of 2022 compared to 2021, reflecting lower advertising costs in both periods and lower employee-related costs in the first six months. GEICO’s expense ratio (underwriting expense to premiums earned) was 12.2% in the second quarter and first six months of 2022, decreases of 1.4 percentage points and 2.7 percentage points, respectively, compared to the same periods in 2021, attributable to both the decreases in expenses as well as the increases in earned premiums.

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

	Second Quarter				First Six Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$3,504		$2,943		$6,896		$5,851
Premiums earned	$3,313	100.0	$2,755	100.0	$6,431	100.0	$5,409	100.0
Losses and loss adjustment expenses	2,243	67.7	1,955	71.0	4,517	70.2	3,804	70.3
Underwriting expenses	828	25.0	634	23.0	1,580	24.6	1,233	22.8
Total losses and expenses	3,071	92.7	2,589	94.0	6,097	94.8	5,037	93.1
Pre-tax underwriting earnings	$242		$166		$334		$372

Premiums written increased $561 million (19.1%) in the second quarter and $1.0 billion (17.9%) in the first six months of 2022 compared to 2021, reflecting year-to-date increases at BH Specialty (26%), USLI (17%) and BHHC (14%). The increases were primarily on property and casualty coverages in the U.S. across several markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

BH Primary’s loss ratio was 67.7% in the second quarter and 70.2% in the first six months of 2022, a decrease of 3.3 percentage points in the second quarter and relatively unchanged in the first six months compared to 2021. Losses and loss adjustment expenses from significant catastrophe events were $75 million in the first six months of 2022 compared to $156 million in 2021. Losses and loss adjustment expenses also included net reductions in estimated ultimate liabilities for prior years’ loss events of $106 million in the first six months of 2022 compared to $253 million in 2021. BH Primary insurers write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. We could experience significant increases in claims liabilities in the future attributable to higher-than-expected claim settlements, adverse litigation outcomes or judicial rulings and other factors not currently anticipated.

Underwriting expenses increased $194 million (30.6%) in the second quarter and $347 million (28.1%) in the first six months of 2022 compared to the same periods in 2021. The expense ratio increased 2.0 percentage points in the second quarter and 1.8 percentage points in the first six months compared to 2021. These increases reflected costs associated with new business development and changes in business mix.

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

Generally, we strive to generate underwriting profits. However, time-value-of-money concepts are important elements in establishing prices for retroactive reinsurance and periodic payment annuity business due to the expected long durations of the claim liabilities. We expect to incur pre-tax underwriting losses from such business, primarily through deferred charge amortization and discount accretion charges. We receive premiums at the inception of these contracts, which are then available for investment. A summary of BHRG’s premiums and pre-tax underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	Premiums earned		Pre-tax underwriting earnings (loss)		Premiums earned		Pre-tax underwriting earnings (loss)
	2022	2021	2022	2021	2022	2021	2022	2021
Property/casualty	$3,531	$3,354	$976	$202	$6,930	$6,748	$1,381	$368
Life/health	1,265	1,299	75	(169)	2,513	2,604	63	(341)
Retroactive reinsurance	—	82	(52)	(220)	—	82	(242)	(462)
Periodic payment annuity	168	123	(27)	(144)	337	267	(130)	(280)
Variable annuity	3	4	(5)	4	7	8	51	125
	$4,967	$4,862	$967	$(327)	$9,787	$9,709	$1,123	$(590)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,159		$3,426		$8,545		$7,809
Premiums earned	$3,531	100.0	$3,354	100.0	$6,930	100.0	$6,748	100.0
Losses and loss adjustment expenses	2,067	58.5	2,296	68.5	4,374	63.1	4,703	69.7
Underwriting expenses	488	13.9	856	25.5	1,175	17.0	1,677	24.8
Total losses and expenses	2,555	72.4	3,152	94.0	5,549	80.1	6,380	94.5
Pre-tax underwriting earnings	$976		$202		$1,381		$368

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty (Continued)

Premiums written increased $733 million (21.4%) in the second quarter and $736 million (9.4%) in the first six months of 2022 compared to the same periods in 2021, reflecting net increases from new property business and rates, partially offset by unfavorable foreign currency translation effects. Losses and loss adjustment expenses decreased $229 million (10.0%) in the second quarter and $329 million (7.0%) in the first six months, while the loss ratio declined 10.0 percentage points in the second quarter and 6.6 percentage points in the first six months of 2022 compared to 2021. Losses incurred arising from significant catastrophe events were $443 million in the second quarter and $758 million in the first six months of 2022, which were partially offset by reductions in estimated ultimate liabilities for losses occurring in prior years of $437 million in the second quarter and $574 million in the first six months. Losses incurred from significant catastrophe events were $108 million in the second quarter and $418 million in the first six months of 2021. Changes in estimated ultimate liabilities for prior years’ loss events were relatively insignificant in the second quarter and first six months of 2021.

Underwriting expenses as percentages of premiums earned decreased 11.6 percentage points in the second quarter and 7.8 percentage points in the first six months of 2022 compared to 2021, primarily attributable to foreign currency effects and changes in business mix. Underwriting expenses included foreign currency exchange gains of $308 million in the second quarter and $389 million in the first six months of 2022, primarily related to a third quarter 2021 intercompany reinsurance agreement in which a non-U.S. based Berkshire subsidiary ceded non-U.S. Dollar denominated liabilities to a U.S. based Berkshire subsidiary. Under U.S. GAAP, the effects of exchange rate changes from the remeasurement of liabilities assumed by the U.S. subsidiary are reflected in earnings as its functional currency is the U.S. Dollar. The net foreign currency exchange rate effects from translating the financial statements of the non-U.S. subsidiary to the U.S. Dollar are included in other comprehensive income.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,249		$1,296		$2,492		$2,597
Premiums earned	$1,265	100.0	$1,299	100.0	$2,513	100.0	$2,604	100.0
Life and health insurance benefits	964	76.2	1,235	95.1	2,015	80.2	2,486	95.5
Underwriting expenses	226	17.8	233	17.9	435	17.3	459	17.6
Total benefits and expenses	1,190	94.0	1,468	113.0	2,450	97.5	2,945	113.1
Pre-tax underwriting earnings (loss)	$75		$(169)		$63		$(341)

Life/health premiums written decreased $47 million (3.6%) in the second quarter and $105 million (4.0%) in the first six months of 2022 compared to the same periods in 2021, primarily due to lower volumes in the Asia Pacific and North America regions and from unfavorable foreign currency translation effects. Life and health benefits declined $271 million (21.9%) in the second quarter and $471 million (18.9%) in the first six months of 2022 compared to 2021, attributable to lower mortality. Underwriting results in 2021 were negatively affected by significant, pandemic-related increases in mortality in the U.S., South Africa, India and Latin America.

Retroactive reinsurance

Pre-tax underwriting losses in each period derived from the amortization of deferred charges and changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Foreign currency exchange gains were $157 million in the first six months of 2022, substantially all of which was in the second quarter. Foreign currency exchange gains/losses were insignificant in the corresponding 2021 periods. Pre-tax underwriting losses before foreign currency exchange effects were $204 million in the second quarter and $399 million in the first six months of 2022 compared to $220 million in the second quarter and $463 million in the first six months of 2021.

Unpaid losses assumed under retroactive reinsurance contracts declined $1.0 billion in the first six months of 2022 to $37.2 billion at June 30, 2022, primarily due to loss payments. Unamortized deferred charges related to retroactive reinsurance contracts declined $426 million in the first six months of 2022 to $10.2 billion at June 30, 2022, primarily attributable to periodic amortization. Deferred charge amortization will be included in underwriting earnings over the expected remaining claims settlement periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Periodic payment annuity

Periodic payment annuity premiums earned increased $45 million (36.6%) in the second quarter and $70 million (26.2%) in the first six months of 2022 compared to the same periods in 2021. Periodic payment annuity business is both price and demand sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. Our volumes written may change rapidly due to changes in prices, which are affected by prevailing interest rates, the perceived risks and durations associated with the expected annuity payments, as well as the level of competition.

Periodic payment annuity contracts normally produce pre-tax underwriting losses deriving from the recurring discount accretion of annuity liabilities. Underwriting results also include gains or losses from the effects of changes in mortality and interest rates and from foreign currency exchange rate changes on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results included foreign currency gains of $116 million in the second quarter and $160 million in the first six months of 2022 compared to losses of $10 million in the second quarter and $20 million in the first six months of 2021.

Pre-tax underwriting losses before foreign currency exchange effects were $143 million in the second quarter and $290 million in the first six months of 2022 and $134 million in the second quarter and $260 million in the first six months of 2021. Discounted annuity liabilities were $15.4 billion at June 30, 2022 and had a weighted average discount rate of approximately 3.9%.

Variable annuity

Variable annuity guarantee reinsurance contracts produced pre-tax losses of $5 million in the second quarter and gains of $51 million in the first six months of 2022 compared to pre-tax gains of $4 million in the second quarter and $125 million in the first six months of 2021. The results from these contracts are affected by changes in securities markets, interest rates and foreign currency exchange rates, which can be volatile, and from the periodic amortization of expected profit margins. Underwriting earnings in the first six months of 2022 and 2021 were primarily attributable to the net effects of interest rate changes and changes in securities markets which were unfavorable in 2022 and favorable in 2021.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2022	2021	2022	2021	Second Quarter	First Six Months
Dividend income	$2,055	$1,298	$3,252	$2,551	58.3%	27.5%
Interest and other investment income	228	158	392	317	44.3	23.7
Pre-tax net investment income	2,283	1,456	3,644	2,868	56.8	27.1
Income taxes and noncontrolling interests	377	237	568	441
Net investment income	$1,906	$1,219	$3,076	$2,427
Effective income tax rate	16.5%	16.3%	15.6%	15.4%

Dividend income increased 58.3% in the second quarter and 27.5% in the first six months of 2022 compared to 2021. The increases in 2022 reflected an overall increase in equity security investments during the first six months of 2022. Dividend income also varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees. Dividend income included $13 million in the second quarter and $29 million in the first six months of 2022 and $37 million in the second quarter and $75 million in the first six months of 2021 from investments in preferred stock of Berkshire Hathaway Energy. Such amounts are deducted from earnings of the utilities and energy segment.

Interest and other investment income increased 44.3% in the second quarter and 23.7% in the first six months of 2022 compared to the same periods in 2021. The increases were primarily due to increases in short-term interest rates. We continue to hold substantial balances of cash, cash equivalents and short-term U.S. Treasury Bills. While exceptionally low interest rates prevailed in recent years, interest rates began to increase during 2022. The effects of such increases are expected to be reflected in our earnings as maturing investments are replaced by new investments. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

Invested assets of our insurance businesses derive from shareholder capital and from net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $147 billion at June 30, 2022 and December 31, 2021. Our combined insurance operations generated pre-tax underwriting earnings in the first six months of 2022 and 2021, and consequently, the average cost of float for each period was negative. A summary of cash and investments held in our insurance businesses as of June 30, 2022 and December 31, 2021 follows (in millions).

	June 30, 2022	December 31, 2021
Cash, cash equivalents and U.S. Treasury Bills	$58,034	$90,688
Equity securities	312,777	334,907
Fixed maturity securities	21,028	16,386
Other	3,421	4,296
	$395,260	$446,277

Fixed maturity securities as of June 30, 2022 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$8,884	$(152)	$8,732
Foreign governments	10,880	(107)	10,773
Corporate bonds	981	255	1,236
Other	260	27	287
	$21,005	$23	$21,028

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 94% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies as of June 30, 2022. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	Second Quarter		First Six Months
	2022	2021	2022	2021
Railroad operating revenues	$6,454	$5,609	$12,231	$10,830
Railroad operating expenses:
Compensation and benefits	1,213	1,145	2,437	2,309
Fuel	1,276	693	2,137	1,243
Purchased services	509	510	1,008	1,015
Depreciation and amortization	618	608	1,242	1,224
Equipment rents, materials and other	460	433	986	924
Total	4,076	3,389	7,810	6,715
Railroad operating earnings	2,378	2,220	4,421	4,115
Other revenues (expenses):
Other revenues	186	200	377	380
Other expenses, net	(159)	(180)	(329)	(338)
Interest expense	(254)	(261)	(509)	(519)
Pre-tax earnings	2,151	1,979	3,960	3,638
Income taxes	487	463	925	871
Net earnings	$1,664	$1,516	$3,035	$2,767
Effective income tax rate	22.6%	23.4%	23.4%	23.9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Railroad (Continued)

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units				Percentage Change
	Second Quarter		First Six Months		Second	First Six
	2022	2021	2022	2021	Quarter	Months
Consumer products	1,379	1,489	2,654	2,882	(7.4)%	(7.9)%
Industrial products	421	438	824	837	(3.9)	(1.6)
Agricultural products	303	313	608	631	(3.2)	(3.6)
Coal	373	384	759	723	(2.9)	5.0
	2,476	2,624	4,845	5,073	(5.6)	(4.5)

Railroad operating revenues increased 15.1% in the second quarter and 12.9% in the first six months of 2022 compared to 2021 primarily due to a 21.9% quarter-to-date and a 17.9% year-to-date increase in average revenue per car/unit resulting from higher fuel surcharge revenue driven by higher fuel prices, along with increased rates per car/unit. Railroad operating revenues reflected lower volumes of 5.6% in the second quarter and 4.5% in the first six months of 2022 compared to 2021. Pre-tax earnings increased 8.7% in the second quarter and 8.9% in the first six months of 2022 compared to 2021.

Operating revenues from consumer products were $2.5 billion in the second quarter and $4.5 billion in the first six months of 2022, increases of 17.6% and 14.1%, respectively, from 2021. The increases reflected higher average revenue per car/unit, partially offset by volume decreases of 7.4% in the second quarter and 7.9% in the first six months of 2022 as compared to 2021. The volume decreases were primarily due to lower international intermodal shipments resulting from supply chain disruptions, partially offset by modest increases in domestic intermodal and automotive volumes.

Operating revenues from industrial products were $1.5 billion in the second quarter and $2.8 billion in the first six months of 2022, increases of 7.8% and 6.9%, respectively, from 2021. The increases reflected higher average revenue per car/unit, partially offset by volume decreases of 3.9% in the second quarter and 1.6% in the first six months of 2022 as compared to 2021. The volume decreases were primarily due to a decrease in petroleum shipments related to lower demand for crude by rail and network challenges, with the decrease in the first six months partially offset by increased volumes in other product categories.

Operating revenues from agricultural products were $1.4 billion in the second quarter and $2.7 billion in the first six months of 2022, increases of 9.1% and 6.4%, respectively, compared to 2021. The increases were primarily attributable to higher average revenue per car/unit, partially offset by decreased volumes of 3.2% in the second quarter and 3.6% in the first six months of 2022 as compared to 2021. The volume decreases were primarily due to lower grain exports, partially offset by higher volumes of renewable diesel and oil feedstocks.

Operating revenues from coal were $1.0 billion in the second quarter and $1.9 billion in the first six months of 2022, increases of 30.2% and 29.9%, respectively, from 2021. The increases were primarily attributable to higher average revenue per car/unit. Volumes decreased 2.9% in the second quarter primarily due to network challenges, while volumes increased 5.0% in the first six months of 2022 due to increased electricity generation, higher natural gas prices and improved export demand.

Railroad operating expenses were $4.1 billion in the second quarter and $7.8 billion in the first six months of 2022, increases of $687 million (20.3%) and $1.1 billion (16.3%), respectively, compared to 2021, primarily due to significant increases in the cost of fuel, as well as higher compensation and benefits expenses. Our ratio of railroad operating expenses to railroad operating revenues increased 2.8 percentage points to 63.2% in the second quarter and 1.9 percentage points to 63.9% in the first six months of 2022 versus the comparable 2021 periods.

Compensation and benefits expenses increased $68 million (5.9%) in the second quarter and $128 million (5.5%) in the first six months of 2022 compared to 2021, primarily due to wage inflation, health and welfare costs and lower productivity. Fuel expenses increased $583 million (84.1%) in the second quarter and $894 million (71.9%) in the first six months of 2022 compared to 2021, primarily due to higher fuel prices, partially offset by lower volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy

We currently own 92% of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE subsidiaries also operate two regulated electricity distribution businesses referred to as Northern Powergrid in Great Britain. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 25% interest in a liquefied natural gas export, import and storage facility (“LNG interest”), which BHE operates and consolidates for financial reporting purposes. Other energy businesses include a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”) and a diversified portfolio of mostly renewable independent power projects and investments. BHE also operates a residential real estate brokerage business and a large network of residential real estate brokerage franchises in the United States.

The rates our regulated businesses charge customers for energy and services are largely based on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Revenues:
Energy operating revenue	$4,940	$4,301	$9,763	$9,150
Real estate operating revenue	1,672	1,763	2,879	2,995
Other income (loss)	(94)	21	(141)	(136)
Total revenue	6,518	6,085	12,501	12,009
Costs and expense:
Energy cost of sales	1,525	1,110	2,985	2,679
Energy operating expense	2,343	2,134	4,496	4,170
Real estate operating costs and expense	1,555	1,584	2,734	2,704
Interest expense	531	518	1,046	1,034
Total costs and expense	5,954	5,346	11,261	10,587
Pre-tax earnings	564	739	1,240	1,422
Income tax expense (benefit)*	(421)	(212)	(704)	(444)
Net earnings after income taxes	985	951	1,944	1,866
Noncontrolling interests of BHE subsidiaries	120	102	229	208
Net earnings attributable to BHE	865	849	1,715	1,658
Noncontrolling interests and preferred stock dividends	99	109	199	215
Net earnings attributable to Berkshire Hathaway shareholders	$766	$740	$1,516	$1,443
Effective income tax rate	(74.6)%	(28.7)%	(56.8)%	(31.2)%
*	Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2022	2021	2022	2021	Second Quarter	First Six Months
PacifiCorp	$83	$226	$213	$395	(63.3)%	(46.1)%
MidAmerican Energy Company	204	211	445	355	(3.3)	25.4
NV Energy	93	100	122	134	(7.0)	(9.0)
Northern Powergrid	71	(25)	182	79	*	130.4
Natural gas pipelines	188	100	497	483	88.0	2.9
Other energy businesses	310	229	483	291	35.4	66.0
Real estate brokerage	84	135	105	219	(37.8)	(52.1)
Corporate interest and other	(168)	(127)	(332)	(298)	32.3	11.4
	$865	$849	$1,715	$1,658	1.9	3.4
*	Not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (Continued)

PacifiCorp operates a regulated electric utility in portions of several Western states, including Utah, Oregon and Wyoming. After-tax earnings decreased $143 million in the second quarter and $182 million in the first six months of 2022 as compared to 2021. The decreases reflected higher operating expenses and lower income tax benefits mainly from lower production tax credits recognized, partially offset by slight increases in utility margin (operating revenue less cost of sales). The increases in operating expenses reflected higher costs associated with wildfires, higher general and plant maintenance costs and incremental costs from additional assets placed in-service.

PacifiCorp’s utility margin was $863 million in the second quarter and $1.7 billion in the first six months of 2022, increases of $6 million and $20 million, respectively, from the comparable periods in 2021. The increases reflected higher operating revenue from favorable retail and wholesale pricing, partially offset by lower operating revenue from decreases in retail customer volumes and higher thermal generation costs. Retail customer volumes decreased 3.3% in the second quarter and 0.7% in the first six months of 2022 compared to 2021, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

MEC operates a regulated electric and natural gas utility primarily in Iowa and Illinois. After-tax earnings decreased $7 million in the second quarter and increased $90 million in the first six months of 2022 compared to 2021. The increase for the first six months reflected higher electric utility margin and increased income tax benefits, partly offset by higher operating expenses. The increase in operating expenses included higher costs associated with certain regulatory mechanisms as well as incremental costs associated with additional wind-powered generating facilities placed in-service. The income tax benefit increase was mainly due to higher production tax credits recognized on new wind-powered generating facilities placed in-service, partially offset by the impacts of ratemaking.

MEC’s electric utility margin was $551 million in the second quarter and $1.0 billion in the first six months of 2022, increases of 14% and 18%, respectively, versus 2021. The increases were attributable to higher operating revenue from increased retail and wholesale customer volumes and favorable wholesale pricing, partially offset by higher purchased power costs. Electric retail customer volumes increased 3.3% in the second quarter and 4.4% in the first six months of 2022 as compared to 2021, primarily due to higher customer usage and the favorable impact of weather.

NV Energy operates regulated electric and natural gas utilities in Nevada. After-tax earnings decreased $7 million in the second quarter and $12 million in the first six months of 2022 compared to 2021. The decreases reflected higher operating expenses from increased plant operations and maintenance expenses, higher comparative accruals for earnings sharing and incremental costs from additional assets placed in-service.

NV Energy’s electric utility margin was $404 million in the second quarter and $710 million in the first six months of 2022, relatively unchanged compared to 2021. Electric retail customer volumes increased 0.4% in the second quarter and 2.0% in the first six months of 2022 compared to 2021, primarily due to an increase in the average number of customers and higher customer usage, partially offset by the unfavorable impact of weather.

Northern Powergrid’s after-tax earnings increased $96 million in the second quarter and $103 million in the first six months of 2022 as compared to 2021, reflecting the impact on deferred income taxes in 2021 from an increase in the United Kingdom income tax rate, partially offset by unfavorable foreign currency exchange rate movements in 2022. Earnings in each period of 2021 included deferred income tax expense of $109 million related to the enactment in June 2021 of an increase in the United Kingdom income tax rate from 19% to 25%, effective April 1, 2023.

Natural gas pipelines’ after-tax earnings increased $88 million in the second quarter and $14 million in the first six months of 2022 compared to 2021. The increases were primarily due to higher earnings at BHE GT&S, largely from favorable state income tax adjustments, the impacts of an agreement in principle related to a general rate case and lower operating expenses. The year-to-date increase was offset by higher margins on natural gas sales and higher transportation revenue in the first quarter of 2021 due to an increase in demand as a result of the February 2021 winter storms.

Other energy businesses’ after-tax earnings increased $81 million in the second quarter and $192 million in the first six months of 2022 compared to 2021. The increases in earnings were primarily due to increased wind tax equity investment earnings of $40 million in the second quarter and $158 million in the first six months of 2022 as well as from higher operating revenue from owned renewable energy projects. The increases in wind tax equity investment earnings reflected increased income tax benefits from projects reaching commercial operation over the past twelve months. The comparative increase in year-to-date earnings also reflected the impact of significant losses in the first quarter of 2021 on pre-existing tax equity investments due to the February 2021 winter storms.

Real estate brokerage after-tax earnings decreased $51 million in the second quarter and $114 million in the first six months of 2022 compared to 2021. The decreases in earnings were primarily attributable to lower earnings from mortgage services due to a decrease in funded volume and in refinancing activity, and lower earnings from brokerage and settlement services from a decrease in closed units at existing companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Utilities and Energy (Continued)

Corporate interest and other after-tax losses increased $41 million in the second quarter and $34 million in the first six months of 2022 compared to 2021, reflecting lower federal income tax credits recognized, partially offset by higher earnings from non-regulated energy services in the first six months.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2022	2021	2022	2021	Second Quarter	First Six Months
Revenues
Manufacturing	$19,772	$17,412	$38,193	$33,325	13.6%	14.6%
Service and retailing	22,879	21,272	44,509	40,852	7.6	9.0
	$42,651	$38,684	$82,702	$74,177
Pre-tax earnings
Manufacturing	$3,028	$2,714	$5,852	$5,150	11.6%	13.6%
Service and retailing	1,275	1,270	2,492	2,311	0.4	7.8
	4,303	3,984	8,344	7,461
Income taxes and noncontrolling interests	1,054	980	2,070	1,838
Net earnings*	$3,249	$3,004	$6,274	$5,623
Effective income tax rate	24.0%	24.1%	24.3%	24.1%
Pre-tax earnings as a percentage of revenues	10.1%	10.3%	10.1%	10.1%

*

Excludes certain acquisition accounting expenses, primarily related to the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $162 million in the second quarter and $323 million in the first six months of 2022 and $183 million in the second quarter and $363 million in the first six months of 2021. These expenses are included in “Other” in the summary of earnings on page 24 and in the “Other” earnings section on page 40.

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Revenues
Industrial products	$7,714	$7,186	$15,189	$13,858
Building products	7,710	6,402	14,422	12,030
Consumer products	4,348	3,824	8,582	7,437
	$19,772	$17,412	$38,193	$33,325
Pre-tax earnings
Industrial products	$1,270	$1,242	$2,486	$2,384
Building products	1,307	973	2,451	1,743
Consumer products	451	499	915	1,023
	$3,028	$2,714	$5,852	$5,150
Pre-tax earnings as a percentage of revenues
Industrial products	16.5%	17.3%	16.4%	17.2%
Building products	17.0%	15.2%	17.0%	14.5%
Consumer products	10.4%	13.0%	10.7%	13.8%

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

Revenues of the industrial products group increased $528 million (7.3%) in the second quarter and $1.3 billion (9.6%) in the first six months of 2022 compared to 2021. Pre-tax earnings increased $28 million (2.3%) in the second quarter and $102 million (4.3%) in the first six months of 2022 compared to 2021. Pre-tax earnings as a percentage of revenues for the group were 16.4% for the first six months of 2022, a decrease of 0.8 percentage points compared to 2021. Operating results in 2022 were negatively affected by a combination of higher materials and energy costs, manufacturing inefficiencies attributable to supply chain disruptions and labor shortages and asset impairment charges, which largely offset the impacts of increased average selling prices and increased demand for certain product categories. Operating results of this group’s international businesses were also negatively impacted in 2022 by the stronger U.S. Dollar.

PCC’s revenues were $1.8 billion in the second quarter and $3.6 billion in the first six months of 2022, increases of 13.3% in the second quarter and 13.0% in the first six months compared to 2021. PCC derives significant revenues and earnings from sales of aerospace products. The revenue increases in 2022 were primarily attributable to higher demand for aerospace products, and to a lesser extent, general industrial products.

While commercial air travel increased in both the U.S. and international markets, traffic remains below pre-COVID-19 pandemic levels, especially for international routes. Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products. However, further recovery likely will continue to be uneven, attributable in part to travel restrictions imposed from time-to-time to control the spread of variants of the COVID-19 virus, as well as from the changes in supply chain conditions, including the availability of workers.

Commercial aircraft delivery rates by original equipment manufacturers of narrow-body aircraft have rebounded since the onset of the pandemic. However, deliveries of wide-body aircraft remain relatively low, in part attributable to the pause in the Boeing 787 program, as it works through production quality issues.

PCC’s pre-tax earnings increased $7 million in the second quarter and $24 million in the first six months of 2022 compared to 2021, reflecting the impact of increased revenues, substantially offset by a year-to-date reduction in pension plan income of $29 million, materials and utilities cost inflation and manufacturing inefficiencies attributable to worker shortages. PCC management continues to take actions to improve operations, maintain safety and prepare for increased demand for PCC’s products. Growth in PCC’s revenues and earnings will be predicated on the ability to increase production levels to match the significant growth in aerospace demand, as well as resolution of the quality issues associated with the Boeing 787.

Lubrizol’s revenues were approximately $1.7 billion in the second quarter and $3.4 billion in the first six months of 2022, increases of 3.5% in the second quarter and 0.5% in the first six months compared to 2021. The revenue increases reflected higher average selling prices, partially offset by lower volumes. Sales volumes through the first half of 2022 were restricted by raw material supply constraints and unplanned temporary maintenance shutdowns, which limited Lubrizol’s production capabilities. The increase in average selling prices was due to escalating prices for raw materials, including oil feedstocks, as well as for utilities, packaging, shipping and freight costs.

Lubrizol’s pre-tax earnings increased 60.2% in the second quarter and were relatively unchanged in the first six months of 2022 compared to 2021. Earnings in the second quarter of 2021 included property losses, asset impairment charges and containment and response costs of approximately $160 million in connection with a fire at its Chemtool facility in Rockton, Illinois in June 2021. Earnings in 2021 were also negatively impacted by the weather-related temporary shut-down of Additives facilities in the U.S. in the first quarter, which resulted in lost sales and various incremental and non-recurring manufacturing and other operating costs. Earnings in 2022 included a comparative increase in insurance recoveries in connection with fires at facilities in 2021 and 2020 and were negatively impacted by rising raw material costs, lower sales volumes, and higher expenses from the unplanned temporary shutdowns, partially offset by higher selling prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Marmon’s revenues were $2.8 billion in the second quarter and $5.4 billion in the first six months of 2022, increases of 10.3% in the second quarter and 17.5% in the first six months compared to 2021. The Transportation, Metal Services, Retail and Electrical groups generated significant revenue increases in the first six months of 2022, primarily attributable to higher volumes and average metals prices. These groups contributed approximately 70% of Marmon’s aggregate revenue increase in the first six months.

Marmon’s pre-tax earnings decreased 5.8% in the second quarter and increased 14.6% in the first six months of 2022 compared to 2021. Earnings in the second quarter of 2022 included losses of approximately $90 million in the Rail & Leasing group related to the shutdown of its business in Russia. In the first six months of 2022, the Transportation, Metal Services, Retail, Electrical and Industrial Products groups contributed meaningful increases in earnings, due to a combination of higher sales volumes and margins and ongoing cost management, partially offset by lower earnings from the Rail & Leasing group.

IMC’s revenues were $930 million in the second quarter and $1.9 billion in the first six months of 2022, increases of 1.7% in the second quarter and 5.0% in the first six months compared to 2021. Revenues in 2022 reflected increased sales in several geographic regions, partially offset by lower revenues in Asia and unfavorable foreign currency translation effects. IMC’s pre-tax earnings decreased 9.6% in the second quarter and 1.0% in the first six months of 2022 compared to 2021, as the revenue increases were more than offset by higher raw material costs and unfavorable foreign currency translation effects.

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

Revenues of the building products group increased $1.3 billion (20.4%) in the second quarter and $2.4 billion (19.9%) in the first six months of 2022 and pre-tax earnings increased $334 million (34.3%) in the second quarter and $708 million (40.6%) in the first six months of 2022 compared to 2021. Residential home construction in the U.S. continued to be relatively strong throughout the first half of 2022. During the first half of 2022, interest rates in the U.S. increased significantly compared to the previous low-rate environment. The increases in home mortgage interest rates will very likely slow demand for new home construction, which could adversely impact our businesses. We also continue to be negatively affected by persistent supply chain disruptions and significant cost increases for many raw materials and other inputs, including energy, freight and labor.

Clayton Homes’ revenues increased 28.1% to $3.4 billion in the second quarter and 25.0% to $6.2 billion in the first six months of 2022 compared to 2021. Revenues from home sales increased $1.2 billion (30.5%) in the first six months of 2022, primarily due to higher average selling prices and increased volume. New home unit sales also increased 9.8% in the first six months of 2022, reflecting an 11.3% increase in higher factory-built manufactured home unit sales and a 3.1% increase in site-built home unit sales. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities, increased 4.3% in the first six months of 2022 compared to 2021. Loan balances, net of allowances for credit losses, were approximately $20.0 billion as of June 30, 2022, an increase of approximately $1.2 billion from December 31, 2021.

Pre-tax earnings of Clayton Homes increased $168 million (36.9%) in the second quarter and $262 million (30.9%) in the first six months of 2022 compared to 2021. Earnings in 2022 reflected higher home sales, gross margins and net interest income and relatively low credit losses.

Aggregate revenues of our other building products businesses were approximately $4.3 billion in the second quarter and $8.2 billion in the first six months of 2022, increases of $555 million (14.9%) in the second quarter and $1.1 billion (16.3%) in the first six months versus 2021. The increases were primarily due to higher average selling prices driven by higher input and transportation costs, and to a lesser extent, from higher unit volumes and product mix changes.

Pre-tax earnings of our other building products businesses increased $166 million (32.1%) in the second quarter and $446 million (49.8%) in the first six months of 2022 compared to 2021. Earnings as a percentage of revenues in the first six months of 2022 increased 3.7 percentage points versus 2021. Year-to-date earnings in 2022 benefitted from an increase in pre-tax gains from a business divestiture and asset sales of $111 million, primarily in the first quarter. The increase in earnings in 2022 also reflected the impact of severe winter storms in the first quarter of 2021, which reduced sales and produced incremental production and other operating costs in the first half of 2021.

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

Consumer products group revenues increased approximately $524 million (13.7%) in the second quarter and $1.1 billion (15.4%) in the first six months of 2022 compared to 2021, reflecting higher revenues from Forest River and lower revenues from apparel and footwear businesses. Forest River’s revenues increased 34.1% in the second quarter and 37.0% in the first six months of 2022 compared to 2021, driven by higher average selling prices and a 5.3% year-to-date increase in unit sales. Forest River experienced exceptional sales growth in recent years, however there are signs of slowing demand which could reverse that trend. Revenues of our apparel and footwear businesses declined $93 million (7.2%) in the second quarter and $137 million (5.4%) in the first six months of 2022 compared to 2021, reflecting lower revenues from apparel (15.5% in the second quarter and 10.1% in the first six months), partly offset by higher revenues from footwear. The declines in apparel revenues were driven by lower volumes, as retail customers reduced orders in response to rising inventories.

Pre-tax earnings of our consumer products group declined $48 million (9.6%) in the second quarter and $108 million (10.6%) in the first six months of 2022 versus 2021. Pre-tax earnings as a percentage of revenues decreased 3.1 percentage points in the first six months of 2022 compared to 2021. The declines in earnings in 2022 reflected lower aggregate earnings from the apparel and footwear businesses, partially offset by higher earnings from Forest River. Forest River’s earnings increases were primarily due to the increases in sales, partly offset by higher materials costs. Apparel and footwear earnings declined about 50% in the second quarter and in the first half of 2022 compared to 2021. Our apparel businesses were negatively impacted by lower sales volumes, reduced manufacturing efficiencies and higher input costs, including raw material, freight, labor and other operating costs. While supply chain restrictions eased somewhat in the second quarter of 2022, we expect that the operating earnings of these businesses for the remainder of 2022 will be likely lower, due to slowing demand and high costs.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Revenues
Service	$4,737	$3,982	$9,260	$7,587
Retailing	4,880	4,995	9,472	9,348
McLane	13,262	12,295	25,777	23,917
	$22,879	$21,272	$44,509	$40,852
Pre-tax earnings
Service	$756	$727	$1,480	$1,317
Retailing	443	459	854	807
McLane	76	84	158	187
	$1,275	$1,270	$2,492	$2,311
Pre-tax earnings as a percentage of revenues
Service	16.0%	18.3%	16.0%	17.4%
Retailing	9.1%	9.2%	9.0%	8.6%
McLane	0.6%	0.7%	0.6%	0.8%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Service (Continued)

Service group revenues increased $755 million (19.0%) in the second quarter and $1.7 billion (22.1%) in the first six months of 2022 compared to 2021. Revenues from TTI increased 16.3% in the second quarter and 22.3% in the first six months of 2022 versus 2021, reflecting strong demand in nearly all significant markets. During the second quarter, we saw signs that growth is beginning to decelerate, in part attributable to higher inventory levels within the supply chain. Revenues from aviation services (NetJets and FlightSafety) increased 22.6% in the second quarter and 23.0% in the first six months of 2022 compared to 2021. The increases reflected year-to-date increases in training hours (29%), customer flight hours (25%) and fuel surcharges to customers due to significant increases in fuel prices, partially offset by the effects from changes in sales mix.

Pre-tax earnings of the service group increased $29 million (4.0%) in the second quarter and $163 million (12.4%) in the first six months of 2022 compared to 2021. Pre-tax earnings as a percentage of revenues decreased 1.4 percentage points in the first six months of 2022 compared to 2021. The increases in earnings reflected increases from TTI and CORT and decreases from aviation services. The increases in earnings from TTI were primarily attributable to the increases in sales and improved operating cost leverage. The decreases in earnings from aviation services were attributable to the need to utilize more subcontracted aircraft due to the exceptional increase in customer flight hours, and from higher equipment maintenance and other operating costs, which more than offset the increases in revenues.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), representing 65% of our combined retailing revenue in the first six months of 2022. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also operates two insurance businesses, two auto auctions and an automotive fluid maintenance products distributor. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 20% of the combined retailing revenues in the first six months of 2022.

Other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany.

Retailing group revenues decreased $115 million (2.3%) in the second quarter and increased $124 million (1.3%) in the first six months of 2022 compared to 2021. BHA’s revenues in the second quarter declined 1.0% and increased 3.8% in the first six months of 2022 compared to the same periods in 2021. BHA’s revenues from new and used vehicle sales decreased 2.7% in the second quarter and increased 2.8% in the first six months of 2022 compared to 2021. Revenues from service and repair and finance and service contract revenues each increased versus 2021. Revenues from vehicle sales reflected higher average vehicle transaction prices, partly offset by lower unit sales. Unit sales continue to be constrained by low new vehicle production by original equipment manufacturers, attributable to the ongoing global computer chip shortages and other supply chain disruptions. Home furnishings group revenues were relatively unchanged in the second quarter and in the first six months of 2022 compared to 2021, as higher average selling prices were substantially offset by lower transaction volumes.

Retailing group pre-tax earnings decreased $16 million (3.5%) in the second quarter and increased $47 million (5.8%) in the first six months of 2022 compared to 2021. BHA’s pre-tax earnings increased 17.2% in the second quarter and 21.7% in the first six months of 2022 compared to 2021, primarily due to increases in vehicle gross profit margins and finance and service contract earnings per vehicle sold and from operating cost control efforts. Over the remainder of 2022, BHA’s comparative new vehicle gross profit margin rates may decline compared to 2021, as the current environment of elevated margins began during the second half of 2021. Aggregate pre-tax earnings for the remainder of our retailing group decreased $52 million (20.8%) in the second quarter and $35 million (8.0%) in the first six months of 2022 compared to 2021, primarily due to declining earnings from the furniture retailers and Pampered Chef.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprised 61% of McLane’s consolidated sales in the first six months of 2022, with foodservice representing most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on McLane’s periodic revenues and earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

Revenues increased $967 million (7.9%) in the second quarter and $1.9 billion (7.8%) in the first six months of 2022 compared to 2021, reflecting increases in the first six months of 2022 of 3.4% from the grocery business and 16.5% from the foodservice business. Pre-tax earnings decreased $8 million (9.5%) in the second quarter and $29 million (15.5%) in the first six months of 2022 compared to 2021, primarily attributable to higher personnel costs, fuel expense and insurance costs, partly offset by increased gross sales margins. The increase in fuel expense was primarily attributable to significant increases in petroleum prices. McLane’s grocery and food service operating results continue to be adversely affected by supply chain constraints, including the effects of labor and truck driver shortages and higher inventory costs. We expect the current difficult operating environment to continue for the remainder of 2022.

Investment and Derivative Contract Gains/Losses

A summary of investment and derivative contract gains/losses follows (dollars in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Investment gains (losses)	$(66,854)	$27,173	$(68,589)	$32,384
Derivative contract gains (losses)	(65)	221	(308)	710
Gains (losses) before income taxes and noncontrolling interests	(66,919)	27,394	(68,897)	33,094
Income taxes and noncontrolling interests	(13,881)	5,986	(14,279)	6,993
Net earnings (loss)	$(53,038)	$21,408	$(54,618)	$26,101
Effective income tax rate	21.0%	21.4%	20.8%	20.9%
Investment gains/losses

Unrealized gains and losses arising from changes in market prices of investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Unrealized gains and losses also include the effects of changes in foreign currency exchange rates on investments in non-U.S. issuers that are held by our U.S. based subsidiaries. Pre-tax investment gains/losses included net unrealized losses of $66.9 billion in the second quarter and $68.5 billion in the first six months of 2022 compared to net unrealized gains of $27.0 billion in the second quarter and $31.5 billion in the first six months of 2021 on securities we held at the end of the applicable period. Taxable investment gains/losses on equity securities sold is generally the difference between sales proceeds and the original cost of the securities sold. Sales of equity securities produced taxable gains of $76 million in the second quarter and taxable losses of $663 million in the first six months of 2022 compared to taxable gains of $228 million in the second quarter and $2.0 billion in the first six months of 2021.

We believe that investment gains/losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the investment gains/losses recorded in earnings in any given period has little analytical or predictive value.

Derivative contract gains/losses

Derivative contract gains/losses include the changes in fair value of our few remaining equity index put option contract liabilities, which relate to contracts originated between 2004 and 2008. The gains and losses from the changes in the fair values of these liabilities are recorded in earnings and can be significant due to the volatility of market prices in the related equity securities markets. As of June 30, 2022, the intrinsic value of our remaining equity index put option contracts was $179 million and our recorded liability at fair value was $186 million. Our ultimate payment obligations, if any, under these contracts will be determined as of the contract expiration dates based on the intrinsic value as defined in the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

A summary of after-tax other earnings/losses follows (in millions).

	Second Quarter		First Six Months
	2022	2021	2022	2021
Equity method earnings	$205	$141	$512	$355
Acquisition accounting expenses	(162)	(183)	(323)	(363)
Corporate interest expense, before foreign currency effects	(67)	(77)	(137)	(157)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	1,061	(45)	1,583	480
Other	80	(5)	159	(11)
	$1,117	$(169)	$1,794	$304

After-tax equity method earnings include our proportionate share of earnings attributable to our investments in Kraft Heinz, Pilot, Berkadia, Electric Transmission of Texas and Iroquois Gas Transmission Systems. Equity method earnings increased $157 million in the first six months of 2022 versus 2021, primarily due to higher earnings from Kraft Heinz and Pilot.

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains and losses pertain to Berkshire’s Euro and Japanese Yen denominated debt and BHFC’s Euro and Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. In 2022, we recorded significant foreign currency exchange rate gains on these debt issues, due to strengthening of the U.S. Dollar, which reduced the U.S Dollar carrying value of the debt. These gains were largely offset by losses included in investment gains/losses, pertaining to non-U.S. Dollar denominated investments held by our U.S. based subsidiaries. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Other earnings/loss consist primarily of Berkshire parent company investment income and corporate expenses, other intercompany interest income where the interest expense is included in earnings of the operating businesses and unallocated income taxes.

Financial Condition

Our Consolidated Balance Sheet continues to reflect very significant liquidity and a very strong capital base. Consolidated shareholders’ equity attributable to Berkshire shareholders at June 30, 2022 was $461.2 billion, a decrease of $45.0 billion since December 31, 2021. Net loss attributable to Berkshire shareholders was $38.3 billion in the first six months of 2022, which included after-tax losses on our investments of $54.4 billion, substantially all of which occurred in the second quarter. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program does not specify a maximum number of shares to be repurchased and does not require any specified repurchase amount. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $4.2 billion in the first six months of 2022 to repurchase shares of its Class A and B common stock.

At June 30, 2022, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $101.3 billion, which included $76.1 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investment in Kraft Heinz) were $348.8 billion. During the first six months of 2022, we paid cash of $57.3 billion to acquire equities securities and we received proceeds of $12.0 billion from sales of equity securities.

Our consolidated borrowings at June 30, 2022 were $119.1 billion, of which over 95% were by the Berkshire parent company, BHFC, BNSF and BHE and its subsidiaries. In the first six months of 2022, Berkshire and certain of its subsidiaries issued term debt of approximately $10.2 billion in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

Berkshire parent company outstanding debt at June 30, 2022 was $20.1 billion, a decrease of $1.3 billion since December 31, 2021. In January 2022, Berkshire repaid $600 million of maturing senior notes and issued ¥128.5 billion (approximately $1.1 billion) of senior notes with maturity dates ranging from 2027 to 2052 and a weighted average interest rate of 0.5%. Berkshire’s borrowings decreased $1.8 billion in the first six months of 2022 from changes in foreign currency exchange rates on its non-U.S. Dollar denominated debt. Berkshire parent company debt maturities over the next twelve months approximate $4.3 billion, all of which is in the first six months of 2023.

Berkshire’s insurance and other subsidiary outstanding borrowings were $22.5 billion at June 30, 2022, which included senior note borrowings of BHFC, a wholly-owned financing subsidiary, of approximately $17.9 billion. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. In March 2022, BHFC issued $4.5 billion of senior notes with maturity dates ranging from 2027 to 2052 and a weighted average interest rate of 3.4% and issued €1.25 billion of senior notes maturing in 2030 and 2034 with a weighted average interest rate of 1.8%. Aggregate maturities of BHFC debt in the first six months of 2022 were $775 million. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.4 billion as of June 30, 2022, an increase of $157 million from December 31, 2021. In June 2022, BNSF issued $1.0 billion of 4.45% debentures due in 2053. During the first six months of 2022, BNSF repaid $800 million of term debt. Outstanding borrowings of BHE and its subsidiaries were $53.1 billion at June 30, 2022, an increase of $1.3 billion from December 31, 2021. In April 2022, BHE issued $1.0 billion of 4.6% senior notes due in 2053, and during the first six months of 2022, subsidiaries issued approximately $1.3 billion of term debt with a weighted average interest rate of 3.5% and maturity dates ranging from 2024 to 2052. Aggregate debt maturities for BHE and BNSF over the next twelve months approximate $2.6 billion. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BNSF, BHE or any of their subsidiaries.

In the first six months of 2022, our diverse group of businesses generated net operating cash flows of approximately $15.4 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $6.8 billion in the first six months of 2022, which included capital expenditures by our railroad, utilities and energy businesses (BNSF and BHE) of $4.8 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. We forecast additional capital expenditures of approximately $6.6 billion for BHE and BNSF over the remainder of 2022.

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as operating lease liabilities and shared aircraft repurchase liabilities of NetJets.

We are also obligated to pay claims arising from property and casualty insurance companies. Such liabilities, including amounts from retroactive reinsurance, were $125.8 billion at June 30, 2022. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities currently recorded in our Consolidated Balance Sheet. We anticipate that these payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. As of June 30, 2022, the largest categories of our long-term contractual obligations primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF and aircraft purchase commitments of NetJets.

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

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2022 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Consolidated Balance Sheet as of June 30, 2022 includes estimated liabilities of $125.8 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2022 included goodwill of acquired businesses of $73.6 billion and indefinite-lived intangible assets of $18.4 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2021. In connection with that annual goodwill impairment review, the estimated fair values of five reporting units did not exceed our carrying values by at least 20%. The most significant of these reporting units was Precision Castparts Corp. (“PCC”). The estimated fair value of PCC was approximately $34.5 billion, exceeding our carrying value of approximately $31.1 billion by 10.7%. Our carrying value of PCC included goodwill of approximately $7.5 billion. For the four other reporting units, our aggregate estimated fair value was approximately $2.5 billion, which exceeded our aggregate carrying value of approximately $2.3 billion by 9.2%. Our carrying value of these units included goodwill of approximately $1.2 billion.

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

As of June 30, 2022, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse effects of the COVID-19 pandemic on certain of our reporting units may prove to be worse than we currently anticipate, and we may need to record goodwill or indefinite-lived intangible asset impairment charges in future periods. Making estimates of the fair value of reporting units and judgments on goodwill impairments at this time are and will likely be significantly affected by assumptions on the severity, duration or long-term effects of the pandemic on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates in such instances can be subject to wide variations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2022, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the second quarter of 2022 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
April
Class A common stock	—	$—	—	*
Class B common stock	—	$—	—	*

May
Class A common stock	—	$—	—	*
Class B common stock	—	$—	—	*

June
Class A common stock	2,397	$425,870.54	2,397	*
Class B common stock	25,462	$276.75	25,462	*
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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 6, 2022	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer