Form 10-Q
period 2023-03-31
BERKSHIRE HATHAWAY INC
filed 2023-05-08
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Class A Common Stock

Class B Common Stock

1.300% Senior Notes due 2024

0.000% Senior Notes due 2025

1.125% Senior Notes due 2027

2.150% Senior Notes due 2028

1.500% Senior Notes due 2030

2.000% Senior Notes due 2034

1.625% Senior Notes due 2035

2.375% Senior Notes due 2039

0.500% Senior Notes due 2041

2.625% Senior Notes due 2059

BRK.A BRK.B BRK24 BRK25 BRK27 BRK28 BRK30 BRK34 BRK35 BRK39 BRK41 BRK59

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of April 25, 2023:

Class A —	585,848
Class B —	1,295,970,861

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$23,805	$32,260
Short-term investments in U.S. Treasury Bills	103,869	92,774
Investments in fixed maturity securities	22,566	25,128
Investments in equity securities	328,161	308,793
Equity method investments	26,403	28,050
Loans and finance receivables	23,144	23,208
Other receivables	45,674	43,490
Inventories	25,499	25,366
Property, plant and equipment	21,208	21,113
Equipment held for lease	15,674	15,584
Goodwill	50,997	51,522
Other intangible assets	30,001	29,187
Deferred charges - retroactive reinsurance	9,699	9,870
Other	19,729	19,657
	746,429	726,002
Railroad, Utilities and Energy:
Cash and cash equivalents*	2,942	3,551
Receivables	6,814	4,795
Property, plant and equipment	168,973	160,268
Goodwill	32,505	26,597
Regulatory assets	5,557	5,062
Other	33,852	22,190
	250,643	222,463
	$997,072	$948,465

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $3.6 billion at March 31, 2023 and $2.6 billion at December 31, 2022.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$107,957	$107,472
Unpaid losses and loss adjustment expenses under retroactive reinsurance contracts	35,063	35,415
Unearned premiums	30,359	28,657
Life, annuity and health insurance benefits	19,937	19,753
Other policyholder liabilities	11,231	11,370
Accounts payable, accruals and other liabilities	32,842	33,201
Aircraft repurchase liabilities and unearned lease revenues	7,052	6,820
Notes payable and other borrowings	41,436	46,538
	285,877	289,226
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	19,683	16,615
Regulatory liabilities	6,858	7,369
Notes payable and other borrowings	82,188	76,206
	108,729	100,190
Income taxes, principally deferred	86,206	77,368
Total liabilities	480,812	466,784
Redeemable noncontrolling interests	3,183	—
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,156	35,167
Accumulated other comprehensive income	(4,976)	(5,052)
Retained earnings	546,631	511,127
Treasury stock, at cost	(72,265)	(67,826)
Berkshire Hathaway shareholders’ equity	504,554	473,424
Noncontrolling interests	8,523	8,257
Total shareholders’ equity	513,077	481,681
	$997,072	$948,465

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	First Quarter
	2023	2022
Revenues:
Insurance and Other:
Insurance premiums earned	$19,796	$17,488
Sales and service revenues	38,388	37,862
Leasing revenues	2,044	1,672
Interest, dividend and other investment income	3,229	1,862
	63,457	58,884
Railroad, Utilities and Energy:
Freight rail transportation revenues	6,001	5,944
Utility and energy operating revenues	14,917	4,818
Service revenues and other income	1,018	1,197
	21,936	11,959
Total revenues	85,393	70,843

Investment and derivative contract gains (losses)	34,758	(1,978)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,221	13,332
Life, annuity and health insurance benefits	785	1,337
Insurance underwriting expenses	3,587	2,604
Cost of sales and services	30,319	29,785
Cost of leasing	1,477	1,232
Selling, general and administrative expenses	5,602	4,251
Interest expense	328	264
	56,319	52,805
Railroad, Utilities and Energy:
Freight rail transportation expenses	4,161	3,925
Utilities and energy cost of sales and other expenses	13,846	3,591
Other expenses	871	1,156
Interest expense	890	770
	19,768	9,442
Total costs and expenses	76,087	62,247
Earnings before income taxes and equity method earnings	44,064	6,618
Equity method earnings	688	339
Earnings before income taxes	44,752	6,957
Income tax expense	8,995	1,252
Net earnings	35,757	5,705
Earnings attributable to noncontrolling interests	253	125
Net earnings attributable to Berkshire Hathaway shareholders	$35,504	$5,580
Net earnings per average equivalent Class A share	$24,377	$3,784
Net earnings per average equivalent Class B share*	$16.25	$2.52
Average equivalent Class A shares outstanding	1,456,438	1,474,703
Average equivalent Class B shares outstanding	2,184,657,109	2,212,054,009

——————

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	First Quarter
	2023	2022
Net earnings	$35,757	$5,705
Other comprehensive income:
Unrealized gains (losses) on investments	247	(236)
Applicable income taxes	(53)	51
Foreign currency translation	249	(315)
Applicable income taxes	6	(11)
Long duration insurance contract discount rate changes	(367)	3,078
Applicable income taxes	76	(659)
Defined benefit pension plans	50	26
Applicable income taxes	(6)	(5)
Other, net	(120)	87
Other comprehensive income, net	82	2,016
Comprehensive income	35,839	7,721
Comprehensive income attributable to noncontrolling interests	259	122
Comprehensive income attributable to Berkshire Hathaway shareholders	$35,580	$7,599

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the first quarter of 2023
Balance at December 31, 2022 as previously reported	$35,175	$(6,591)	$511,602	$(67,826)	$8,257	$480,617
Adoption of ASU 2018-12	—	1,539	(475)	—	—	1,064
Balance at December 31, 2022 as revised	35,175	(5,052)	511,127	(67,826)	8,257	481,681
Net earnings	—	—	35,504	—	253	35,757
Other comprehensive income, net	—	76	—	—	6	82
Acquisition of common stock	—	—	—	(4,439)	—	(4,439)
Transactions with noncontrolling interests and other	(11)	—	—	—	7	(4)
Balance at March 31, 2023	$35,164	$(4,976)	$546,631	$(72,265)	$8,523	$513,077

For the first quarter of 2022
Balance at December 31, 2021 as originally reported	$35,600	$(4,027)	$534,421	$(59,795)	$8,731	$514,930
Adoption of ASU 2018-12	—	(4,096)	(535)	—	—	(4,631)
Balance at December 31, 2021 as revised	35,600	(8,123)	533,886	(59,795)	8,731	510,299
Net earnings	—	—	5,580	—	125	5,705
Other comprehensive income, net	—	2,019	—	—	(3)	2,016
Acquisition of common stock	—	—	—	(3,111)	—	(3,111)
Transactions with noncontrolling interests and other	(6)	—	—	—	(129)	(135)
Balance at March 31, 2022	$35,594	$(6,104)	$539,466	$(62,906)	$8,724	$514,774

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Quarter
	2023	2022
Cash flows from operating activities:
Net earnings	$35,757	$5,705
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(34,758)	1,735
Depreciation and amortization	3,051	2,703
Other	(1,293)	(960)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	22	558
Deferred charges - retroactive reinsurance	172	215
Unearned premiums	1,686	1,912
Receivables and originated loans	(922)	(3,536)
Inventories	(15)	(1,842)
Other assets	(987)	(328)
Other liabilities	(2,649)	(165)
Income taxes	8,629	829
Net cash flows from operating activities	8,693	6,826
Cash flows from investing activities:
Purchases of equity securities	(2,873)	(51,119)
Sales of equity securities	13,283	9,724
Purchases of U.S. Treasury Bills and fixed maturity securities	(45,515)	(58,746)
Sales of U.S. Treasury Bills and fixed maturity securities	12,982	37,795
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	25,364	6,571
Acquisitions of businesses, net of cash acquired	(7,629)	(34)
Purchases of property, plant and equipment and equipment held for lease	(3,713)	(3,090)
Other	182	333
Net cash flows from investing activities	(7,919)	(58,566)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	—	6,977
Repayments of borrowings of insurance and other businesses	(4,946)	(614)
Proceeds from borrowings of railroad, utilities and energy businesses	—	405
Repayments of borrowings of railroad, utilities and energy businesses	(1,244)	(395)
Changes in short term borrowings, net	1,098	(183)
Acquisition of treasury stock	(4,450)	(3,180)
Other, principally transactions with noncontrolling interests	(380)	(367)
Net cash flows from financing activities	(9,922)	2,643
Effects of foreign currency exchange rate changes	47	53
Increase (decrease) in cash and cash equivalents and restricted cash	(9,101)	(49,044)
Cash and cash equivalents and restricted cash at beginning of year*	36,399	88,706
Cash and cash equivalents and restricted cash at end of first quarter*	$27,298	$39,662
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of year—
Insurance and Other	$32,260	$85,319
Railroad, Utilities and Energy	3,551	2,865
Restricted cash included in other assets	588	522
	$36,399	$88,706
End of first quarter—
Insurance and Other	$23,805	$35,542
Railroad, Utilities and Energy	2,942	3,571
Restricted cash included in other assets	551	549
	$27,298	$39,662

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

To varying degrees, the consequences of the COVID-19 pandemic continue to affect our operating businesses. Significant government and private sector actions have been taken since 2020 to control the spread and mitigate the economic effects of the virus and its variants. The development of geopolitical conflicts, supply chain disruptions and government actions to slow inflation in recent years have produced varying effects on our operating businesses. The economic effects from these events over longer terms cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts, may be subject to significant adjustments in future periods.

Note 2. New accounting pronouncements

We adopted Accounting Standards Update 2018-12 “Targeted Improvements to the Accounting for Long Duration Contracts” (“ASU 2018-12”) as of January 1, 2023, which modifies the accounting, reporting and disclosures related to long duration insurance contracts and most significantly the measurement of our long duration life, annuity and health benefit liabilities. ASU 2018-12 was applied retrospectively to contracts in-force beginning as of January 1, 2021 (the “transition date”). The Consolidated Financial Statements for 2022 and 2021 were revised to reflect the effects of the adoption of ASU 2018-12. As of the transition date, the after-tax impact of changes in cash flow assumptions were recorded in retained earnings and the after-tax effect of changes in discount rates assumptions were recorded in accumulated other comprehensive income. The effects of the adoption of ASU 2018-12 on our Consolidated Financial Statements as of January 1, 2021 and for the years ending December 31, 2022 and 2021 are included in Part II, Item 5 of this Report.

Beginning as of January 1, 2021, the cash flow assumptions used in measuring benefit liabilities are reviewed at least annually, with the effects of assumption changes recorded in earnings. Further, the discount rate assumptions used in measuring benefit liabilities are revised each quarterly reporting period based on the prevailing observable upper-medium grade (generally considered to be single A-rated credit ratings) corporate bond yields that reflect the duration characteristics and currency attributes of the liabilities, using interpolation for durations between the observable yields. Changes to benefits liabilities arising from changes in discount rate assumptions are recorded in other comprehensive income. In measuring benefit liabilities and amortizing capitalized acquisition costs under long duration insurance contracts, we generally aggregate contracts by issuance year. ASU 2018-12 also requires certain disclosures for long duration insurance liabilities. See Note 16.

Notes to Consolidated Financial Statements (Continued)

Note 2. New accounting pronouncements (Continued)

The effects from adopting ASU 2018-12 on affected line items from our Consolidated Statement of Earnings and Comprehensive Income for the quarter ended March 31, 2022 follows in millions, except per share amounts.

	First Quarter 2022
	Previously reported	Increase (decrease)	As revised
Revenues:
Insurance premiums earned	$17,492	$(4)	$17,488
Costs and expenses:
Life, annuity and health insurance benefits	1,323	14	1,337
Insurance underwriting expenses	2,767	(163)	2,604
Earnings before income taxes	6,812	145	6,957
Income tax expense	1,227	25	1,252
Net earnings	5,585	120	5,705
Net earnings attributable to Berkshire Hathaway shareholders	$5,460	$120	$5,580
Other comprehensive income:
Foreign currency translation	(316)	1	(315)
Long duration insurance contracts	—	2,419	2,419
Other comprehensive income, net	(404)	2,420	2,016
Comprehensive income attributable to Berkshire Hathaway shareholders	$5,059	$2,540	$7,599
Net earnings per average equivalent Class A share	$3,702	$82	$3,784
Net earnings per average equivalent Class B share	$2.47	$0.05	$2.52

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses that have consistent earning power, good returns on equity and able and honest management. Financial results attributable to business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates.

On January 31, 2023, we acquired an additional 41.4% interest in Pilot Travel Centers, LLC (“Pilot”) for approximately $8.2 billion. We previously owned a 38.6% interest in Pilot and accounted for that investment under the equity method. We now control Pilot for financial reporting purposes. We applied the equity method through the end of January 2023 and began consolidating Pilot’s financial statements in our Consolidated Financial Statements on February 1, 2023.

Pilot is headquartered in Knoxville, Tennessee and operates travel centers in North America (primarily under the names Pilot or Flying J) with more than 650 travel center locations across 43 U.S. states and six Canadian provinces. Pilot also has over 150 retail locations in the U.S. and Canada where it sells diesel fuel through various arrangements with third party travel centers. Among its business activities, Pilot operates large wholesale fuel and fuel marketing platforms in the U.S. and operates a water hauling and disposal business in the oil fields sector. As Pilot’s most significant business activities include involve purchasing and selling fuel (energy) on a wholesale and retail basis, and engaging in other energy-related business activities, including oil field services, we have included Pilot within the railroad, utilities and energy sections of our Consolidated Balance Sheet and Consolidated Statement of Earnings beginning February 1, 2023.

Pilot’s revenues and net earnings attributable to Berkshire shareholders included in Berkshire’s Consolidated Financial Statements for the two months ending March 31, 2023 were $9.5 billion and $83 million, respectively. Our equity method earnings from Pilot for the month of January 2023 were $105 million. In applying the acquisition method of accounting, we were required to remeasure our previously held 38.6% investment in Pilot to fair value. In the first quarter of 2023, we recognized a one-time, non-cash remeasurement gain of approximately $3.0 billion, representing the excess of the fair value of that interest over the carrying value under the equity method, as a component of investment gains (losses).

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions (Continued)

Under the terms of an agreement, the holder of the remaining noncontrolling interest in Pilot has the option to require us to redeem for cash, all or a portion of the interest beginning in 2024. The cash consideration will be based on Pilot’s future earnings, cash and debt. We have concluded that the remaining Pilot noncontrolling interest represents a redeemable interest under GAAP and are presenting such interests between liabilities and shareholders’ equity in the Consolidated Balance Sheet. We valued the noncontrolling interest at fair value as of the acquisition date. Thereafter, we will increase or decrease the redeemable noncontrolling interest by the share of the earnings or losses attributable to the interest and will further adjust the balance, as appropriate, if the current estimated redemption value exceeds the carrying value.

The preliminary values of the Pilot identified assets acquired, liabilities assumed and redeemable noncontrolling interests are summarized as follows (in millions). Valuations of certain assets and liabilities, including property plant and equipment, other intangible assets and goodwill, as of the acquisition date have not been finalized at this time and are provisional.

Pilot
Property, plant and equipment	$8,136
Goodwill and other intangible assets	13,347
Other	6,934
Assets acquired	$28,417
Notes payable	$5,876
Other	4,789
Liabilities assumed	10,665
Noncontrolling interests, predominantly redeemable	3,370
Net assets	$14,382

On October 19, 2022, Berkshire acquired all of the outstanding common stock of Alleghany Corporation (“Alleghany”) for approximately $11.5 billion, which included the value of certain Alleghany equity awards, pursuant to a definitive agreement and plan of merger dated as of March 20, 2022. Alleghany operates a group of property and casualty reinsurance and insurance businesses. It also owns a portfolio of non-financial businesses. A summary of the preliminary values of the Alleghany identified assets acquired and liabilities assumed as of October 19, 2022 follows (in millions). Valuations of certain assets, such as intangible assets and goodwill, and certain liabilities as of the acquisition date have not been finalized at this time and are provisional.

Alleghany
Cash, cash equivalents and U.S. Treasury Bills	$3,762
Investments in fixed maturity and equity securities	15,982
Loans and other receivables	5,650
Goodwill and other intangible assets	6,559
Other	3,637
Assets acquired	$35,590
Unpaid losses and loss adjustment expenses	$15,080
Unearned premiums	3,536
Notes payable	2,169
Other	3,300
Liabilities assumed	24,085
Net assets	$11,505

The following table sets forth certain unaudited pro forma consolidated earnings data for the three months ended March 31, 2022 as if the Alleghany and Pilot acquisitions were consummated on the same terms at the beginning of 2022 (in millions, except per share amounts).

March 31, 2022
Revenues	$87,548
Net earnings attributable to Berkshire Hathaway shareholders	5,666
Net earnings per equivalent Class A common share	3,842

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in fixed maturity securities as of March 31, 2023 and December 31, 2022 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
U.S. Treasury, U.S. government corporations and agencies	$9,588	$8	$(191)	$9,405
Foreign governments	11,184	48	(144)	11,088
Corporate bonds	1,532	263	(4)	1,791
Other	261	24	(3)	282
	$22,565	$343	$(342)	$22,566
December 31, 2022
U.S. Treasury, U.S. government corporations and agencies	$10,039	$12	$(249)	$9,802
Foreign governments	10,454	50	(177)	10,327
Corporate bonds	1,945	256	(6)	2,195
Other	2,735	77	(8)	2,804
	$25,173	$395	$(440)	$25,128

The fair value of investments in U.S. Treasury securities as of March 31, 2023 included approximately $8.8 billion of securities that mature in 2023 and 2024. As of March 31, 2023, approximately 93% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at March 31, 2023 are summarized below by contractual maturity dates. Amounts are in millions. Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$14,038	$7,426	$780	$139	$182	$22,565
Fair value	13,832	7,370	1,016	149	199	22,566

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2023 and December 31, 2022 are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2023*
Banks, insurance and finance	$24,023	$41,292	$65,315
Consumer products	40,003	144,506	184,509
Commercial, industrial and other	57,316	21,021	78,337
	$121,342	$206,819	$328,161

——————

* Approximately 77% of the aggregate fair value was concentrated in five companies (American Express Company – $25.0 billion; Apple Inc. – $151.0 billion; Bank of America Corporation – $29.5 billion; The Coca-Cola Company – $24.8 billion and Chevron Corporation – $21.6 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2022*
Banks, insurance and finance	$25,893	$43,663	$69,556
Consumer products	40,508	112,384	152,892
Commercial, industrial and other	65,209	21,136	86,345
	$131,610	$177,183	$308,793

——————

* Approximately 75% of the aggregate fair value was concentrated in five companies (American Express Company – $22.4 billion; Apple Inc. – $119.0 billion; Bank of America Corporation – $34.2 billion; The Coca-Cola Company – $25.4 billion and Chevron Corporation – $30.0 billion).

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities (Continued)

During 2022, we began to acquire common stock of Occidental Petroleum Corporation (“Occidental”). Our aggregate voting interest in Occidental exceeded 20% on August 4, 2022 and we adopted the equity method as of that date. See Note 6. We report our investments in Occidental Cumulative Perpetual Preferred Stock and Occidental common stock warrants at fair value as equity securities, as such interests are not in-substance common stock under GAAP and are not eligible for the equity method.

As of March 31, 2023, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $9.5 billion. During March of 2023, Occidental issued mandatory redemption notifications at a price of 110% of the liquidation value, plus accrued and unpaid dividends for $474 million of preferred stock liquidation value due to excess distributions by Occidental to its common stockholders, as defined under the agreement. The preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation preference, plus any accumulated and unpaid dividends. Our investment in Occidental warrants allows us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the redemption of the preferred stock.

As of March 31, 2023, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 20.4% of the American Express outstanding common stock. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock and we continue to record our investment at fair value.

Note 6. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. We own 26.5% of Kraft Heinz common stock and we own 23.5% of Occidental common stock, which excludes the potential effect of the exercise of the Occidental common stock warrants that are included in investments in equity securities.

Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an international energy company, whose activities include oil and natural gas exploration, development and production, and chemicals manufacturing businesses. Occidental’s midstream businesses purchase, market, gather, process, transport and store various oil, natural gas, carbon dioxide and other products. Occidental’s financial information is not available in time for concurrent reporting in our Consolidated Financial Statements. Therefore, we report the equity method effects for Occidental on a one-quarter lag. Our earnings in the first quarter of 2023 included our share of Occidental’s earnings from its fourth quarter of 2022.

The common stock of Kraft Heinz and Occidental are publicly traded. The fair values and carrying values of these investments in addition to the carrying values of our other significant equity method investments are summarized as follows (in millions).

	Carrying Value		Fair Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Kraft Heinz	$13,033	$12,937	$12,585	$13,249
Occidental	12,927	11,484	13,217	12,242
Other	443	3,629
	$26,403	$28,050

Our other significant equity method investments included Pilot through January 31, 2023. Beginning February 1, 2023, we ceased accounting for Pilot under the equity method and began consolidating Pilot for financial reporting purposes. Our investment in Pilot under the equity method was $3.2 billion at December 31, 2022. Other significant equity method investments also included our 50% interest in Berkadia Commercial Mortgage LLC (“Berkadia”) with Jefferies Financial Group Inc. (“Jefferies”) owning the other 50% interest. Berkadia provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia’s commercial paper borrowing capacity (currently limited to $1.5 billion) is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

The carrying values of our investments in Kraft Heinz and Berkadia approximate our share of the net equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its shareholders’ equity as of December 31, 2022 by approximately $8 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

Notes to Consolidated Financial Statements (Continued)

Note 6. Equity method investments (Continued)

Our earnings and distributions received from equity method investments are summarized in the table below (in millions). As previously indicated, we are reporting the equity method effects for Occidental on a one-quarter lag. Thus, the earnings we recorded in the first quarter of 2023 related to Occidental’s earnings for the fourth quarter of 2022. Equity method earnings attributable to Pilot were $105 million for the month ending January 31, 2023 and $107 million for the first quarter of 2022.

	Equity in Earnings		Distributions Received
	First Quarter		First Quarter
	2023	2022	2023	2022
Kraft Heinz	$222	$206	$130	$130
Occidental	370	—	25	—
Other	96	133	—	2
	$688	$339	$155	$132

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	April 1, 2023	December 31, 2022
Assets	$90,943	$90,513
Liabilities	41,590	41,643

	First Quarter
	2023	2022
Sales	$6,489	$6,045
Net earnings attributable to Kraft Heinz common shareholders	836	776

Summarized consolidated financial information of Occidental follows (in millions).

December 31, 2022
Assets	$72,609
Liabilities	42,524

Quarter ending December 31, 2022
Total revenues and other income	$8,326
Net earnings attributable to Occidental common shareholders	1,727

Note 7. Investment and derivative contract gains (losses)

Investment and derivative contract gains (losses) in the first quarter of 2023 and 2022 are summarized as follows (in millions).

	First Quarter
	2023	2022
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$31,317	$(1,775)
Investment gains on securities sold during the period	370	89
	31,687	(1,686)
Fixed maturity securities:
Gross realized gains	124	6
Gross realized losses	(52)	(49)
Other	2,999	(6)
Investment gains (losses)	34,758	(1,735)
Derivative contract gains (losses)	—	(243)
	$34,758	$(1,978)

Notes to Consolidated Financial Statements (Continued)

Note 7. Investment and derivative contract gains (losses) (Continued)

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $13.3 billion in the first quarter of 2023 and $9.7 billion in the first quarter of 2022. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Equity securities sold produced taxable gains of $2.2 billion in the first quarter of 2023 compared to taxable losses of $739 million in 2022.

Other investment gains in the first quarter of 2023 included approximately $3 billion from the remeasurement of our pre-existing 38.6% interest in Pilot through the application of acquisition accounting under GAAP. See Note 3. As of March 31, 2023, our exposure to losses in the future under our two outstanding equity index put option contracts is insignificant.

Note 8. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2023	December 31, 2022
Loans and finance receivables before allowances and discounts	$24,629	$24,664
Allowances for credit losses	(876)	(856)
Unamortized acquisition discounts and points	(609)	(600)
	$23,144	$23,208

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first quarter of 2023 and 2022 follow (in millions).

	First Quarter
	2023	2022
Balance at beginning of year	$856	$765
Provision for credit losses	37	22
Charge-offs, net of recoveries	(17)	(6)
Balance at March 31	$876	$781

As of March 31, 2023, substantially all manufactured and site-built home loans were evaluated collectively for impairment. As of March 31, 2023, we considered approximately 97% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of March 31, 2023 follows (in millions).

	Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Performing	$1,845	$4,830	$3,549	$2,752	$1,956	$8,204	$23,136
Non-performing	2	4	11	10	7	47	81
	$1,847	$4,834	$3,560	$2,762	$1,963	$8,251	$23,217

We are also a lender under commercial loan agreements. These loans had an aggregate principal value of approximately $1.4 billion at March 31, 2023 and $1.9 billion at December 31, 2022. The largest commercial loan is currently to Seritage Growth Properties, with an unpaid principal balance of $800 million at March 31, 2023. Our commercial loans are generally secured by mortgages on real estate properties or by other assets and substantially all of these loans are current as to payment status.

Notes to Consolidated Financial Statements (Continued)

Note 9. Other receivables

Other receivables are comprised of the following (in millions). Receivables of the railroad, utilities and energy businesses at March 31, 2023 included approximately $2.1 billion related to Pilot.

	March 31, 2023	December 31, 2022
Insurance and other:
Insurance premiums receivable	$19,212	$18,395
Reinsurance recoverables	7,191	7,106
Trade receivables	15,069	14,510
Other	4,871	4,154
Allowances for credit losses	(669)	(675)
	$45,674	$43,490
Railroad, utilities and energy:
Trade receivables	$5,855	$4,182
Other	1,112	754
Allowances for credit losses	(153)	(141)
	$6,814	$4,795

Provisions for credit losses in the first quarter with respect to receivables summarized above were $151 million in 2023 and $92 million in 2022. Charge-offs, net of recoveries, in the first quarter were $149 million in 2023 and $95 million in 2022.

Note 10. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	March 31, 2023	December 31, 2022
Raw materials	$6,484	$6,381
Work in process and other	3,365	3,464
Finished manufactured goods	5,955	5,739
Goods acquired for resale	9,695	9,782
	$25,499	$25,366

Inventories of our railroad, utilities and energy businesses are included in other assets and were approximately $4.4 billion at March 31, 2023, of which approximately $2.2 billion was attributable to Pilot.

Note 11. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2023	December 31, 2022
Land, buildings and improvements	$14,533	$14,761
Machinery and equipment	27,190	26,690
Furniture, fixtures and other	5,193	4,847
	46,916	46,298
Accumulated depreciation	(25,708)	(25,185)
	$21,208	$21,113

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment (Continued)

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries. Assets of Pilot are included in land, buildings, improvements and other within the utilities and energy section of the following table.

	March 31, 2023	December 31, 2022
Railroad:
Land, track structure and other roadway	$67,861	$67,350
Locomotives, freight cars and other equipment	16,003	16,031
Construction in progress	1,773	1,743
	85,637	85,124
Accumulated depreciation	(18,334)	(17,899)
	67,303	67,225
Utilities and energy:
Utility generation, transmission and distribution systems	93,123	92,759
Interstate natural gas pipeline assets	18,492	18,328
Independent power plants and other assets	14,610	14,650
Land, buildings, improvements and other	8,205	—
Construction in progress	6,246	5,357
	140,676	131,094
Accumulated depreciation	(39,006)	(38,051)
	101,670	93,043
	$168,973	$160,268

Depreciation expense for the first three months of 2023 and 2022 is summarized below (in millions).

	First Quarter
	2023	2022
Insurance and other	$575	$564
Railroad, utilities and energy	1,739	1,542
	$2,314	$2,106

Note 12. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2023	December 31, 2022
Railcars	$9,662	$9,612
Aircraft	10,928	10,667
Other	5,268	5,212
	25,858	25,491
Accumulated depreciation	(10,184)	(9,907)
	$15,674	$15,584

Depreciation expense for equipment held for lease in the first quarter was $308 million in 2023 and $294 million in 2022. Fixed and variable operating lease revenues for the first quarter of 2023 and 2022 are summarized below (in millions).

	First Quarter
	2023	2022
Fixed lease revenue	$1,417	$1,188
Variable lease revenue	627	484
	$2,044	$1,672

Notes to Consolidated Financial Statements (Continued)

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first three months of 2023 and for the year ended December 31, 2022 follow (in millions).

	March 31, 2023	December 31, 2022
Balance at beginning of year	$78,119	$73,875
Business acquisitions	6,112	4,657
Other, including foreign currency translation	(729)	(413)
Balance at end of period*	$83,502	$78,119

——————

* Net of accumulated goodwill impairments of $11.0 billion as of March 31, 2023 and December 31, 2022.

The gross carrying amounts and accumulated amortization of other intangible assets are summarized below (in millions).

	March 31, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$28,247	$7,376	$20,871	$27,765	$7,174	$20,591
Trademarks and trade names	5,605	832	4,773	5,603	822	4,781
Patents and technology	5,010	3,832	1,178	4,943	3,748	1,195
Other	4,775	1,596	3,179	4,150	1,530	2,620
	$43,637	$13,636	$30,001	$42,461	$13,274	$29,187
Railroad, utilities and energy:
Customer relationships and contracts	$6,214	$612	$5,602	$1,507	$541	$966
Trademarks and trade names	2,566	44	2,522	217	39	178
Other	658	47	611	190	42	148
	$9,438	$703	$8,735	$1,914	$622	$1,292

Other intangible assets of the railroad, utilities and energy businesses are included in other assets. The net carrying value of such assets at March 31, 2023 included $7.4 billion related to Pilot. Intangible asset amortization expense in the first quarter was $429 million in 2023 and $303 million in 2022. Intangible assets with indefinite lives were $20.9 billion as of March 31, 2023 and $18.3 billion as of December 31, 2022 and primarily related to certain customer relationships and trademarks and trade names.

Notes to Consolidated Financial Statements (Continued)

Note 14. Unpaid losses and loss adjustment expenses

Our liabilities for unpaid losses and loss adjustment expenses (also referred to as “claim liabilities”) under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. A reconciliation of the changes in claim liabilities, excluding liabilities under retroactive reinsurance contracts (see Note 15), for each of the three-month periods ending March 31, 2023 and 2022 follows (in millions).

	2023	2022
Balances at beginning of year:
Gross liabilities	$107,472	$86,664
Reinsurance recoverable on unpaid losses	(5,025)	(2,960)
Net liabilities	102,447	83,704
Incurred losses and loss adjustment expenses:
Current accident year	14,776	13,375
Prior accident years	(740)	(251)
Total	14,036	13,124
Paid losses and loss adjustment expenses:
Current accident year	(3,841)	(3,908)
Prior accident years	(9,747)	(8,091)
Total	(13,588)	(11,999)
Foreign currency effect	93	(106)
Balances at March 31:
Net liabilities	102,988	84,723
Reinsurance recoverable on unpaid losses	4,969	2,944
Gross liabilities	$107,957	$87,667

Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Incurred and paid losses and loss adjustment expenses are net of reinsurance recoveries.

In the first quarter, we recorded net reductions of estimated ultimate liabilities for prior accident years of $740 million in 2023 and $251 million in 2022, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.7% in 2023 and 0.3% in 2022.

We reduced estimated ultimate liabilities for prior accident years of primary insurance businesses in the first quarter by $379 million in 2023 and $114 million in 2022. In 2023, the reductions were driven by private passenger auto claims, whereas the decreases in 2022 were primarily attributable to private passenger auto, medical professional liability and workers’ compensation claims, partly offset by increases with respect to other casualty claims. In the first quarter, estimated ultimate liabilities for prior accident years of property and casualty reinsurance businesses were reduced $361 million in 2023 and $137 million in 2022.

Notes to Consolidated Financial Statements (Continued)

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Claims payments may commence immediately after the contract date or, when applicable, after a contractual retention amount has been reached. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses and incurred losses and loss adjustment expenses to the amounts recorded in the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2023 and 2022 follow (in millions).

	2023	2022
Balances at beginning of year	$35,415	$37,855
Incurred losses and loss adjustment expenses:
Current year contracts	—	—
Prior years’ contracts	14	(7)
Total	14	(7)
Paid losses and loss adjustment expenses	(372)	(547)
Foreign currency effect	6	(5)
Balances at March 31	$35,063	$37,296
Incurred losses and loss adjustment expenses above	$14	$(7)
Deferred charge amortization and adjustments	171	215
Incurred losses and loss adjustment expenses included in the Consolidated Statements of Earnings	$185	$208

In the preceding table, classifications of incurred losses and loss adjustment expenses are based on the inception dates of the contracts, which reflect when our exposure to losses began. Incurred losses and loss adjustment expenses in the Consolidated Statements of Earnings include changes in estimated liabilities and related deferred charge asset amortization and adjustments arising from the changes in estimated timing and amount of future loss payments. Unamortized deferred charges related to retroactive reinsurance contracts were $9.7 billion at March 31, 2023 and $10.4 billion at March 31, 2022.

Note 16. Long duration insurance contracts

We write periodic payment annuity and life and health insurance contracts. A summary of the impacts of adopting ASU 2018-12 on our periodic payment annuity and life and health insurance benefits liabilities as of the January 1, 2021 transition date follows in millions.

	Periodic payment annuities	Life and health	Total
Balance at December 31, 2020, as previously reported	$10,974	$10,642	$21,616
Reclassifications to other policyholder liabilities	(286)	(929)	(1,215)
Balance at December 31, 2020 after reclassifications	10,688	9,713	20,401
Change in discount rate assumptions	6,553	1,447	8,000
Change in cash flow assumptions	(117)	552	435
Balance as of January 1, 2021	$17,124	$11,712	$28,836

The reclassifications to other policyholder liabilities are primarily related to certain liabilities arising under our variable annuity guarantee reinsurance contracts. These liabilities are not classified as life, annuity and health insurance benefits liabilities under ASU 2018-12. A summary of our life, annuity and health insurance benefits liabilities as of March 31, 2023 and 2022, disaggregated for our two primary product categories, periodic payment annuities and life and health insurance, follows (in millions). Other liabilities primarily consist of incurred-but-not-reported claims and claims in the course of settlement.

	March 31,
	2023	2022
Periodic payment annuities	$11,174	$13,867
Life and health	5,633	6,792
Other liabilities	3,130	3,524
	$19,937	$24,183

Notes to Consolidated Financial Statements (Continued)

Note 16. Long duration insurance contracts (Continued)

Reconciliations of our periodic payment annuity and life and health insurance benefits liabilities for the first three months of 2023 and 2022 follow (in millions). The information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums. In this context, net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Periodic payment annuities		Life and health
	2023	2022	2023	2022
Expected future policy benefits:
Balance at beginning of period	$10,640	$16,153	$52,008	$63,648
Balance at beginning of period at original discount rate	11,549	11,261	63,584	60,133
Impact of cash flow assumption changes	—	—	(1)	486
Effect of actual from expected results	1	1	(519)	90
Change in benefits, net	(116)	43	(747)	(517)
Interest accrual	133	135	425	404
Foreign currency effect	19	(23)	47	(167)
Ending balance at original discount rate	11,586	11,417	62,789	60,429
Effect of changes in discount rate assumptions	(412)	2,450	(12,169)	(2,386)
Expected future policy benefits at March 31	$11,174	$13,867	$50,620	$58,043

Expected future net premiums:
Balance at beginning of period			$46,129	$55,960
Balance at beginning of period at original discount rate			56,535	53,277
Impact of cash flow assumption changes			2	458
Effect of actual from expected results			(413)	22
Change in premiums, net			(660)	(357)
Interest accrual			371	351
Foreign currency effect			47	(184)
Ending balance at original discount rate			55,882	53,567
Effect of changes in discount rate assumptions			(10,895)	(2,316)
Expected future net premiums at March 31			$44,987	$51,251

Liability for future policy benefits at March 31	$11,174	$13,867	$5,633	$6,792
Reinsurance recoverables	—	—	(1,565)	(1,857)
Liability for future policy benefits at March 31, net of reinsurance recoverables	$11,174	$13,867	$4,068	$4,935

The undiscounted and discounted expected future gross premiums to be collected and undiscounted expected future benefits for periodic payment annuities and life and health insurance as of March 31, 2023 and 2022 are summarized below (in millions).

	Undiscounted expected future gross premiums		Discounted expected future gross premiums		Undiscounted expected future benefits
	2023	2022	2023	2022	2023	2022
Periodic payment annuities	$—	$—	$—	$—	$31,244	$30,647
Life and health	107,831	105,433	64,421	63,904	102,881	100,529

Gross premiums earned on long duration contracts are included in insurance premiums earned and interest expense associated with long duration insurance contracts is included as a component of life, annuity and health benefits expenses in our Consolidated Statements of Earnings. Gross premiums earned and interest expense for the first three months of 2023 and 2022 were as follows (in millions).

	Gross Premiums		Interest Expense
	2023	2022	2023	2022
Periodic payment annuities	$—	$169	$133	$135
Life and health	1,004	1,143	54	53

Notes to Consolidated Financial Statements (Continued)

Note 16. Long duration insurance contracts (Continued)

The weighted average current discount rates and interest accretion rates established at contract inception for the periodic payment annuities and life and health insurance are summarized below.

	March 31,
	2023	2022
Periodic payment annuities
Weighted average discount rate	5.0%	3.6%
Weighted average accretion rate	4.8%	4.9%
Weighted average duration (in years)	18	20
Life and health
Weighted average discount rate	4.9%	3.4%
Weighted average accretion rate	3.2%	3.5%
Weighted average duration (in years)	14	14

Deferred policy acquisition costs for our long duration insurance contracts were $748 million at March 31, 2023 and $631 million at March 31, 2022.

We also reinsure closed blocks of guaranteed minimum death and living benefits associated with variable annuity products, referred to as market risk benefits. Such liabilities are included in other policyholder liabilities and are measured at estimated fair value under ASU 2018-12. Such liabilities were approximately $1.2 billion as of March 31, 2023 and $1.25 billion as of December 31, 2022. During the first quarter of 2023, we reduced liability estimates by $65 million, for the effects of changes in securities markets, interest rates and other inputs used to estimate liabilities. Cash settlements during the first quarter of 2023 were insignificant.
Note 17. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2023.

	Weighted Average Interest Rate	March 31, 2023	December 31, 2022
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2025-2047	3.5%	$3,733	$6,231
Euro denominated due 2024-2041	1.1%	6,029	7,344
Japanese Yen denominated due 2023-2060	0.7%	7,716	7,818
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,459	14,458
Great Britain Pound denominated due 2039-2059	2.5%	2,122	2,078
Euro denominated due 2030-2034	1.8%	1,349	1,332
Other subsidiary borrowings due 2023-2051	4.7%	4,924	5,967
Subsidiary short-term borrowings	6.3%	1,104	1,310
		$41,436	$46,538

Notes to Consolidated Financial Statements (Continued)

Note 17. Notes payable and other borrowings (Continued)

In the first quarter of 2023, Berkshire repaid approximately $3.9 billion of maturing senior notes. Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. In April 2023, Berkshire issued ¥164.4 billion (approximately $1.2 billion) of senior notes and repaid ¥56.3 billion of maturing senior notes. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at March 31, 2023. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.85 billion, £1.75 billion and ¥1,029 billion par at March 31, 2023) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax losses of $26 million in the first quarter of 2023 and pre-tax gains of $716 million in the first quarter of 2022.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2023.

	Weighted Average Interest Rate	March 31, 2023	December 31, 2022
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2053	4.4%	$13,597	$13,996
Subsidiary and other debt due 2023-2064	4.3%	37,553	37,639
Short-term borrowings	5.6%	1,819	1,119
Pilot Travel Centers (“Pilot”) and subsidiaries:
Pilot borrowings due 2023-2028	6.6%	5,878	—
Short-term borrowings	6.2%	594	—
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2023-2097	4.6%	22,747	23,452
		$82,188	$76,206

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

Pilot’s borrowings primarily represent syndicated loans. BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2023, BNSF, Pilot, BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE, Pilot or their subsidiaries.

Our subsidiaries have unused lines of credit and commercial paper capacity to support short-term borrowing programs and provide additional liquidity. Unused lines of credit were approximately $13.1 billion at March 31, 2023, which included approximately $9.0 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2023 and December 31, 2022, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$9,405	$9,405	$9,370	$35	$—
Foreign governments	11,088	11,088	10,738	350	—
Corporate bonds	1,791	1,791	—	1,109	682
Other	282	282	—	282	—
Investments in equity securities	328,161	328,161	316,550	12	11,599
Investments in Kraft Heinz & Occidental common stock	25,960	25,802	25,802	—	—
Loans and finance receivables	23,144	23,736	—	1,241	22,495
Derivative contract assets (1)	504	504	132	340	32
Derivative contract liabilities (1)	287	287	11	109	167
Notes payable and other borrowings:
Insurance and other	41,436	37,534	—	37,502	32
Railroad, utilities and energy	82,188	77,743	—	77,743	—

December 31, 2022
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$9,802	$9,802	$9,733	$69	$—
Foreign governments	10,327	10,327	9,854	473	—
Corporate bonds	2,195	2,195	—	1,546	649
Other	2,804	2,804	—	2,804	—
Investments in equity securities	308,793	308,793	296,610	9	12,174
Investments in Kraft Heinz & Occidental common stock	24,421	25,491	25,491	—	—
Loans and finance receivables	23,208	23,428	—	1,513	21,915
Derivative contract assets (1)	589	589	56	474	59
Derivative contract liabilities (1)	242	242	8	122	112
Notes payable and other borrowings:
Insurance and other	46,538	41,961	—	41,061	900
Railroad, utilities and energy	76,206	67,651	—	67,651	—

——————

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022 follow (in millions).

	Balance at beginning of year	Gains (losses) included in earnings	Acquisitions, dispositions and settlements	Transfers out of Level 3	Balance at March 31
Investments in equity securities:
2023	$12,169	$(54)	$(521)	$—	$11,594
2022	11,480	855	—	—	12,335

Quantitative information as of March 31, 2023 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$9,602	Discounted cash flow	Expected duration	6 years
			Discounts for liquidity and subordination	372 bps
Common stock warrants	1,992	Warrant pricing model	Expected duration	6 years
			Volatility	40%

Investments in equity securities in the preceding table include our investments in certain preferred stock and common stock warrants that do not have readily determinable market values as defined under GAAP. These investments are private placements with contractual terms that restrict transfers and currently prevent us from economically hedging our investments. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of liquidity and subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we made assumptions regarding the expected duration and volatility of the warrants.

Notes to Consolidated Financial Statements (Continued)

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2023 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2022	651,450	(59,886)	591,564	1,509,969,352	(207,715,276)	1,302,254,076
Conversions of Class A to Class B common stock	(359)	—	(359)	538,500	—	538,500
Treasury stock acquired	—	(5,103)	(5,103)	—	(6,716,864)	(6,716,864)
Balances at March 31, 2023	651,091	(64,989)	586,102	1,510,507,852	(214,432,140)	1,296,075,712

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,450,152 shares outstanding as of March 31, 2023 and 1,459,733 shares outstanding as of December 31, 2022.

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

Berkshire’s common stock repurchase program permits Berkshire to repurchase its shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $30 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program.

Note 20. Income taxes

Our consolidated effective income tax rates were 20.1% in the first quarter of 2023 compared to 18.0% in the first quarter of 2022. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

Notes to Consolidated Financial Statements (Continued)

Note 21. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the three months ending March 31, 2023 and 2022 follows (in millions).

	Unrealized gains (losses) on investments	Foreign currency translation	Long duration insurance contracts	Defined benefit pension plans	Other	Total
First quarter of 2023
Beginning of year as previously reported	$(187)	$(6,140)	$—	$(552)	$288	$(6,591)
Adoption of ASU 2018-12	—	(2)	1,541	—	—	1,539
Beginning balance as revised	(187)	(6,142)	1,541	(552)	288	(5,052)
Other comprehensive income	194	244	(291)	44	(115)	76
Balance at end of period	$7	$(5,898)	$1,250	$(508)	$173	$(4,976)

First quarter of 2022
Beginning of year as previously reported	$369	$(4,092)	$—	$(347)	$43	$(4,027)
Adoption of ASU 2018-12	—	—	(4,096)	—	—	(4,096)
Beginning balance as revised	369	(4,092)	(4,096)	(347)	43	(8,123)
Other comprehensive income	(186)	(314)	2,419	20	80	2,019
Balance at end of period	$183	$(4,406)	$(1,677)	$(327)	$123	$(6,104)

Note 22. Supplemental cash flow information

A summary of supplemental cash flow information is presented in the following table (in millions).

	First Quarter
	2023	2022
Cash paid during the period for:
Income taxes	$312	$336
Interest:
Insurance and other	491	365
Railroad, utilities and energy	799	708
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	10,747	9

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

Notes to Consolidated Financial Statements (Continued)

Note 24. Revenues from contracts with customers

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the first quarter of 2023 and 2022 (in millions). Revenues from Pilot in 2023 are for the two months ending March 31, 2023. Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Pilot	Insurance, Corporate and other	Total
Three months ending March 31, 2023
Manufactured products:
Industrial and commercial products	$7,229	$—	$65	$—	$—	$—	$—	$7,294
Building products	4,758	—	—	—	—	—	—	4,758
Consumer products	4,035	—	—	—	—	—	—	4,035
Grocery and convenience store distribution	—	7,793	—	—	—	—	—	7,793
Food and beverage distribution	—	4,762	—	—	—	—	—	4,762
Auto sales	—	—	2,565	—	—	—	—	2,565
Other retail and wholesale distribution	799	—	4,230	—	—	422	—	5,451
Service	354	284	1,326	5,985	811	21	—	8,781
Electricity, natural gas and fuel	—	—	—	—	5,291	9,015	—	14,306
Total	17,175	12,839	8,186	5,985	6,102	9,458	—	59,745
Other revenues	1,090	42	1,716	16	337	38	22,409	25,648
	$18,265	$12,881	$9,902	$6,001	$6,439	$9,496	$22,409	$85,393

Three months ending March 31, 2022
Manufactured products:
Industrial and commercial products	$5,932	$—	$49	$—	$—	$—	$—	$5,981
Building products	5,419	—	—	—	—	—	—	5,419
Consumer products	5,093	—	—	—	—	—	—	5,093
Grocery and convenience store distribution	—	7,706	—	—	—	—	—	7,706
Food and beverage distribution	—	4,562	—	—	—	—	—	4,562
Auto sales	—	—	2,527	—	—	—	—	2,527
Other retail and wholesale distribution	722	—	4,175	—	—	—	—	4,897
Service	264	214	1,006	5,931	1,112	—	—	8,527
Electricity and natural gas	—	—	—	—	4,714	—	—	4,714
Total	17,430	12,482	7,757	5,931	5,826	—	—	49,426
Other revenues	955	32	1,334	13	189	—	18,894	21,417
	$18,385	$12,514	$9,091	$5,944	$6,015	$—	$18,894	$70,843

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations in excess of one year as of March 31, 2023 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity, natural gas and fuel	$3,331	$20,146	$23,477
Other sales and service contracts	3,346	5,134	8,480

Notes to Consolidated Financial Statements (Continued)

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. We acquired control of Pilot Travel Centers (“Pilot”) on January 31, 2023. Pilot’s revenues, costs and earnings are included in our Consolidated Financial Statements and is considered a reportable segment beginning February 1, 2023. In this presentation, the revenues and pre-tax earnings of the Pilot segment are for the two months ending March 31, 2023. Previously, our earnings from Pilot were determined under the equity method and are included in earnings from equity method investments. Revenues and earnings before income taxes by segment for the first quarter of 2023 and 2022 were as follows (in millions).

	First Quarter
	2023	2022
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$9,626	$9,554
Berkshire Hathaway Primary Group	3,961	3,118
Berkshire Hathaway Reinsurance Group	6,209	4,816
Investment income	2,392	1,364
Total insurance	22,188	18,852
BNSF	6,019	5,968
Berkshire Hathaway Energy (“BHE”)	6,451	6,020
Pilot Travel Centers (“Pilot”)	9,508	—
Manufacturing	18,289	18,421
McLane	13,059	12,515
Service and retailing	9,931	9,115
	85,445	70,891
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	(52)	(48)
	$85,393	$70,843

	First Quarter
	2023	2022
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$703	$(178)
Berkshire Hathaway Primary Group	268	92
Berkshire Hathaway Reinsurance Group	231	301
Investment income	2,385	1,361
Total insurance	3,587	1,576
BNSF	1,649	1,809
BHE	223	713
Pilot	136	—
Manufacturing	2,611	2,824
McLane	113	82
Service and retailing	1,221	1,135
	9,540	8,139
Reconciliation of segments to consolidated amount
Investment and derivative gains (losses)	34,758	(1,978)
Interest expense, not allocated to segments	(114)	(104)
Equity method investments	688	339
Corporate, eliminations and other	(120)	561
	$44,752	$6,957

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2023	2022
Insurance – underwriting	$911	$167
Insurance – investment income	1,969	1,170
BNSF	1,247	1,371
Berkshire Hathaway Energy (“BHE”)	416	775
Pilot Travel Centers (“Pilot”)	83	—
Manufacturing, service and retailing	2,982	3,025
Non-controlled businesses*	568	282
Investment and derivative contract gains (losses)	27,439	(1,580)
Other	(111)	370
Net earnings attributable to Berkshire Hathaway shareholders	$35,504	$5,580

——————

* Includes certain businesses in which Berkshire had between a 20% and 50% ownership interest.

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

To varying degrees the consequences of the COVID-19 pandemic continue to affect our operating businesses. Government and private sector actions were taken beginning in 2020 intended to control the spread and mitigate the adverse economic effects of the virus and its variants. The development of global geopolitical conflicts, supply chain disruptions and government actions to slow inflation in recent years has produced varying economic effects on our operating businesses. We cannot reliably predict the future economic effects of these events on our businesses.

Insurance underwriting generated after-tax earnings of $911 million in the first quarter of 2023 and $167 million in the first quarter of 2022, which was revised from the previously reported amount of $47 million as a result of the adoption of ASU 2018-12 on January 1, 2023. See Note 2 to the accompanying Consolidated Financial Statements. After-tax earnings from insurance investment income increased $799 million in the first quarter of 2023 compared to 2022, mostly attributable to increases in short-term interest rates.

After-tax earnings of BNSF decreased 9.0% in the first quarter of 2023 compared to 2022. The comparative decrease was primarily attributable to lower overall freight volumes and higher fuel and other operating costs. After-tax earnings of BHE decreased 46.3% in the first quarter of 2023 compared to 2022. The decrease reflected lower earnings from the U.S. regulated utilities, other energy businesses and real estate brokerage businesses.

As disclosed in Note 3 to the accompanying Consolidated Financial Statements, we increased our ownership in Pilot from 38.6% to 80% on January 31, 2023 and we are consolidating Pilot’s results beginning February 1, 2023. In 2022 and through January 31, 2023, earnings from Pilot on our 38.6% interest were determined under the equity method and are included in non-controlled businesses in the preceding table.

After-tax earnings from our manufacturing, service and retailing businesses decreased 1.4% in the first quarter of 2023 versus 2022. Earnings in the first quarter of 2023 were mixed among our various businesses. While results for certain industrial products manufacturers and services businesses improved versus 2022, the results of the building and consumer products businesses generally deteriorated.

Investment and derivative contract gains (losses) in the first quarters of 2023 and 2022 predominantly derived from our investments in equity securities and included significant net unrealized gains and losses from market price changes. We believe that investment gains and losses on investments in equity securities, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported quarterly or annual results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Investment and derivative contract gains (losses) also included an after-tax non-cash remeasurement gain of $2.4 billion in the first quarter of 2023 related to our previously held 38.6% interest in Pilot through the application of the acquisition accounting method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Other earnings included after-tax foreign exchange rate losses of $17 million in the first quarter of 2023 and after-tax gains of $522 million in the first quarter of 2022 related to the non-U.S. Dollar denominated debt issued by Berkshire and its U.S.-based finance subsidiary, Berkshire Hathaway Finance Corporation (“BHFC”).

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

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. We currently consider pre-tax incurred losses exceeding $150 million from a current year catastrophic event to be significant. Significant catastrophes in the first quarter were Cyclone Gabrielle and floods in New Zealand in 2023 and floods in Australia in 2022.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $143 billion as of March 31, 2023. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S.-based insurance subsidiaries due to foreign currency exchange rate fluctuations.

We provide primary insurance and reinsurance products covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). Berkshire acquired Alleghany Corporation (“Alleghany”) on October 19, 2022. Through its subsidiaries, Alleghany operates property and casualty insurance and reinsurance businesses, which are included in the BH Primary and BHRG underwriting results.

We strive to produce pre-tax underwriting earnings (premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except for BHRG’s retroactive reinsurance and periodic payment annuity contracts. Time-value-of-money is an important element in establishing prices for these contracts. We normally receive all premiums at the contract inception date, which are immediately available for investment. Ultimate claim payments can extend for decades and are expected to exceed premiums, producing underwriting losses over the claim settlement periods, primarily through deferred charge asset amortization and discounted liability accretion charges.

Underwriting results of our insurance businesses are summarized below (dollars in millions). BHRG’s pre-tax underwriting earnings for the first quarter of 2022 were $301 million, an increase from the previously reported amount of $156 million due to the impact of the retrospective adoption of ASU 2018-12 with respect to our long duration insurance contracts.

	First Quarter
	2023	2022
Pre-tax underwriting earnings (loss):
GEICO	$703	$(178)
Berkshire Hathaway Primary Group	268	92
Berkshire Hathaway Reinsurance Group	231	301
Pre-tax underwriting earnings	1,202	215
Income taxes and noncontrolling interests	291	48
Net underwriting earnings	$911	$167
Effective income tax rate	24.3%	22.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO

GEICO primarily writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2023		2022
	Amount	%	Amount	%
Premiums written	$10,060		$10,265
Premiums earned	$9,626	100.0	$9,554	100.0
Losses and loss adjustment expenses	7,992	83.0	8,544	89.4
Underwriting expenses	931	9.7	1,188	12.5
Total losses and expenses	8,923	92.7	9,732	101.9
Pre-tax underwriting earnings (loss)	$703		$(178)

GEICO’s pre-tax underwriting earnings in the first quarter of 2023 reflected higher average premiums per auto policy, a reduction in advertising costs, as well as favorable prior accident year development. Premiums written in the first quarter of 2023 decreased $205 million (2.0%) compared to the first quarter of 2022. Premiums earned increased $72 million (0.8%) as average premiums per auto policy increased 15.2% due to rate increases, offset by a decrease in policies-in-force of 2.4 million (13.0%) since March 31, 2022. GEICO significantly reduced advertising over that period, which contributed to the reduction in policies-in-force.

Losses and loss adjustment expenses in the first quarter of 2023 decreased $552 million (6.5%) compared to the first quarter of 2022. GEICO’s ratio of losses and loss adjustment expenses to premiums earned in the first quarter of 2023 was 83.0%, a decrease of 6.4 percentage points compared to the first quarter of 2022, which reflected the impact of higher average premiums per auto policy, favorable reserve development for prior accident years, the reduction in policies-in-force, and lower claims frequencies. Somewhat offsetting the favorable impact of these items were increases in claims severities. GEICO’s reductions in the ultimate claim loss estimates for prior years’ loss events were $338 million in the first quarter of 2023 and $92 million in the first quarter of 2022. The reduction in loss estimates for prior years’ events in 2023 reflected decreased estimates across several coverages.

Claims frequencies in the first quarter of 2023 were lower for property damage (five to six percent range) and collision (six to seven percent range), while claims frequencies increased for bodily injury (four to five percent range) and personal injury (three to four percent range). Average claims severities in the first quarter of 2023 were higher for property damage coverage (twenty-one to twenty-two percent range), collision coverage (seven to eight percent range) and bodily injury coverage (eight to ten percent range).

Underwriting expenses in the first quarter of 2023 were $931 million, a decrease of $257 million (21.6%) compared to 2022. GEICO’s expense ratio (underwriting expenses to premiums earned) in the first quarter of 2023 was 9.7% compared to 12.5% in 2022. These decreases were driven by the reduction in advertising expenses.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group consists of several independently managed businesses that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s larger insurers include Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct Insurance Company (“BH Direct”) and U.S. Liability Insurance Company (“USLI”). This group also includes Alleghany’s RSUI Group Inc. and CapSpecialty, Inc. (“Alleghany Insurance”), beginning October 19, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

A summary of BH Primary underwriting results follows (dollars in millions).

	First Quarter
	2023		2022
	Amount	%	Amount	%
Premiums written	$4,158		$3,392
Premiums earned	$3,961	100.0	$3,118	100.0
Losses and loss adjustment expenses	2,656	67.1	2,274	72.9
Underwriting expenses	1,037	26.1	752	24.1
Total losses and expenses	3,693	93.2	3,026	97.0
Pre-tax underwriting earnings	$268		$92

Premiums written increased $766 million (22.6%) in the first quarter of 2023 compared to 2022. The increase was primarily due to the inclusion of Alleghany Insurance ($570 million), as well as increased volumes from BH Specialty, BH Direct and USLI.

Losses and loss adjustment expenses increased $382 million (16.8%) in the first quarter of 2023 compared to 2022, primarily due to the impact of Alleghany Insurance ($233 million). BH Primary’s loss ratio decreased 5.8 percentage points in the first quarter of 2023 compared to 2022, reflecting changes in business mix (including the impact of Alleghany Insurance), lower incurred losses from current year catastrophes and increased reductions in loss estimates for prior years’ events. Incurred losses from significant catastrophes during the first quarter were $37 million in 2023 and $75 million in 2022. Incurred losses and loss adjustment expenses reflected net reductions in estimated ultimate liabilities for prior years’ loss events of $41 million in the first quarter of 2023 and $22 million in the first quarter of 2022. BH Primary insurers write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. Claims liabilities could be greater than anticipated due to a variety of factors.

Underwriting expenses increased $285 million (37.9%) in the first quarter of 2023 compared to 2022. Alleghany Insurance underwriting expenses for the first quarter of 2023 were $139 million. Underwriting expenses as percentages of premiums earned increased 2.0 percentage points in the first quarter of 2023 compared to 2022. The increase was primarily attributable to changes in business mix.

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

A summary of BHRG’s premiums and pre-tax underwriting results follows (in millions). Pre-tax underwriting losses in the first quarter of 2022 were increased $14 million for the life and health business and $16 million for the periodic payment annuity business, while earnings from the variable annuity business were increased $175 million from the previously reported amounts due to the retrospective adoption of ASU 2018-12.

	First Quarter
	Premiums earned		Pre-tax underwriting earnings (loss)
	2023	2022	2023	2022
Property/casualty	$5,149	$3,399	$390	$405
Life/health	1,060	1,248	137	(26)
Retroactive reinsurance	—	—	(195)	(190)
Periodic payment annuity	—	169	(164)	(119)
Variable annuity	—	—	63	231
	$6,209	$4,816	$231	$301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2023		2022
	Amount	%	Amount	%
Premiums written	$6,268		$4,386
Premiums earned	$5,149	100.0	$3,399	100.0
Losses and loss adjustment expenses	3,387	65.8	2,307	67.9
Underwriting expenses	1,372	26.6	687	20.2
Total losses and expenses	4,759	92.4	2,994	88.1
Pre-tax underwriting earnings	$390		$405

Premiums written in the first quarter of 2023 included $1.3 billion from the inclusion of TransRe Group. Otherwise, premiums written increased $542 million (12.4%) in the first quarter of 2023 compared to 2022, primarily due to net increases in new and renewal property business and higher rates, partially offset by unfavorable foreign currency translation effects.

Losses and loss adjustment expenses increased $1.1 billion (46.8%) in the first quarter of 2023 compared to 2022, primarily from the inclusion of TransRe Group ($700 million). The loss ratio decreased 2.1 percentage points in the first quarter of 2023 compared to 2022. Losses incurred from significant catastrophes during the first quarter were $407 million in 2023 and $315 million in 2022. Losses and loss adjustment expenses included reductions in estimated ultimate liabilities for prior years’ events of $361 million in the first quarter of 2023 and $137 million in the first quarter of 2022.

The expense ratio increased 6.4 percentage points in the first quarter of 2023 compared to 2022, primarily attributable to foreign currency exchange rate effects and changes in business mix, including the impact of TransRe Group. Underwriting expenses in the first quarter of 2023 included $385 million related to TransRe Group. Underwriting expenses also included foreign currency exchange losses of $74 million in the first quarter of 2023 compared to gains of $81 million in the first quarter of 2022, related to the remeasurement of certain non-U.S. Dollar denominated liabilities of our U.S. insurance subsidiaries.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2023		2022
	Amount	%	Amount	%
Premiums written	$1,061		$1,243
Premiums earned	$1,060	100.0	$1,248	100.0
Life and health insurance benefits	678	64.0	1,061	85.0
Underwriting expenses	245	23.1	213	17.1
Total benefits and expenses	923	87.1	1,274	102.1
Pre-tax underwriting earnings (loss)	$137		$(26)

Pre-tax underwriting earnings in the first quarter of 2023 reflected the impact of life insurance contract commutations in 2023, as well as lower claims incurred compared to the first quarter of 2022. The life insurance contract commutations drove most of the comparative decreases in premiums earned and life and health benefits incurred.

Retroactive reinsurance

Retroactive reinsurance underwriting results primarily derive from the runoff of contracts written several years ago. Pre-tax underwriting losses in each period derived from the amortization of deferred charges and changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting losses were $195 million in the first quarter of 2023 and $190 million in the first quarter of 2022, primarily related to deferred charge amortization. The effects of foreign currency exchange were relatively insignificant in the first quarter of 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance (Continued)

Gross unpaid losses assumed under retroactive reinsurance contracts were $35.1 billion at March 31, 2023, a decline of $352 million since December 31, 2022, primarily attributable to paid claims. Unamortized deferred charges related to retroactive reinsurance contracts were $9.7 billion at March 31, 2023, a decline of $171 million since December 31, 2022. Deferred charge amortization will be included in underwriting earnings over the expected remaining claims settlement periods.

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

Our periodic payment annuity contracts normally produce pre-tax underwriting losses from the recurring accretion of time-value discounted annuity liabilities, which includes discount accruals on liabilities of contracts without life contingencies. Underwriting results also include gains or losses from foreign currency exchange rate changes on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results included foreign currency losses of $19 million in the first quarter of 2023 and gains of $23 million in the first quarter of 2022.

Pre-tax underwriting losses before foreign currency exchange effects were $145 million in the first quarter of 2023 and $142 million in the first quarter of 2022. Discounted liabilities were $15.1 billion at March 31, 2023, which included $4.0 billion for contracts without life contingencies. We adopted ASU 2018-12 on January 1, 2023. ASU 2018-12 requires that the discount rates on contracts with life-contingent liabilities be adjusted quarterly based upon prevailing interest rates. The effects of discount rate changes are reflected in other comprehensive income.

Variable annuity

The run-off of our variable annuity guarantee reinsurance contracts produced pre-tax gains of $63 million in the first quarter of 2023 and $231 million in the first quarter of 2022. The results from these contracts are affected by changes in securities markets, interest rates and foreign currency exchange rates, which can be volatile, and from the periodic amortization of expected profit margins.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter		Percentage
	2023	2022	Change
Dividend income	$1,244	$1,197	3.9%
Interest and other investment income	1,141	164	595.7
Pre-tax net investment income	2,385	1,361	75.2
Income taxes and noncontrolling interests	416	191
Net investment income	$1,969	$1,170
Effective income tax rate	17.4%	14.1%

Dividend income increased 3.9% in the first quarter of 2023 compared to 2022. Income in the first quarter included $8 million in 2023 and $16 million in 2022 from BHE preferred stock. Such amounts were deducted from earnings of the BHE segment. Dividend income varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

Interest and other investment income increased $977 million in the first quarter of 2023 compared to the same period in 2022. The increase was primarily due to increases in short-term interest rates. We continue to hold substantial balances of cash, cash equivalents and short-term U.S. Treasury Bills. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

Invested assets of our insurance businesses derive from shareholder capital and net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $165 billion at March 31, 2023 and $164 billion at December 31, 2022. Our combined insurance operations generated pre-tax underwriting gains of $1.2 billion in the first quarter of 2023 and, consequently, the average cost of float was negative. A summary of cash and investments held in our insurance businesses as of March 31, 2023 and December 31, 2022 follows (in millions).

	March 31, 2023	December 31, 2022
Cash, cash equivalents and U.S. Treasury Bills	$93,627	$86,816
Equity securities	319,466	298,934
Fixed maturity securities	22,438	24,998
Other	2,501	3,417
	$438,032	$414,165

Fixed maturity securities as of March 31, 2023 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$9,578	$(182)	$9,396
Foreign governments	11,106	(95)	11,011
Corporate bonds	1,525	259	1,784
Other	228	19	247
	$22,437	$1	$22,438

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 93% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies as of March 31, 2023.

BNSF

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

	First Quarter
	2023	2022
Railroad operating revenues	$5,888	$5,777
Railroad operating expenses:
Compensation and benefits	1,313	1,224
Fuel	964	861
Purchased services	511	499
Depreciation and amortization	645	624
Equipment rents, materials and other	593	526
Total	4,026	3,734
Railroad operating earnings	1,862	2,043
Other revenues (expenses):
Other revenues	131	191
Other expenses, net	(87)	(170)
Interest expense	(257)	(255)
Pre-tax earnings	1,649	1,809
Income taxes	402	438
Net earnings	$1,247	$1,371
Effective income tax rate	24.4%	24.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF (Continued)

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units
	First Quarter		Percentage
	2023	2022	Change
Consumer products	1,066	1,275	(16.4)%
Industrial products	389	404	(3.7)
Agricultural products	300	305	(1.6)
Coal	369	385	(4.2)
	2,124	2,369	(10.3)

Railroad operating revenues increased 1.9% in the first quarter of 2023 compared to 2022, primarily attributable to a 14.0% increase in average revenue per car/unit resulting from higher fuel surcharge revenue driven by higher fuel prices and increased rates per car/unit, partially offset by a 10.3% decrease in unit volume. BNSF’s pre-tax earnings were $1.6 billion in the first quarter of 2023, an 8.8% decrease compared to 2022.

Operating revenues from consumer products were $1.9 billion in the first quarter, a 10.4% decrease from 2022, attributable to 16.4% lower volumes, partially offset by higher average revenue per car/unit. The volume decrease was primarily due to lower intermodal shipments resulting from lower west coast imports and the loss of an intermodal customer, partially offset by an increase in automotive volume from higher vehicle production.

Operating revenues from industrial products were $1.4 billion in the first quarter of 2023, a 6.4% increase from 2022, primarily due to higher average revenue per car/unit, partially offset by a 3.7% decrease in volumes. The volume decrease was primarily due to lower demand for chemicals and plastics, lumber and paper shipments.

Operating revenues from agricultural products were $1.5 billion in the first quarter of 2023, an 8.8% increase compared to 2022, reflecting higher average revenue per car/unit, partially offset by a 1.6% decrease in volumes. The volume decrease was primarily due to lower grain exports, partially offset by higher volumes of domestic grains, renewable diesel and feedstocks.

Operating revenues from coal were $1.0 billion in the first quarter of 2023, a 15.7% increase from 2022. The increase was attributable to higher average revenue per car/unit, partially offset by lower volumes of 4.2%. The volume decrease derived from weather related impacts and moderating demand due to lower natural gas prices.

Railroad operating expenses were $4.0 billion in the first quarter of 2023, an increase of $292 million (7.8%) compared to 2022. The increase was primarily due to increases in the cost of fuel, as well as higher compensation and benefits expenses. Our ratio of railroad operating expenses to railroad operating revenues in the first quarter of 2023 increased 3.8 percentage points to 68.4% versus 2022.

Compensation and benefits expenses increased $89 million (7.3%) in the first quarter of 2023 compared to 2022, primarily due to increased headcount, wage inflation, and lower productivity. Fuel expenses increased $103 million (12.0%) in the first quarter of 2023 compared to 2022, primarily due to higher average fuel prices, partially offset by lower volumes. Purchased services expenses increased $12 million (2.4%) in the first quarter of 2023 compared to 2022, primarily due to general inflation. Equipment rents, materials and other expenses increased $67 million (12.7%) in the first quarter of 2023 compared to 2022. The increase was primarily due to general inflation, increased casualty and litigation costs and higher property and other miscellaneous taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

We currently own 92% of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 25% interest in a liquefied natural gas export, import and storage facility (“LNG interest”), which BHE operates and consolidates for financial reporting purposes. Other energy businesses include two regulated electricity distribution businesses operated by BHE subsidiaries (referred to as Northern Powergrid) in Great Britain, a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”), a diversified portfolio of mostly renewable independent power projects and investments and an unregulated retail energy services company. BHE also operates a residential real estate brokerage business and a large network of real estate brokerage franchises in the United States.

The rates our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	First Quarter
	2023	2022
Revenues:
Energy operating revenue	$5,471	$4,823
Real estate operating revenue	875	1,207
Other income (loss)	105	(10)
Total revenue	6,451	6,020
Costs and expense:
Energy cost of sales	1,955	1,460
Energy operating expense	2,790	2,153
Real estate operating costs and expense	920	1,179
Interest expense	563	515
Total costs and expense	6,228	5,307
Pre-tax earnings	223	713
Income tax expense (benefit)*	(363)	(273)
Net earnings after income taxes	586	986
Noncontrolling interests of BHE subsidiaries	114	109
Net earnings attributable to BHE	472	877
Noncontrolling interests and preferred stock dividends	56	102
Net earnings attributable to Berkshire Hathaway shareholders	$416	$775
Effective income tax rate	(162.8)%	(38.3)%

* Includes significant production tax credits from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	First Quarter		Percentage
	2023	2022	Change
U.S. utilities	$163	$400	(59.3)%
Natural gas pipelines	369	322	14.6
Other energy businesses	183	339	(46.0)
Real estate brokerage	(34)	21	(261.9)
Corporate interest and other	(209)	(205)	2.0
	$472	$877	(46.2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE (Continued)

Our U.S. utilities operate in several states, including Utah, Oregon and Wyoming (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). After-tax earnings decreased $237 million in the first quarter of 2023 compared to 2022. The earnings decrease reflected higher operating expenses, partially offset by higher electric utility margin (operating revenue less cost of sales), higher other income and lower state income taxes. Operating expenses increased primarily due to a pre-tax increase of $359 million in loss accruals (net of expected insurance recoveries) associated with the 2020 wildfires, as well as from increases in general and plant maintenance costs.

The U.S. utilities’ electric utility margin was $1.7 billion in the first quarter of 2023, an increase of $62 million (3.8%) compared to the first quarter of 2022. The increase reflected higher operating revenue from favorable retail and wholesale pricing and increases in retail customer volumes, partially offset by increases in thermal generation and purchased power costs and lower wholesale volumes. Retail customer volumes increased 2.6% (3.3% at PacifiCorp, 1.0% at MEC and 2.9% at NV Energy) in the first quarter of 2023 compared to the first quarter of 2022, primarily due to increases in customer usage and in the average number of customers.

After-tax earnings of natural gas pipelines increased $47 million in the first quarter of 2023 compared to the first quarter of 2022. The increase was primarily due to higher regulated transportation and storage services revenues from certain general rate cases.

After-tax earnings of other energy businesses decreased $156 million in the first quarter of 2023 compared to the first quarter of 2022. The decrease was primarily due to a deferred income tax charge of $82 million recognized in March 2023 related to the enactment of a new Energy Profits Levy income tax in the United Kingdom, lower earnings from changes in unrealized positions on derivative contracts and unfavorable results from natural gas, solar and geothermal generating facilities due to increased maintenance costs and lower solar generation due to weather events in California. Partially offsetting these earnings decreases were increased wind tax equity investment earnings of $36 million.

After-tax earnings of real estate brokerage decreased $55 million in the first quarter of 2023 compared to the first quarter of 2022. The decrease reflected lower brokerage services revenues and margins, primarily due to a 29% reduction in closed brokerage transaction volumes, as well as lower mortgage services revenues and margins from a 41% decrease in closed transaction volumes, attributable to the impact of rising interest rates and a corresponding slowdown in home sales.

Pilot

On January 31, 2023, we acquired an additional 41.4% interest in Pilot Travel Centers, LLC (“Pilot”), and we currently own an 80% controlling interest. Thus, we began consolidating Pilot’s results of operations in our Consolidated Statements of Earnings on February 1, 2023. Through January 31, 2023, we owned a 38.6% interest in Pilot, which we accounted for under the equity method. Our proportionate share of Pilot’s net earnings for the month ending January 31, 2023 and first quarter 2022 are included in equity method earnings in the accompanying Consolidated Statements of Earnings.

Pilot is headquartered in Knoxville, Tennessee and operates travel centers in North America (primarily under the names Pilot or Flying J) with more than 650 travel center locations across the U.S. and in six Canadian provinces. Pilot also has over 150 retail locations in the U.S. and Canada where it sells diesel fuel through various arrangements with third party travel centers. A substantial portion of Pilot’s revenues and earnings derive from marketing fuel on a wholesale and retail basis and from other energy-related activities.

Our earnings from Pilot for the two months ending March 31, 2023 are summarized below (in millions).

Two months ending
March 31, 2023
Revenues	$9,508
Cost of sales	8,805
Operating and other expenses	496
Interest expense	71
Pre-tax earnings	136
Income taxes and noncontrolling interests	53
Net earnings attributable to Berkshire Hathaway shareholders	$83

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pilot (Continued)

Pilot’s revenues and earnings are highly dependent on fuel, prices and margins. Revenues for the two months ending March 31, 2023 were $9.5 billion. Revenues for the first three months of 2023 and 2022 were approximately $14.5 billion and $13.9 billion, respectively. For the first quarter of 2023, Pilot sold approximately 4.7 billion gallons of diesel fuel, gasoline and other fuel-related products.

Pilot’s pre-tax earnings for the two months ending March 31, 2023 were $136 million. Operating and other expenses included depreciation and amortization expense of $168 million, a significant portion of which derived from depreciation of property, plant and equipment assets and amortization of intangible assets that were remeasured to fair value in connection with the application of the acquisition accounting method in 2023. Fuel prices and margins were elevated in 2022 and remained elevated during the first quarter of 2023.

Pilot’s consolidated pre-tax earnings for the three months ending March 31, 2023 and 2022 are summarized below. Revenues, costs and expenses for the first quarter of 2022 and first month of 2023 are based on Pilot’s historical accounting and are not included in our Consolidated Financial Statements, whereas such information for the two months ending March 31, 2023 was included in our Consolidated Financial Statements. Dollars are in millions.

	First Quarter		Percentage
	2023	2022	Change
Revenues	$14,528	$13,910	4.4%
Cost of sales	13,499	12,962	4.1
Operating and other expenses	709	605	17.2
Interest expense	95	42	126.2
Earnings before income taxes and noncontrolling interests	$225	$301	(25.2)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2023	2022	Change
Revenues
Manufacturing	$18,289	$18,421	(0.7)%
Service and retailing	22,990	21,630	6.3
	$41,279	$40,051
Pre-tax earnings
Manufacturing	$2,611	$2,824	(7.5)%
Service and retailing	1,334	1,217	9.6
	3,945	4,041
Income taxes and noncontrolling interests	963	1,016
Net earnings*	$2,982	$3,025
Effective income tax rate	23.7%	24.6%
Pre-tax earnings as a percentage of revenues	9.6%	10.1%

* Excludes certain acquisition accounting expenses, primarily related to the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $202 million in the first quarter of 2023 and $161 million in the first quarter of 2022. These expenses are included in “Other” in the summary of earnings on page 28 and in the “Other” earnings section on page 44.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	First Quarter
	2023	2022
Revenues
Industrial products	$8,863	$7,475
Building products	6,010	6,712
Consumer products	3,416	4,234
	$18,289	$18,421
Pre-tax earnings
Industrial products	$1,441	$1,216
Building products	895	1,144
Consumer products	275	464
	$2,611	$2,824
Pre-tax earnings as a percentage of revenues
Industrial products	16.3%	16.3%
Building products	14.9%	17.0%
Consumer products	8.1%	11.0%

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)) and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into eleven groups, and includes leasing for the rail, intermodal tank container and mobile crane industries. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International) and a variety of industrial products for diverse markets (Scott Fetzer and LiquidPower Specialty Products). Beginning October 19, 2022, this group also includes businesses acquired in connection with Alleghany consisting of the structural steel fabrication products business conducted through W&W|AFCO Steel, as well as other businesses that became part of Marmon.

Revenues of the industrial products group increased $1.4 billion (18.6%) in the first quarter of 2023 compared to 2022 and pre-tax earnings increased $225 million (18.5%). Pre-tax earnings as a percentage of revenues for the group were 16.3% for the first quarters of 2023 and 2022. Operating results of the group in the first quarter of 2023 reflected the impact of business acquisitions and overall improved operating results at our pre-existing businesses.

PCC’s revenues were $2.25 billion in the first quarter of 2023, an increase of 28.1% compared to 2022. PCC derives significant revenues and earnings from sales of aerospace products. The revenue increase in 2023 was primarily attributable to higher demand for aerospace products, while power/energy and general and industrial products also contributed to the overall revenue increase. Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products.

PCC’s pre-tax earnings increased 23.0% in the first quarter of 2023 compared to 2022. Results in 2023 reflected improving manufacturing and operating efficiencies. We are continuing to strive to improve manufacturing efficiencies, maintain safety and prepare for increasing demand for PCC’s products. Continued growth in PCC’s revenues and earnings will be predicated on the ability to successfully increase production levels to match the expected growth in aerospace products demand.

Lubrizol’s revenues were approximately $1.7 billion in the first quarter of 2023, an increase of 5.2% compared to 2022. The revenue increase reflected higher average selling prices, partially offset by lower volumes and unfavorable foreign currency translation effects from the stronger U.S. Dollar. Lower sales volumes in the first quarter of 2023 were attributable to general market weakness in the global economy, resulting in lower demand in certain product lines.

Lubrizol’s pre-tax earnings increased 34.7% in the first quarter of 2023 compared to 2022. Earnings in 2023 were favorably impacted by higher selling prices and favorable product mix, partially offset by the continued rise of raw material costs, lower sales volumes, higher operating expenses, and unfavorable foreign currency translation effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Marmon’s revenues were $3.1 billion in the first quarter of 2023, an increase of 16.4% compared to 2022. Business acquisitions including AP Emissions Technologies and three former Alleghany businesses: Kentucky Trailer, Wilbert Funeral Services, Inc. and Wilbert Plastics Services, accounted for nearly 70% of the growth. Nearly all of Marmon’s business groups generated higher revenues in 2023, led by significant increases in the Rail & Leasing, Transportation, Metal Services and Crane groups, due to higher volumes and pricing improvements. Our Electrical, Metal Services and Plumbing & Refrigeration groups faced headwinds in revenue in 2023 attributed to lower steel and copper prices and slowing residential construction activity. Our international businesses were challenged by foreign currency translations as a result of the stronger U.S. Dollar.

Marmon’s pre-tax earnings in the first quarter of 2023 increased 13.5% compared to 2022, with business acquisitions accounting for 27% of the increase. Most of Marmon’s business groups generated higher comparative first quarter earnings in 2023, led by the Transportation group, as well as from the Water Technologies, Retail Solutions, Metals Services and Crane Services groups, primarily attributable to revenue growth. The first quarter earnings increase was partly offset by lower earnings in the Electrical group driven by falling demand and compressing margins in the building wire business and the Rail & Leasing group attributable to higher repair costs and lower railcar disposal gains.

IMC’s revenues were $1.0 billion in the first quarter of 2023, an increase of 5.2% compared to 2022. Revenues in 2023 reflected increased organic sales in North America and from business acquisitions, partially offset by lower revenues in Asia, unfavorable foreign currency translation from a stronger U.S. Dollar and the impact of the Russia-Ukraine conflict. IMC’s pre-tax earnings increased 3.5% in the first quarter of 2023 compared to 2022. The impact of higher revenues was partially offset by higher raw material costs, changes in sales mix and the impact of the Russia-Ukraine conflict.

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

Revenues of the building products group decreased $702 million (10.5%) in the first quarter of 2023 and pre-tax earnings decreased $249 million (21.8%) compared to 2022. Our building products businesses have benefited in recent years from the low interest rate environment and strong residential and commercial construction markets. The effects of significant increases in interest rates, including home mortgage interest rates in the U.S. over the past year, has slowed demand for our home building businesses and certain of our other building products businesses. As such, our businesses are likely to experience declines in comparative revenues and earnings over the remainder of 2023.

Clayton Homes’ revenues decreased 10.7% to $2.5 billion in the first quarter of 2023 compared to 2022. Revenues from home sales decreased $353 million (15.8%) in the first quarter of 2023, reflecting lower unit sales partially offset by higher average selling prices. New home unit sales decreased 18.0% in the first quarter of 2023, including a 16.9% decrease in factory-built manufactured homes and a 23.1% decrease in site-built home unit sales. We expect unit sales will continue to remain below 2022 in the near term. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities, increased 8.8% in the first quarter of 2023 compared to 2022. Loan balances, net of allowances for credit losses, were approximately $21.8 billion as of March 31, 2023, an increase of 2.3% from December 31, 2022.

Pre-tax earnings of Clayton Homes decreased $78 million (16.1%) in the first quarter 2023 compared to 2022, primarily attributable to lower sales volumes. Earnings from financial services declined 9.3% in the first quarter of 2023 versus 2022, reflecting increased expected loan loss provisions and higher operating and interest expenses.

Aggregate revenues of our other building products businesses were approximately $3.5 billion in the first quarter of 2023, a decrease of $401 million (10.3%) versus 2022. Comparative revenues were lower at all our other building products businesses, generally due to lower sales volumes, partly offset by higher average prices.

Pre-tax earnings of our other building products businesses decreased $170 million (25.8%) in the first quarter of 2023 compared to 2022. Earnings as a percentage of revenues in the first quarter of 2023 decreased 2.9 percentage points versus 2022. Earnings in 2023 at certain of our businesses were negatively impacted by lower sales and reduced gross sales margins. Earnings in 2022 benefitted from higher selling prices and strong demand in certain product categories, as well as a pre-tax gain from a business divestiture of $94 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Consumer products

The consumer products group includes recreational vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance batteries (Duracell). This group also includes custom picture framing products (Larson-Juhl), jewelry products (Richline) and beginning October 19, 2022, Jazwares, LLC (Jazwares), a global toy company acquired in connection with the Alleghany acquisition.

Consumer products group revenues decreased $818 million (19.3%) in the first quarter of 2023 compared to 2022. The decline reflected lower revenues at Forest River and certain of our apparel and footwear operations, partially offset by the impact of the Jazwares acquisition.

Forest River’s revenues declined 38.6% in the first quarter of 2023 compared to 2022, reflecting an overall 44% decline in unit sales. Forest River experienced strong unit sales in recent years and through the first half of 2022. Since then, volumes have declined, attributable in part to the impact of rising interest rates, inflation and other macroeconomic conditions.

Revenues of our apparel and footwear businesses declined $68 million (5.7%) in the first quarter of 2023 compared to 2022, reflecting lower revenues from apparel (12.1%), partly offset by higher revenues from footwear. The decline in apparel revenue was driven by lower volume, as order delays and cancellations persisted in response to the elevated inventory levels of retail business customers. Duracell’s revenues in first quarter of 2023 declined 4.5% versus 2022, primarily due to lower volume and unfavorable foreign currency translation effects of the stronger U.S. Dollar.

Pre-tax earnings of our consumer products group declined $189 million (40.7%) in the first quarter of 2023 versus 2022, primarily attributable to lower earnings from Forest River and the apparel and footwear businesses. Pre-tax earnings as a percentage of revenues decreased 2.9 percentage points in the first quarter of 2023 compared to 2022.

Apparel and footwear earnings declined 18% in the first quarter of 2023 compared to 2022. Our apparel businesses continue to be negatively affected by lower sales volumes, reduced manufacturing efficiencies and higher manufacturing costs. We expect that comparative operating earnings of these businesses will be lower in the near term.

Earnings from Forest River declined 57%, primarily due to the decrease in unit sales, which reduced manufacturing efficiencies, and from unfavorable changes in product mix. We currently expect demand for recreational vehicles will remain relatively low and Forest River’s earnings in the near term to decline versus 2022.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	First Quarter
	2023	2022
Revenues
Service	$5,319	$4,523
Retailing	4,612	4,592
McLane	13,059	12,515
	$22,990	$21,630
Pre-tax earnings
Service	$837	$724
Retailing	384	411
McLane	113	82
	$1,334	$1,217
Pre-tax earnings as a percentage of revenues
Service	15.7%	16.0%
Retailing	8.3%	9.0%
McLane	0.9%	0.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Service

Our service group consists of several businesses. The largest of these businesses are NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training services and products to operators of aircraft, and TTI, a distributor of electronics components. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire) and operate a television station in Miami, Florida (WPLG). Beginning October 19, 2022, this group includes IPS Integrated Project Services, LLC (IPS), a provider of various services in facilities construction management.

Service group revenues increased $796 million (17.6%) in the first quarter of 2023 compared to 2022. The increase was primarily due to increased revenues from aviation services, the impact of the IPS acquisition ($302 million), and increased revenues from TTI. Revenues of TTI increased 5.8% in the first quarter of 2023 compared to 2022. TTI sales levels during 2022 were relatively strong. However, beginning in the third quarter of 2022, new orders slowed in certain regions and markets, in part attributable to elevated inventory levels within the supply chain. These conditions are expected to continue in 2023 and we may experience comparative revenue declines in future periods. Revenues from aviation services increased 18.8% in the first quarter of 2023 compared to 2022. The revenue increase was primarily due to increases in the number of aircraft in shared aircraft ownership programs and in flight hours across NetJets’ various programs, as well as higher average rates.

Pre-tax earnings of the service group increased $113 million (15.6%) in the first quarter of 2023 compared to 2022. Pre-tax earnings as a percentage of revenues decreased 0.3 percentage points in the first quarter of 2023 compared to 2022. The earnings increase was primarily attributable to higher overall margin rates in aviation services businesses, primarily due to changes in business mix, and to the impact of the IPS acquisition.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), representing 67% of our combined retailing revenue in the first quarter of 2023. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers vehicle service contracts and operates two insurance businesses. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 18% of the combined retailing revenues in the first quarter of 2023.
Other retailing businesses include three jewelry retailing businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionary products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany.

Retailing group revenues were relatively unchanged in the first quarter of 2023 compared to 2022, reflecting an increase at BHA, offset by lower revenues from our other retailers. BHA’s revenues in the first quarter of 2023 increased 3.6% compared to 2022. Revenues from new vehicle sales increased 6.9% in the first quarter of 2023 compared to 2022 while revenues from pre-owned vehicle sales declined 4.0%. Unit sales in the first quarter of 2023 increased 0.9%, primarily from new vehicles. While new vehicle levels remain well below historical levels, supplies continue to gradually increase. Revenues from BHA’s service/repair operations in the first quarter of 2023 increased 11.1% versus 2022. Other retailing revenues declined 5.5% in the first quarter of 2023 versus 2022, primarily due to lower sales volumes at our home furnishings businesses.

Retailing group pre-tax earnings decreased $27 million (6.6%) in the first quarter of 2023 compared to 2022. BHA’s pre-tax earnings increased 30.9% in the first quarter of 2023 compared to 2022. BHA’s earnings increase reflected higher earnings from service/repair and finance/service contract operations and lower operating expenses, partially offset by lower vehicle sales margins and higher floor plan interest expense. BHA’s comparative vehicle gross profit margin rates, before the effects of LIFO, peaked in the first half of 2022 and have since declined. Aggregate pre-tax earnings for the remainder of our retailing group decreased $91 million (45.1%) in the first quarter of 2023 compared to 2022, primarily due to a 49.6% decrease in earnings from the home furnishings businesses, and the impact of a gain in 2022 related to the divestiture of certain jewelry stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“grocery”) and to restaurants (“foodservice”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The grocery and foodservice businesses generate high sales and very low profit margins and operate in a highly competitive environment. These businesses have several significant customers, including Walmart, 7-Eleven, Yum! Brands and others. Grocery sales comprised 61% of McLane’s consolidated sales in the first quarter of 2023, with foodservice representing most of the remainder. A curtailment of purchasing by any of its significant customers could have an adverse impact on McLane’s periodic revenues and earnings.

Revenues increased $544 million (4.3%) in the first quarter of 2023 compared to 2022, reflecting an increase of 3.5% from the grocery business and 5.7% from the foodservice business. Pre-tax earnings increased $31 million (37.8%) in the first quarter of 2023 compared to 2022. The increase in earnings reflected a slight increase in the gross sales margin rate, partly offset by higher personnel expenses.

Non-Controlled Businesses

After-tax earnings of our non-controlled businesses include our proportionate share of earnings attributable to our investments in Kraft Heinz, Occidental Petroleum, Pilot and Berkadia. Earnings attributable to these businesses increased $286 million in the first quarter of 2023 versus 2022, primarily due to earnings from the inclusion of Occidental Petroleum in 2023. As of January 31, 2023, Berkshire acquired a controlling interest in Pilot. We applied the equity method through the end of January 2023 on our pre-existing 38.6% interest and began consolidating Pilot’s financial statements in our Consolidated Financial Statements on February 1, 2023. See Notes 3 and 6 to the Consolidated Financial Statements.

Investment and Derivative Contract Gains (Losses)

A summary of investment and derivative contract gains (losses) follows (dollars in millions).

	First Quarter
	2023	2022
Investment gains (losses)	$34,758	$(1,735)
Derivative contract gains (losses)	—	(243)
Gains (losses) before income taxes and noncontrolling interests	34,758	(1,978)
Income taxes and noncontrolling interests	7,319	(398)
Net earnings (loss)	$27,439	$(1,580)
Effective income tax rate	20.9%	16.0%

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

Pre-tax investment gains and losses in the first quarter included net unrealized gains of $31.3 billion in 2023 compared to net unrealized losses of $1.8 billion in 2022 on securities we held at the end of the applicable period. Taxable investment gains and losses on equity securities sold is generally the difference between sales proceeds and the original cost of the securities sold. Sales of equity securities in the first quarter produced taxable gains of $2.2 billion in 2023 compared to taxable losses of $739 million in 2022. Pre-tax investment gains in the first quarter of 2023 included a non-cash gain of $3 billion related to the remeasurement of our pre-existing interest in Pilot to fair value through the application of acquisition accounting upon attaining control of Pilot for financial reporting purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

A summary of after-tax other earnings/losses follows (in millions).

	First Quarter
	2023	2022
Acquisition accounting expenses	$(202)	$(161)
Corporate interest expense, before foreign currency effects	(64)	(70)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(17)	522
Other earnings	172	79
	$(111)	$370

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s business acquisitions. Such charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains and losses pertain to Berkshire’s and BHFC’s Euro, Great Britain Pound and Japanese Yen denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. In 2022, we recorded significant foreign currency exchange rate gains on these debt issues, due to strengthening of the U.S. Dollar, which reduced the U.S Dollar carrying value of the debt. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Other earnings consist primarily of Berkshire parent company investment income and corporate expenses, other intercompany interest income where the interest expense is included in earnings of the operating businesses and unallocated income taxes.

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Our Consolidated shareholders’ equity at March 31, 2023 was $504.6 billion, an increase of $31.1 billion since December 31, 2022. Net earnings attributable to Berkshire shareholders was $35.5 billion in the first quarter of 2023, which included after-tax gains on our investments of $27.4 billion. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program does not specify a maximum number of shares to be repurchased and does not require any specified repurchase amount. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $4.4 billion in the first quarter of 2023 to repurchase shares of its Class A and B common stock.

At March 31, 2023, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $127.7 billion, which included $106.9 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investments in Kraft Heinz and Occidental common stock) were $350.7 billion. During the first quarter of 2023, we paid cash of $2.9 billion to acquire equity securities and we received proceeds of $13.3 billion from sales of equity securities. On January 31, 2023, we acquired an additional 41.4% interest in Pilot for approximately $8.2 billion.

Our consolidated borrowings at March 31, 2023 were $123.6 billion, of which over 95% were by the Berkshire parent company, BHFC, BNSF, BHE and its subsidiaries and Pilot. In the first quarter of 2023, we paid approximately $6.2 billion on maturing term debt and increased short-term borrowings by approximately $1.1 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

Berkshire parent company outstanding debt at March 31, 2023 was $17.5 billion, a decrease of $3.9 billion since December 31, 2022 due to repayments of maturing debt during the first quarter. In April 2023, Berkshire issued ¥164.4 billion (approximately $1.2 billion) of senior notes and repaid ¥56.3 billion of maturing notes.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $17.9 billion at March 31, 2023, substantially unchanged from December 31, 2022. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $22.7 billion as of March 31, 2023, a decrease of $705 million from December 31, 2022. Outstanding borrowings of BHE and its subsidiaries were $53.0 billion at March 31, 2023, an increase of $215 million from December 31, 2022. Aggregate debt maturities for BHE and BNSF over the next twelve months approximate $3.9 billion. Borrowings of Pilot were $6.5 billion as of March 31,2023, of which $5.9 billion was outstanding as of the January 31, 2023 acquisition date. Berkshire does not guarantee the repayment of debt or other borrowings issued by BNSF, BHE, Pilot or any of their subsidiaries or affiliates.

In the first quarter of 2023, our diverse group of businesses generated net operating cash flows of $8.7 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $3.7 billion in the first quarter of 2023, which included capital expenditures by our railroad, utilities and energy businesses (BNSF, BHE and Pilot) of $2.6 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. Forecasted capital expenditures for BHE and BNSF over the remainder of 2023 approximate $11.7 billion.

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 act”) was signed into law. The 2022 act contains numerous provisions, including a 15% corporate alternative minimum income tax on “adjusted financial statement income”, expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 act become effective for tax years beginning after December 31, 2022. On December 27, 2022, the IRS and Department of Treasury issued initial guidance for taxpayers subject to the corporate alternative minimum tax. The guidance addresses several, but not all, issues that needed clarification. The IRS and Department of Treasury intend to release additional guidance in the future. We will continue to evaluate the impact of the 2022 act as more guidance becomes available. We currently do not expect a material impact on our Consolidated Financial Statements.

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as operating lease liabilities and shared aircraft repurchase liabilities of NetJets.

We are also obligated to pay claims arising from property and casualty insurance companies. Such liabilities, including amounts from retroactive reinsurance, were $143 billion at March 31, 2023. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities currently recorded in our Consolidated Balance Sheet. We anticipate that these payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. As of March 31, 2023, the largest categories of our long-term contractual obligations primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF, aircraft purchase commitments of NetJets and certain raw materials purchase commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations (Continued)

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2023 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2022.

Our Consolidated Balance Sheet as of March 31, 2023 includes estimated liabilities of $143 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2023 included goodwill of acquired businesses of approximately $83 billion and indefinite-lived intangible assets of $21 billion, which included $9.5 billion of goodwill associated with the Alleghany and Pilot acquisitions. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2022. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2022, the estimated fair values of six reporting units did not exceed our carrying values by at least 20%. The most significant of these reporting units was Precision Castparts Corp. (“PCC”). Our estimated fair value of PCC was approximately $31.5 billion, exceeding our carrying value of approximately $30.3 billion by 4.0%. Our carrying value of PCC included goodwill of approximately $7.5 billion. For the five other reporting units, our aggregate estimated fair value was approximately $4.5 billion, which exceeded our aggregate carrying value of approximately $4.1 billion by 9.9%. Our carrying value of these units included goodwill of approximately $1.4 billion.

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

As of March 31, 2023, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse consequences of the COVID-19 pandemic, geopolitical conflicts and general changes in business conditions on certain of our reporting units may prove to be worse than we currently anticipate, and we may need to record goodwill or indefinite-lived intangible asset impairment charges in future periods. Making estimates of the fair value of reporting units are inherently subjective and will likely continue to be significantly affected by assumptions on the severity, duration or long-term effects of adverse events on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates can be subject to wide variations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2022 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2023, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2022, to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the first quarter of 2023 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January
Class A common stock	468	$475,158.19	468	*
Class B common stock	1,323,333	$310.87	1,323,333	*

February
Class A common stock	249	$464,461.13	249	*
Class B common stock	892,938	$304.58	892,938	*

March
Class A common stock	4,386	$465,791.01	4,386	*
Class B common stock	4,500,593	$305.57	4,500,593	*

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

Item 5. Other Information

As disclosed in Notes 2 and 16 to the accompanying Consolidated Financial Statements included in this Form 10-Q, we adopted ASU 2018-12 on January 1, 2023 on the modified retrospective basis beginning as of the January 1, 2021 transition date. Most significantly, ASU 2018-12 changed the measurement of our long duration life, annuity and health insurance benefit liabilities, primarily attributable to changes in discount rate assumptions used in measuring such liabilities. ASU 2018-12 also made relatively minor modifications to the accounting for deferred policy acquisition cost amortization and changed the classification and measurement of certain market risk benefit liabilities, such as those related to variable annuity contracts.

Item 5. Other Information (Continued)

A summary of the revisions to the affected balances included in our previously reported Consolidated Financial Statements for the years ended December 31, 2021 and 2022 and as of the January 1, 2021 transition date follows. Amounts are in millions, except per share amounts.

	Dec. 31, 2020	January 1, 2021		December 31, 2021			December 31, 2022
	Previously reported	Increase (decrease)	As revised	Previously reported	Increase (decrease)	As revised	Previously reported	Increase (decrease)	As revised
Assets:
Other receivables	$32,310	$738	$33,048	$35,388	$580	$35,968	$43,506	$(16)	$43,490
Other	14,580	—	14,580	15,854	24	15,878	19,628	29	19,657
Total assets	873,729	$738	874,467	958,784	$604	959,388	948,452	$13	948,465
Liabilities and shareholders’ equity:
Unearned premiums	21,395	$(56)	21,339	23,512	$(56)	23,456	28,657	$—	28,657
Life, annuity and health insurance benefits	21,616	7,220	28,836	22,282	5,013	27,295	22,421	(2,668)	19,753
Other policyholder liabilities	8,670	1,697	10,367	9,901	1,485	11,386	10,101	1,269	11,370
Income taxes, principally deferred	74,098	(1,695)	72,403	90,243	(1,207)	89,036	77,020	348	77,368
Total liabilities	422,393	7,166	429,559	443,854	5,235	449,089	467,835	(1,051)	466,784
Accumulated other comprehensive income	(4,243)	(5,751)	(9,994)	(4,027)	(4,096)	(8,123)	(6,591)	1,539	(5,052)
Retained earnings	444,626	(677)	443,949	534,421	(535)	533,886	511,602	(475)	511,127
Berkshire Hathaway shareholders’ equity	443,164	(6,428)	436,736	506,199	(4,631)	501,568	472,360	1,064	473,424
Total shareholders’ equity	451,336	(6,428)	444,908	514,930	(4,631)	510,299	480,617	1,064	481,681
Total liabilities and shareholders’ equity	873,729	$738	874,467	958,784	$604	959,388	948,452	$13	948,465

	Year ended December 31, 2021			Year ended December 31, 2022
	Previously reported	Increase (decrease)	As revised	Previously reported	Increase (decrease)	As revised
Revenues:
Insurance premiums earned	$69,478	$(18)	$69,460	$74,645	$(69)	$74,576
Cost and expenses:
Life, annuity and health insurance benefits	6,007	(183)	5,824	5,152	91	5,243
Insurance underwriting expenses	12,569	(10)	12,559	11,942	(236)	11,706
Earnings (loss) before income taxes	111,686	175	111,861	(30,576)	76	(30,500)
Income tax expense (benefit)	20,879	33	20,912	(8,518)	16	(8,502)
Net earnings (loss)	90,807	142	90,949	(22,058)	60	(21,998)
Net earnings (loss) attributable to Berkshire Hathaway shareholders	89,795	142	89,937	(22,819)	60	(22,759)
Other comprehensive income:
Foreign currency translation	(1,011)	—	(1,011)	(2,136)	(2)	(2,138)
Long duration insurance contracts	—	2,108	2,108	—	7,177	7,177
Applicable income taxes	—	(453)	(453)	—	(1,540)	(1,540)
Other comprehensive income, net	234	1,655	1,889	(2,625)	5,635	3,010
Comprehensive income attributable to Berkshire Hathaway shareholders	90,011	1,797	91,808	(25,383)	5,695	(19,688)
Net earnings (loss) per average equivalent Class A share	$59,460	$94	$59,554	$(15,535)	$41	$(15,494)
Net earnings (loss) per average equivalent Class B share	$39.64	$0.06	$39.70	$(10.36)	$0.03	$(10.33)

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 6, 2023	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer