Form 10-Q
period 2023-09-30
BERKSHIRE HATHAWAY INC
filed 2023-11-06
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of October 24, 2023:

Class A —	571,726
Class B —	1,308,414,093

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$25,573	$32,260
Short-term investments in U.S. Treasury Bills	126,401	92,774
Investments in fixed maturity securities	22,435	25,128
Investments in equity securities	318,621	308,793
Equity method investments	27,496	28,050
Loans and finance receivables	24,009	23,208
Other receivables	45,878	43,490
Inventories	24,755	25,366
Property, plant and equipment	21,758	21,113
Equipment held for lease	16,284	15,584
Goodwill	50,939	51,522
Other intangible assets	29,495	29,187
Deferred charges - retroactive reinsurance	9,265	9,870
Other	19,674	19,657
	762,583	726,002
Railroad, Utilities and Energy:
Cash and cash equivalents*	5,267	3,551
Receivables	6,848	4,795
Property, plant and equipment	173,456	160,268
Goodwill	34,713	26,597
Regulatory assets	5,694	5,062
Other	31,372	22,190
	257,350	222,463
	$1,019,933	$948,465

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $3.6 billion at September 30, 2023 and $2.6 billion at December 31, 2022.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$109,824	$107,472
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	33,919	35,415
Unearned premiums	31,914	28,657
Life, annuity and health insurance benefits	18,556	19,753
Other policyholder liabilities	11,105	11,370
Accounts payable, accruals and other liabilities	32,259	33,201
Aircraft repurchase liabilities and unearned lease revenues	7,549	6,820
Notes payable and other borrowings	40,941	46,538
	286,067	289,226
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	22,818	16,615
Regulatory liabilities	6,688	7,369
Notes payable and other borrowings	83,840	76,206
	113,346	100,190
Income taxes, principally deferred	85,793	77,368
Total liabilities	485,206	466,784
Redeemable noncontrolling interests	3,230	—
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	34,473	35,167
Accumulated other comprehensive income	(4,272)	(5,052)
Retained earnings	569,776	511,127
Treasury stock, at cost	(74,655)	(67,826)
Berkshire Hathaway shareholders’ equity	525,330	473,424
Noncontrolling interests	6,167	8,257
Total shareholders’ equity	531,497	481,681
	$1,019,933	$948,465

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Revenues:
Insurance and Other:
Insurance premiums earned	$21,360	$18,754	$61,717	$54,323
Sales and service revenues	39,456	39,597	116,970	117,679
Leasing revenues	2,104	1,959	6,227	5,518
Interest, dividend and other investment income	4,047	2,378	11,122	7,101
	66,967	62,688	196,036	184,621
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,828	6,663	17,637	19,219
Utility and energy operating revenues	19,033	6,090	53,543	15,843
Service revenues and other income	1,382	1,463	3,890	4,265
	26,243	14,216	75,070	39,327
Total revenues	93,210	76,904	271,106	223,948

Investment and derivative contract gains (losses)	(29,778)	(13,465)	38,041	(82,362)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,719	16,005	42,029	42,957
Life, annuity and health insurance benefits	1,144	1,428	3,057	3,951
Insurance underwriting expenses	3,496	2,613	10,812	7,594
Cost of sales and services	31,049	31,292	91,989	92,710
Cost of leasing	1,489	1,418	4,423	4,148
Selling, general and administrative expenses	5,120	4,068	15,727	12,081
Interest expense	311	297	953	863
	56,328	57,121	168,990	164,304
Railroad, Utilities and Energy:
Freight rail transportation expenses	4,038	4,581	12,213	12,766
Utilities and energy cost of sales and other expenses	18,249	4,295	50,254	11,730
Other expenses	1,089	1,320	3,149	4,003
Interest expense	949	795	2,774	2,350
	24,325	10,991	68,390	30,849
Total costs and expenses	80,653	68,112	237,380	195,153
Earnings (loss) before income taxes and equity method earnings	(17,221)	(4,673)	71,767	(53,567)
Equity method earnings	262	415	1,461	958
Earnings (loss) before income taxes	(16,959)	(4,258)	73,228	(52,609)
Income tax expense (benefit)	(4,392)	(1,560)	13,839	(12,374)
Net earnings (loss)	(12,567)	(2,698)	59,389	(40,235)
Earnings attributable to noncontrolling interests	200	100	740	604
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(12,767)	$(2,798)	$58,649	$(40,839)
Net earnings (loss) per average equivalent Class A share	$(8,824)	$(1,907)	$40,422	$(27,768)
Net earnings (loss) per average equivalent Class B share*	$(5.88)	$(1.27)	$26.95	$(18.51)
Average equivalent Class A shares outstanding	1,446,925	1,466,946	1,450,934	1,470,714
Average equivalent Class B shares outstanding	2,170,387,690	2,200,419,462	2,176,400,554	2,206,070,294

——————

* Net earnings per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 19.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Net earnings (loss)	$(12,567)	$(2,698)	$59,389	$(40,235)
Other comprehensive income:
Unrealized gains (losses) on investments	11	(527)	217	(974)
Applicable income taxes	(7)	113	(39)	208
Foreign currency translation	(801)	(1,727)	(169)	(3,792)
Applicable income taxes	(7)	(38)	(22)	14
Long-duration insurance contract discount rate changes	920	1,782	1,040	7,594
Applicable income taxes	(204)	(380)	(253)	(1,626)
Defined benefit pension plans	14	29	66	70
Applicable income taxes	(1)	(7)	(13)	(16)
Other, net	23	44	(40)	199
Other comprehensive income, net	(52)	(711)	787	1,677
Comprehensive income	(12,619)	(3,409)	60,176	(38,558)
Comprehensive income attributable to noncontrolling interests	180	46	747	518
Comprehensive income attributable to Berkshire Hathaway shareholders	$(12,799)	$(3,455)	$59,429	$(39,076)

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the third quarter and first nine months of 2023
Balance at December 31, 2022 as previously reported	$35,175	$(6,591)	$511,602	$(67,826)	$8,257	$480,617
Adoption of ASU 2018-12	—	1,539	(475)	—	—	1,064
Balance at December 31, 2022 as revised	35,175	(5,052)	511,127	(67,826)	8,257	481,681
Net earnings	—	—	35,504	—	253	35,757
Other comprehensive income, net	—	76	—	—	6	82
Acquisition of common stock	—	—	—	(4,439)	—	(4,439)
Transactions with noncontrolling interests and other	(11)	—	—	—	7	(4)
Balance at March 31, 2023	$35,164	$(4,976)	$546,631	$(72,265)	$8,523	$513,077
Net earnings	—	—	35,912	—	287	36,199
Other comprehensive income, net	—	736	—	—	21	757
Acquisition of common stock	—	—	—	(1,303)	—	(1,303)
Transactions with noncontrolling interests and other	(16)	—	—	—	(163)	(179)
Balance at June 30, 2023	$35,148	$(4,240)	$582,543	$(73,568)	$8,668	$548,551
Net earnings (loss)	—	—	(12,767)	—	200	(12,567)
Other comprehensive income, net	—	(32)	—	—	(20)	(52)
Acquisition of common stock	—	—	—	(1,087)	—	(1,087)
Transactions with noncontrolling interests and other	(667)	—	—	—	(2,681)	(3,348)
Balance at September 30, 2023	$34,481	$(4,272)	$569,776	$(74,655)	$6,167	$531,497

For the third quarter and first nine months of 2022
Balance at December 31, 2021 as originally reported	$35,600	$(4,027)	$534,421	$(59,795)	$8,731	$514,930
Adoption of ASU 2018-12	—	(4,096)	(535)	—	—	(4,631)
Balance at December 31, 2021 as revised	35,600	(8,123)	533,886	(59,795)	8,731	510,299
Net earnings	—	—	5,580	—	125	5,705
Other comprehensive income, net	—	2,019	—	—	(3)	2,016
Acquisition of common stock	—	—	—	(3,111)	—	(3,111)
Transactions with noncontrolling interests and other	(6)	—	—	—	(129)	(135)
Balance at March 31, 2022	$35,594	$(6,104)	$539,466	$(62,906)	$8,724	$514,774
Net earnings (loss)	—	—	(43,621)	—	379	(43,242)
Other comprehensive income, net	—	401	—	—	(29)	372
Acquisition of common stock	—	—	—	(1,028)	—	(1,028)
Transactions with noncontrolling interests and other	(382)	—	—	—	(650)	(1,032)
Balance at June 30, 2022	$35,212	$(5,703)	$495,845	$(63,934)	$8,424	$469,844
Net earnings (loss)	—	—	(2,798)	—	100	(2,698)
Other comprehensive income, net	—	(657)	—	—	(54)	(711)
Acquisition of common stock	—	—	—	(1,038)	—	(1,038)
Transactions with noncontrolling interests and other	(14)	—	—	—	(153)	(167)
Balance at September 30, 2022	$35,198	$(6,360)	$493,047	$(64,972)	$8,317	$465,230

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Nine Months
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$59,389	$(40,235)
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(38,041)	82,089
Depreciation and amortization	9,357	8,141
Other	(5,556)	(4,915)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	848	4,551
Deferred charges - retroactive reinsurance	605	649
Unearned premiums	3,091	3,632
Receivables and originated loans	(2,861)	(7,530)
Inventories	275	(4,998)
Other assets	(860)	(634)
Other liabilities	693	2,369
Income taxes	7,856	(16,080)
Net cash flows from operating activities	34,796	27,039
Cash flows from investing activities:
Purchases of equity securities	(9,142)	(66,246)
Sales of equity securities	32,786	17,343
Purchases of U.S. Treasury Bills and fixed maturity securities	(178,503)	(139,359)
Sales of U.S. Treasury Bills and fixed maturity securities	44,325	69,998
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	106,879	47,512
Acquisitions of businesses, net of cash acquired	(8,564)	(183)
Purchases of property, plant and equipment and equipment held for lease	(13,701)	(10,907)
Other	608	333
Net cash flows from investing activities	(25,312)	(81,509)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,306	6,981
Repayments of borrowings of insurance and other businesses	(5,657)	(1,468)
Proceeds from borrowings of railroad, utilities and energy businesses	5,013	3,185
Repayments of borrowings of railroad, utilities and energy businesses	(3,913)	(1,791)
Changes in short-term borrowings, net	252	(531)
Acquisition of treasury stock	(6,978)	(5,246)
Other, principally transactions with noncontrolling interests	(4,292)	(1,441)
Net cash flows from financing activities	(14,269)	(311)
Effects of foreign currency exchange rate changes	(10)	(569)
Increase (decrease) in cash and cash equivalents and restricted cash	(4,795)	(55,350)
Cash and cash equivalents and restricted cash at beginning of year*	36,399	88,706
Cash and cash equivalents and restricted cash at end of third quarter*	$31,604	$33,356
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of year—
Insurance and Other	$32,260	$85,319
Railroad, Utilities and Energy	3,551	2,865
Restricted cash included in other assets	588	522
	$36,399	$88,706
End of third quarter—
Insurance and Other	$25,573	$28,869
Railroad, Utilities and Energy	5,267	3,757
Restricted cash included in other assets	764	730
	$31,604	$33,356

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Note 2. New accounting pronouncements

We adopted Accounting Standards Update 2018-12 “Targeted Improvements to the Accounting for Long-Duration Contracts” (“ASU 2018-12”) as of January 1, 2023, which modifies the accounting, reporting and disclosures related to long-duration insurance contracts, including the measurement of our long-duration life, annuity and health benefit liabilities. ASU 2018-12 was applied retrospectively to contracts in-force beginning as of January 1, 2021 (the “transition date”). As of the transition date, the after-tax impact of changes in cash flow assumptions were recorded in retained earnings and the after-tax effect of changes in discount rate assumptions were recorded in accumulated other comprehensive income. Our Consolidated Financial Statements for the years ending December 31, 2022 and 2021 and as of the transition date were revised for the effects of adopting ASU 2018-12. These effects were included in Part II, Item 5 to our Form 10-Q for the period ending March 31, 2023.

A summary of the effects of adopting ASU 2018-12 on our periodic payment annuity and life and health insurance benefits liabilities as of the transition date follows (in millions). The reclassifications to other policyholder liabilities are primarily related to certain liabilities arising under our variable annuity guarantee reinsurance contracts. These liabilities are not classified as life, annuity and health insurance benefits liabilities under ASU 2018-12.

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

Notes to Consolidated Financial Statements (Continued)

Note 2. New accounting pronouncements (Continued)

Beginning as of January 1, 2021, the cash flow assumptions used to measure benefit liabilities are reviewed at least annually, with the effects of assumption changes recorded in earnings. The discount rate assumptions used to measure benefit liabilities are revised each quarterly reporting period with the effects of changes reported in other comprehensive income. Discount rates are based on the prevailing upper-medium grade corporate bond yields (generally single A credit ratings) that reflect the duration characteristics and currency attributes of the liabilities. In measuring benefit liabilities and amortizing capitalized acquisition costs under long-duration insurance contracts, we generally aggregate contracts by issuance year. See Note 16 for other disclosures related to our long-duration insurance contracts.

The effects of adopting ASU 2018-12 on our Consolidated Statements of Earnings and Comprehensive Income for the third quarter and first nine months of 2022 follows in millions, except per share amounts.

	Third Quarter			First Nine Months
	Previously reported	Increase (decrease)	As revised	Previously reported	Increase (decrease)	As revised
Revenues:
Insurance premiums earned	$18,810	$(56)	$18,754	$54,389	$(66)	$54,323
Costs and expenses:
Life, annuity and health insurance benefits	1,450	(22)	1,428	4,055	(104)	3,951
Insurance underwriting expenses	2,506	107	2,613	7,734	(140)	7,594
Earnings (loss) before income taxes	(4,117)	(141)	(4,258)	(52,787)	178	(52,609)
Income tax expense (benefit)	(1,529)	(31)	(1,560)	(12,408)	34	(12,374)
Net earnings (loss)	(2,588)	(110)	(2,698)	(40,379)	144	(40,235)
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(2,688)	$(110)	$(2,798)	$(40,983)	$144	$(40,839)
Other comprehensive income:
Foreign currency translation, pre-tax	(1,727)	—	(1,727)	(3,794)	2	(3,792)
Long-duration insurance contracts, pre-tax	—	1,782	1,782	—	7,594	7,594
Applicable income taxes	—	(380)	(380)	—	(1,626)	(1,626)
Other comprehensive income, net	(2,113)	1,402	(711)	(4,293)	5,970	1,677
Comprehensive income attributable to Berkshire Hathaway shareholders	$(4,747)	$1,292	$(3,455)	$(45,190)	$6,114	$(39,076)
Net earnings (loss) per average equivalent Class A share	$(1,832)	$(75)	$(1,907)	$(27,866)	$98	$(27,768)
Net earnings (loss) per average equivalent Class B share	$(1.22)	$(0.05)	$(1.27)	$(18.58)	$0.07	$(18.51)

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-02, “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). ASU 2023-02 permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Currently, the proportional amortization method is limited to certain affordable housing tax credit investments. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, and is applied either on a retrospective basis beginning as of the earliest period presented or a modified retrospective basis in the period of adoption. We are evaluating the effects this standard could have on our Consolidated Financial Statements.

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

On January 31, 2023, we acquired an additional 41.4% interest in Pilot Travel Centers, LLC (“PTC”) for approximately $8.2 billion. We now possess a controlling interest in PTC for financial reporting purposes and began consolidating PTC’s financial statements in our Consolidated Financial Statements on February 1, 2023. Since PTC’s most significant business activities involve purchasing and selling fuel (energy) on a wholesale and retail basis, and other energy-related businesses, we have included PTC within the railroad, utilities and energy sections of our Consolidated Balance Sheet and Consolidated Statement of Earnings beginning February 1, 2023. We previously owned a 38.6% interest in PTC, which we accounted for under the equity method through the end of January 2023.

PTC is headquartered in Knoxville, Tennessee and operates travel centers in North America (primarily under the names Pilot or Flying J) with more than 750 travel center locations across 44 states and six Canadian provinces. PTC also operates large wholesale fuel and fuel marketing platforms in the U.S. and a water hauling and disposal business in the oil fields sector.

PTC’s revenues and net earnings attributable to Berkshire shareholders included in our Consolidated Financial Statements for the eight months ending September 30, 2023 were $37.4 billion and $380 million, respectively. In applying the acquisition method of accounting, we were required to remeasure our previously held 38.6% investment in PTC to fair value. In the first quarter of 2023, we recognized a one-time, non-cash remeasurement gain of approximately $3.0 billion, representing the excess of the fair value of that interest over the carrying value under the equity method, as a component of investment gains (losses).

The holder of the remaining noncontrolling interests in PTC has the option to require us to redeem for cash, all or a portion of the interest beginning in 2024. The redemption price will be based on a multiple of PTC’s future earnings as adjusted per the terms of the option, with specified other adjustments for debt and cash. We concluded that the remaining PTC noncontrolling interests represent redeemable interests under GAAP and present such interests between liabilities and shareholders’ equity in the Consolidated Balance Sheet. We valued the noncontrolling interests at fair value as of the acquisition date. Thereafter, we will increase or decrease the redeemable noncontrolling interest by the share of the earnings or losses attributable to the interest and will further increase the balance if the current estimated redemption price exceeds the carrying value.

The preliminary values of PTC’s assets acquired, liabilities assumed and redeemable noncontrolling interests as of January 31, 2023 are summarized as follows (in millions). The acquisition date values of certain assets and liabilities have not been finalized and are provisional.

Assets acquired		Liabilities assumed and noncontrolling interests
Property, plant and equipment	$8,189	Notes payable	$5,876
Goodwill and other intangible assets	13,202	Other liabilities	4,774
Other assets	6,994	Liabilities assumed	10,650
		Noncontrolling interests, predominantly redeemable	3,370
Assets acquired	$28,385	Liabilities assumed and noncontrolling interests	$14,020

Net assets	$14,365

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

Assets acquired		Liabilities assumed
Cash, cash equivalents and U.S. Treasury Bills	$3,762	Unpaid losses and loss adjustment expenses	$15,080
Investments in fixed maturity and equity securities	15,982	Unearned premiums	3,536
Loans and other receivables	5,650	Notes payable	2,169
Goodwill	3,900	Other liabilities	3,300
Other intangible assets	2,659
Other assets	3,637
Assets acquired	$35,590	Liabilities assumed	$24,085

Net assets	$11,505

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions (Continued)

Certain unaudited pro forma revenue and consolidated earnings (loss) data for the nine months ended September 30, 2022 as if the Alleghany and PTC acquisitions were consummated on the same terms at the beginning of 2022 follows (in millions, except per share amounts).

September 30, 2022
Revenues	$287,682
Net earnings (loss) attributable to Berkshire Hathaway shareholders	(41,161)
Net earnings (loss) per equivalent Class A common share	(27,987)

On September 1, 2023, a Berkshire Hathaway Energy (“BHE”) subsidiary acquired an additional 50% limited partnership interest in Cove Point LNG, LP (“Cove Point”) for $3.3 billion, which increased our economic interest from 25% to 75%. Prior to the transaction, we also owned 100% of the general partner interests. We previously treated Cove Point as a consolidated subsidiary for financial reporting purposes because we concluded we have the power to direct the activities that most significantly affect Cove Point, as well as the obligation to absorb losses and benefits that could be significant to Cove Point. Accordingly, the interest acquired in the third quarter was an acquisition of a noncontrolling interest. We recorded a charge at Berkshire’s ownership percentage of BHE of $667 million to capital in excess of par for the excess of the consideration paid over the carrying value of the noncontrolling interest acquired and deferred income tax assets arising from the transaction.

Note 4. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
U.S. Treasury, U.S. government corporations and agencies	$9,663	$1	$(131)	$9,533
Foreign governments	11,323	43	(130)	11,236
Corporate bonds	1,247	190	(12)	1,425
Other	229	17	(5)	241
	$22,462	$251	$(278)	$22,435
December 31, 2022
U.S. Treasury, U.S. government corporations and agencies	$10,039	$12	$(249)	$9,802
Foreign governments	10,454	50	(177)	10,327
Corporate bonds	1,945	256	(6)	2,195
Other	2,735	77	(8)	2,804
	$25,173	$395	$(440)	$25,128

As of September 30, 2023, the fair values of our investments in U.S. and foreign government securities that mature within the next twelve months were approximately $17.2 billion in the aggregate. As of September 30, 2023, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at September 30, 2023 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$17,453	$4,018	$696	$135	$160	$22,462
Fair value	17,261	3,999	867	138	170	22,435

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2023*
Banks, insurance and finance	$24,760	$37,202	$61,962
Consumer products	35,471	146,789	182,260
Commercial, industrial and other	51,153	23,246	74,399
	$111,384	$207,237	$318,621

——————

* Approximately 78% of the aggregate fair value was concentrated in five companies (American Express Company – $22.6 billion; Apple Inc. – $156.8 billion; Bank of America Corporation – $28.3 billion; The Coca-Cola Company – $22.4 billion and Chevron Corporation – $18.6 billion).

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

In 2019, we invested $10 billion in non-voting Cumulative Perpetual Preferred Stock of Occidental Petroleum Corporation (“Occidental”) and in Occidental common stock warrants. During 2022, we began acquiring common stock of Occidental. Our aggregate voting interest in Occidental common stock exceeded 20% on August 4, 2022, and we adopted the equity method as of that date. See Note 6. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value, plus any accumulated and unpaid dividends. As of September 30, 2023, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. During the first nine months of 2023, Occidental issued mandatory redemption notifications for approximately $1.5 billion of the aggregate liquidation value at a price of 110% of the liquidation value, plus accrued and unpaid dividends. The mandatory redemptions were due to excess distributions by Occidental to its common stockholders, as defined under the terms of Occidental preferred stock certificate of designations.

The Occidental common stock warrants allow us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

On September 30, 2023, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 20.8% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Notes to Consolidated Financial Statements (Continued)

Note 6. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of September 30, 2023, we owned 26.5% of the outstanding Kraft Heinz common stock and 25.3% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of the Occidental common stock warrants.

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

	Carrying Value		Fair Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Kraft Heinz	$13,073	$12,937	$10,948	$13,249
Occidental	13,987	11,484	14,541	12,242
Other	436	3,629
	$27,496	$28,050

We evaluated our investment in Kraft Heinz for other-than-temporary impairment as of September 30, 2023, and based on the prevailing facts and circumstances, concluded the recognition of an impairment charge in earnings was not required.

Our other significant equity method investments included our 50% interest in Berkadia Commercial Mortgage LLC (“Berkadia”), in which Jefferies Financial Group Inc. (“Jefferies”) owns the other 50% interest and PTC through January 31, 2023. Berkadia provides capital solutions, investment sales advisory and mortgage servicing for multifamily and commercial real estate. Berkadia’s commercial paper borrowing capacity (currently limited to $1.5 billion) is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

Beginning February 1, 2023, we ceased accounting for PTC under the equity method and began consolidating PTC for financial reporting purposes. Our investment in PTC under the equity method was $3.2 billion at December 31, 2022. Equity method earnings attributable to PTC were $105 million for the month ending January 31, 2023, $275 million for the third quarter of 2022 and $477 million for the first nine months of 2022.

The carrying values of our investments in Kraft Heinz and Berkadia approximate our share of the net equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its shareholders’ equity as of June 30, 2023 by approximately $8.8 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

As previously indicated, we are reporting the equity method results for Occidental on a one-quarter lag. Thus, the earnings we recorded in 2023 related to Occidental’s earnings for the fourth quarter of 2022 and first six months of 2023. Our earnings and distributions received from equity method investments are summarized in the following table (in millions).

	Equity in Earnings				Distributions Received
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2023	2022	2023	2022	2023	2022	2023	2022
Kraft Heinz	$69	$114	$556	$391	$131	$131	$391	$391
Occidental	169	—	773	—	40	—	101	—
Other	24	301	132	567	22	74	43	164
	$262	$415	$1,461	$958	$193	$205	$535	$555

Notes to Consolidated Financial Statements (Continued)

Note 6. Equity method investments (Continued)

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	September 30, 2023	December 31, 2022
Assets	$89,656	$90,513
Liabilities	40,198	41,643

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Sales	$6,570	$6,505	$19,780	$19,104
Net earnings attributable to Kraft Heinz common shareholders	262	432	2,098	1,473

Summarized consolidated financial information of Occidental follows (in millions).

	June 30, 2023	December 31, 2022
Assets	$71,199	$72,609
Liabilities	42,088	42,524

	Quarter ending June 30, 2023	Nine months ending June 30, 2023
Total revenues and other income	$6,731	$22,315
Net earnings attributable to Occidental common shareholders	605	3,315

Note 7. Investment and derivative contract gains (losses)

Investment and derivative contract gains (losses) in the third quarter and first nine months of 2023 and 2022 are summarized as follows (in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$(30,354)	$(12,902)	$33,267	$(80,496)
Investment gains (losses) on securities sold during the period	605	(165)	1,748	(1,085)
	(29,749)	(13,067)	35,015	(81,581)
Fixed maturity securities:
Gross realized gains	3	6	135	18
Gross realized losses	(29)	(433)	(106)	(509)
Other	(3)	(6)	2,997	(17)
Investment gains (losses)	(29,778)	(13,500)	38,041	(82,089)
Derivative contract gains (losses)	—	35	—	(273)
	$(29,778)	$(13,465)	$38,041	$(82,362)

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. As reflected in the Consolidated Statements of Cash Flows, we received proceeds from sales of equity securities of approximately $32.8 billion in the first nine months of 2023 and $17.3 billion in the first nine months of 2022. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and original cost. Equity securities sold produced taxable gains of $759 million in the third quarter and $5.4 billion in the first nine months of 2023 compared to taxable gains of $3 million in the third quarter and taxable losses of $660 million in the first nine months of 2022. Other investment gains in the first nine months of 2023 included approximately $3.0 billion from the remeasurement of our pre-existing 38.6% interest in PTC through the application of acquisition accounting under GAAP.

Notes to Consolidated Financial Statements (Continued)

Note 8. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	September 30, 2023	December 31, 2022
Loans and finance receivables before allowances and discounts	$25,573	$24,664
Allowances for credit losses	(926)	(856)
Unamortized acquisition discounts and points	(638)	(600)
	$24,009	$23,208

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first nine months of 2023 and 2022 follow (in millions).

	First Nine Months
	2023	2022
Balance at beginning of year	$856	$765
Provision for credit losses	122	45
Charge-offs, net of recoveries	(52)	(25)
Balance at September 30	$926	$785

As of September 30, 2023, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of September 30, 2023 follows (in millions).

	Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Performing	$4,474	$4,466	$3,394	$2,633	$1,861	$7,681	$24,509
Non-performing	4	6	10	8	8	42	78
	$4,478	$4,472	$3,404	$2,641	$1,869	$7,723	$24,587

We are also a lender under commercial loan agreements, which had an aggregate principal value of approximately $1.0 billion at September 30, 2023 and $1.9 billion at December 31, 2022. The decline in loan balances during the first nine months of 2023 was attributable to prepayments and dispositions. Our commercial loans are generally secured by real estate properties or by other assets.

Note 9. Other receivables

Other receivables are comprised of the following (in millions). Receivables of the railroad, utilities and energy businesses at September 30, 2023 included approximately $2.0 billion related to PTC.

	September 30, 2023	December 31, 2022
Insurance and other:
Insurance premiums receivable	$19,646	$18,395
Reinsurance recoverables	7,185	7,106
Trade receivables	15,454	14,510
Other	4,259	4,154
Allowances for credit losses	(666)	(675)
	$45,878	$43,490
Railroad, utilities and energy:
Trade receivables	$5,795	$4,182
Other	1,219	754
Allowances for credit losses	(166)	(141)
	$6,848	$4,795

Aggregate provisions for credit losses in the first nine months with respect to receivables in the preceding table were $399 million in 2023 and $328 million in 2022. Charge-offs, net of recoveries, in the first nine months were $384 million in 2023 and $284 million in 2022.

Notes to Consolidated Financial Statements (Continued)

Note 10. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	September 30, 2023	December 31, 2022
Raw materials	$6,350	$6,381
Work in process and other	3,501	3,464
Finished manufactured goods	5,243	5,739
Goods acquired for resale	9,661	9,782
	$24,755	$25,366

Inventories of our railroad, utilities and energy businesses are included in other assets and were approximately $5.0 billion at September 30, 2023, of which approximately $2.5 billion was attributable to PTC.

Note 11. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	September 30, 2023	December 31, 2022
Land, buildings and improvements	$14,772	$14,761
Machinery and equipment	27,973	26,690
Furniture, fixtures and other	5,443	4,847
	48,188	46,298
Accumulated depreciation	(26,430)	(25,185)
	$21,758	$21,113

A summary of property, plant and equipment of railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries. Assets of PTC are included in land, buildings, improvements and other within the utilities and energy section below.

	September 30, 2023	December 31, 2022
Railroad:
Land, track structure and other roadway	$69,731	$67,350
Locomotives, freight cars and other equipment	16,125	16,031
Construction in progress	1,919	1,743
	87,775	85,124
Accumulated depreciation	(19,046)	(17,899)
	68,729	67,225
Utilities and energy:
Utility generation, transmission and distribution systems	93,667	92,759
Interstate natural gas pipeline assets	18,800	18,328
Independent power plants and other assets	14,668	14,650
Land, buildings, improvements and other	8,560	—
Construction in progress	8,947	5,357
	144,642	131,094
Accumulated depreciation	(39,915)	(38,051)
	104,727	93,043
	$173,456	$160,268

Depreciation expense for the first nine months of 2023 and 2022 is summarized below (in millions).

	First Nine Months
	2023	2022
Insurance and other	$1,776	$1,690
Railroad, utilities and energy	5,302	4,646
	$7,078	$6,336

Notes to Consolidated Financial Statements (Continued)

Note 12. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	September 30, 2023	December 31, 2022
Railcars	$9,912	$9,612
Aircraft	11,840	10,667
Other	5,430	5,212
	27,182	25,491
Accumulated depreciation	(10,898)	(9,907)
	$16,284	$15,584

Depreciation expense for equipment held for lease in the first nine months was $935 million in 2023 and $900 million in 2022. Fixed and variable operating lease revenues for the third quarter and first nine months of 2023 and 2022 are summarized below (in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Fixed lease revenue	$1,502	$1,344	$4,397	$3,796
Variable lease revenue	602	615	1,830	1,722
	$2,104	$1,959	$6,227	$5,518

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first nine months of 2023 and for the year ended December 31, 2022 follow (in millions).

	September 30, 2023	December 31, 2022
Balance at beginning of year	$78,119	$73,875
Business acquisitions	8,382	4,657
Other, including acquisition period remeasurements and foreign currency translation	(849)	(413)
Balance at end of period*	$85,652	$78,119

——————

* Net of accumulated goodwill impairments of $11.0 billion as of September 30, 2023 and December 31, 2022.

Other intangible assets are summarized below (in millions).

	September 30, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$28,266	$7,716	$20,550	$27,765	$7,174	$20,591
Trademarks and trade names	5,619	842	4,777	5,603	822	4,781
Patents and technology	5,083	3,984	1,099	4,943	3,748	1,195
Other	4,804	1,735	3,069	4,150	1,530	2,620
	$43,772	$14,277	$29,495	$42,461	$13,274	$29,187
Railroad, utilities and energy:
Customer relationships and contracts	$5,276	$753	$4,523	$1,507	$541	$966
Trademarks and trade names	2,228	57	2,171	217	39	178
Other	1,106	91	1,015	190	42	148
	$8,610	$901	$7,709	$1,914	$622	$1,292

Other intangible assets of the railroad, utilities and energy businesses are included in other assets. The net carrying value of such assets at September 30, 2023 included $6.4 billion related to PTC.

Intangible asset amortization expense in the first nine months was $1.3 billion in 2023 and $905 million in 2022. Intangible assets with indefinite lives were $20.5 billion as of September 30, 2023 and $18.3 billion as of December 31, 2022 and primarily related to certain customer relationships and trademarks and trade names.

Notes to Consolidated Financial Statements (Continued)

Note 14. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 15), for the nine months ended September 30, 2023 and 2022 follows (in millions).

	2023	2022
Balances at beginning of year:
Gross liabilities	$107,472	$86,664
Reinsurance recoverable on unpaid losses	(5,025)	(2,960)
Net liabilities	102,447	83,704
Incurred losses and loss adjustment expenses:
Current accident year	44,537	44,472
Prior accident years	(3,126)	(2,141)
Total	41,411	42,331
Paid losses and loss adjustment expenses:
Current accident year	(16,962)	(17,543)
Prior accident years	(22,171)	(18,564)
Total	(39,133)	(36,107)
Foreign currency effect	68	(1,044)
Balances at September 30:
Net liabilities	104,793	88,884
Reinsurance recoverable on unpaid losses	5,031	2,758
Gross liabilities	$109,824	$91,642

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Incurred losses and loss adjustment expenses shown in the preceding table were recorded in earnings and related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Incurred and paid losses and loss adjustment expenses are net of reinsurance recoveries. Current accident year incurred losses in the first nine months from significant catastrophe events (losses in excess of $150 million per event) were approximately $590 million in 2023 from a cyclone and floods in New Zealand in the first quarter and $3.9 billion in 2022, primarily from Hurricane Ian in the third quarter.

In the first nine months, we recorded net reductions of estimated ultimate liabilities for prior accident years of $3.1 billion in 2023 and $2.1 billion in 2022, which reduced incurred losses and loss adjustment expenses. These reductions, as percentages of the net liabilities at the beginning of each year, were 3.1% in 2023 and 2.6% in 2022.

We reduced estimated ultimate liabilities for prior accident years of primary insurance businesses in the first nine months by $1.6 billion in 2023 and $734 million in 2022. In 2023, the reductions were driven by private passenger auto claims, whereas the decreases in 2022 reflected reductions of liabilities for private passenger auto, medical professional liability and workers’ compensation claims. In the first nine months, estimated ultimate liabilities for prior accident years of property and casualty reinsurance businesses were reduced $1.5 billion in 2023 and $1.4 billion in 2022.

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses for the nine months ended September 30, 2023 and 2022 follow (in millions).

	2023	2022
Balances at beginning of year	$35,415	$37,855
Incurred losses and loss adjustment expenses	13	(23)
Paid losses and loss adjustment expenses	(1,471)	(1,567)
Foreign currency effect	(38)	(289)
Balances at September 30	$33,919	$35,976
Incurred losses and loss adjustment expenses	$13	$(23)
Deferred charge amortization and adjustments	605	649
Incurred losses and loss adjustment expenses included in the Consolidated Statements of Earnings	$618	$626

Notes to Consolidated Financial Statements (Continued)

Note 15. Retroactive reinsurance contracts (Continued)

In the preceding table, incurred and paid losses and loss adjustment expenses related to contracts incepting in prior years. Claims payments under our contracts may commence immediately after the contract date or, when applicable, after a contractual retention amount has been reached. Incurred losses and loss adjustment expenses in the Consolidated Statements of Earnings include changes in estimated liabilities and related deferred charge asset amortization and adjustments arising from the changes in the estimated timing and amount of future loss payments. Unamortized deferred charges related to retroactive reinsurance contracts were $9.3 billion at September 30, 2023 and $9.9 billion at December 31, 2022.

Note 16. Long-duration insurance contracts

We write periodic payment annuity and life and health insurance contracts, which are considered long-duration insurance contracts under GAAP. Our life, annuity and health insurance benefits liabilities as of September 30, 2023 and 2022, disaggregated for our two primary product categories, periodic payment annuities and life and health insurance, were as follows (in millions). Other liabilities primarily consist of incurred-but-not-reported claims and claims in the course of settlement.

	September 30,
	2023	2022
Periodic payment annuities	$9,940	$10,109
Life and health	5,365	5,474
Other liabilities	3,251	3,330
	$18,556	$18,913

Reconciliations of our periodic payment annuity and life and health insurance benefits liabilities for the first nine months of 2023 and 2022 follow (in millions). The information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. In this context, net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Periodic payment annuities		Life and health
	2023	2022	2023	2022
Expected future policy benefits:
Balance at beginning of period	$10,640	$16,153	$52,008	$63,648
Balance at beginning of period at original discount rate	11,549	11,261	63,584	60,133
Effect of cash flow assumption changes	—	—	346	1,342
Effect of actual from expected results	3	126	(425)	742
Change in benefits, net	(349)	(235)	(2,059)	(2,022)
Interest accrual	402	404	1,288	1,221
Foreign currency effect	27	(127)	(528)	(2,887)
Ending balance at original discount rate	11,632	11,429	62,206	58,529
Effect of changes in discount rate assumptions	(1,692)	(1,320)	(13,434)	(11,400)
Expected future policy benefits at September 30	$9,940	$10,109	$48,772	$47,129

Expected future net premiums:
Balance at beginning of period			$46,129	$55,960
Balance at beginning of period at original discount rate			56,535	53,277
Effect of cash flow assumption changes			276	1,333
Effect of actual from expected results			(266)	472
Change in premiums, net			(1,833)	(1,609)
Interest accrual			1,125	1,062
Foreign currency effect			(502)	(2,717)
Ending balance at original discount rate			55,335	51,818
Effect of changes in discount rate assumptions			(11,928)	(10,163)
Expected future net premiums at September 30			$43,407	$41,655

Liability for future policy benefits at September 30	$9,940	$10,109	$5,365	$5,474
Reinsurance recoverables	—	—	(1,399)	(1,493)
Liability for future policy benefits at September 30, net of reinsurance recoverables	$9,940	$10,109	$3,966	$3,981

Notes to Consolidated Financial Statements (Continued)

Note 16. Long-duration insurance contracts (Continued)

The undiscounted and discounted expected future gross premiums to be collected and undiscounted expected future benefits for periodic payment annuities and life and health insurance as of September 30, 2023 and 2022 are summarized below (in millions).

	Undiscounted expected future gross premiums		Discounted expected future gross premiums		Undiscounted expected future benefits
	2023	2022	2023	2022	2023	2022
Periodic payment annuities	$—	$—	$—	$—	$31,049	$31,065
Life and health	106,518	101,577	64,394	60,734	101,882	97,031

Gross premiums earned on long-duration insurance contracts are included in insurance premiums earned, and interest expense associated with long-duration insurance contracts is included as a component of life, annuity and health benefits in our Consolidated Statements of Earnings. Gross premiums earned and interest expense before reinsurance ceded for the first nine months of 2023 and 2022 were as follows (in millions).

	Gross Premiums		Interest Expense
	2023	2022	2023	2022
Periodic payment annuities	$—	$529	$402	$404
Life and health	2,587	2,700	163	159

The weighted average discount rates, interest accretion rates and the average contract durations as of September 30, 2023 and 2022 for periodic payment annuities and life and health insurance are summarized below.

	2023	2022
Periodic payment annuities
Weighted average discount rate	5.9%	5.5%
Weighted average accretion rate	4.8%	4.7%
Weighted average duration	16 years	17 years
Life and health
Weighted average discount rate	5.4%	5.0%
Weighted average accretion rate	3.4%	3.4%
Weighted average duration	14 years	14 years

We also reinsure closed blocks of guaranteed minimum death and living benefits associated with variable annuity products, referred to as market risk benefits. These liabilities are included in other policyholder liabilities and are measured at estimated fair value. Such liabilities were approximately $895 million as of September 30, 2023 and $1.25 billion as of December 31, 2022. During the first nine months of 2023, we reduced liability estimates by $316 million, for the effects of changes in securities markets, interest rates and other inputs.
Note 17. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2023.

	Weighted Average Interest Rate	September 30, 2023	December 31, 2022
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2025-2047	3.5%	$3,737	$6,231
Euro denominated due 2024-2041	1.1%	5,884	7,344
Japanese Yen denominated due 2024-2060	0.7%	7,585	7,818
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,462	14,458
Great Britain Pound denominated due 2039-2059	2.5%	2,099	2,078
Euro denominated due 2030-2034	1.8%	1,316	1,332
Other subsidiary borrowings due 2023-2051	4.6%	4,951	5,967
Subsidiary short-term borrowings	7.1%	907	1,310
		$40,941	$46,538

Notes to Consolidated Financial Statements (Continued)

Note 17. Notes payable and other borrowings (Continued)

In the first nine months of 2023, Berkshire repaid approximately $4.3 billion of maturing senior notes. In April 2023, Berkshire issued ¥164.4 billion (approximately $1.2 billion) of senior notes. Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at September 30, 2023. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€6.85 billion, £1.75 billion and ¥1,137 billion par at September 30, 2023) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $582 million in the third quarter and $1.1 billion in the first nine months of 2023 as compared to pre-tax gains of $1.2 billion in the third quarter and $3.3 billion in the first nine months of 2022.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2023.

	Weighted Average Interest Rate	September 30, 2023	December 31, 2022
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2023-2053	4.4%	$13,600	$13,996
Subsidiary and other debt due 2023-2064	4.4%	39,119	37,639
Short-term borrowings	5.9%	1,617	1,119
Pilot Travel Centers (“PTC”) and subsidiaries due 2023-2028	7.2%	5,999	—
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2023-2097	4.6%	23,505	23,452
		$83,840	$76,206

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first nine months of 2023, BHE subsidiaries issued $3.5 billion of term debt ($2.3 billion in the third quarter) with a weighted average interest rate of 5.7% and maturity dates ranging from 2034 to 2054. During the first nine months of 2023, BHE and its subsidiaries repaid approximately $2.3 billion of term debt.

PTC’s borrowings primarily represent secured syndicated loans. BNSF’s borrowings are primarily senior unsecured debentures. During the first nine months of 2023, BNSF issued $1.6 billion of 5.2% debentures due in 2054 and repaid approximately $1.5 billion of term debt. As of September 30, 2023, BHE, BNSF and PTC and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF, PTC or their subsidiaries.

Our subsidiaries have unused lines of credit and commercial paper capacity to support short-term borrowing programs and provide additional liquidity. Unused lines of credit were approximately $12.4 billion at September 30, 2023, which included approximately $9.3 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$9,533	$9,533	$9,499	$34	$—
Foreign governments	11,236	11,236	10,978	258	—
Corporate bonds	1,425	1,425	—	813	612
Other	241	241	—	241	—
Investments in equity securities	318,621	318,621	307,907	11	10,703
Investments in Kraft Heinz & Occidental common stock	27,060	25,489	25,489	—	—
Loans and finance receivables	24,009	24,370	—	892	23,478
Derivative contract assets (1)	470	470	48	401	21
Derivative contract liabilities (1)	198	198	4	94	100
Notes payable and other borrowings:
Insurance and other	40,941	35,245	—	35,210	35
Railroad, utilities and energy	83,840	73,371	—	73,371	—

December 31, 2022
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$9,802	$9,802	$9,733	$69	$—
Foreign governments	10,327	10,327	9,854	473	—
Corporate bonds	2,195	2,195	—	1,546	649
Other	2,804	2,804	—	2,804	—
Investments in equity securities	308,793	308,793	296,610	9	12,174
Investments in Kraft Heinz & Occidental common stock	24,421	25,491	25,491	—	—
Loans and finance receivables	23,208	23,428	—	1,513	21,915
Derivative contract assets (1)	589	589	56	474	59
Derivative contract liabilities (1)	242	242	8	122	112
Notes payable and other borrowings:
Insurance and other	46,538	41,961	—	41,061	900
Railroad, utilities and energy	76,206	67,651	—	67,651	—

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022 follow (in millions).

	Balance at January 1	Gains in earnings	Acquisitions (dispositions)	Transfers out of Level 3	Balance at September 30
Investments in equity securities:
2023	$12,169	$190	$(1,661)	$—	$10,698
2022	11,480	581	—	—	12,061

Quantitative information as of September 30, 2023 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,519	Discounted cash flow	Expected duration	6 years
			Discounts for liquidity and subordination	372 bps
Common stock warrants	2,179	Warrant pricing model	Expected duration	6 years
			Volatility	41%

Investments in equity securities in the preceding table include our investments in certain preferred stock and common stock warrants that do not have readily determinable market values as defined under GAAP. These investments are private placements with contractual terms that restrict transfers and currently prevent us from economically hedging our investments. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of liquidity and subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we made assumptions regarding the expected duration and volatility.

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2023 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balances at December 31, 2022	651,450	(59,886)	591,564	1,509,969,352	(207,715,276)	1,302,254,076
Conversions of Class A to Class B common stock	(10,185)	—	(10,185)	15,277,500	—	15,277,500
Treasury stock acquired	—	(8,044)	(8,044)	—	(9,214,983)	(9,214,983)
Balances at September 30, 2023	641,265	(67,930)	573,335	1,525,246,852	(216,930,259)	1,308,316,593

Notes to Consolidated Financial Statements (Continued)

Note 19. Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,445,546 shares outstanding as of September 30, 2023 and 1,459,733 shares outstanding as of December 31, 2022.

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

Note 20. Income taxes

Our consolidated effective income tax rates were 25.9% in the third quarter and 18.9% in the first nine months of 2023 compared to 36.6% in the third quarter and 23.5% in the first nine months of 2022. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions, and enacted changes thereto.

Note 21. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the nine months ending September 30, 2023 and 2022 follows (in millions).

	Unrealized gains (losses) on investments	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
First nine months of 2023
Beginning of year as previously reported	$(187)	$(6,140)	$—	$(552)	$288	$(6,591)
Adoption of ASU 2018-12	—	(2)	1,541	—	—	1,539
Beginning balance as revised	(187)	(6,142)	1,541	(552)	288	(5,052)
Other comprehensive income	178	(187)	786	51	(48)	780
Balance at end of period	$(9)	$(6,329)	$2,327	$(501)	$240	$(4,272)

First nine months of 2022
Beginning of year as previously reported	$369	$(4,092)	$—	$(347)	$43	$(4,027)
Adoption of ASU 2018-12	—	—	(4,096)	—	—	(4,096)
Beginning balance as revised	369	(4,092)	(4,096)	(347)	43	(8,123)
Other comprehensive income	(767)	(3,674)	5,968	47	189	1,763
Balance at end of period	$(398)	$(7,766)	$1,872	$(300)	$232	$(6,360)

Notes to Consolidated Financial Statements (Continued)

Note 22. Supplemental cash flow information

A summary of supplemental cash flow information follows (in millions).

	First Nine Months
	2023	2022
Cash paid during the period for:
Income taxes	$5,768	$3,474
Interest:
Insurance and other	1,077	917
Railroad, utilities and energy	2,670	2,323
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	10,832	39

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

PacifiCorp, a wholly owned subsidiary of Berkshire’s 92% owned subsidiary, Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Oregon and other Western states. In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures, contributed to several major wildfires (the “2020 Wildfires”), which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

On July 29, 2022, the 2022 McKinney Fire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp’s service territory (the “2022 Wildfire”). Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities and consumed 60,000 acres in aggregate. The 2020 Wildfires and 2022 Wildfire, together, are referred to as the “Wildfires”.

Investigations into the cause and origin of each of the Wildfires are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Numerous lawsuits on behalf of plaintiffs related to the 2020 Wildfires have been filed in Oregon and California, including a class action complaint against PacifiCorp that was filed in 2020, captioned Jeanyne James et al. v. PacifiCorp et al., in Multnomah County Circuit Court, Oregon (the “James case”). The plaintiffs seek damages for economic losses, non-economic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys’ fees. Amounts sought in the lawsuits, complaints and demands filed in Oregon total nearly $8 billion, excluding any doubling or trebling of damages included in the complaints. Generally, the complaints filed in California do not specify damages sought and are not included in this amount. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation and similar processes. Multiple lawsuits have also been filed in California on behalf of plaintiffs related to the 2022 Wildfire. The plaintiffs seek damages for economic losses, non-economic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys’ fees, but the amount of damages sought is not specified.

Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. Additionally, certain governmental agencies have informed PacifiCorp that they are contemplating filing actions in connection with certain of the Oregon 2020 Wildfires.

In June 2023, a jury issued its verdict for the 17 named plaintiffs in the James case finding PacifiCorp liable to the 17 individual plaintiffs and to the class with respect to the four 2020 Wildfires. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic and property damages, $68 million of non-economic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and non-economic damages.

Notes to Consolidated Financial Statements (Continued)

Note 23. Contingencies and commitments (Continued)

In September 2023, the Multnomah County Circuit Court ordered trial dates for two consolidated jury trials including approximately 10 class members each and a third trial for certain commercial timber plaintiffs wherein plaintiffs in each of the three trials will present evidence regarding their damages. The trials are scheduled at various dates from January to April 2024. A fourth jury trial is scheduled in May 2024 relating to certain non-class plaintiffs associated with one of the 2020 Wildfires. Hearings on PacifiCorp’s post-trial motions are scheduled to be held November 9, 2023. Under Oregon Revised Statute 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment is entered unless otherwise specified in the judgment. No judgment has yet been entered by the Multnomah County Circuit Court. PacifiCorp intends to appeal the jury’s findings and damage awards in the James case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

A provision for a loss contingency is recorded when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Estimated probable losses associated with the Wildfires were based on the information available to the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case. Wildfire estimated losses include estimates for fire suppression costs, real and personal property damages, natural resource damages for certain areas and non-economic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is able to reasonably estimate at this time and which is subject to change as additional relevant information becomes available.

PacifiCorp increased its liability for estimated pre-tax probable Wildfire losses, before expected related insurance recoveries, by $1.4 billion in the third quarter and by $1.9 billion in the first nine months of 2023. Expected probable Wildfire losses, net of expected insurance recoveries, were approximately $1.3 billion in the third quarter and $1.7 billion in the first nine months of 2023. Such amounts were included in energy operating expenses in the accompanying Consolidated Statements of Earnings. PacifiCorp’s cumulative charges to date for estimated probable Wildfire losses were $2.4 billion through September 30, 2023.

It is reasonably possible PacifiCorp will incur significant additional Wildfire losses beyond the amounts currently accrued; however, we are currently unable to reasonably estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in those types of properties and lack of available details and the ultimate outcome of legal actions.

HomeServices of America, Inc. (“HomeServices”), a wholly owned subsidiary of BHE, is currently defending against four antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service (“MLS”) rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS (“Cooperative Compensation Rule”). None of the complaints specify damages sought.

In one of these cases, a jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Federal law authorized trebling of damages and the award of pre-judgment interest and attorney fees. Joint and several liability applies for the co-defendants. HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award. The appeals process and further actions could take several years. While it is likely that HomeServices may incur a loss, HomeServices is currently unable to reasonably estimate such loss due to, among other reasons, the joint and several nature of the liability and the early state of the appeals process.

It is also reasonably possible that HomeServices will incur losses from the three other antitrust cases. However, HomeServices is unable to reasonably estimate a specific range of possible losses that could be incurred due to, among other reasons, lack of information about the size of the plaintiff class and potential damages, as well as the joint and several nature of potential liability of the defendants.

Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that liabilities that may arise as a result of such other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Notes to Consolidated Financial Statements (Continued)

Note 24. Revenues from contracts with customers

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the third quarter and first nine months of 2023 and 2022 (in millions). Revenues from PTC in 2023 are for the eight months ending September 30, 2023. Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	PTC	Insurance, Corporate and other	Total
Three months ending September 30, 2023
Manufactured products:
Industrial and commercial products	$7,008	$—	$53	$—	$—	$—	$—	$7,061
Building products	5,211	—	—	—	—	—	—	5,211
Consumer products	4,578	—	—	—	—	—	—	4,578
Grocery and convenience store distribution	—	8,212	—	—	—	—	—	8,212
Food and beverage distribution	—	4,775	—	—	—	—	—	4,775
Auto sales	—	—	2,752	—	—	—	—	2,752
Other retail and wholesale distribution	807	—	3,933	—	—	688	—	5,428
Service	385	250	1,390	5,811	1,141	79	—	9,056
Electricity, natural gas and fuel	—	—	—	—	5,804	12,320	—	18,124
Total	17,989	13,237	8,128	5,811	6,945	13,087	—	65,197
Other revenues	1,179	42	1,793	18	324	58	24,599	28,013
	$19,168	$13,279	$9,921	$5,829	$7,269	$13,145	$24,599	$93,210

Nine months ending September 30, 2023
Manufactured products:
Industrial and commercial products	$21,458	$—	$172	$—	$—	$—	$—	$21,630
Building products	15,147	—	—	—	—	—	—	15,147
Consumer products	12,956	—	—	—	—	—	—	12,956
Grocery and convenience store distribution	—	23,540	—	—	—	—	—	23,540
Food and beverage distribution	—	14,439	—	—	—	—	—	14,439
Auto sales	—	—	8,106	—	—	—	—	8,106
Other retail and wholesale distribution	2,420	—	12,301	—	—	1,791	—	16,512
Service	1,086	747	4,106	17,587	3,169	188	—	26,883
Electricity, natural gas and fuel	—	—	—	—	15,874	35,238	—	51,112
Total	53,067	38,726	24,685	17,587	19,043	37,217	—	190,325
Other revenues	3,440	131	5,247	51	1,015	157	70,740	80,781
	$56,507	$38,857	$29,932	$17,638	$20,058	$37,374	$70,740	$271,106

Notes to Consolidated Financial Statements (Continued)

Note 24. Revenues from contracts with customers (Continued)

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Insurance, Corporate and other	Total
Three months ending September 30, 2022
Manufactured products:
Industrial and commercial products	$6,145	$—	$51	$—	$—	$—	$6,196
Building products	5,928	—	—	—	—	—	5,928
Consumer products	4,753	—	—	—	—	—	4,753
Grocery and convenience store distribution	—	8,315	—	—	—	—	8,315
Food and beverage distribution	—	4,946	—	—	—	—	4,946
Auto sales	—	—	2,686	—	—	—	2,686
Other retail and wholesale distribution	803	—	4,189	—	—	—	4,992
Service	328	277	1,006	6,646	1,328	—	9,585
Electricity and natural gas	—	—	—	—	5,905	—	5,905
Total	17,957	13,538	7,932	6,646	7,233	—	53,306
Other revenues	1,012	32	1,609	17	320	20,608	23,598
	$18,969	$13,570	$9,541	$6,663	$7,553	$20,608	$76,904

Nine months ending September 30, 2022
Manufactured products:
Industrial and commercial products	$18,219	$—	$148	$—	$—	$—	$18,367
Building products	17,317	—	—	—	—	—	17,317
Consumer products	15,355	—	—	—	—	—	15,355
Grocery and convenience store distribution	—	24,000	—	—	—	—	24,000
Food and beverage distribution	—	14,510	—	—	—	—	14,510
Auto sales	—	—	7,888	—	—	—	7,888
Other retail and wholesale distribution	2,343	—	12,629	—	—	—	14,972
Service	894	739	3,090	19,173	4,001	—	27,897
Electricity and natural gas	—	—	—	—	15,359	—	15,359
Total	54,128	39,249	23,755	19,173	19,360	—	155,665
Other revenues	2,962	97	4,470	46	748	59,960	68,283
	$57,090	$39,346	$28,225	$19,219	$20,108	$59,960	$223,948

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations relating to contracts with expected durations exceeding one year as of September 30, 2023 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity, natural gas and fuel	$3,191	$20,278	$23,469
Other sales and service contracts	3,096	5,178	8,274

Notes to Consolidated Financial Statements (Continued)

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, freight rail transportation, utilities and energy, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. We acquired control of Pilot Travel Centers (“PTC”) on January 31, 2023 and PTC is considered a reportable segment beginning February 1, 2023. In this presentation, the revenues and pre-tax earnings of the PTC segment are for the eight months ending September 30, 2023. Previously, our earnings from PTC were determined under the equity method and are included in earnings from equity method investments. Revenues and earnings (loss) before income taxes by segment for the third quarter and first nine months of 2023 and 2022 were as follows (in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$9,844	$9,808	$29,184	$29,169
Berkshire Hathaway Primary Group	4,449	3,485	12,643	9,916
Berkshire Hathaway Reinsurance Group	7,067	5,461	19,890	15,238
Investment income	2,948	1,683	8,258	5,331
Total insurance	24,308	20,437	69,975	59,654
BNSF	5,847	6,693	17,694	19,301
Berkshire Hathaway Energy (“BHE”)	7,281	7,557	20,094	20,122
Pilot Travel Centers (“PTC”)	13,166	—	37,428	—
Manufacturing	19,174	19,000	56,565	57,193
McLane	13,477	13,569	39,419	39,346
Service and retailing	9,946	9,567	30,018	28,299
	93,199	76,823	271,193	223,915
Reconciliation of segments to consolidated amount
Corporate, eliminations and other	11	81	(87)	33
	$93,210	$76,904	$271,106	$223,948

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Earnings (Loss) Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$1,053	$(759)	$2,270	$(1,424)
Berkshire Hathaway Primary Group	510	(281)	1,050	53
Berkshire Hathaway Reinsurance Group	1,437	(251)	2,495	1,191
Investment income	2,933	1,678	8,230	5,322
Total insurance	5,933	387	14,045	5,142
BNSF	1,608	1,884	4,872	5,844
BHE	(147)	1,347	700	2,651
PTC	291	—	613	—
Manufacturing	3,077	2,883	8,791	8,735
McLane	116	112	358	270
Service and retailing	1,186	1,202	3,669	3,536
	12,064	7,815	33,048	26,178
Reconciliation of segments to consolidated amount
Investment and derivative gains (losses)	(29,778)	(13,465)	38,041	(82,362)
Interest expense, not allocated to segments	(100)	(99)	(317)	(303)
Equity method investments	262	415	1,461	958
Corporate, eliminations and other	593	1,076	995	2,920
	$(16,959)	$(4,258)	$73,228	$(52,609)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire Hathaway shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Insurance – underwriting	$2,422	$(1,072)	$4,580	$(190)
Insurance – investment income	2,470	1,408	6,808	4,484
BNSF	1,221	1,442	3,732	4,477
Berkshire Hathaway Energy (“BHE”)	498	1,601	1,699	3,165
Pilot Travel Centers (“PTC”)	183	—	380	—
Manufacturing, service and retailing	3,341	3,247	9,712	9,521
Non-controlled businesses*	226	346	1,329	810
Investment and derivative contract gains (losses)	(23,528)	(10,449)	29,780	(65,067)
Other	400	679	629	1,961
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$(12,767)	$(2,798)	$58,649	$(40,839)

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

Insurance underwriting generated earnings of $2.4 billion in the third quarter and $4.6 billion in the first nine months of 2023 versus losses of $1.1 billion in the third quarter and $190 million in the first nine months of 2022. Earnings in 2023 benefited from relatively low catastrophe losses, while earnings in the third quarter and first nine months of 2022 included after-tax incurred losses of approximately $2.7 billion attributable to Hurricane Ian. Underwriting earnings in 2023 also reflected improved results at GEICO. The retrospective adoption of ASU 2018-12 increased insurance underwriting losses $110 million in the third quarter of 2022 and reduced underwriting losses $144 million in the first nine months of 2022 from the previously reported amounts. Earnings from insurance investment income increased $1.1 billion in the third quarter and $2.3 billion in the first nine months of 2023 compared to 2022. The increases were primarily due to the impact of higher short-term interest rates, partly offset by lower dividend income.

Earnings of BNSF declined 15.3% in the third quarter and 16.6% in the first nine months of 2023 compared to 2022. The decreases were primarily attributable to lower overall freight volumes and higher non-fuel operating costs, partially offset by lower fuel costs. After-tax earnings of BHE declined 68.9% in the third quarter and 46.3% in the first nine months of 2023 compared to 2022. The earnings decline in the first nine months reflected lower earnings from the U.S. regulated utilities, reflecting increased wildfire loss estimates, as well as lower earnings from other energy businesses and real estate brokerage businesses.

As disclosed in Note 3 to the accompanying Consolidated Financial Statements, we increased our ownership in PTC from 38.6% to 80% on January 31, 2023 and we began consolidating PTC’s results of operations on February 1, 2023. In 2022 and through January 31, 2023, our share of earnings from PTC on our 38.6% interest was determined under the equity method and is included in earnings from non-controlled businesses in the preceding table.

Earnings from our manufacturing, service and retailing businesses increased 2.9% in the third quarter and 2.0% in the first nine months of 2023 versus 2022. While results of certain industrial products manufacturers and services businesses improved versus 2022, results of several of our building products, consumer products, service and retailing businesses deteriorated.

Investment and derivative contract gains (losses) in each period of 2023 and 2022 predominantly derived from our investments in equity securities and included significant net unrealized gains and losses from market price changes. We believe that investment gains and losses on investments in equity securities, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported quarterly or annual results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Investment and derivative contract gains (losses) also included an after-tax non-cash remeasurement gain of approximately $2.4 billion in the first quarter of 2023 related to our previously held 38.6% interest in PTC through the application of the acquisition accounting method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (Continued)

Other earnings included after-tax foreign exchange rate gains of $447 million in the third quarter and $895 million in the first nine months of 2023 and $858 million in the third quarter and $2.4 billion in the first nine months of 2022. These gains related to the non-U.S. Dollar denominated debt issued by Berkshire and its U.S.-based finance subsidiary, Berkshire Hathaway Finance Corporation (“BHFC”).

Insurance—Underwriting

Our management views our insurance business as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett, and Berkshire’s corporate investment managers. Accordingly, we evaluate the economic performance of underwriting operations without any allocation of investment income or investment gains and losses. We consider investment income as an integral component of our aggregate insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating. We believe that such gains and losses are not meaningful in understanding the quarterly or annual operating results of our insurance businesses.

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. We currently consider pre-tax incurred losses exceeding $150 million from a current year catastrophic event to be significant. Significant catastrophe events in 2023 were a cyclone and floods in New Zealand in the first quarter. In 2022, significant events were Hurricane Ian in the third quarter and floods in Australia in the first six months.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Unpaid loss estimates, including estimates under retroactive reinsurance contracts, were approximately $143.7 billion as of September 30, 2023. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S.-based subsidiaries due to foreign currency exchange rate fluctuations.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions). The retrospective adoption of ASU 2018-12 increased BHRG’s pre-tax underwriting losses $141 million in the third quarter and increased pre-tax underwriting earnings $178 million in the first nine months of 2022 from the amounts previously reported.

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Pre-tax underwriting earnings (loss):
GEICO	$1,053	$(759)	$2,270	$(1,424)
Berkshire Hathaway Primary Group	510	(281)	1,050	53
Berkshire Hathaway Reinsurance Group	1,437	(251)	2,495	1,191
Pre-tax underwriting earnings (loss)	3,000	(1,291)	5,815	(180)
Income taxes and noncontrolling interests	578	(219)	1,235	10
Net underwriting earnings (loss)	$2,422	$(1,072)	$4,580	$(190)
Effective income tax rate	19.2%	16.9%	21.2%	*

——————

* Not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

GEICO

GEICO primarily writes private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. GEICO also operates an insurance agency that offers primarily homeowners and renters insurance to its auto policyholders. A summary of GEICO’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$10,420		$10,137		$29,929		$29,818
Premiums earned	$9,844	100.0	$9,808	100.0	$29,184	100.0	$29,169	100.0
Losses and loss adjustment expenses	7,879	80.0	9,515	97.0	24,063	82.5	27,164	93.1
Underwriting expenses	912	9.3	1,052	10.7	2,851	9.7	3,429	11.8
Total losses and expenses	8,791	89.3	10,567	107.7	26,914	92.2	30,593	104.9
Pre-tax underwriting earnings (loss)	$1,053		$(759)		$2,270		$(1,424)

GEICO’s pre-tax underwriting earnings in the first nine months of 2023 reflected higher average premiums per auto policy, lower claims frequencies, reductions in prior accident years’ claims estimates and a reduction in advertising costs. However, average claims severities continued to rise in 2023.

Premiums written increased $283 million (2.8%) in the third quarter and were substantially unchanged in the first nine months of 2023 compared to 2022. Premiums written in 2023 reflected rate increases during the past 12 months that produced higher average premiums per auto policy (16.8%) and a 2.3 million decrease (12.7%) in policies-in-force over that period. GEICO significantly reduced advertising in 2023 and 2022 which contributed to the reduction in policies-in-force. Premiums earned were substantially unchanged in the third quarter and first nine months of 2023 compared to 2022.

Losses and loss adjustment expenses declined $1.6 billion (17.2%) in the third quarter and $3.1 billion (11.4%) in the first nine months of 2023 compared to 2022. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 80.0% in the third quarter and 82.5% in the first nine months of 2023, decreases of 17.0 percentage points and 10.6 percentage points, respectively, compared to 2022. The loss ratio declines reflected the impact of higher average premiums per auto policy, increased favorable development of prior accident years’ claims estimates and lower claims frequencies, partially offset by increases in average claims severities.

Losses and loss adjustment expenses in the first nine months included reductions in the ultimate loss estimates for prior accident years’ claims of $1.2 billion in 2023 compared to $386 million in 2022. The reductions in 2023 and 2022 reflected decreased estimates across several coverages, partially offset by an increase in property damage coverage in 2022. Claims frequencies in the first nine months of 2023 were lower for property damage and collision coverages (seven to eight percent range), while claims frequencies increased for bodily injury coverage (two to three percent range). Average claims severities in the first nine months of 2023 were higher for property damage (seventeen to nineteen percent range), collision (five to seven percent range) and bodily injury (six to eight percent range) coverages.

Underwriting expenses decreased $140 million (13.3%) in the third quarter and $578 million (16.9%) in the first nine months of 2023 compared to 2022. GEICO’s expense ratio (underwriting expense to premiums earned) was 9.3% in the third quarter and 9.7% in the first nine months of 2023, decreases of 1.4 percentage points and 2.1 percentage points, respectively, compared to 2022. The decreases in the expense ratios reflected the impact of increased rates and a 54% reduction in year-to-date advertising expenses incurred. The earnings from GEICO’s insurance agency (third party commissions net of operating expenses) are included as a reduction of underwriting expenses in the table above.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group consists of several independently managed businesses that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance (“BH Specialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct Insurance Company (“BH Direct”) and U.S. Liability Insurance Company (“USLI”). This group also includes RSUI and CapSpecialty beginning October 19, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group (Continued)

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,990		$3,895		$13,905		$10,791
Premiums earned	$4,449	100.0	$3,485	100.0	$12,643	100.0	$9,916	100.0
Losses and loss adjustment expenses	2,733	61.4	2,825	81.1	8,250	65.3	7,342	74.0
Underwriting expenses	1,206	27.1	941	27.0	3,343	26.4	2,521	25.5
Total losses and expenses	3,939	88.5	3,766	108.1	11,593	91.7	9,863	99.5
Pre-tax underwriting earnings (loss)	$510		$(281)		$1,050		$53

Premiums written increased $1.1 billion (28.1%) in the third quarter and $3.1 billion (28.9%) in the first nine months of 2023 compared to 2022. The increases were primarily due to the inclusion of RSUI and CapSpecialty ($610 million in the third quarter and $1.9 billion in the first nine months), as well as comparative increases from several BH Primary insurers, led by BH Specialty and BH Direct.

Losses and loss adjustment expenses decreased $92 million (3.3%) in the third quarter and increased $908 million (12.4%) in the first nine months of 2023 compared to 2022. The loss ratio decreased 19.7 percentage points in the third quarter and 8.7 percentage points in the first nine months of 2023 compared to 2022, reflecting lower incurred losses from current year catastrophes and changes in business mix, including the impact of RSUI and CapSpecialty.

Incurred losses from significant catastrophes occurring in the first nine months were $35 million in 2023 and $740 million in 2022, including $660 million in the third quarter from Hurricane Ian. Incurred losses and loss adjustment expenses in the first nine months also reflected net reductions in estimated ultimate liabilities for prior accident years’ claims of $396 million in 2023 and $348 million in 2022. BH Primary insurers write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. Ultimate claims liabilities could be greater than anticipated due to a variety of factors, including from adverse legal and judicial rulings.

Underwriting expenses increased $265 million (28.2%) in the third quarter and $822 million (32.6%) in the first nine months of 2023 compared to 2022. The increase in the expense ratio in the first nine months of 2023 compared to 2022 was primarily attributable to changes in business mix, including the effects of RSUI and CapSpecialty.

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

A summary of BHRG’s premiums and pre-tax underwriting results follows (in millions). The retrospective adoption of ASU 2018-12 increased pre-tax underwriting losses $141 million in the third quarter and increased pre-tax underwriting earnings $178 million in the first nine months of 2022 from the previously reported amounts. These revisions were primarily attributable to reductions in certain variable annuity guarantee liabilities and foreign currency exchange effects on periodic payment annuity liabilities.

	Third Quarter				First Nine Months
	Premiums earned		Pre-tax underwriting earnings (loss)		Premiums earned		Pre-tax underwriting earnings (loss)
	2023	2022	2023	2022	2023	2022	2023	2022
Property/casualty	$5,739	$4,013	$1,488	$23	$16,213	$10,943	$3,002	$1,404
Life/health	1,328	1,256	50	18	3,677	3,766	234	116
Retroactive reinsurance	—	—	(126)	(83)	—	—	(584)	(325)
Periodic payment annuity	—	192	(91)	(254)	—	529	(466)	(427)
Variable annuity	—	—	116	45	—	—	309	423
	$7,067	$5,461	$1,437	$(251)	$19,890	$15,238	$2,495	$1,191

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,441		$4,574		$17,575		$13,119
Premiums earned	$5,739	100.0	$4,013	100.0	$16,213	100.0	$10,943	100.0
Losses and loss adjustment expenses	2,918	50.8	3,451	86.0	9,098	56.1	7,825	71.5
Underwriting expenses	1,333	23.3	539	13.4	4,113	25.4	1,714	15.7
Total losses and expenses	4,251	74.1	3,990	99.4	13,211	81.5	9,539	87.2
Pre-tax underwriting earnings	$1,488		$23		$3,002		$1,404

Premiums written in the third quarter and first nine months of 2023 included $1.4 billion and $4.0 billion, respectively, written by TransRe Group. Otherwise, premiums written in the first nine months of 2023 increased $497 million (3.8%) compared to 2022. We have written considerable levels of property business in recent years and we generally do not retrocede the risks we assume. Consequently, our periodic underwriting earnings are subject to considerable volatility from significant catastrophe loss events.

Losses and loss adjustment expenses were $2.9 billion in the third quarter and $9.1 billion in the first nine months of 2023, and included $881 million and $2.4 billion, respectively, from TransRe Group. Excluding TransRe Group, losses and loss adjustment expenses decreased $1.4 billion (41.0%) in the third quarter and $1.1 billion (14.0%) in the first nine months of 2023 compared to 2022. Losses incurred from significant catastrophes in the first nine months were $552 million in 2023 and $2.5 billion in 2022, including $1.9 billion in the third quarter primarily from Hurricane Ian. Reductions in estimated ultimate liabilities for losses occurring in prior accident years were $1.5 billion in the first nine months of 2023 and $1.4 billion in the first nine months of 2022. Overall, the loss ratio decreased 15.4 percentage points in the first nine months of 2023 compared to 2022.

Underwriting expenses in 2023 increased $794 million in the third quarter and $2.4 billion in the first nine months compared to 2022. The expense ratio increased 9.9 percentage points in the third quarter and 9.7 percentage points in the first nine months of 2023 compared to 2022. The increases were primarily attributable to changes in foreign currency exchange rates related to the remeasurement of certain non-U.S. Dollar denominated liabilities of our U.S. subsidiaries and changes in business mix, including the impact of TransRe Group. Underwriting expenses included foreign currency exchange gains of $114 million in the third quarter and losses of $78 million in the first nine months of 2023 compared to gains of $315 million in the third quarter and $704 million in the first nine months of 2022. Underwriting expenses included $452 million in the third quarter and $1.2 billion in the first nine months of 2023 from TransRe Group.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,332		$1,251		$3,685		$3,743
Premiums earned	$1,328	100.0	$1,256	100.0	$3,677	100.0	$3,766	100.0
Life and health insurance benefits	1,034	77.9	1,000	79.6	2,732	74.3	2,973	78.9
Underwriting expenses	244	18.3	238	19.0	711	19.3	677	18.0
Total benefits and expenses	1,278	96.2	1,238	98.6	3,443	93.6	3,650	96.9
Pre-tax underwriting earnings	$50		$18		$234		$116

Premiums earned increased $72 million (5.7%) in the third quarter and decreased $89 million (2.4%) in the first nine months of 2023 compared to 2022. In the first quarter of 2023, several U.S. life reinsurance contracts were commuted, which reduced premiums earned by $161 million and life reinsurance benefits incurred by $304 million. Excluding these effects, premiums earned increased 1.9% in the first nine months of 2023, and life reinsurance benefits incurred increased 2.1% in the first nine months of 2023 versus 2022. The 1.3 percentage point increase in the underwriting expense ratio in the first nine months of 2023 versus 2022 was primarily attributable to the impact of the life reinsurance contract commutations and increased underwriting expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Retroactive reinsurance

Pre-tax underwriting losses from retroactive reinsurance in each period derived from the amortization of deferred charges and the effects of changes in the estimated timing and amounts of future claim payments. Underwriting results also include foreign currency exchange gains and losses from the effects of changes in foreign currency exchange rates on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax foreign currency exchange gains were $38 million in the first nine months of 2023 compared to $289 million in the first nine months of 2022. Before foreign currency exchange effects, pre-tax underwriting losses were $622 million in the first nine months of 2023 and $614 million in 2022.

Unpaid losses assumed under retroactive reinsurance contracts were $33.9 billion at September 30, 2023, a decline of $1.5 billion since December 31, 2022, primarily attributable to claim payments. Unamortized deferred charges related to retroactive reinsurance contracts were $9.3 billion at September 30, 2023, a decline of $605 million since December 31, 2022. Deferred charge amortization will be included in underwriting earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity business is price and demand sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. Our volumes written may change rapidly due to changes in prices, as well as the level of competition. Beginning in the latter part of 2022, prices for new business have declined to unacceptable levels and we have since restricted writing new business.

Our periodic payment annuity contracts normally produce pre-tax underwriting losses from the recurring accretion of time-value discounted liabilities, which includes liabilities for contracts without life contingencies. Underwriting results also include gains or losses from foreign currency exchange rate changes on non-U.S. Dollar denominated liabilities of our U.S. subsidiaries. Pre-tax underwriting results included foreign currency exchange gains of $56 million in the third quarter and losses of $27 million in the first nine months of 2023 compared to gains of $18 million in the third quarter and $127 million in the first nine months of 2022.

Pre-tax underwriting losses before foreign currency exchange effects were $147 million in the third quarter and $439 million in the first nine months of 2023 and $272 million in the third quarter and $554 million in the first nine months of 2022. Pre-tax losses in the third quarter and first nine months of 2022 included approximately $130 million attributable to an agreement to terminate an existing reinsurance contract, in which the settlement payable exceeded the carrying value of the liabilities. Discounted liabilities were $13.9 billion at September 30, 2023, which included $4.0 billion for contracts without life contingencies. We adopted ASU 2018-12 on January 1, 2023, which requires that the discount rates on contracts with life-contingent liabilities be adjusted quarterly based upon prevailing interest rates with the effects of discount rate changes included in other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax gains of $116 million in the third quarter and $309 million in the first nine months of 2023 and $45 million in the third quarter and $423 million in the first nine months of 2022. The results from these contracts are affected by changes in securities markets, interest rates and foreign currency exchange rates, which can be volatile. Our estimated liabilities associated with these contracts, which are in run-off, were $895 million as of September 30, 2023.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2023	2022	2023	2022	Third Quarter	First Nine Months
Dividend income	$1,223	$1,281	$3,989	$4,533	(4.5)%	(12.0)%
Interest and other investment income	1,710	397	4,241	789	330.7	437.5
Pre-tax net investment income	2,933	1,678	8,230	5,322	74.8	54.6
Income taxes and noncontrolling interests	463	270	1,422	838
Net investment income	$2,470	$1,408	$6,808	$4,484
Effective income tax rate	15.8%	16.1%	17.3%	15.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income (Continued)

Dividend income declined 4.5% in the third quarter and 12.0% in the first nine months of 2023 compared to 2022. These reductions reflected net dispositions of investments since the end of the third quarter of 2022. Income in the first nine months included $25 million in 2023 and $37 million in 2022 from BHE preferred stock. Such amounts were deducted from earnings of the BHE segment. Dividend income varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

Interest and other investment income increased $1.3 billion in the third quarter and $3.5 billion in the first nine months of 2023 compared to 2022. The increases were primarily due to increases in short-term interest rates. We continue to hold substantial balances of cash, cash equivalents, U.S. Treasury Bills and other investments with relatively short maturities. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. The effect of discount rate changes recorded in accumulated other comprehensive income in the Consolidated Balance Sheets for long-duration insurance contracts are excluded from float, as such amounts are not included in underwriting earnings in the Consolidated Statements of Earnings. Float was approximately $167 billion at September 30, 2023 and $164 billion at December 31, 2022. Our combined insurance operations generated pre-tax underwriting gains in the first nine months of 2023 and, consequently, the average cost of float was negative. A summary of cash and investments held in our insurance businesses as of September 30, 2023 and December 31, 2022 follows (in millions).

	September 30, 2023	December 31, 2022
Cash, cash equivalents and U.S. Treasury Bills	$117,041	$86,816
Equity securities	310,706	298,934
Fixed maturity securities	22,296	24,998
Other	2,067	3,417
	$452,110	$414,165

Fixed maturity securities as of September 30, 2023 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$9,654	$(130)	$9,524
Foreign governments	11,248	(87)	11,161
Corporate bonds	1,224	179	1,403
Other	197	11	208
	$22,323	$(27)	$22,296

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 94% of all foreign government obligations were rated AA or higher by at least one of the major rating agencies as of September 30, 2023.

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

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Railroad operating revenues	$5,719	$6,530	$17,311	$18,761
Railroad operating expenses:
Compensation and benefits	1,392	1,479	4,083	3,916
Fuel	863	1,272	2,660	3,409
Purchased services	503	530	1,503	1,538
Depreciation and amortization	655	633	1,950	1,875
Equipment rents, materials and other	497	508	1,630	1,494
Total	3,910	4,422	11,826	12,232
Railroad operating earnings	1,809	2,108	5,485	6,529
Other revenues (expenses):
Other revenues	128	163	383	540
Other expenses, net	(60)	(129)	(214)	(458)
Interest expense	(269)	(258)	(782)	(767)
Pre-tax earnings	1,608	1,884	4,872	5,844
Income taxes	387	442	1,140	1,367
Net earnings	$1,221	$1,442	$3,732	$4,477
Effective income tax rate	24.1%	23.5%	23.4%	23.4%

The following table summarizes BNSF’s railroad freight volumes by business group (cars/units in thousands).

	Cars/Units				Percentage Change
	Third Quarter		First Nine Months		Third	First Nine
	2023	2022	2023	2022	Quarter	Months
Consumer products	1,236	1,323	3,459	3,977	(6.6)%	(13.0)%
Industrial products	416	413	1,212	1,237	0.7	(2.0)
Agricultural products	268	276	846	884	(2.9)	(4.3)
Coal	376	399	1,105	1,158	(5.8)	(4.6)
	2,296	2,411	6,622	7,256	(4.8)	(8.7)

Railroad operating revenues declined 12.4% in the third quarter and 7.7% in the first nine months of 2023 compared to 2022, reflecting lower volumes of 4.8% in the third quarter and 8.7% in the first nine months. Average revenue per car/unit decreased 7.1% in the third quarter due to decreased rates per car/unit and lower fuel surcharge revenue, partially offset by favorable changes in business mix. Average revenue per car/unit increased 1.6% in the first nine months of 2023, resulting from higher yield. BNSF’s pre-tax earnings were $1.6 billion in the third quarter and $4.9 billion in the first nine months of 2023, declines of 14.6% and 16.6%, respectively, compared to 2022.

Operating revenues from consumer products were $2.0 billion in the third quarter and $5.7 billion in the first nine months of 2023, decreases of 18.0% and 17.4%, respectively, from 2022. The revenue declines were attributable to volume decreases of 6.6% in the third quarter and 13.0% in the first nine months of 2023 compared to 2022 and lower average revenue per car/unit. The volume decreases were primarily due to lower intermodal shipments resulting from reduced west coast imports, the loss of an intermodal customer and competition from lower spot rates in the trucking market, which has impacted our domestic intermodal demand. These decreases were partially offset by an increase in automotive volume from higher vehicle production.

Operating revenues from industrial products were $1.5 billion in the third quarter and $4.3 billion in the first nine months of 2023, a decrease of 0.7% and an increase of 1.5%, respectively, from 2022. The decline in the third quarter was due to lower revenue per car/unit, partially offset by 0.7% volume growth, primarily due to increased demand for construction products from infrastructure demand, partially offset by lower demand for plastics, chemicals and sand. The increase in the first nine months was primarily due to higher average revenue per car/unit, partially offset by a 2.0% volume decline. The volume decline was primarily due to lower demand for plastics, chemicals and lumber, partially offset by gains in construction products from infrastructure demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF (Continued)

Operating revenues from agricultural products were $1.2 billion in the third quarter and $4.0 billion in the first nine months of 2023, decreases of 8.7% in the third quarter and 2.3% in the first nine months compared to 2022. The third quarter revenue decline was attributable to lower average revenue per car/unit and a volume decline of 2.9%. The revenue decline in the first nine months was primarily due to a volume decrease of 4.3%, partially offset by higher average revenue per car/unit. The volume decreases were mainly due to lower grain exports, partially offset by higher volumes of domestic grains, renewable diesel, feedstocks and oilseeds and meals.

Operating revenues from coal were $932 million in the third quarter and $2.9 billion in the first nine months of 2023, decreases of 15.3% in the third quarter and 3.1% in the first nine months versus 2022. The revenue decline in the third quarter was attributable to lower volumes of 5.8% and lower average revenue per car/unit. The revenue decrease in the first nine months was driven by reduced volumes of 4.6%, partially offset by higher average revenue per car/unit. The volume decreases derived from moderating demand attributable to lower natural gas prices and weather-related impacts.

Railroad operating expenses were $3.9 billion in the third quarter and $11.8 billion in the first nine months of 2023, decreases of $512 million (11.6%) in the third quarter and $406 million (3.3%) in the first nine months compared to 2022. The decline in the third quarter reflected lower fuel costs and lower compensation and benefits expenses. The decrease during the first nine months was primarily attributable to a decrease in fuel costs, partially offset by increases in compensation and benefits expenses and equipment rents, materials and other expenses. The ratio of railroad operating expenses to railroad operating revenues increased 0.7 percentage points to 68.4% in the third quarter and 3.1 percentage points to 68.3% in the first nine months of 2023 versus the comparable 2022 periods.

Fuel expenses decreased $409 million (32.2%) in the third quarter and $749 million (22.0%) in the first nine months of 2023 compared to 2022, reflecting lower average fuel prices, lower volumes and improved efficiency. Compensation and benefits expenses decreased $87 million (5.9%) in the third quarter and increased $167 million (4.3%) in the first nine months of 2023 compared to 2022. The comparative decline in the third quarter was primarily due to the impact of retroactive wage increases in the third quarter of 2022 relating to the ratified union labor agreements. The changes in compensation and benefits expenses in both periods also reflect increased headcount, wage inflation and lower productivity in 2023. Equipment rents, materials and other expenses decreased $11 million (2.2%) in the third quarter and increased $136 million (9.1%) in the first nine months of 2023 compared to 2022. The increase during the first nine months of 2023 was primarily due to general inflation, increased casualty and litigation costs, higher property and other taxes and lower gains from land and easement sales. Purchased services expenses decreased $27 million (5.1%) in the third quarter and $35 million (2.3%) in the first nine months of 2023 compared to 2022, primarily due to a reduction in drayage costs, partially offset by general inflation.

BHE

We currently own 92% of Berkshire Hathaway Energy Company (“BHE”), which operates a global energy business. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 75% interest in a liquefied natural gas export, import and storage facility. Other energy businesses include two regulated electricity distribution businesses operated by BHE subsidiaries (referred to as Northern Powergrid) in Great Britain, a regulated electricity transmission-only business in Alberta, Canada (“AltaLink, L.P.”), a diversified portfolio of mostly renewable independent power projects and investments and an unregulated retail energy services company. BHE also operates a residential real estate brokerage business and a large network of real estate brokerage franchises in the United States.

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

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Revenues:
Energy operating revenue	$5,958	$6,095	$16,362	$15,858
Real estate operating revenue	1,212	1,405	3,383	4,284
Other income (loss)	111	57	349	(20)
Total revenue	7,281	7,557	20,094	20,122
Costs and expenses:
Energy cost of sales	2,009	1,959	5,530	4,944
Energy operating expenses	3,671	2,362	8,818	6,858
Real estate operating costs and expenses	1,181	1,352	3,351	4,086
Interest expense	567	537	1,695	1,583
Total costs and expenses	7,428	6,210	19,394	17,471
Pre-tax earnings (loss)	(147)	1,347	700	2,651
Income tax benefit*	(783)	(561)	(1,525)	(1,254)
Net earnings after income taxes	636	1,908	2,225	3,905
Noncontrolling interests of BHE subsidiaries	77	147	321	376
Net earnings attributable to BHE	559	1,761	1,904	3,529
Noncontrolling interests and preferred stock dividends	61	160	205	364
Net earnings attributable to Berkshire Hathaway shareholders	$498	$1,601	$1,699	$3,165
Effective income tax rate	**	(41.6)%	(217.9)%	(47.3)%

——————

* Includes significant production tax credits from wind-powered electricity generation.

** Not meaningful.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2023	2022	2023	2022	Third Quarter	First Nine Months
U.S. utilities	$(53)	$979	$540	$1,759	(105.4)%	(69.3)%
Natural gas pipelines	175	234	731	755	(25.2)	(3.2)
Other energy businesses	296	361	868	1,111	(18.0)	(21.9)
Real estate brokerage	25	29	25	134	(13.8)	(81.3)
Corporate interest and other	116	158	(260)	(230)	(26.6)	(13.0)
	$559	$1,761	$1,904	$3,529	(68.3)	(46.0)
Our U.S. utilities operate independently in several states, including Utah, Oregon and Wyoming (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). After-tax earnings decreased $1.0 billion in the third quarter and $1.2 billion (69.3%) in the first nine months of 2023 compared to 2022. The declines reflected increases in energy operating expenses, including increases in estimated pre-tax loss accruals by PacifiCorp for the Wildfires, net of expected insurance recoveries, of $1.3 billion in the third quarter and $1.6 billion in the first nine months of 2023. See Note 23 to the Consolidated Financial Statements for additional information on the Wildfires. The declines in earnings also reflected higher interest expense and lower electric utility margin (operating revenue less cost of sales). These items were partially offset by increases in interest and other income and lower depreciation and amortization expense.

The U.S. utilities’ electric utility margin was $2.3 billion in the third quarter and $5.8 billion in the first nine months of 2023, decreases of $110 million (4.5%) and $50 million (0.8%) versus 2022. The declines reflected changes in operating revenues attributable to rates and volumes and in thermal generation and purchased power costs. Retail customer volumes decreased 0.6% overall (down 0.5% at PacifiCorp and 2.3% at NV Energy and up 1.1% at MEC) in the first nine months of 2023 compared to 2022, primarily due to the unfavorable impact of weather, partially offset by an overall increase in the average number of customers and in customer usage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE (Continued)

After-tax earnings of natural gas pipelines decreased $59 million (25.2%) in the third quarter and $24 million (3.2%) in the first nine months of 2023 compared to 2022. The declines reflected higher operating expenses in 2023 and the impact of favorable income tax adjustments in 2022, partially offset by higher regulated transportation and storage services revenues from certain general rate cases and favorable interest and other income.

After-tax earnings of other energy businesses decreased $65 million (18.0%) in the third quarter and $243 million (21.9%) in the first nine months of 2023 compared to 2022. These declines reflected unfavorable operating performance at a natural gas exploration project and lower earnings from renewable energy and retail services businesses, primarily attributable to lower income tax benefits, higher operating expenses, lower solar and wind generation at owned projects and the impact of unfavorable changes in valuations of derivatives contracts, partially offset by debt extinguishment gains. Earnings in the first nine months of 2023 also included deferred income tax expense related to the enactment of the new Energy Profits Levy income tax in the United Kingdom.

After-tax earnings of real estate brokerage decreased $4 million (13.8%) in the third quarter and $109 million (81.3%) in the first nine months of 2023 compared to 2022. The decreases reflected lower brokerage services revenues and margins, primarily due to a 22% year-to-date reduction in closed brokerage transaction volumes, as well as lower mortgage services revenues and margins from a 33% year-to-date decrease in closed transaction volumes. These declines were attributable to the impact of rising interest rates, including lower existing home sales and mortgage refinancing demand.

Corporate interest and other after-tax earnings decreased $42 million in the third quarter and $30 million in the first nine months of 2023 compared to 2022, reflecting lower federal income tax credits recognized and higher BHE corporate interest expense from an April 2022 debt issuance, partially offset by higher interest and other income.

Pilot Travel Centers, LLC (“PTC”)

PTC is headquartered in Knoxville, Tennessee and operates travel centers in North America (primarily under the names Pilot or Flying J) with more than 750 travel center locations across 44 states and six Canadian provinces. PTC also operates large wholesale fuel and fuel marketing platforms in the U.S. A substantial portion of PTC’s revenues and earnings derive from marketing fuel on a wholesale and retail basis and from other energy-related activities.

Through January 31, 2023, we owned a 38.6% interest in PTC, which we accounted for under the equity method. Our proportionate share of PTC’s net earnings for the month ending January 31, 2023 and first nine months of 2022 are included in equity method earnings in the accompanying Consolidated Statements of Earnings. On January 31, 2023, we acquired an additional 41.4% interest in PTC, and we currently own an 80% controlling interest. Thus, we began consolidating PTC’s results of operations in our Consolidated Statements of Earnings on February 1, 2023. PTC’s earnings for the third quarter of 2023 and the eight months ending September 30, 2023 are summarized below (in millions).

	Third Quarter	Eight Months Ending
	2023	September 30, 2023
Revenues	$13,166	$37,428
Cost of sales	11,980	34,385
Operating and other expenses	782	2,133
Interest expense	113	297
Pre-tax earnings	291	613
Income taxes and noncontrolling interests	108	233
Net earnings attributable to Berkshire Hathaway shareholders	$183	$380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pilot Travel Centers, LLC (“PTC”) (Continued)

PTC’s revenues and earnings are highly dependent on diesel fuel and gasoline volumes, prices and margins. Revenues for the third quarter of 2023 and the eight months ending September 30, 2023 were $13.2 billion and $37.4 billion, respectively. PTC’s pre-tax earnings for the third quarter of 2023 and the eight months ending September 30, 2023 were $291 million and $613 million, respectively. Operating and other expenses included depreciation and amortization expense of $250 million in the third quarter of 2023 and $661 million in the eight months ending September 30, 2023.

PTC’s consolidated pre-tax earnings for the third quarter and first nine months of 2023 and 2022 are summarized below. Revenues, costs and expenses for the first nine months of 2022 and first month of 2023 are not included in our Consolidated Financial Statements, whereas such information for the eight months ending September 30, 2023 are included in our Consolidated Financial Statements (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2023	2022	2023	2022	Third Quarter	First Nine Months
Revenues	$13,166	$19,197	$42,448	$55,198	(31.4)%	(23.1)%
Cost of sales	11,980	17,763	39,079	51,891	(32.6)	(24.7)
Operating and other expenses	782	654	2,346	1,892	19.6	24.0
Interest expense	113	61	321	154	85.2	108.4
Pre-tax earnings	$291	$719	$702	$1,261	(59.5)	(44.3)

Revenues for the first nine months of 2023 and 2022 were approximately $42.5 billion and $55.2 billion, respectively. Revenues were lower in 2023, primarily due to significantly lower fuel prices, as well as from lower fuel sales volumes. For the first nine months of 2023, PTC sold approximately 12.2 billion gallons of diesel fuel, gasoline and other fuel-related products compared to 13.6 billion gallons in 2022. Cost of sales in 2022 included significantly higher LIFO inventory charges than in 2023, attributable to the significant increases in fuel prices during the first half of 2022. Interest expense increased $51 million in the third quarter and $166 million in the first nine months of 2023 compared to 2022 due to higher interest rates.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2023	2022	2023	2022	Third Quarter	First Nine Months
Revenues
Manufacturing	$19,174	$19,000	$56,565	$57,193	0.9%	(1.1)%
Service and retailing	23,423	23,136	69,437	67,645	1.2	2.6
	$42,597	$42,136	$126,002	$124,838
Pre-tax earnings
Manufacturing	$3,077	$2,883	$8,791	$8,735	6.7%	0.6%
Service and retailing	1,302	1,314	4,027	3,806	(0.9)	5.8
	4,379	4,197	12,818	12,541
Income taxes and noncontrolling interests	1,038	950	3,106	3,020
Net earnings*	$3,341	$3,247	$9,712	$9,521
Effective income tax rate	22.9%	22.1%	23.5%	23.6%
Pre-tax earnings as a percentage of revenues	10.3%	10.0%	10.2%	10.0%

——————

* Excludes certain acquisition accounting expenses, primarily related to the amortization of identifiable intangible assets recorded in connection with our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $173 million in the third quarter and $525 million in the first nine months of 2023 and $161 million in the third quarter and $484 million in the first nine months of 2022. These expenses are included in “Other” in the summary of earnings on page 30 and in the “Other” earnings section on page 47.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Revenues
Industrial products	$8,667	$7,723	$26,406	$22,912
Building products	6,739	7,589	19,442	22,011
Consumer products	3,768	3,688	10,717	12,270
	$19,174	$19,000	$56,565	$57,193
Pre-tax earnings
Industrial products	$1,427	$1,375	$4,388	$3,861
Building products	1,167	1,236	3,289	3,687
Consumer products	483	272	1,114	1,187
	$3,077	$2,883	$8,791	$8,735
Pre-tax earnings as a percentage of revenues
Industrial products	16.5%	17.8%	16.6%	16.9%
Building products	17.3	16.3	16.9	16.8
Consumer products	12.8	7.4	10.4	9.7

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)) and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into eleven groups, and includes leasing for the rail, intermodal tank container and mobile crane industries. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International) and a variety of industrial products for diverse markets (Scott Fetzer and LiquidPower Specialty Products). The industrial products group also includes certain non-insurance businesses acquired in connection with the Alleghany acquisition including W&W|AFCO Steel, a structural steel fabrication products business, and certain other businesses that were combined into Marmon.

Revenues of the industrial products group increased $944 million (12.2%) in the third quarter and $3.5 billion (15.2%) in the first nine months of 2023 compared to 2022. Pre-tax earnings increased $52 million (3.8%) in the third quarter and $527 million (13.6%) in the first nine months of 2023. Pre-tax earnings as a percentage of revenues for the group were 16.6% for the first nine months of 2023, a decrease of 0.3 percentage points compared to the first nine months of 2022. Operating results of the group in the first nine months of 2023 reflected the impact of business acquisitions and overall improved operating results at certain of our pre-existing businesses.

PCC’s revenues were $2.3 billion in the third quarter and $6.9 billion in the first nine months of 2023, increases of 21.4% in the third quarter and 26.0% in the first nine months compared to 2022. PCC derives significant revenues and earnings from sales of aerospace products. The revenue increases in 2023 were primarily attributable to higher demand for aerospace products, while power/energy and general and industrial products also contributed to the overall revenue increases. Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products.

PCC’s pre-tax earnings increased 43.1% in the third quarter and 32.5% in the first nine months of 2023 compared to 2022. The improved results in 2023 reflect the increases in sales and improving manufacturing and operating efficiencies. We continue to strive to improve manufacturing efficiencies, maintain safety and prepare for increasing demand for PCC’s products. Continued growth in PCC’s revenues and earnings will be predicated on the ability to successfully increase production levels to match the expected growth in aerospace product demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Industrial products (Continued)

Lubrizol’s revenues were $1.6 billion in the third quarter and $4.9 billion in the first nine months of 2023, decreases of 10.0% in the third quarter and 3.6% in the first nine months compared to 2022. The revenue declines were primarily due to lower volumes of approximately 10% in both periods. Revenues in the first nine months of 2023 also reflected unfavorable foreign currency translation effects in the first six months partially offset by higher average selling prices. Lower sales volumes in 2023 were attributable to general market weakness, resulting in lower demand in most product lines. Sales volumes through the first nine months of 2022 were restricted by raw material supply constraints, which limited Lubrizol’s production capabilities.

Lubrizol’s pre-tax earnings declined 41.2% in the third quarter and 19.8% in the first nine months of 2023 compared to 2022. Earnings in 2022 included insurance recoveries of $142 million in the third quarter and $242 million in the first nine months in connection with fires at certain production facilities in 2021 and 2020. Fire insurance recoveries in the first nine months of 2023 were $11 million. Excluding insurance recoveries, earnings in the third quarter of 2023 were higher due to lower raw material costs partially offset by the impact of lower sales volumes, while the first nine months of 2023 were higher due to the favorable impacts of higher selling prices, changes in product mix and lower raw material costs, partially offset by the impact of lower sales volumes, higher operating expenses and unfavorable foreign currency translation effects.

Marmon’s revenues were $3.0 billion in the third quarter and $9.2 billion in the first nine months of 2023, increases of 10.4% in the third quarter and 13.0% in the first nine months compared to 2022. Business acquisitions, including AP Emissions Technologies and three former Alleghany businesses: Kentucky Trailer, Wilbert Funeral Services, Inc. and Wilbert Plastics Services, accounted for $291 million and $886 million of comparative revenue increases in the third quarter and first nine months of 2023, respectively. In addition, the Rail & Leasing, Water Technologies, Medical, Metal Services and Crane Services groups generated higher revenues in 2023, primarily due to higher volumes and pricing improvements. The Electrical, Transportation Products, Metal Services and Plumbing & Refrigeration group’s revenues in the first nine months of 2023 were negatively impacted by lower steel and copper prices.

Marmon’s pre-tax earnings were essentially unchanged in the third quarter and increased 13.9% in the first nine months of 2023 compared to 2022. Earnings increases attributable to business acquisitions were $31 million in the third quarter and $72 million in the first nine months of 2023. Earnings in the first nine months of 2022 included losses of approximately $90 million in the Rail & Leasing group related to the shutdown of its business in Russia. Otherwise, comparative earnings from Marmon’s other business groups in the first nine months of 2023 were mixed, reflecting earnings increases in the Rail & Leasing, Transportation Products, Water Technologies and Crane Services groups, primarily attributable to revenue growth, and lower earnings in the Electrical group, driven by lower margins in the building wire business.

IMC’s revenues were $1.0 billion in the third quarter and $3.0 billion in the first nine months of 2023, increases of 8.2% in the third quarter and 7.9% in the first nine months compared to 2022. The revenue increases in 2023 reflected increased organic sales in North America, the impact of business acquisitions and higher interest income due to higher rates, partially offset by lower revenues in Asia, unfavorable foreign currency translation from a stronger U.S. Dollar and the impact of geopolitical conflicts. IMC’s pre-tax earnings were relatively flat in the third quarter and increased 6.4% in the first nine months of 2023 compared to 2022. In the first nine months of 2023, the impact of revenue increases was partially offset by higher raw material costs, changes in sales mix and the adverse effects of geopolitical conflicts. A large portion of IMC’s products are manufactured in Israel. To date, IMC’s operations in Israel have not been significantly impacted by the terrorist attack on Israel on October 7, 2023 and the ongoing conflict.

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

Revenues of the building products group declined $850 million (11.2%) in the third quarter and $2.6 billion (11.7%) in the first nine months of 2023 compared to 2022. Pre-tax earnings declined $69 million (5.6%) in the third quarter and $398 million (10.8%) in the first nine months of 2023 compared to 2022. Our building products businesses benefited in recent years from the low interest rate environment and strong residential and commercial construction markets. The effects of significant increases in home mortgage interest rates in the U.S. over the past year has slowed demand for our home building businesses and our other building products businesses. Such effects have been partially mitigated by new construction activity, resulting from low supplies of pre-existing homes for sale. We continue to anticipate certain of our businesses will experience weakening demand and declines in revenues and earnings into 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Building products (Continued)

Clayton Homes’ revenues declined 8.8% to $3.0 billion in the third quarter and 12.0% to $8.4 billion in the first nine months of 2023 compared to 2022. Revenues from home sales decreased $1.3 billion (17.1%) in the first nine months of 2023, primarily due to lower unit sales and changes in product mix. New home unit sales declined 17.5% in the first nine months of 2023, reflecting lower overall unit sales for factory-built and site-built homes. Financial services revenues, which include mortgage origination and services, insurance and interest income from lending activities, increased 11.3% in the first nine months of 2023 compared to 2022, primarily due to increased interest income on higher average loan balances. Loan balances, net of allowances for credit losses, were approximately $23.1 billion as of September 30, 2023, an increase of 13.2% since September 30, 2022.

Pre-tax earnings of Clayton Homes declined $89 million (14.0%) in the third quarter and $239 million (13.7%) in the first nine months of 2023 compared to 2022, primarily attributable to lower earnings from the home building businesses, partially offset by increased earnings from financial services. The increases in financial services earnings were primarily attributable to increased net interest income, partially offset by increased expected loan loss provisions and higher insurance claims.

Aggregate revenues of our other building products businesses were approximately $3.8 billion in the third quarter and $11.1 billion in the first nine months of 2023, decreases of $563 million (13.1%) in the third quarter and $1.4 billion (11.4%) in the first nine months versus 2022. The comparative revenue declines reflected overall lower sales volumes and changes in product mix, partly offset by higher average selling prices.

Pre-tax earnings of our other building products businesses increased $19 million (3.2%) in the third quarter and declined $160 million (8.2%) in the first nine months of 2023 compared to 2022. Earnings as a percentage of revenues in the first nine months of 2023 increased 0.5 percentage points versus 2022. The earnings of our other building products businesses in 2023 benefited from lower average prices for certain raw materials and energy and reduced freight, shipping and utilities expenses and were negatively impacted by lower sales volumes and reduced manufacturing efficiencies. Earnings in 2022 benefited from higher selling prices and strong demand in certain product categories and an increase in the gains from a business divestiture and asset sales of $58 million in the third quarter and $169 million in the first nine months.

Consumer products

The consumer products group includes recreational vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports) and high-performance batteries (Duracell). This group also includes custom picture framing products (Larson-Juhl), jewelry products (Richline), Jazwares, LLC (Jazwares), a global toy company acquired in connection with the Alleghany acquisition. Jazwares revenues and earnings tend to be seasonally higher in the second half of the year.

Consumer products group revenues decreased $80 million (2.2%) in the third quarter and $1.6 billion (12.7%) in the first nine months of 2023 compared to 2022. The declines reflected lower revenues at Forest River and nearly all of our apparel and footwear operations, partially offset by the impact of the Jazwares acquisition, which contributed revenues of $847 million in the first nine months of 2023.

Forest River’s revenues declined 17.1% in the third quarter and 31.5% in the first nine months of 2023 compared to 2022, reflecting an overall 34.5% decline in unit sales in the first nine months and changes in sales mix. Forest River experienced strong recreational vehicle unit sales in recent years and through the first half of 2022. Since then, sales volumes have declined significantly, attributable in part to the impact of rising interest rates, inflation and other macroeconomic conditions. The sales volume declines for recreational vehicles in 2023 were partially offset by increased sales by the bus and commercial business.

Revenues of our apparel and footwear businesses declined $148 million (11.2%) in the third quarter and $370 million (9.9%) in the first nine months of 2023 compared to 2022, primarily due to reduced apparel sales. Apparel business revenues declined 15.1% for the first nine months of 2023 attributable to lower volumes from declining customer demand, partially offset by higher average selling prices and sales mix changes. Duracell’s revenues increased 7.9% in the third quarter and declined 2.4% in the first nine months of 2023 versus 2022.

Pre-tax earnings of our consumer products group increased $211 million (77.6%) in the third quarter and declined $73 million (6.1%) in the first nine months of 2023 versus 2022. Pre-tax earnings in 2023 reflected increases due to the Jazwares acquisition and improved earnings of the apparel and footwear businesses and lower earnings from Forest River. Pre-tax earnings as a percentage of revenues for the group increased 0.7 percentage points in the first nine months of 2023 compared to 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Consumer products (Continued)

Earnings from Forest River declined 34.8% in the first nine months of 2023 compared to 2022, primarily due to the decrease in unit sales and product mix changes, partially offset by lower selling, general and administrative expenses. Apparel and footwear earnings increased 27.3% in the first nine months of 2023 compared to earnings in 2022, which were negatively impacted by a combination of low sales volumes and rising raw materials, freight, labor and other operating costs. Our apparel businesses continued to be negatively affected by lower sales volumes and reduced manufacturing efficiencies in 2023, which were partially offset by increased selling prices and reduced markdowns.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Revenues
Service	$5,100	$4,771	$15,600	$14,031
Retailing	4,846	4,796	14,418	14,268
McLane	13,477	13,569	39,419	39,346
	$23,423	$23,136	$69,437	$67,645
Pre-tax earnings
Service	$772	$806	$2,433	$2,286
Retailing	414	396	1,236	1,250
McLane	116	112	358	270
	$1,302	$1,314	$4,027	$3,806
Pre-tax earnings as a percentage of revenues
Service	15.1%	16.9%	15.6%	16.3%
Retailing	8.5	8.3	8.6	8.8
McLane	0.9	0.8	0.9	0.7

Service

Our service group consists of several businesses. The largest of these businesses are NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training services and products to operators of aircraft, and TTI, a distributor of electronics components. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire) and operate a television station in Miami, Florida (WPLG). This group also includes IPS-Integrated Project Services, LLC (IPS), a provider of various services in facilities construction management that was acquired in connection with the Alleghany acquisition.

Service group revenues increased $329 million (6.9%) in the third quarter and $1.6 billion (11.2%) in the first nine months of 2023 compared to 2022. IPS contributed revenues of $343 million in the third quarter and $947 million in the first nine months of 2023. Revenues from aviation services increased 8.3% in the third quarter and 11.5% in the first nine months of 2023 compared to 2022. The revenue increases were primarily due to increases in the number of aircraft in shared aircraft ownership programs and a year-to-date increase in flight hours across NetJets’ various programs, as well as higher average rates.

Revenues from TTI declined 7.2% in the third quarter and 0.8% in the first nine months of 2023 compared to 2022. Excluding the effects of business acquisitions in 2022 and 2023 and the unfavorable foreign currency translation effects, third quarter and year-to-date sales declined 10.7% and 3.0%, respectively, in 2023 versus 2022. TTI experienced significant revenue growth in 2021 and much of 2022. Since the third quarter of 2022, new orders have slowed in several regions and markets, particularly in the Asia Pacific region, in part attributable to elevated customer inventory levels and increasing price competition. We currently expect these conditions will persist over the remainder of 2023 and into 2024.

Pre-tax earnings of the service group declined $34 million (4.2%) in the third quarter and increased $147 million (6.4%) in the first nine months of 2023 compared to 2022. Pre-tax earnings as a percentage of revenues declined 0.7 percentage points in the first nine months of 2023 compared to 2022. The changes in comparative earnings in 2023 reflected increases from aviation services businesses, primarily attributable to higher overall margin rates due to a 15.4% year-to-date increase in average aircraft in the NetJets programs, the impact of the IPS acquisition and lower earnings from TTI. Year-to-date earnings from TTI declined 10.3%, attributable to reduced sales and gross margin rates, and higher operating expenses, partly offset by the impact of lower foreign currency exchange losses in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing (Continued)

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), representing 68% of our combined retailing revenues in the first nine months of 2023. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers vehicle service contracts and operates two insurance businesses. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 18% of the combined retailing revenues in the first nine months of 2023.

Other retailing businesses include three jewelry retailers (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high-quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany.

Retailing group revenues increased 1.0% in the third quarter and 1.1% in the first nine months of 2023 compared to 2022, reflecting increases at BHA, partially offset by lower revenues from our other retailers. BHA’s revenues in the third quarter and first nine months of 2023 increased 3.9% and 4.3%, respectively, compared to 2022. Revenues from new vehicle sales increased 13.7% in the first nine months of 2023 compared to 2022, while revenues from pre-owned vehicle retail sales declined 9.3%. Unit sales in the first nine months of 2023 increased 2.6%, reflecting an 11.5% increase in new vehicle sales and a 4.6% decrease in pre-owned vehicles sold. Although new vehicle inventory levels remain well below historical levels, vehicle supply continues to gradually rise. Revenues from BHA’s parts/service/repair operations in the first nine months of 2023 increased 8.2% versus 2022. Other retailing revenues in the aggregate declined 5.2% in the first nine months of 2023 versus 2022, due to an 8.7% decline in revenues at our home furnishings businesses, primarily attributable to lower customer traffic.

Retailing group pre-tax earnings increased $18 million (4.5%) in the third quarter and decreased $14 million (1.1%) in the first nine months of 2023 compared to 2022. BHA’s pre-tax earnings increased 14.2% in the third quarter and 18.6% in the first nine months of 2023 compared to 2022. BHA’s earnings increases reflected higher earnings from parts/service/repair and finance/service contract operations and lower operating expenses, partially offset by lower vehicle gross profit margin rates and higher floor plan interest expense. BHA’s comparative vehicle gross profit margin rates, before the effects of LIFO, peaked in the first half of 2022 and have since been reverting to historical levels. Aggregate pre-tax earnings for the remainder of our retailing group declined $146 million (26.9%) in the first nine months of 2023 compared to 2022, primarily due to a 31.1% decrease in home furnishings businesses earnings and the impact of a gain in 2022 from the divestiture of certain jewelry stores.

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

Revenues declined 0.7% in the third quarter and increased 0.2% in the first nine months of 2023 compared to 2022. Revenues in 2023 of the grocery and the foodservice businesses were negatively affected by lower unit volumes. Grocery sales comprised 62% of McLane’s consolidated sales in the first nine months of 2023, with foodservice representing most of the remainder. Pre-tax earnings increased $4 million (3.6%) in the third quarter and $88 million (32.6%) in the first nine months of 2023 compared to 2022. The year-to-date increases in earnings reflected a slight increase in the overall gross sales margin rate and lower fuel expenses, partly offset by higher personnel expenses.

Non-Controlled Businesses

After-tax earnings of our non-controlled businesses include our proportionate share of earnings attributable to our investments in Kraft Heinz, Occidental Petroleum, PTC (through January 31, 2023) and Berkadia. After-tax earnings attributable to these businesses decreased $120 million in the third quarter and increased $519 million in the first nine months of 2023 versus 2022. We adopted the equity method of accounting for our investment in Occidental Petroleum common stock on August 4, 2022. As of January 31, 2023, we discontinued using the equity method for our pre-existing 38.6% interest in PTC upon acquiring a controlling interest in PTC. We began consolidating PTC’s financial statements in our Consolidated Financial Statements on February 1, 2023. See Notes 3 and 6 to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and Derivative Contract Gains (Losses)

A summary of investment and derivative contract gains (losses) follows (dollars in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Investment gains (losses)	$(29,778)	$(13,500)	$38,041	$(82,089)
Derivative contract gains (losses)	—	35	—	(273)
Gains (losses) before income taxes and noncontrolling interests	(29,778)	(13,465)	38,041	(82,362)
Income taxes and noncontrolling interests	(6,250)	(3,016)	8,261	(17,295)
Net earnings (loss)	$(23,528)	$(10,449)	$29,780	$(65,067)
Effective income tax rate	20.9%	20.9%	21.6%	20.8%

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

Pre-tax investment gains and losses included net unrealized losses of $30.4 billion in the third quarter and net unrealized gains of $33.3 billion in the first nine months of 2023. Net unrealized losses were $12.9 billion in the third quarter and $80.5 billion in the first nine months of 2022. Such amounts related to securities we held at the end of the applicable period. Taxable gains and losses on equity securities sold generally represent the difference between sales proceeds and the original cost of the securities sold. Sales of equity securities produced taxable gains of $759 million in the third quarter and $5.4 billion in the first nine months of 2023 compared to taxable gains of $3 million in the third quarter and losses of $660 million in the first nine months of 2022. Pre-tax investment gains in the first nine months of 2023 included a non-cash gain of approximately $3.0 billion related to the remeasurement of our pre-existing interest in PTC to fair value through the application of acquisition accounting upon attaining control of PTC for financial reporting purposes.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings/losses follows (in millions).

	Third Quarter		First Nine Months
	2023	2022	2023	2022
Acquisition accounting expenses	$(194)	$(161)	$(596)	$(484)
Corporate interest expense, before foreign currency effects	(53)	(66)	(171)	(203)
Foreign currency exchange rate gains on Berkshire and BHFC non-U.S. Dollar senior notes	447	858	895	2,441
Other earnings	200	48	501	207
	$400	$679	$629	$1,961

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Our Consolidated shareholders’ equity at September 30, 2023 was $525.3 billion, a decrease of $14.6 billion during the third quarter and an increase of $51.9 billion during the first nine months of 2023. Net earnings attributable to Berkshire shareholders included after-tax losses of $23.5 billion in the third quarter of 2023 on our investments compared to after-tax gains of $29.8 billion in the first nine months. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board. The program does not specify a maximum number of shares to be repurchased and does not require any specified repurchase amount. The program is expected to continue indefinitely. We will not repurchase our stock if it reduces the total amount of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $7.0 billion in the first nine months of 2023 to repurchase shares of its Class A and B common stock.

At September 30, 2023, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $152.0 billion, which included $127.6 billion invested in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investments in Kraft Heinz and Occidental common stock) were $341.1 billion. During the first nine months of 2023, we paid cash of $9.1 billion to acquire equity securities and we received proceeds of $32.8 billion from sales of equity securities. On January 31, 2023, we acquired an additional 41.4% interest in PTC for approximately $8.2 billion.

Our consolidated borrowings at September 30, 2023 were $124.8 billion, of which over 95% were by the Berkshire parent company, BHFC, BNSF, BHE and its subsidiaries and PTC. During the first nine months of 2023, we issued term debt of approximately $6.3 billion and repaid $9.6 billion on maturing term debt.

Berkshire parent company outstanding debt at September 30, 2023 was $17.2 billion, a decrease of $4.2 billion since December 31, 2022. Berkshire repaid $4.3 billion of maturing debt in the first six months of 2023. In April 2023, Berkshire issued ¥164.4 billion (approximately $1.2 billion) of senior notes.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $17.9 billion at September 30, 2023, substantially unchanged from December 31, 2022. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of September 30, 2023, substantially unchanged from December 31, 2022. In June 2023, BNSF issued $1.6 billion of 5.2% debentures due in 2054. During the first nine months of 2023, BNSF repaid approximately $1.5 billion of term debt. Outstanding borrowings of BHE and its subsidiaries were $54.3 billion at September 30, 2023, an increase of $1.6 billion from December 31, 2022. In the first nine months of 2023, BHE and its subsidiaries issued $3.5 billion of term debt with a weighted average interest rate of 5.7% and maturity dates ranging from 2034 to 2054 and repaid approximately $2.3 billion of term debt. Aggregate debt maturities for BHE and BNSF over the next twelve months are approximately $3.5 billion. Borrowings of PTC were $5.9 billion as of the January 31, 2023 acquisition date and were $6.0 billion at September 30, 2023. Berkshire does not guarantee the repayment of debt or other borrowings issued by BNSF, BHE, PTC or any of their subsidiaries or affiliates.

In the first nine months of 2023, our diverse group of businesses generated net operating cash flows of $34.8 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $13.7 billion in the first nine months of 2023, which included capital expenditures by BNSF and BHE of $9.4 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. We forecast capital expenditures for BHE and BNSF in the fourth quarter of 2023 of approximately $4.2 billion. On September 1, 2023, a BHE subsidiary acquired an additional 50% limited partnership interest in its Cove Point LNG, LP subsidiary for $3.3 billion.

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 Act”) was signed into law. The 2022 Act contains numerous provisions, including a 15% corporate alternative minimum income tax (“CAMT”) on “adjusted financial statement income”, expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 Act are effective for tax years beginning after December 31, 2022. The extent to which the Company incurs CAMT will depend on the facts and circumstances of the given tax year. We do not expect to incur a CAMT liability in 2023. The Internal Revenue Service and the U.S. Department of Treasury may release additional guidance in the future. We will continue to evaluate the impact of the 2022 Act as more guidance becomes available.

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

We are also obligated to pay claims arising from property and casualty insurance companies. Such liabilities, including amounts from retroactive reinsurance, were $143.7 billion at September 30, 2023. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities currently recorded in our Consolidated Balance Sheet. We anticipate that these payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. As of September 30, 2023, the largest categories of our long-term contractual obligations primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF, aircraft purchase commitments of NetJets and certain raw materials purchase commitments.

Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2023 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our Consolidated Balance Sheet as of September 30, 2023 includes estimated liabilities of $143.7 billion for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2023 included goodwill of acquired businesses of approximately $85.7 billion and indefinite lived intangible assets of $20.5 billion. We evaluate these assets for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2022. In connection with the annual goodwill impairment review in the fourth quarter of 2022, the estimated fair values of six reporting units did not exceed our carrying values by at least 20%. The most significant of these reporting units was Precision Castparts Corp. (“PCC”). Our estimated fair value of PCC was approximately $31.5 billion, exceeding our carrying value of approximately $30.3 billion by 4.0%. Our carrying value of PCC included goodwill of approximately $7.5 billion. For the five other reporting units, our aggregate estimated fair value was approximately $4.5 billion, which exceeded our aggregate carrying value of approximately $4.1 billion by 9.9%. Our carrying value of these units included goodwill of approximately $1.4 billion.

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

As of September 30, 2023, we concluded it is more likely than not that goodwill recorded in our Consolidated Balance Sheet was not impaired. The long-term adverse consequences of the COVID-19 pandemic, geopolitical conflicts and general changes in business conditions, as well as other unanticipated events, on certain of our reporting units may prove to be worse than we currently anticipate, and we may need to record goodwill or indefinite-lived intangible asset impairment charges in future periods. Making estimates of the fair value of reporting units are inherently subjective and will likely continue to be significantly affected by assumptions on the severity, duration or long-term effects of adverse events on a reporting unit’s business, which we cannot reliably predict. Consequently, any fair value estimates can be subject to wide variations.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities; losses realized from derivative contracts; the occurrence of one or more catastrophic events, such as an earthquake, hurricane, an act of terrorism or cyber-attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations; the frequency and severity of epidemics, pandemics or other outbreaks, that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates; changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries; changes in federal income tax laws; geopolitical conflicts or events and changes in general economic and market factors that negatively affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2022 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2023, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Reference is made to Note 23 to the accompanying Consolidated Financial Statements for information concerning certain litigation involving Berkshire subsidiaries. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that any liability that may arise as a result of such other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, and Charlie Munger, Vice Chairman of the Board, believe that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the third quarter of 2023 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
July
Class A common stock	177	$521,430.04	177	*
Class B common stock	—	$—	—	*

August
Class A common stock	607	$541,740.69	607	*
Class B common stock	—	$—	—	*

September
Class A common stock	1,115	$550,813.96	1,115	*
Class B common stock	143,675	$357.22	143,675	*

——————

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

Item 5. Other Information

Berkshire has never adopted a Rule 10b5-1 trading arrangement (as that term is defined in Item 408(a)(1)(i) of Regulation S-K). None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 4, 2023	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer