Form 10-Q
period 2024-03-31
BERKSHIRE HATHAWAY INC
filed 2024-05-06
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Class A Common Stock

Class B Common Stock

0.000% Senior Notes due 2025

1.125% Senior Notes due 2027

2.150% Senior Notes due 2028

1.500% Senior Notes due 2030

2.000% Senior Notes due 2034

1.625% Senior Notes due 2035

2.375% Senior Notes due 2039

0.500% Senior Notes due 2041

2.625% Senior Notes due 2059

BRK.A BRK.B BRK25 BRK27 BRK28 BRK30 BRK34 BRK35 BRK39 BRK41 BRK59

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of April 19, 2024:

Class A —	562,539
Class B —	1,311,384,883

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$28,891	$33,672
Short-term investments in U.S. Treasury Bills	153,444	129,619
Investments in fixed maturity securities	17,167	23,758
Investments in equity securities	335,864	353,842
Equity method investments	29,585	29,066
Loans and finance receivables	25,435	24,681
Other receivables	46,772	44,174
Inventories	23,670	24,159
Property, plant and equipment	22,058	22,030
Equipment held for lease	17,154	16,947
Goodwill	50,813	50,868
Other intangible assets	29,045	29,327
Deferred charges - retroactive reinsurance	9,318	9,495
Other	20,398	19,568
	809,614	811,206
Railroad, Utilities and Energy:
Cash and cash equivalents*	6,658	4,350
Receivables	6,063	7,086
Property, plant and equipment	178,288	177,616
Goodwill	33,736	33,758
Regulatory assets	5,570	5,565
Other	30,106	30,397
	260,421	258,772
	$1,070,035	$1,069,978

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $4.0 billion at March 31, 2024 and $4.8 billion at December 31, 2023.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$111,482	$111,082
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	34,245	34,647
Unearned premiums	31,975	30,507
Life, annuity and health insurance benefits	17,987	20,213
Other policyholder liabilities	10,662	11,545
Accounts payable, accruals and other liabilities	31,583	32,402
Aircraft repurchase liabilities and unearned lease revenues	8,375	8,253
Notes payable and other borrowings	40,723	42,692
	287,032	291,341
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	20,649	22,461
Regulatory liabilities	6,887	6,818
Notes payable and other borrowings	82,031	85,579
	109,567	114,858
Income taxes, principally deferred	95,651	93,009
Total liabilities	492,250	499,208
Redeemable noncontrolling interests	—	3,261
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	34,982	34,480
Accumulated other comprehensive income	(4,050)	(3,763)
Retained earnings	619,925	607,350
Treasury stock, at cost	(79,375)	(76,802)
Berkshire Hathaway shareholders’ equity	571,490	561,273
Noncontrolling interests	6,295	6,236
Total shareholders’ equity	577,785	567,509
	$1,070,035	$1,069,978

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	First Quarter
	2024	2023
Revenues:
Insurance and Other:
Insurance premiums earned	$21,474	$19,796
Sales and service revenues	37,472	38,388
Leasing revenues	2,222	2,044
Interest, dividend and other investment income	4,305	3,229
	65,473	63,457
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,637	6,001
Utility and energy operating revenues	17,690	14,917
Service revenues and other income	1,069	1,018
	24,396	21,936
Total revenues	89,869	85,393

Investment gains (losses)	1,876	34,758

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,448	14,221
Life, annuity and health benefits	945	785
Insurance underwriting expenses	3,753	3,587
Cost of sales and services	29,395	30,319
Cost of leasing	1,691	1,477
Selling, general and administrative expenses	4,773	5,602
Interest expense	316	328
	54,321	56,319
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,938	4,161
Utilities and energy cost of sales and other expenses	16,268	13,846
Other expenses	1,005	871
Interest expense	1,000	890
	22,211	19,768
Total costs and expenses	76,532	76,087
Earnings before income taxes and equity method earnings	15,213	44,064
Equity method earnings	493	688
Earnings before income taxes	15,706	44,752
Income tax expense	2,874	8,995
Net earnings	12,832	35,757
Earnings attributable to noncontrolling interests	130	253
Net earnings attributable to Berkshire Hathaway shareholders	$12,702	$35,504
Net earnings per average equivalent Class A share	$8,825	$24,377
Net earnings per average equivalent Class B share*	$5.88	$16.25
Average equivalent Class A shares outstanding	1,439,370	1,456,438
Average equivalent Class B shares outstanding	2,159,055,134	2,184,657,109

——————

* Net earnings per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 19.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	First Quarter
	2024	2023
Net earnings	$12,832	$35,757
Other comprehensive income:
Unrealized gains (losses) on investments	(35)	247
Applicable income taxes	6	(53)
Foreign currency translation	(539)	249
Applicable income taxes	—	6
Long-duration insurance contract discount rate changes	351	(367)
Applicable income taxes	(67)	76
Defined benefit pension plans	6	50
Applicable income taxes	(2)	(6)
Other, net	(30)	(120)
Other comprehensive income, net	(310)	82
Comprehensive income	12,522	35,839
Comprehensive income attributable to noncontrolling interests	107	259
Comprehensive income attributable to Berkshire Hathaway shareholders	$12,415	$35,580

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the first quarter of 2024
Balance at December 31, 2023	$34,488	$(3,763)	$607,350	$(76,802)	$6,236	$567,509
Net earnings	—	—	12,702	—	130	12,832
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	(287)	—	—	(23)	(310)
Acquisitions of common stock	—	—	—	(2,573)	—	(2,573)
Transactions with noncontrolling interests and other	502	—	—	—	(48)	454
Balance at March 31, 2024	$34,990	$(4,050)	$619,925	$(79,375)	$6,295	$577,785

For the first quarter of 2023
Balance at December 31, 2022	$35,175	$(5,052)	$511,127	$(67,826)	$8,257	$481,681
Net earnings	—	—	35,504	—	253	35,757
Other comprehensive income, net	—	76	—	—	6	82
Acquisitions of common stock	—	—	—	(4,439)	—	(4,439)
Transactions with noncontrolling interests and other	(11)	—	—	—	7	(4)
Balance at March 31, 2023	$35,164	$(4,976)	$546,631	$(72,265)	$8,523	$513,077

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Quarter
	2024	2023
Cash flows from operating activities:
Net earnings	$12,832	$35,757
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment (gains) losses	(1,876)	(34,758)
Depreciation and amortization	3,168	3,051
Other	(2,863)	(1,293)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	117	22
Deferred charges - retroactive reinsurance	177	172
Unearned premiums	1,494	1,686
Receivables and originated loans	469	(922)
Inventories	516	(15)
Other assets	(415)	(987)
Other liabilities	(5,486)	(2,649)
Income taxes	2,433	8,629
Net cash flows from operating activities	10,566	8,693
Cash flows from investing activities:
Purchases of equity securities	(2,691)	(2,873)
Sales of equity securities	19,972	13,283
Purchases of U.S. Treasury Bills and fixed maturity securities	(103,167)	(45,515)
Sales of U.S. Treasury Bills and fixed maturity securities	7,452	12,982
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	80,114	25,364
Acquisitions of businesses, net of cash acquired	(327)	(7,629)
Purchases of property, plant and equipment and equipment held for lease	(4,393)	(3,713)
Other	(163)	182
Net cash flows from investing activities	(3,203)	(7,919)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	—	—
Repayments of borrowings of insurance and other businesses	(1,142)	(4,946)
Proceeds from borrowings of railroad, utilities and energy businesses	5,084	—
Repayments of borrowings of railroad, utilities and energy businesses	(5,906)	(1,244)
Changes in short-term borrowings, net	(2,612)	1,098
Acquisitions of treasury stock	(2,562)	(4,450)
Other, principally transactions with noncontrolling interests	(2,664)	(380)
Net cash flows from financing activities	(9,802)	(9,922)
Effects of foreign currency exchange rate changes	(44)	47
Increase (decrease) in cash and cash equivalents and restricted cash	(2,483)	(9,101)
Cash and cash equivalents and restricted cash at the beginning of the year*	38,643	36,399
Cash and cash equivalents and restricted cash at the end of the first quarter*	$36,160	$27,298
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$33,672	$32,260
Railroad, Utilities and Energy	4,350	3,551
Restricted cash included in other assets	621	588
	$38,643	$36,399
End of the first quarter—
Insurance and Other	$28,891	$23,805
Railroad, Utilities and Energy	6,658	2,942
Restricted cash included in other assets	611	551
	$36,160	$27,298

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimations of certain losses assumed under insurance and reinsurance contracts. These estimates may be subject to significant adjustments in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events.

Note 2. New accounting pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-02, “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). ASU 2023-02 permits reporting entities to elect to account for tax equity investments from which the income tax credits are received using the proportional amortization method at the program level if certain conditions are met. We elected to apply the proportional accounting method to eligible affordable housing tax credit investments using the modified retrospective method. We recorded a charge to retained earnings of $127 million, representing the cumulative effect of applying the proportional method to these investments as of January 1, 2024.

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required only on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for our 2024 annual Consolidated Financial Statements and interim periods beginning in 2025.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional income tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

On March 6, 2024, the U.S. Securities Exchange Commission (“SEC”) issued Release No. 33-11275 and No. 34-99678 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (“Climate Disclosure Rules”). Among its provisions, the Climate Disclosure Rules will require certain disclosures related to severe weather events and other natural conditions, and other disclosures about climate-related risks that materially impacted or are reasonably likely to materially impact the business strategy, results of operations or financial condition of the registrant. The Climate Disclosure Rules are currently effective for large-accelerated SEC filers in annual reports for years beginning on or after January 1, 2025. However, on April 4, 2024, the SEC stayed implementation of the Climate Disclosure Rules, pending the completion of judicial review.

We are evaluating the impacts ASUs 2023-07 and 2023-09 and the Climate Disclosure Rules will have on disclosures in our Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses that have consistent earning power, good returns on equity and able and honest management. Financial results attributable to business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates.

On January 31, 2023, we acquired an additional 41.4% interest in Pilot Travel Centers, LLC (“Pilot”) for approximately $8.2 billion. The acquisition increased our interest to 80%, representing a controlling interest in Pilot for financial reporting purposes as of that date. Accordingly, we began consolidating Pilot’s financial statements in our Consolidated Financial Statements on February 1, 2023. Prior to that date, we accounted for our 38.6% interest in Pilot under the equity method.

Pilot operates more than 650 travel center and 75 fuel-only locations across 44 U.S. states and five Canadian provinces, primarily under the names Pilot or Flying J, as well as large wholesale fuel and fuel marketing businesses in the U.S. Pilot also sells diesel fuel at other locations in the U.S. and Canada through various arrangements with third party travel centers and operates a water disposal business in the oil fields sector. Since Pilot’s most significant business activities involve purchasing and selling fuel (energy) on a wholesale and retail basis, and other energy-related businesses, we include Pilot within the railroad, utilities and energy sections of our Consolidated Balance Sheets and Consolidated Statements of Earnings.

In applying the acquisition method of accounting, we remeasured our previously held 38.6% investment in Pilot to fair value as of the acquisition date. We recognized a one-time, non-cash remeasurement gain of approximately $3.0 billion in the first quarter of 2023, representing the excess of the fair value of that interest over the carrying value under the equity method.

In January 2024, we acquired the remaining noncontrolling interests in Pilot for $2.6 billion, increasing our ownership of Pilot to 100%. The acquisition of a noncontrolling interest represents an equity transaction and we recorded an increase of $517 million to capital in excess of par for the excess of the carrying value of the noncontrolling interest acquired over the consideration paid, net of deferred income tax liabilities arising from the transaction.

A summary of the values of Pilot’s assets acquired, liabilities assumed and redeemable noncontrolling interests as of January 31, 2023 follows (in millions).

Assets acquired		Liabilities assumed and noncontrolling interests
Property, plant and equipment	$8,015	Notes payable	$5,876
Goodwill*	6,605	Other liabilities	4,918
Other intangible assets	6,853
Other assets	7,047	Liabilities assumed	10,794
		Noncontrolling interests, predominantly redeemable	3,361
Assets acquired	$28,520	Liabilities assumed and noncontrolling interests	$14,155
Net assets	$14,365

——————

* Goodwill from this acquisition is expected to be deductible for income tax purposes.

Note 4. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,517	$3	$(17)	$4,503
Foreign governments	11,020	39	(62)	10,997
Corporate bonds	1,210	224	(5)	1,429
Other	222	19	(3)	238
	$16,969	$285	$(87)	$17,167
December 31, 2023
U.S. Treasury, U.S. government corporations and agencies	$10,308	$14	$(53)	$10,269
Foreign governments	11,788	58	(41)	11,805
Corporate bonds	1,212	241	(4)	1,449
Other	217	21	(3)	235
	$23,525	$334	$(101)	$23,758

Notes to Consolidated Financial Statements

Note 4. Investments in fixed maturity securities

As of March 31, 2024, approximately 95% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at March 31, 2024 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$12,218	$3,869	$600	$135	$147	$16,969
Fair value	12,177	3,889	798	144	159	17,167

Note 5. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2024*
Banks, insurance and finance	$28,513	$64,299	$92,812
Consumer products	29,214	134,364	163,578
Commercial, industrial and other	46,026	33,448	79,474
	$103,753	$232,111	$335,864

——————

* Approximately 75% of the aggregate fair value was concentrated in five companies (American Express Company – $34.5 billion; Apple Inc. – $135.4 billion; Bank of America Corporation – $39.2 billion; The Coca-Cola Company – $24.5 billion and Chevron Corporation – $19.4 billion).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2023*
Banks, insurance and finance	$27,136	$51,176	$78,312
Consumer products	34,248	166,895	201,143
Commercial, industrial and other	48,032	26,355	74,387
	$109,416	$244,426	$353,842

——————

* Approximately 79% of the aggregate fair value was concentrated in five companies (American Express Company – $28.4 billion; Apple Inc. – $174.3 billion; Bank of America Corporation – $34.8 billion; The Coca-Cola Company – $23.6 billion and Chevron Corporation – $18.8 billion).

In 2019, we invested $10 billion in non-voting Cumulative Perpetual Preferred Stock of Occidental Petroleum Corporation (“Occidental”) and in Occidental common stock warrants. During 2022, we began acquiring common stock of Occidental. Our aggregate voting interest in Occidental common stock exceeded 20% on August 4, 2022, and we adopted the equity method as of that date. See Note 6. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value within Commercial, industrial and other in the tables above. Such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value, plus any accumulated and unpaid dividends. As of March 31, 2024, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion, which reflected mandatory redemptions by Occidental during 2023 of approximately $1.5 billion.

The Occidental common stock warrants allow us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

Notes to Consolidated Financial Statements

Note 5. Investments in equity securities

On March 31, 2024, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 21.1% of its outstanding common stock. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 6. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of March 31, 2024, we owned 26.8% of the outstanding Kraft Heinz common stock and 28.2% of the outstanding Occidental common stock, which excluded the potential effect of the exercise of the Occidental common stock warrants.

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

Kraft Heinz and Occidental common stocks are publicly traded. The fair values and our carrying values of these investments are included in the following table (in millions).

	Carrying Value		Fair Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Kraft Heinz	$13,274	$13,230	$12,009	$12,035
Occidental	15,873	15,410	16,119	14,552
Other	438	426
	$29,585	$29,066

As of March 31, 2024, the excess of our carrying value over the fair value of our investment in Kraft Heinz was 9.5% of the carrying value. We evaluated this investment for other-than-temporary impairment as of March 31, 2024, and based on the prevailing facts and circumstances, concluded the recognition of an impairment charge in earnings was not required.

We also own a 50% interest in Berkadia Commercial Mortgage LLC (“Berkadia”), which is accounted for under the equity method and is included in other in the preceding table. Jefferies Financial Group Inc. (“Jefferies”) owns the other 50% interest. Berkadia engages in mortgage banking, investment sales and servicing of commercial/multi-family real estate loans. Berkadia’s commercial paper borrowing capacity (currently limited to $1.5 billion) is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

As of March 31, 2024, the carrying values of our investments in Kraft Heinz and Berkadia approximated our share of shareowners’ equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its shareholders’ equity as of December 31, 2023 by approximately $9.7 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

Our earnings and distributions received from equity method investments are summarized in the following table (in millions). As previously described, on February 1, 2023, we ceased accounting for Pilot under the equity method. Equity method earnings attributable to Pilot were $105 million for the month ending January 31, 2023. The earnings we recorded in the first quarter of 2024 and 2023 for Occidental represented our share of its earnings for the fourth quarter of 2023 and 2022, respectively.

	Equity in Earnings		Distributions Received
	First Quarter		First Quarter
	2024	2023	2024	2023
Kraft Heinz	$215	$222	$130	$130
Occidental	263	370	41	25
Other	15	96	4	—
	$493	$688	$175	$155

Notes to Consolidated Financial Statements

Note 6. Equity method investments

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	March 30, 2024	December 30, 2023
Assets	$90,309	$90,339
Liabilities	40,621	40,617

	First Quarter
	2024	2023
Sales	$6,411	$6,489
Net earnings attributable to Kraft Heinz common shareholders	801	836

Summarized consolidated financial information of Occidental follows (in millions).

	December 31, 2023	September 30, 2023
Assets	$74,008	$71,287
Liabilities	43,659	42,515

	Quarter ending December 31, 2023	Quarter ending December 31, 2022
Total revenues and other income	$7,529	$8,326
Net earnings attributable to Occidental common shareholders	1,029	1,727

Note 7. Investment gains (losses)

Investment gains (losses) in the first quarter of 2024 and 2023 are summarized as follows (in millions).

	First Quarter
	2024	2023
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$3,982	$31,317
Investment gains (losses) on securities sold during the period	(2,104)	370
	1,878	31,687
Fixed maturity securities:
Gross realized gains	13	124
Gross realized losses	(12)	(52)
Other	(3)	2,999
	$1,876	$34,758

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. Our proceeds from sales of equity securities were approximately $20.0 billion in the first quarter of 2024 and $13.3 billion in 2023. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the acquisition date. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost. Our sales of equity securities produced taxable gains in the first quarter of $14.2 billion in 2024 and $2.2 billion in 2023. Other investment gains in the first quarter of 2023 included a non-cash gain of approximately $3.0 billion from the remeasurement of our pre-existing 38.6% interest in Pilot through the application of acquisition accounting under GAAP.

Notes to Consolidated Financial Statements

Note 8. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2024	December 31, 2023
Loans and finance receivables before allowances and discounts	$27,082	$26,289
Allowances for credit losses	(973)	(950)
Unamortized acquisition discounts and points	(674)	(658)
	$25,435	$24,681

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first quarter of 2024 and 2023 follow (in millions).

	First Quarter
	2024	2023
Balance at the beginning of the year	$950	$856
Provision for credit losses	39	37
Charge-offs, net of recoveries	(16)	(17)
Balance at March 31	$973	$876

As of March 31, 2024, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 97% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of March 31, 2024 follows (in millions).

	Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Performing	$1,971	$5,432	$3,892	$3,258	$2,523	$8,980	$26,056
Non-performing	2	10	13	16	12	60	113
	$1,973	$5,442	$3,905	$3,274	$2,535	$9,040	$26,169

We are also a lender under commercial loan agreements. These loans had an aggregate carrying value of approximately $810 million at March 31, 2024 and $850 million at December 31, 2023. These loans are generally secured by real estate properties or by other assets and are individually evaluated for expected credit losses.

Note 9. Other receivables

Other receivables are comprised of the following (in millions).

	March 31, 2024	December 31, 2023
Insurance and other:
Insurance premiums receivable	$19,695	$19,052
Reinsurance recoverables	5,421	7,060
Trade receivables	15,263	14,449
Other	7,048	4,269
Allowances for credit losses	(655)	(656)
	$46,772	$44,174
Railroad, utilities and energy:
Trade receivables	$5,378	$6,034
Other	851	1,228
Allowances for credit losses	(166)	(176)
	$6,063	$7,086

Aggregate provisions for credit losses in the first quarter with respect to receivables in the preceding table were $107 million in 2024 and $151 million in 2023. Charge-offs, net of recoveries, in the first quarter were $116 million in 2024 and $149 million in 2023.

Notes to Consolidated Financial Statements

Note 10. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	March 31, 2024	December 31, 2023
Raw materials	$5,831	$6,026
Work in process and other	3,327	3,345
Finished manufactured goods	5,062	4,969
Goods acquired for resale	9,450	9,819
	$23,670	$24,159

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $4.1 billion at March 31, 2024 and $4.2 billion as of December 31, 2023.

Note 11. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2024	December 31, 2023
Land, buildings and improvements	$15,157	$15,058
Machinery and equipment	28,247	28,010
Furniture, fixtures and other	5,573	5,566
	48,977	48,634
Accumulated depreciation	(26,919)	(26,604)
	$22,058	$22,030

A summary of property, plant and equipment of our railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2024	December 31, 2023
Railroad:
Land, track structure and other roadway	$72,194	$71,692
Locomotives, freight cars and other equipment	16,383	16,256
Construction in progress	1,652	1,715
	90,229	89,663
Accumulated depreciation	(19,963)	(19,464)
	70,266	70,199
Utilities and energy:
Utility generation, transmission and distribution systems	96,675	96,195
Interstate natural gas pipeline assets	19,357	19,226
Independent power plants and other	14,830	14,781
Land, buildings and improvements	4,602	4,540
Machinery, equipment and other	3,928	3,855
Construction in progress	10,193	9,551
	149,585	148,148
Accumulated depreciation	(41,563)	(40,731)
	108,022	107,417
	$178,288	$177,616

Depreciation expense for the first three months of 2024 and 2023 is summarized below (in millions).

	First Quarter
	2024	2023
Insurance and other	$614	$575
Railroad, utilities and energy	1,778	1,739
	$2,392	$2,314

Notes to Consolidated Financial Statements

Note 12. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2024	December 31, 2023
Railcars	$10,073	$10,031
Aircraft	12,939	12,537
Other	5,612	5,576
	28,624	28,144
Accumulated depreciation	(11,470)	(11,197)
	$17,154	$16,947

Depreciation expense for equipment held for lease in the first quarter was $341 million in 2024 and $308 million in 2023. Fixed and variable operating lease revenues for the first quarter of 2024 and 2023 are summarized below (in millions).

	First Quarter
	2024	2023
Fixed lease revenue	$1,552	$1,417
Variable lease revenue	670	627
	$2,222	$2,044

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first three months of 2024 and for the year ended December 31, 2023 follow (in millions).

	March 31, 2024	December 31, 2023
Balance at the beginning of the year	$84,626	$78,119
Business acquisitions	1	7,347
Other, including acquisition period remeasurements and foreign currency translation	(78)	(840)
Balance at the end of the period*	$84,549	$84,626

——————

* Net of accumulated goodwill impairments of $11.1 billion as of March 31, 2024 and December 31, 2023.

Other intangible assets are summarized below (in millions).

	March 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$28,287	$8,051	$20,236	$28,305	$7,901	$20,404
Trademarks and trade names	5,624	850	4,774	5,619	846	4,773
Patents and technology	5,279	4,196	1,083	5,238	4,109	1,129
Other	4,803	1,851	2,952	4,826	1,805	3,021
	$43,993	$14,948	$29,045	$43,988	$14,661	$29,327
Railroad, utilities and energy:
Customer relationships and contracts	$4,092	$855	$3,237	$4,092	$791	$3,301
Trademarks and trade names	3,592	126	3,466	3,592	98	3,494
Other	1,182	181	1,001	1,174	156	1,018
	$8,866	$1,162	$7,704	$8,858	$1,045	$7,813

Other intangible assets of the railroad, utilities and energy businesses are included in other assets. Intangible asset amortization expense in the first quarter was $435 million in 2024 and $429 million in 2023. Intangible assets with indefinite lives were $18.9 billion as of March 31, 2024 and December 31, 2023 and primarily related to certain customer relationships and trademarks and trade names.

Notes to Consolidated Financial Statements

Note 14. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 15), for each of the three-month periods ended March 31, 2024 and 2023 follow (in millions).

	2024	2023
Balance at the beginning of the year:
Gross liabilities	$111,082	$107,472
Reinsurance recoverable on unpaid losses	(4,893)	(5,025)
Net liabilities	106,189	102,447
Incurred losses and loss adjustment expenses:
Current accident year	13,854	14,776
Prior accident years	(634)	(740)
Total	13,220	14,036
Paid losses and loss adjustment expenses:
Current accident year	(3,663)	(3,841)
Prior accident years	(8,979)	(9,747)
Total	(12,642)	(13,588)
Foreign currency effect	(76)	93
Balance at March 31:
Net liabilities	106,691	102,988
Reinsurance recoverable on unpaid losses	4,791	4,969
Gross liabilities	$111,482	$107,957

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Incurred losses and loss adjustment expenses related to insured events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Incurred and paid losses and loss adjustment expenses are net of reinsurance recoveries.

We recorded net reductions of estimated ultimate liabilities for prior accident years of $634 million in the first quarter of 2024 and $740 million in 2023, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.6% in 2024 and 0.7% in 2023.

We reduced estimated ultimate liabilities for prior accident years of primary insurance businesses in the first quarter by $248 million in 2024 and $379 million in 2023, which primarily related to private passenger auto and medical professional liability claims. In the first quarter, estimated ultimate liabilities for prior accident years of property and casualty reinsurance businesses were reduced $386 million in 2024 and $361 million in 2023. The reduction in 2024 derived from both property and casualty claims.

Notes to Consolidated Financial Statements

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date, which may include significant levels of asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and thus, our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses for each of the three-month periods ended March 31, 2024 and 2023 follow (in millions).

	2024	2023
Balance at the beginning of the year	$34,647	$35,415
Incurred losses and loss adjustment expenses
Current contract year	51	—
Prior contract years	—	14
Total	51	14
Paid losses and loss adjustment expenses	(408)	(372)
Foreign currency effect	(45)	6
Balance at March 31	$34,245	$35,063

Incurred losses and loss adjustment expenses	$51	$14
Deferred charge amortization and adjustments	177	171
Incurred losses and loss adjustment expenses included in the Consolidated Statements of Earnings	$228	$185

In the preceding table, the classification of incurred losses and loss adjustment expenses is based on the inception dates of the contracts, which reflect when our exposure to losses began. Incurred losses and loss adjustment expenses in the Consolidated Statements of Earnings include changes in estimated liabilities and related deferred charge asset amortization and adjustments arising from the changes in estimated timing and amount of future loss payments. Unamortized deferred charges on retroactive reinsurance contracts were $9.3 billion at March 31, 2024 and $9.5 billion at December 31, 2023.

Note 16. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities as of March 31, 2024 and 2023, disaggregated for our two primary product categories, periodic payment annuities and life and health insurance, follows. Other liabilities include incurred-but-not reported claims and claims in the course of settlement. Amounts are in millions.

	March 31,
	2024	2023
Periodic payment annuity	$10,749	$11,174
Life and health	4,259	5,633
Other	2,979	3,130
	$17,987	$19,937

Notes to Consolidated Financial Statements

Note 16. Long-duration insurance contracts

Reconciliations of periodic payment annuity and life and health insurance benefits liabilities for the first quarter of 2024 and 2023 follow (in millions). The information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Periodic payment annuity		Life and health
	2024	2023	2024	2023
Expected future policy benefits:
Balance at the beginning of the year	$11,212	$10,640	$52,665	$52,008
Balance at the beginning of the year - original discount rates	11,681	11,549	65,871	63,584
Effect of cash flow assumption changes	—	—	(34)	(1)
Effect of actual versus expected experience	2	1	(12,870)	(519)
Change in benefits, net	(115)	(116)	(449)	(747)
Interest accrual	136	133	284	425
Foreign currency effect	2	19	(389)	47
Balance at March 31 - original discount rates	11,706	11,586	52,413	62,789
Effect of changes in discount rate assumptions	(957)	(412)	(11,627)	(12,169)
Balance at March 31	$10,749	$11,174	$40,786	$50,620

Expected future net premiums:
Balance at the beginning of the year			$46,916	$46,129
Balance at the beginning of the year - original discount rates			58,731	56,535
Effect of cash flow assumption changes			(25)	2
Effect of actual versus expected experience			(11,278)	(413)
Change in premiums, net			(407)	(660)
Interest accrual			251	371
Foreign currency effect			(358)	47
Balance at March 31 - original discount rates			46,914	55,882
Effect of changes in discount rate assumptions			(10,387)	(10,895)
Balance at March 31			$36,527	$44,987

Liabilities for future policy benefits:
Balance at March 31	$10,749	$11,174	$4,259	$5,633
Reinsurance recoverables	—	—	(50)	(1,565)
Balance at March 31, net of reinsurance recoverables	$10,749	$11,174	$4,209	$4,068

Liabilities for future life and health policy benefits and reinsurance recoverables declined in the first quarter of 2024, primarily attributable to the commutations of certain life reinsurance contracts. The impacts of contract commutations on expected future policy benefits and future net premiums were reflected in effects of actual versus expected experience.

Notes to Consolidated Financial Statements

Note 16. Long-duration insurance contracts

Other information relating to our long-duration insurance liabilities as of March 31, 2024 and 2023 follows (dollars in millions).

	Periodic payment annuity		Life and health
	2024	2023	2024	2023
Undiscounted expected future gross premiums	$—	$—	$95,514	$107,831
Discounted expected future gross premiums	—	—	56,585	64,421
Undiscounted expected future benefits	30,953	31,244	86,800	102,881
Weighted average discount rate	5.4%	5.0%	4.9%	4.9%
Weighted average accretion rate	4.8%	4.8%	2.7%	3.2%
Weighted average duration	17 years	18 years	13 years	14 years

Gross premiums earned and interest expense before reinsurance ceded for the first quarter of 2024 and 2023 were as follows (in millions).

	Gross premiums		Interest expense
	2024	2023	2024	2023
Periodic payment annuity	$—	$—	$136	$133
Life and health	944	1,004	33	54

Note 17. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2024.

	Weighted Average Interest Rate	March 31, 2024	December 31, 2023
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2025-2047	3.6%	$3,742	$3,740
Euro denominated due 2025-2041	1.1%	4,929	6,145
Japanese Yen denominated due 2024-2060	0.8%	8,291	8,896
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,465	14,463
Great Britain Pound denominated due 2039-2059	2.5%	2,173	2,191
Euro denominated due 2030-2034	1.8%	1,344	1,374
Other subsidiary borrowings due 2024-2051	4.5%	4,649	4,696
Subsidiary short-term borrowings	7.2%	1,130	1,187
		$40,723	$42,692

Notes to Consolidated Financial Statements

Note 17. Notes payable and other borrowings

Berkshire parent company borrowings consist of senior unsecured debt. In the first quarter of 2024, Berkshire repaid approximately $1.1 billion of maturing senior notes. In April 2024, Berkshire issued ¥263.3 billion (approximately $1.7 billion) of senior notes with interest rates ranging from 0.974% to 2.498% and maturity dates ranging from 2027 to 2054.

Borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at March 31, 2024. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€5.85 billion, £1.75 billion and ¥1,259 billion par at March 31, 2024) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $781 million in the first quarter of 2024 and pre-tax losses of $26 million in the first quarter of 2023.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2024.

	Weighted Average Interest Rate	March 31, 2024	December 31, 2023
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2025-2053	4.4%	$13,103	$13,101
Subsidiary and other debt due 2024-2064	4.6%	43,924	39,072
Short-term borrowings	5.9%	1,528	4,148
Pilot Travel Centers (“Pilot”) and subsidiaries	—	—	5,776
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2024-2097	4.6%	23,476	23,482
		$82,031	$85,579

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first quarter of 2024, BHE subsidiaries issued $5.1 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055. During the first quarter of 2024, BHE and its subsidiaries repaid short-term borrowings of approximately $2.6 billion.

As of December 31, 2023, Pilot’s borrowings primarily represented secured syndicated loans. In March, 2024, certain Berkshire insurance subsidiaries loaned $5.7 billion to Pilot, which Pilot used to prepay its then outstanding third-party borrowings. BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2024, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

Unused lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $9.9 billion at March 31, 2024, of which approximately $8.7 billion related to BHE and its subsidiaries.

Notes to Consolidated Financial Statements

Note 18. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,503	$4,503	$4,469	$34	$—
Foreign governments	10,997	10,997	10,748	249	—
Corporate bonds	1,429	1,429	—	851	578
Other	238	238	—	238	—
Investments in equity securities	335,864	335,864	325,182	10	10,672
Investments in Kraft Heinz & Occidental common stock	29,147	28,128	28,128	—	—
Loans and finance receivables	25,435	24,981	—	898	24,083
Derivative contract assets (1)	238	238	38	183	17
Derivative contract liabilities (1)	295	295	4	150	141
Notes payable and other borrowings:
Insurance and other	40,723	36,693	—	36,668	25
Railroad, utilities and energy	82,031	75,921	—	75,921	—

December 31, 2023
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$10,269	$10,269	$10,234	$35	$—
Foreign governments	11,805	11,805	11,559	246	—
Corporate bonds	1,449	1,449	—	860	589
Other	235	235	—	235	—
Investments in equity securities	353,842	353,842	343,358	10	10,474
Investments in Kraft Heinz & Occidental common stock	28,640	26,587	26,587	—	—
Loans and finance receivables	24,681	24,190	—	892	23,298
Derivative contract assets (1)	334	334	39	282	13
Derivative contract liabilities (1)	213	213	7	111	95
Notes payable and other borrowings:
Insurance and other	42,692	39,184	—	39,153	31
Railroad, utilities and energy	85,579	81,036	—	81,036	—

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

Note 18. Fair value measurements

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023 follow (in millions).

	Balance at January 1	Gains (losses) in earnings	Acquisitions (dispositions)	Transfers out of Level 3	Balance at March 31
Investments in equity securities:
2024	$10,468	$199	$—	$—	$10,667
2023	12,169	(54)	(521)	—	11,594

Quantitative information as of March 31, 2024 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,609	Discounted cash flow	Expected duration	6 years
			Discounts for liquidity and subordination	372 bps
Common stock warrants	2,058	Warrant pricing model	Expected duration	6 years
			Volatility	41%

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

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first quarter of 2024 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2023	639,328	(71,553)	567,775	1,528,152,352	(217,590,844)	1,310,561,508
Conversions of Class A to Class B common stock	(400)	—	(400)	600,000	—	600,000
Treasury stock acquired	—	(4,232)	(4,232)	—	—	—
Balance at March 31, 2024	638,928	(75,785)	563,143	1,528,752,352	(217,590,844)	1,311,161,508

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,437,251 shares outstanding as of March 31, 2024 and 1,441,483 shares outstanding as of December 31, 2023.

Notes to Consolidated Financial Statements

Note 19. Common stock

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

Berkshire’s common stock repurchase program permits Berkshire to repurchase its shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program continues to allow share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $30 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program.

Note 20. Income taxes

Our consolidated effective income tax rates were 18.3% in the first quarter of 2024 compared to 20.1% in the first quarter of 2023. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions, and enacted changes thereto.

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 Act”) was signed into law. The 2022 Act contains numerous provisions, including a 15% corporate alternative minimum income tax (“CAMT”) on “adjusted financial statement income”, expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 Act are effective for tax years beginning after December 31, 2022. The extent to which the Company incurs CAMT will depend on the facts and circumstances of the given tax year. We do not expect to incur a CAMT liability in 2024. The Internal Revenue Service and the U.S. Department of Treasury may release additional guidance in the future. We will continue to evaluate the impact of the 2022 Act as more guidance becomes available.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Considering we do not have material operations in jurisdictions with income tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Note 21. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the three months ending March 31, 2024 and 2023 follows (in millions).

	Unrealized gains (losses) on investments	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
First quarter of 2024
Balance at the beginning of the year	$190	$(5,393)	$1,353	$(97)	$184	$(3,763)
Other comprehensive income	(29)	(523)	284	3	(22)	(287)
Balance at the end of the period	$161	$(5,916)	$1,637	$(94)	$162	$(4,050)

First quarter of 2023
Balance at the beginning of the year	$(187)	$(6,142)	$1,541	$(552)	$288	$(5,052)
Other comprehensive income	194	244	(291)	44	(115)	76
Balance at the end of the period	$7	$(5,898)	$1,250	$(508)	$173	$(4,976)

Notes to Consolidated Financial Statements

Note 22. Supplemental cash flow information

A summary of supplemental cash flow information follows (in millions).

	First Quarter
	2024	2023
Cash paid during the period for:
Income taxes	$339	$312
Interest:
Insurance and other	434	491
Railroad, utilities and energy	926	799
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	6	10,747

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

PacifiCorp, a wholly owned subsidiary of Berkshire’s 92% owned subsidiary, Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Oregon and other Western states. In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures, contributed to several major wildfires (the “2020 Wildfires”), which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. These wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

On July 29, 2022, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp’s service territory (the “2022 Wildfire”). Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities and consumed 60,000 acres in aggregate. The 2020 Wildfires and 2022 Wildfire, together, are referred to as the “Wildfires”.

Investigations into the cause and origin of each of the Wildfires are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, a significant number of complaints and demands alleging similar claims related to the 2020 Wildfires have been filed in Oregon and California, including a class action complaint in Oregon for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys’ fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, the U.S. and Oregon Departments of Justice have informed PacifiCorp that they are contemplating filing actions against PacifiCorp in connection with certain of the Oregon 2020 Wildfires. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims through alternative dispute resolution.

As of March 31, 2024, amounts sought in the complaints and demands filed in Oregon and in certain demands in California approximated $7 billion, excluding any doubling or trebling of damages included in the complaints and those settled. Generally, the complaints filed in California do not specify damages sought and are not included in this amount. Multiple complaints have also been filed in California on behalf of plaintiffs related to the 2022 Wildfire. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys’ fees, but the amount of damages sought is not specified. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation and similar processes. In April 2024, a complaint in the James case described below was filed by 1,000 individual class members seeking $5 billion in economic and $25 billion in noneconomic damages before doubling of economic damages and punitive damages included in the complaint.

Notes to Consolidated Financial Statements

Note 23. Contingencies and commitments

In September 2020, a class action complaint against PacifiCorp was filed captioned Jeanyne James et al. v. PacifiCorp et al., in Multnomah County Circuit Court, Oregon (the “James case”). In June 2023, a jury issued its verdict for the 17 named plaintiffs in the James case finding PacifiCorp liable to the 17 individual plaintiffs and to the class with respect to the four 2020 Wildfires named in the complaint. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic and property damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages.

In April 2024, a complaint against PacifiCorp naming 1,000 individual class members was filed in Multnomah County Circuit Court, Oregon, referencing James as the lead case. The April 2024 James complaint makes damages only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the April 2024 James complaint to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

In September 2023, the Multnomah County Circuit Court ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the June 2023 James case verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court.

In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in the James case, including whether the case can proceed as a class action, and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp’s request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James case damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the January 2024 jury verdict, the Multnomah County Circuit Court doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James case verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court granted in large part the offset request. In April 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James case damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James case verdict. PacifiCorp has requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs. PacifiCorp intends to appeal the jury’s damage awards associated with the March 2024 jury verdict once judgment is entered. In March 2024, settlement was reached with five commercial timber plaintiffs in the James case, and the jury trial scheduled for April 2024 was cancelled.

A provision for a loss contingency is recorded when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Estimated probable losses associated with the Wildfires were based on the information available to the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case. Wildfire estimated losses include estimates for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is able to reasonably estimate at this time, and which is subject to change as additional relevant information becomes available.

Notes to Consolidated Financial Statements

Note 23. Contingencies and commitments

Through March 31, 2024, PacifiCorp recorded cumulative estimated pre-tax probable Wildfire losses, before expected related insurance recoveries, of approximately $2.4 billion, of which approximately $700 million was paid in settlements, leaving an unpaid estimated liability of approximately $1.7 billion as of March 31, 2024. These losses were accrued prior to 2024 and included $400 million accrued in the first quarter of 2023, which were included in energy operating expenses in the Consolidated Statements of Earnings. PacifiCorp paid an additional $52 million after March 31, 2024 and has reached additional settlement agreements associated with the 2020 Wildfires totaling $23 million that have not yet been paid. As a result of these settlements, various trials have been cancelled.

It is reasonably possible PacifiCorp will incur significant additional Wildfire losses beyond the amounts currently accrued; however, it is currently unable to reasonably estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in those types of properties and the ultimate outcome of legal actions.

HomeServices of America, Inc. (“HomeServices”), a wholly owned subsidiary of BHE, is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service (“MLS”) rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS (“Cooperative Compensation Rule”). None of the complaints specify damages sought. However, two cases also allege Texas state law deceptive trade practices claims, for which plaintiffs have provided written notice of the damages sought totaling approximately $9 billion by separate notice as required by Texas law.

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all co-defendants have reached settlements with the plaintiffs, with several co-defendants having hearing dates for final approval of their settlement agreements by the court.

In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices in the Burnett case as part of a proposed nationwide class settlement. The final settlement agreement, which includes scheduled payments over the next four years aggregating $250 million, has yet to be filed with the court and is ultimately subject to court approval. If the settlement is not approved by the court, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

Notes to Consolidated Financial Statements

Note 24. Revenues from contracts with customers

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for the first quarter of 2024 and 2023 (in millions). Revenues from Pilot in 2023 are for the two months ending March 31, 2023. Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Pilot	Insurance, Corporate and other	Total
Three months ending March 31, 2024
Manufactured products:
Industrial and commercial	$7,210	$—	$52	$—	$—	$—	$—	$7,262
Building	4,674	—	—	—	—	—	—	4,674
Consumer	4,193	—	—	—	—	—	—	4,193
Grocery and convenience store distribution	—	7,602	—	—	—	—	—	7,602
Food and beverage distribution	—	4,436	—	—	—	—	—	4,436
Auto sales	—	—	2,552	—	—	—	—	2,552
Other retail and wholesale distribution	819	—	3,768	—	—	614	—	5,201
Service	377	221	1,377	5,618	806	64	—	8,463
Electricity, natural gas and fuel	—	—	—	—	5,129	11,779	—	16,908
Total	17,273	12,259	7,749	5,618	5,935	12,457	—	61,291
Other revenues	1,238	41	1,923	19	330	37	24,990	28,578
	$18,511	$12,300	$9,672	$5,637	$6,265	$12,494	$24,990	$89,869

Three months ending March 31, 2023
Manufactured products:
Industrial and commercial	$7,229	$—	$65	$—	$—	$—	$—	$7,294
Building	4,758	—	—	—	—	—	—	4,758
Consumer	4,035	—	—	—	—	—	—	4,035
Grocery and convenience store distribution	—	7,793	—	—	—	—	—	7,793
Food and beverage distribution	—	4,762	—	—	—	—	—	4,762
Auto sales	—	—	2,565	—	—	—	—	2,565
Other retail and wholesale distribution	799	—	4,230	—	—	422	—	5,451
Service	354	284	1,326	5,985	811	21	—	8,781
Electricity, natural gas and fuel	—	—	—	—	5,291	9,015	—	14,306
Total	17,175	12,839	8,186	5,985	6,102	9,458	—	59,745
Other revenues	1,090	42	1,716	16	337	38	22,409	25,648
	$18,265	$12,881	$9,902	$6,001	$6,439	$9,496	$22,409	$85,393

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of March 31, 2024 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity, natural gas and fuel	$3,017	$19,752	$22,769
Other sales and service contracts	3,205	5,223	8,428

Notes to Consolidated Financial Statements

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, freight rail transportation, utilities and energy, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. We acquired control of Pilot on January 31, 2023. In this presentation, revenues and pre-tax earnings of the Pilot segment in 2023 are for the two months ending March 31. Prior to January 31, 2023, our earnings from Pilot were determined under the equity method and were included in earnings from non-controlled businesses. Revenues and earnings before income taxes by segment for the first quarter of 2024 and 2023 were as follows (in millions).

	First Quarter
	2024	2023
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$10,234	$9,626
Berkshire Hathaway Primary Group	4,541	3,961
Berkshire Hathaway Reinsurance Group	6,699	6,209
Investment income	3,164	2,392
Total insurance	24,638	22,188
BNSF	5,660	6,019
BHE	6,277	6,451
Pilot	12,503	9,508
Manufacturing	18,529	18,289
McLane	12,475	13,059
Service and retailing	9,703	9,931
	89,785	85,445
Reconciliation to consolidated amount
Corporate, eliminations and other	84	(52)
	$89,869	$85,393

	First Quarter
	2024	2023
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$1,928	$703
Berkshire Hathaway Primary Group	486	268
Berkshire Hathaway Reinsurance Group	912	231
Investment income	3,152	2,385
Total insurance	6,478	3,587
BNSF	1,519	1,649
BHE	432	223
Pilot	70	136
Manufacturing	2,914	2,611
McLane	165	113
Service and retailing	908	1,221
	12,486	9,540
Reconciliation to consolidated amount
Investment gains (losses)	1,876	34,758
Interest expense, not allocated to segments	(96)	(114)
Non-controlled businesses	493	688
Corporate, eliminations and other	947	(120)
	$15,706	$44,752

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders for each of the three-month periods ended March 31, 2024 and 2023 are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2024	2023
Insurance – underwriting	$2,598	$911
Insurance – investment income	2,598	1,969
BNSF	1,143	1,247
Berkshire Hathaway Energy (“BHE”)	717	416
Pilot Travel Centers (“Pilot”)	67	83
Manufacturing, service and retailing	3,021	2,982
Non-controlled businesses*	405	568
Investment gains	1,480	27,439
Other	673	(111)
Net earnings attributable to Berkshire Hathaway shareholders	$12,702	$35,504

——————

* Includes certain businesses in which Berkshire had between a 20% and 50% ownership interest.

Through our subsidiaries, we engage in numerous diverse business activities. We manage our operating businesses on an unusually decentralized basis. There are few centralized or integrated business functions. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 25 to the accompanying Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2023) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events. We cannot reliably predict the future economic effects of these factors or events on our businesses.

Insurance underwriting after-tax earnings increased $1.7 billion in the first quarter of 2024 compared to 2023. Earnings in 2024 benefited from improved operating results at GEICO. We incurred no losses from significant catastrophe events in the first quarter of 2024 compared to $350 million in the comparable 2023 period. After-tax earnings from insurance investment income in the first quarter increased $629 million in 2024 compared to 2023, primarily attributable to higher interest income from our short-term investments.

After-tax earnings of BNSF declined 8.3% in the first quarter of 2024 compared to 2023. The decrease was primarily attributable to unfavorable changes in business mix and lower fuel surcharge revenues, partially offset by lower fuel costs. After-tax earnings of our utilities and energy business increased $301 million in the first quarter of 2024 compared to 2023. The earnings increase reflected higher earnings from the U.S. regulated utilities, natural gas pipeline and other energy businesses, partly offset by lower earnings from the real estate brokerage businesses.

As disclosed in Note 3 to the accompanying Consolidated Financial Statements, we increased our ownership in Pilot from 38.6% to 80% on January 31, 2023, and further increased our ownership in Pilot to 100% on January 16, 2024. We began consolidating Pilot’s results of operations on February 1, 2023. For the month ended January 31, 2023, earnings from Pilot on our 38.6% interest were determined under the equity method and were included in earnings from non-controlled businesses in the preceding table.

After-tax earnings from our manufacturing, service and retailing businesses increased 1.3% in the first quarter of 2024 compared to 2023. Earnings in 2024 reflected increases at several of our manufacturing businesses, which were substantially offset by lower earnings from our service and retailing businesses.

Investment gains predominantly derive from our investments in equity securities and include significant net unrealized gains and losses from market price changes. We believe that investment gains and losses on investments in equity securities, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported periodic results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Investment gains in the first quarter of 2023 also included an after-tax non-cash remeasurement gain of approximately $2.4 billion related to our previously held 38.6% interest in Pilot through the application of the acquisition accounting method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Other earnings included after-tax foreign currency exchange rate gains of $597 million in the first quarter of 2024 and after-tax losses of $17 million in the first quarter of 2023 related to the non-U.S. Dollar denominated debt issued by Berkshire and Berkshire Hathaway Finance Corporation (“BHFC”).

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

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our reinsurance businesses. We currently consider pre-tax incurred losses exceeding $150 million from a current year catastrophic event to be significant. There were no significant catastrophe events in the first quarter of 2024, and in the first quarter of 2023, significant catastrophe events were a cyclone and floods in New Zealand.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2024	2023
Pre-tax underwriting earnings:
GEICO	$1,928	$703
Berkshire Hathaway Primary Group	486	268
Berkshire Hathaway Reinsurance Group	912	231
Pre-tax underwriting earnings	3,326	1,202
Income taxes and noncontrolling interests	728	291
Net underwriting earnings	$2,598	$911
Effective income tax rate	21.9%	24.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

GEICO writes property and casualty policies, primarily private passenger automobile insurance, in all 50 states and the District of Columbia. GEICO markets its policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. GEICO also operates an insurance agency that offers primarily homeowners and renters insurance to its auto policyholders. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2024		2023
	Amount	%	Amount	%
Premiums written	$10,796		$10,060
Premiums earned	$10,234	100.0	$9,626	100.0
Losses and loss adjustment expenses	7,414	72.5	7,992	83.0
Underwriting expenses	892	8.7	931	9.7
Total losses and expenses	8,306	81.2	8,923	92.7
Pre-tax underwriting earnings	$1,928		$703
GEICO’s pre-tax underwriting earnings in the first quarter of 2024 reflected higher average premiums per auto policy, lower claims frequencies and improved operating efficiencies compared to 2023, partially offset by a rise in average claims severities in the first quarter of 2024.

Premiums written increased $736 million (7.3%) in the first quarter of 2024 compared to 2023, reflecting higher average premiums per auto policy (9.8%) due to rate increases, partially offset by a 6.6% decrease in policies-in-force over the past year. However, the rate of decline in policies-in-force slowed in the first quarter of 2024, driven by increased new business and higher retention rates. Premiums earned increased $608 million (6.3%) in the first quarter of 2024 compared to 2023.

Losses and loss adjustment expenses declined $578 million (7.2%) in the first quarter of 2024 compared to 2023. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 72.5% in the first quarter of 2024, a decrease of 10.5 percentage points compared to 2023. The loss ratio decline reflected the impact of higher average premiums per auto policy and lower claims frequencies, partially offset by increases in average claims severities and less favorable development of prior accident years’ claims estimates.

Claims frequencies in the first quarter of 2024 declined for property damage (two to three percent range) and collision coverages (four to five percent range) versus 2023, with bodily injury coverage down slightly. Average claims severities in the first quarter of 2024 increased for property damage (nine to eleven percent range), collision (four to six percent range) and bodily injury (seven to nine percent range) coverages compared to 2023. Losses and loss adjustment expenses in the first three months included reductions in the ultimate loss estimates for prior accident years’ claims of $155 million in 2024 and $338 million in 2023.

Underwriting expenses declined $39 million (4.2%) in the first quarter of 2024 compared to 2023. GEICO’s expense ratio (underwriting expense to premiums earned) was 8.7% in the first quarter of 2024, a decrease of 1.0 percentage point compared to 2023, attributable to improved operating efficiencies and increased operating leverage, partially offset by increased advertising expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group consists of several independently managed businesses that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance (“BHSI”), RSUI Group Inc. and CapSpecialty, Inc. (“RSUI and CapSpecialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, Berkshire Hathaway GUARD Insurance Companies (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct Insurance Company (“BH Direct”) and U.S. Liability Insurance Company (“USLI”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

A summary of BH Primary’s underwriting results follows (dollars in millions).

	First Quarter
	2024		2023
	Amount	%	Amount	%
Premiums written	$4,493		$4,158
Premiums earned	$4,541	100.0	$3,961	100.0
Losses and loss adjustment expenses	2,812	61.9	2,656	67.1
Underwriting expenses	1,243	27.4	1,037	26.1
Total losses and expenses	4,055	89.3	3,693	93.2
Pre-tax underwriting earnings	$486		$268

Premiums written increased $335 million (8.1%) in the first quarter of 2024 compared to 2023. Increases in premiums written in the first quarter of 2024 were generated by nearly all primary insurance businesses. Premiums earned increased 14.6% in the first quarter of 2024 versus 2023.

Losses and loss adjustment expenses increased $156 million (5.9%) in the first quarter of 2024 compared to 2023. The loss ratio decreased 5.2 percentage points in the first quarter of 2024 compared to 2023, reflecting lower incurred losses from significant catastrophes and changes in business mix. Incurred losses from significant catastrophes were approximately $40 million in the first quarter of 2023 versus none in 2024. Incurred losses and loss adjustment expenses also reflected net reductions in estimated ultimate liabilities for prior years’ loss events in the first quarter of $93 million in 2024 and $41 million in 2023, primarily due to reductions in ultimate medical professional liability and property losses.

BH Primary insurers write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. Ultimate claim liabilities could be greater than anticipated due to a variety of factors, including adverse legal and judicial rulings.

Underwriting expenses increased $206 million (19.9%) in the first quarter of 2024 compared to 2023. The increase was primarily attributable to the increase in premiums earned and changes in business mix.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group (“BHRG”) offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), General Reinsurance Corporation, General Reinsurance AG and Transatlantic Reinsurance Company (“TransRe Group”). We also write life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”). We assume property and casualty risks under retroactive reinsurance contracts written through NICO and we write periodic payment annuity contracts through BHLN.

A summary of BHRG’s premiums and pre-tax underwriting results follows (in millions).

	First Quarter
	Premiums earned		Pre-tax underwriting earnings (loss)
	2024	2023	2024	2023
Property/casualty	$5,435	$5,149	$1,008	$390
Life/health	1,229	1,060	108	137
Retroactive reinsurance	35	—	(147)	(195)
Periodic payment annuity	—	—	(151)	(164)
Variable annuity	—	—	94	63
	$6,699	$6,209	$912	$231

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2024		2023
	Amount	%	Amount	%
Premiums written	$6,455		$6,268
Premiums earned	$5,435	100.0	$5,149	100.0
Losses and loss adjustment expenses	2,993	55.1	3,387	65.8
Underwriting expenses	1,434	26.4	1,372	26.6
Total losses and expenses	4,427	81.5	4,759	92.4
Pre-tax underwriting earnings	$1,008		$390

Premiums written in the first quarter of 2024 increased 3.0% over 2023. The increase reflected net increases in new business and increased participations and retention of business. We write meaningful levels of property business and we generally do not retrocede the risks we assume. Our periodic underwriting earnings are subject to considerable volatility from significant catastrophe loss events. Premiums earned in the first quarter of 2024 increased 5.6% compared to 2023.

Losses and loss adjustment expenses decreased $394 million (11.6%) in the first quarter of 2024 versus 2023. The loss ratio declined 10.7 percentage points in the first quarter of 2024 compared to 2023. Losses incurred from significant catastrophes in the first quarter were approximately $400 million in 2023 compared to none in 2024. The reductions in estimated ultimate liabilities for losses occurring in prior accident years in the first quarter were $386 million in 2024 and $361 million in 2023.

Underwriting expenses increased $62 million (4.5%) in the first quarter of 2024 compared to 2023. The expense ratio was relatively unchanged in the first quarter of 2024 compared to 2023, reflecting increased foreign currency exchange rate gains related to the remeasurement of certain non-U.S. Dollar denominated liabilities offset by changes in business mix. Underwriting expenses in the first quarter included pre-tax foreign currency exchange gains of $26 million in 2024 and losses of $74 million in 2023.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2024		2023
	Amount	%	Amount	%
Premiums written	$1,231		$1,061
Premiums earned	$1,229	100.0	$1,060	100.0
Life and health benefits	833	67.8	678	64.0
Underwriting expenses	288	23.4	245	23.1
Total benefits and expenses	1,121	91.2	923	87.1
Pre-tax underwriting earnings	$108		$137

Premiums earned in the first quarter of 2024 increased $169 million (15.9%), primarily due to the commutation of several U.S. life contracts in the first quarter of 2023, which reduced premiums earned by $161 million and life benefits and underwriting expenses by $302 million in the 2023 period. Pre-tax underwriting earnings in the first quarter of 2024 declined $29 million. Earnings in the first quarter included gains from life contract commutations of $51 million in 2024 and $141 million in 2023. Earnings in 2024 also reflected lower benefits expense on other U.S. life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Retroactive reinsurance

Pre-tax underwriting losses from retroactive reinsurance in each period derived from deferred charge amortization, the effects of changes in the estimated timing and amounts of future claim payments and foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated contracts. Before foreign currency exchange effects, pre-tax underwriting losses in the first quarter were $192 million in 2024 and $189 million in 2023.

Unpaid losses assumed under retroactive reinsurance contracts were $34.2 billion at March 31, 2024, a decline of $402 million since December 31, 2023, primarily due to claim payments. Unamortized deferred charges on retroactive reinsurance contracts were $9.3 billion at March 31, 2024, a decline of $177 million since December 31, 2023. Deferred charge amortization is included in underwriting earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity business is price and demand-sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. Our volumes written may change rapidly due to changes in prices and market conditions. In 2023 and 2024, prices for new business have been at unacceptable levels and we wrote no new business in either period.

Pre-tax underwriting losses from periodic payment annuity contracts in each period were attributable to the accretion of time-value discounted liabilities, which included liabilities for contracts without life contingencies, and to foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Pre-tax underwriting losses before foreign currency exchange effects were $149 million in the first quarter of 2024 and $145 million in 2023. Discounted periodic payment annuity liabilities were $14.7 billion at March 31, 2024 and included liabilities of $4.0 billion for contracts without life contingencies, as well as the effects of the quarterly discount rate changes on contracts with life-contingent liabilities recorded in accumulated other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax earnings in the first quarter of $94 million in 2024 and $63 million in 2023. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter		Percentage
	2024	2023	Change
Dividend income	$1,221	$1,244	(1.8)%
Interest and other investment income	1,931	1,141	69.2
Pre-tax net investment income	3,152	2,385	32.2
Income taxes and noncontrolling interests	554	416
Net investment income	$2,598	$1,969
Effective income tax rate	17.6%	17.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

Dividend income declined $23 million (1.8%) in the first quarter of 2024 compared to 2023. The reduction reflected the impact of changes in our equity security holdings, partially offset by higher dividend rates on certain of our holdings. Dividend income varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

Interest and other investment income increased $790 million (69.2%) in the first quarter of 2024 compared to 2023. The increase in 2024 reflected higher short-term investment balances and interest rates. We invest substantial balances in U.S. Treasury Bills and other short-term instruments. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges on retroactive reinsurance contracts and deferred policy acquisition costs. The effects of discount rate changes recorded in accumulated other comprehensive income for long-duration insurance contracts are excluded from float, as such amounts are not included in underwriting earnings in the Consolidated Statements of Earnings. Float was approximately $168 billion at March 31, 2024 and $169 billion at December 31, 2023.

A summary of cash and investments held in our insurance businesses as of March 31, 2024 and December 31, 2023 follows (in millions).

	March 31, 2024	December 31, 2023
Cash, cash equivalents and U.S. Treasury Bills	$143,509	$121,845
Equity securities	327,230	345,653
Fixed maturity securities	17,066	23,617
Other	1,129	1,188
	$488,934	$492,303

Fixed maturity securities as of March 31, 2024 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$4,503	$(13)	$4,490
Foreign governments	10,975	(23)	10,952
Corporate and other	1,392	232	1,624
	$16,870	$196	$17,066

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

	First Quarter
	2024	2023
Railroad operating revenues	$5,644	$5,888
Railroad operating expenses:
Compensation and benefits	1,407	1,313
Fuel	854	964
Purchased services	492	511
Depreciation and amortization	660	645
Equipment rents, materials and other	508	593
Total	3,921	4,026
Railroad operating earnings	1,723	1,862
Interest expense	(265)	(257)
Other revenues (expenses), net	61	44
Pre-tax earnings	1,519	1,649
Income taxes	376	402
Net earnings	$1,143	$1,247
Effective income tax rate	24.8%	24.4%

A summary of BNSF’s railroad freight volumes by business group (cars/units in thousands) follows.

	Cars/Units
	First Quarter		Percentage
	2024	2023	Change
Consumer products	1,272	1,066	19.3%
Industrial products	388	389	(0.3)
Agricultural products	311	300	3.7
Coal	293	369	(20.6)
	2,264	2,124	6.6

Railroad operating revenues declined 4.1% in the first quarter of 2024 compared to 2023, reflecting lower revenue per car/unit, partially offset by higher volumes of 6.6%. Average revenue per car/unit declined 9.9% in the first quarter, resulting from lower fuel surcharge revenue and unfavorable business mix. Pre-tax earnings declined 7.9% in the first quarter of 2024 compared to 2023.

Operating revenues from consumer products were $2.0 billion in 2024, an increase of 5.5% from 2023, reflecting an increase in volumes of 19.3%, partially offset by lower average revenue per car/unit. The volume increase was primarily due to higher intermodal shipments resulting from increased West Coast imports and the gain of a new intermodal customer, as well as higher automotive shipments.

Operating revenues from industrial products were $1.4 billion in 2024, a 1.4% decrease from 2023. The decline was attributable to lower average revenue per car/unit and a 0.3% decrease in volumes. The volume decline reflected lower mineral and aggregate shipments, which was mostly offset by higher petroleum products, plastics and taconite shipments.

Operating revenues from agricultural products were $1.4 billion in the first quarter of 2024, a decline of 3.0% compared to 2023, attributable to lower average revenue per car/unit, partially offset by a volume increase of 3.7%. The volume increase was mainly due to higher grain exports and fertilizer shipments, partially offset by lower volumes of domestic grains.

Operating revenues from coal were $765 million in the first quarter of 2024, a decline of 25.7% compared to 2023, reflecting lower volumes of 20.6% and lower average revenue per car/unit. The volume decline reflected lower utilities demand attributable to the impact of lower natural gas prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Railroad operating expenses declined $105 million (2.6%) in the first quarter of 2024 compared to 2023. Fuel expenses declined $110 million (11.4%) in the first quarter of 2024 compared to 2023, reflecting lower average fuel prices, partially offset by higher volumes. Compensation and benefits expenses rose $94 million (7.2%) in the first quarter of 2024 compared to 2023, as improved employee productivity was more than offset by wage inflation and other employee-related costs. Equipment rents, materials and other expenses decreased $85 million (14.3%) in the first quarter of 2024 compared to 2023, primarily due to lower property taxes, litigation costs and other cost reductions across various spending categories. Purchased services expenses decreased $19 million (3.7%) in the first quarter of 2024 compared to 2023.

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

	First Quarter
	2024	2023
Revenues:
Energy operating revenue	$5,245	$5,471
Real estate operating revenue	866	875
Other income	166	105
Total revenue	6,277	6,451
Costs and expenses:
Energy cost of sales	1,670	1,955
Energy operating expenses	2,444	2,790
Real estate operating costs and expenses	1,086	920
Interest expense	645	563
Total costs and expenses	5,845	6,228
Pre-tax earnings	432	223
Income tax benefit*	(393)	(363)
Net earnings after income taxes	825	586
Noncontrolling interests of BHE subsidiaries	36	114
Net earnings attributable to BHE	789	472
Noncontrolling interests and preferred stock dividends	72	56
Net earnings attributable to Berkshire Hathaway shareholders	$717	$416
Effective income tax rate	(91.0)%	(162.8)%

——————

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

	First Quarter		Percentage
	2024	2023	Change
U.S. utilities	$376	$163	130.7%
Natural gas pipelines	499	369	35.2
Other energy businesses	282	183	54.1
Real estate brokerage	(159)	(34)	(367.6)
Corporate interest and other	(209)	(209)	—
	$789	$472	67.2

Our U.S. utilities operate independently in several states, including Oregon, Utah, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). After-tax earnings increased $213 million in the first quarter of 2024 compared to 2023. The increase reflected lower energy operating expenses, higher other income and a slight increase in electric utility margin (operating revenue less cost of sales), partially offset by higher interest expense. The decline in energy operating expenses was primarily due to estimated pre-tax loss accruals of $359 million, net of expected insurance recoveries, recorded in the first quarter of 2023 for Wildfires in 2020 and in 2022, partially offset by higher wildfire mitigation and vegetation management costs, legal and insurance expenses and general and plant maintenance costs in 2024. See Note 23 to the accompanying Consolidated Financial Statements for additional information on the Wildfires. Interest expense in the first quarter of 2024 increased $102 million over 2023, largely due to increased borrowings, including $4.4 billion of term debt issued by PacifiCorp and MEC in January 2024 with a weighted average interest rate of 5.5%.

The U.S. utilities’ electric utility margin was $1.7 billion in the first quarter of 2024, an increase of $23 million (1.4%) compared to 2023. The increase reflected higher retail customer rates in certain territories and lower energy costs, partially offset by lower volumes and wholesale rates. Retail customer volumes decreased 0.3% overall (down 1.8% at MEC and 0.1% at PacifiCorp and up 0.7% at NV Energy) in the first quarter of 2024 compared to the same period in 2023.

After-tax earnings of natural gas pipelines increased $130 million (35.2%) in the first quarter of 2024 compared to the first quarter of 2023. The increase reflected a reduction in earnings attributable to BHE noncontrolling interests due to the acquisition of an additional 50% ownership interest in the Cove Point facility on September 1, 2023, as well as lower operating expenses and increased margin on gas sales.

After-tax earnings of other energy businesses increased $99 million (54.1%) in the first quarter of 2024 compared to 2023. The increase reflected higher earnings at Northern Powergrid attributable to an $82 million deferred income tax charge in 2023 related to the enactment of the Energy Profits Levy income tax in the United Kingdom, which was partially offset by unfavorable results at the natural gas exploration business. Earnings in the first quarter of 2024 from renewable energy and retail services businesses also increased versus 2023, mainly due to favorable changes in valuations of derivative contracts, partly offset by lower income tax benefits.

After-tax earnings of real estate brokerage declined $125 million in the first quarter of 2024 compared to the first quarter of 2023. The decline was primarily attributable to expense accruals by HomeServices in connection with its ongoing litigation. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices, and certain of its affiliates in the Burnett case as part of a proposed nationwide class settlement. See Note 23 to the accompanying Consolidated Financial Statements for additional information. Otherwise, brokerage and mortgage services earnings increased, reflecting lower operating expenses, partially offset by lower brokerage services revenues and margins from a 6% decrease in transaction units, as well as lower mortgage services revenues and margins from a 5% decrease in transaction volumes.

Pilot Travel Centers, LLC (“Pilot”)

Pilot operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. A substantial portion of Pilot’s revenues and earnings derive from marketing fuel on a wholesale and retail basis and from other energy-related activities.

Through January 31, 2023, we owned a 38.6% interest in Pilot, which we accounted for under the equity method. Our 38.6% proportionate share of Pilot’s net earnings for the month ending January 31, 2023 are included in equity method earnings in the accompanying Consolidated Statements of Earnings.

On January 31, 2023, we acquired an additional 41.4% interest in Pilot and owned an 80% controlling financial interest as of that date. Thus, we began consolidating Pilot’s results of operations in our Consolidated Statements of Earnings on February 1, 2023. On January 16, 2024, we acquired the remaining 20% noncontrolling interest and we now own 100% of Pilot.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pilot Travel Centers, LLC (“Pilot”)

Pilot’s earnings for the first quarter of 2024 and the two months ending March 31, 2023 are summarized below (in millions).

	First Quarter	Two Months Ending
	2024	March 31, 2023
Revenues	$12,503	$9,508
Cost of sales	11,557	8,805
Operating expenses	782	496
Interest expense	94	71
Pre-tax earnings	70	136
Income taxes and noncontrolling interests	3	53
Net earnings attributable to Berkshire Hathaway shareholders	$67	$83

Pilot’s pre-tax earnings for the three months ending March 31, 2024 and 2023 are summarized below (dollars in millions). Revenues, costs and expenses for the first month of 2023 were not included in our Consolidated Financial Statements.

	First Quarter		Percentage
	2024	2023	Change
Revenues	$12,503	$14,528	(13.9)%
Cost of sales	11,557	13,499	(14.4)
Operating expenses	782	709	10.3
Interest expense	94	95	(1.1)
Pre-tax earnings	$70	$225	(68.9)

Revenues for the first quarter of 2024 declined $2.0 billion, (13.9%) compared to the first three months of 2023. The decline was attributable to lower average commodity prices and a decline in volumes from wholesale fuel and fuel marketing businesses. Pre-tax earnings declined 68.9% in the first quarter of 2024 compared to 2023, primarily due to lower margins on retail fuel sales and higher operating expenses. Operating expenses increased 10.3% in the first quarter of 2024 compared to 2023, attributable to increases in labor, marketing and information systems costs, as well as higher depreciation and amortization expense. In March 2024, Pilot borrowed $5.7 billion from Berkshire insurance subsidiaries and repaid its third party borrowings. The interest on the intercompany loans is included in interest expense in the earnings summary above.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2024	2023	Change
Revenues
Manufacturing	$18,529	$18,289	1.3%
Service and retailing	22,178	22,990	(3.5)
	$40,707	$41,279
Pre-tax earnings
Manufacturing	$2,914	$2,611	11.6%
Service and retailing	1,073	1,334	(19.6)
	3,987	3,945
Income taxes and noncontrolling interests	966	963
Net earnings*	$3,021	$2,982
Effective income tax rate	23.6%	23.7%
Pre-tax earnings as a percentage of revenues	9.8%	9.6%

——————

* Excludes certain acquisition accounting expenses, which primarily related to the amortization of identifiable intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $125 million in the first quarter of 2024 and $202 million in the first quarter of 2023. These expenses are included in “Other” in the summary of earnings on page 28 and in the “Other” earnings section on page 43.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	First Quarter
	2024	2023
Revenues
Industrial products	$8,883	$8,863
Building products	6,089	6,010
Consumer products	3,557	3,416
	$18,529	$18,289
Pre-tax earnings
Industrial products	$1,557	$1,441
Building products	1,002	895
Consumer products	355	275
	$2,914	$2,611
Pre-tax earnings as a percentage of revenues
Industrial products	17.5%	16.3%
Building products	16.5	14.9
Consumer products	10.0	8.1

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)) and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into twelve groups. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International), pipeline flow improvement technology and products (LiquidPower Specialty Products) and a structural steel fabrication products business (W&W|AFCO Steel) that was acquired in 2022.

Revenues of the industrial products group were $8.9 billion in the first quarter of 2024, relatively unchanged compared to 2023. Pre-tax earnings increased $116 million (8.1%) in 2024 compared to 2023. Pre-tax earnings as a percentage of revenues for the group were 17.5% for the first quarter of 2024, an increase of 1.2 percentage points compared to the first quarter of 2023.

PCC’s revenues were $2.5 billion in the first quarter of 2024, an increase of 10.1% compared to the first quarter of 2023. The revenue increase was primarily attributable to higher demand for aerospace products, while power/energy products also contributed to the increase. Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products. PCC’s pre-tax earnings increased 16.8% in the first quarter of 2024 compared to the first quarter of 2023. The improved results reflect the increase in sales and improving manufacturing and operating efficiencies. Continued growth in PCC’s revenues and earnings will be predicated on the ability to successfully increase production levels to match the expected growth in aerospace product demand.

Lubrizol’s revenues were $1.6 billion in the first quarter of 2024, a decrease of 5.6% compared to 2023. The decline was attributable to lower selling prices and unfavorable product mix. Sales volumes in the first quarter of 2024 were relatively unchanged compared to 2023. Lubrizol’s pre-tax earnings increased 44.5% in the first quarter of 2024 compared to 2023. The increase was due to lower raw material and manufacturing costs, partially offset by the impact of lower selling prices and unfavorable product mix.

Marmon’s revenues were $3.0 billion in the first quarter of 2024, a decrease of 5.6% compared to 2023. Eight of Marmon’s twelve business groups reported lower revenues in 2024, including decreases in the Transportation (22%), Metal Services (12%), Plumbing & Refrigeration (10%), Electrical (3%) and Crane (10%) groups. The revenue decline of the Transportation group was due to lower demand in the heavy-duty truck and trailer businesses. Revenue declines in the Electrical, Metal Services and Plumbing & Refrigeration groups were primarily due to lower demand from heavy equipment, HVAC and residential construction markets coupled with lower steel and copper prices. These declines were partly offset by revenue growth in the Rail & Leasing group driven by higher renewal rates in railcar leasing and price increases in railcar repair.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Marmon’s pre-tax earnings declined 6.7% in the first quarter of 2024 compared to 2023. Six of Marmon’s business groups reported lower earnings in 2024, driven by revenue declines in the Transportation, Crane, Metal Services, Retail and Plumbing & Refrigeration groups and lower copper spreads in the Electrical group. The earnings impact of higher revenues in the Rail & Leasing group was largely offset by increased maintenance costs driven by a higher volume of tank cars requiring regulatory inspection and maintenance procedures.

IMC’s revenues were $1.0 billion in the first quarter of 2024, substantially unchanged compared to the first quarter of 2023. Revenues in 2024 reflected sales increases from the impacts of business acquisitions and higher interest income, which were offset by lower organic sales and unfavorable foreign currency translation from a stronger U.S. Dollar. IMC’s pre-tax earnings declined 3.8% in the first quarter of 2024 compared to 2023 reflecting a slight decline in the gross sales margin rate and higher selling and marketing expense. IMC operates globally and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted to-date by the conflicts in the region.

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

Revenues of the building products group increased $79 million (1.3%) and pre-tax earnings increased $107 million (12.0%) in the first quarter of 2024 compared to the first quarter of 2023.

Clayton Homes’ revenues increased 9.1% to $2.7 billion in the first quarter of 2024 compared to 2023. Revenues from home sales increased $138 million (7.3%), reflecting higher new home unit sales of 12.2%, partially offset by lower average selling prices. Financial services revenues also increased 14.7% in the first quarter of 2024 compared to 2023, primarily due to increased interest income from higher average loan balances. Loan balances, net of allowances for credit losses, were approximately $24.6 billion as of March 31, 2024, an increase of 12.8% since March 31, 2023.

Pre-tax earnings of Clayton Homes increased $46 million (11.3%) in the first quarter of 2024 compared to 2023, attributable to higher earnings from financial services, partially offset by lower earnings from manufacturing. The increase in financial services earnings was primarily attributable to increased net interest income and insurance earnings, partially offset by increased expected loan loss provisions. The decline in earnings from manufacturing activities reflected lower gross sales margin rates due to the increased cost of building Zero Energy Ready homes (such costs are partially offset by income tax credits) and higher operating expenses.

Our other building products businesses generated revenues of approximately $3.4 billion in the first quarter of 2024, a decrease of $149 million (4.3%) versus 2023. Sales volumes in the first quarter of 2024 increased at Johns Manville and decreased at Shaw and MiTek. Average selling prices were generally lower in the first quarter of 2024 compared to 2023.

Pre-tax earnings of our other building products businesses increased $60 million (12.4%) in the first quarter of 2024 compared to 2023. Earnings as a percentage of revenues in the first quarter of 2024 increased 2.4 percentage points versus 2023. The earnings increase in 2024 was primarily attributable to higher average gross sales margin rates from lower raw materials and manufacturing costs.

Consumer products

The consumer products group includes recreational vehicles (Forest River), several apparel and footwear operations (Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports), high-performance batteries (Duracell) and a global toy company acquired in 2022 (Jazwares). This group also includes custom picture framing products (Larson-Juhl) and jewelry products (Richline).

Consumer products group revenues increased $141 million (4.1%) in the first quarter of 2024 compared to 2023, primarily due to higher revenues from Forest River (9.2%) and Jazwares. The revenue increase at Forest River reflected a 9.4% increase in unit sales with increases in both recreational and bus and commercial vehicles. Average selling prices for recreational vehicles declined in 2024 and increased for bus and commercial vehicles, attributable to changes in product mix and price competition. The revenue increase at Jazwares was attributable to higher volumes. Revenues of our apparel and footwear businesses in the first quarter of 2024 were relatively flat compared to 2023. Our apparel businesses continue to experience relatively low customer demand. Duracell’s revenues declined 2.9% in the first quarter of 2024 versus 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Pre-tax earnings of our consumer products group in the first quarter of 2024 increased $80 million (29.1%) versus 2023. Pre-tax earnings as a percentage of revenues for the group increased 1.9 percentage points in the first quarter of 2024 compared to 2023. Earnings from Forest River in the first quarter of 2024 increased 22.7% compared to 2023, primarily due to an increase in the gross margin rates attributable to changes in sales mix and the increase in unit sales, partially offset by higher general and administrative expenses. Apparel and footwear earnings increased 58.4% in the first quarter of 2024 from 2023. Our apparel businesses benefited in 2024 from lower product and supply chain costs and the effects of past restructuring activities. Earnings in 2023 were negatively impacted by low sales volumes and rising raw materials, freight, labor and other operating costs.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	First Quarter
	2024	2023
Revenues
Service	$5,151	$5,319
Retailing	4,552	4,612
McLane	12,475	13,059
	$22,178	$22,990
Pre-tax earnings
Service	$591	$837
Retailing	317	384
McLane	165	113
	$1,073	$1,334
Pre-tax earnings as a percentage of revenues
Service	11.5%	15.7%
Retailing	7.0	8.3
McLane	1.3	0.9

Service

Our service group consists of several businesses, the largest of which are NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training services and products to operators of aircraft, TTI, a distributor of electronics components and IPS, a provider of facilities construction management services. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire) and operate a television station in Miami, Florida (WPLG).

Service group revenues in the first quarter of 2024 declined $168 million (3.2%) compared to the first quarter of 2023, primarily attributable to lower revenues from TTI (15.5%), partially offset by higher revenues from aviation services (8.6%) and IPS. New orders at TTI declined in the first quarter of 2024 across most regions, markets and product lines, attributable to excess inventory levels within supply chains which contributed to lower customer demand. These conditions are expected to persist through at least the second quarter of 2024. The revenue increase from aviation services was primarily due to increases in the number of aircraft in shared aircraft ownership programs and an increase in flight hours across NetJets’ various programs, as well as higher average rates.

Service group pre-tax earnings in the first quarter of 2024 declined $246 million (29.4%) compared to 2023. Pre-tax earnings as a percentage of revenues fell 4.2 percentage points in 2024 compared to 2023. The earnings decline reflected a 49.3% decline from TTI, as well as earnings declines in aviation services of 10.3% and from other service businesses of 16.8%. The earnings decline at TTI reflected the impact of lower sales and price competition, which contributed to reduced gross margin rates, as well as from higher operating expenses. The decline in aviation service earnings was primarily attributable to increased maintenance and personnel costs, which reduced the overall margin rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), representing 69% of our combined retailing revenues in the first quarter of 2024. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers vehicle service contracts and operates two insurance businesses. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 17% of the combined retailing group revenues in the first quarter of 2024.

Other retailing businesses include three jewelry retailers (Borsheims, Helzberg and Ben Bridge). Other businesses also offer confectionery products (See’s Candy), high-quality kitchen tools (Pampered Chef), party supplies, school supplies and toys and novelties (Oriental Trading Company) and motorcycle accessories (Louis).

Retailing group aggregate revenues in the first quarter of 2024 declined 1.3% compared to 2023. Revenues from BHA vehicle sales were relatively unchanged in the first quarter of 2024 versus 2023, reflecting higher new vehicle unit sales, offset by lower average selling prices. New vehicle unit sales increased 10.1% in the first quarter of 2024 compared to 2023. The decline in selling prices was attributable to increased price competition. Revenues from BHA’s parts/service/repair operations increased 2.6% in 2024 versus 2023. Home furnishing revenues in the first quarter of 2024 declined 7.8% versus 2023, primarily attributable to lower sales volumes and increasing price competition.

Retailing group pre-tax earnings in the first quarter of 2024 declined $67 million (17.4%) compared to 2023. BHA’s pre-tax earnings in the first quarter of 2024 declined 11.3% compared to 2023, primarily due to lower vehicle gross profit margins, partially offset by higher earnings from parts/service/repair and finance/service contract operations and lower operating expenses. Aggregate pre-tax earnings for the remainder of our retailing group in the first quarter of 2024 declined $37 million (33.1%) compared to 2023, primarily due to a 41.0% decline in earnings from the home furnishings businesses, attributable to the impact of reduced sales and increased operating expenses.

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“retail”) and to restaurants (“restaurant”). McLane also operates wholesale distributors of distilled spirits, wine and beer (“beverage”). The retail and restaurant distribution businesses generate high sales and very low profit margins and operate in a highly competitive environment.

Revenues in the first quarter of 2024 declined 4.5% compared to 2023, attributable to lower unit volumes. The reduction was primarily in the restaurant business, which experienced a comparative 8.0% sales decline in 2024. Pre-tax earnings in the first quarter of 2024 increased $52 million (46.0%) compared to 2023. The increase in earnings reflected an increase in the overall gross sales margin rate and lower operating expenses.

Non-Controlled Businesses

After-tax earnings of our non-controlled businesses include our proportionate share of earnings attributable to our investments in Kraft Heinz, Occidental Petroleum and Berkadia. After-tax equity earnings attributable to these businesses decreased $163 million in the first quarter of 2024 versus the first quarter of 2023.

Our after-tax earnings from Kraft Heinz were $185 million in the first quarter of 2024 and $199 million in 2023. Our after-tax reported earnings from Occidental in the first quarter were $208 million in 2024 and $293 million in 2023. As of January 31, 2023, we discontinued using the equity method for our pre-existing 38.6% interest in Pilot upon acquiring a controlling interest in Pilot. Our after-tax equity earnings from Pilot were $83 million in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Gains (Losses)

A summary of investment gains (losses) recorded in earnings follows (dollars in millions).

	First Quarter
	2024	2023
Investment gains (losses)	$1,876	$34,758
Income taxes and noncontrolling interests	396	7,319
Net earnings	$1,480	$27,439
Effective income tax rate	21.0%	20.9%

Pre-tax investment gains (losses) include unrealized gains and losses arising from changes in market prices of investments in equity securities, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Unrealized gains and losses recorded in earnings also include the effects of changes in foreign currency exchange rates on investments in equity securities of non-U.S. issuers held by our U.S.-based subsidiaries.

Pre-tax gains and losses in the first quarter included changes in net unrealized gains during the period on securities we held at the end of the period of $4.0 billion in 2024 and $31.3 billion in 2023. In addition, it included pre-tax losses of $2.1 billion in 2024 and gains of $370 million in 2023 attributable to changes in market prices on equity securities we sold during the period. Taxable gains and losses on equity securities sold generally represent the difference between sales proceeds and the original cost of the securities sold. Sales of equity securities in the first quarter produced taxable gains of $14.2 billion in 2024 and $2.2 billion in 2023. Pre-tax investment gains in the first quarter of 2023 also included a non-cash gain of approximately $3.0 billion related to the remeasurement of our pre-existing interest in Pilot to fair value through the application of acquisition accounting upon attaining control of Pilot for financial reporting purposes.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	First Quarter
	2024	2023
Acquisition accounting expenses	$(125)	$(202)
Corporate interest expense, before foreign currency effects	(55)	(64)
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	597	(17)
Other earnings	256	172
	$673	$(111)

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s business acquisitions. These charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains pertain to Berkshire’s and BHFC’s Japanese Yen, Euro and Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Other earnings consist primarily of Berkshire parent company investment income and corporate expenses, other intercompany interest income where the interest expense is included in earnings of the operating businesses and unallocated income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at March 31, 2024 was $571.5 billion, an increase of $10.2 billion since December 31, 2023. Net earnings attributable to Berkshire shareholders were $12.7 billion and included after-tax investment gains of approximately $1.5 billion. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to purchase a minimum or subject to maximum repurchase amounts. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $2.6 billion in the first quarter of 2024 to repurchase common stock.

At March 31, 2024, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $182.3 billion, which included $156.2 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investments in Kraft Heinz and Occidental common stock) were $353.0 billion. During the first quarter of 2024, we paid $2.7 billion to acquire equity securities and we received $20.0 billion from sales of equity securities. On January 16, 2024, we acquired the remaining 20% noncontrolling ownership interest in Pilot for $2.6 billion.

Our consolidated borrowings at March 31, 2024 were $122.8 billion, of which about 95% were issued by the Berkshire parent company, BHFC, and BNSF, BHE and their subsidiaries. Berkshire parent company debt outstanding at March 31, 2024 was $17.0 billion, a decrease of $1.8 billion from December 31, 2023, attributable to senior note maturities of $1.1 billion and reductions in the first quarter of $732 million from changes in foreign currency exchange rates on its non-U.S. Dollar denominated debt. In April 2024, Berkshire issued an aggregate ¥263.3 billion (approximately $1.7 billion) of senior notes.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.0 billion at March 31, 2024, relatively unchanged from December 31, 2023. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of March 31, 2024, substantially unchanged from December 31, 2023. BHE’s aggregate borrowings increased $2.2 billion in the first quarter of 2024 to approximately $58.6 billion at March 31. In the first quarter of 2024, BHE subsidiaries issued $5.1 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and repaid short-term borrowings of approximately $2.6 billion. Pilot prepaid third-party borrowings of $5.7 billion in the first quarter of 2024. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first three months of 2024, our diverse group of businesses generated net operating cash flows of $10.6 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $4.4 billion in the first quarter of 2024, which included capital expenditures by BNSF and BHE of $2.9 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. Forecasted capital expenditures for BHE and BNSF over the remainder of 2024 are approximately $10.8 billion.

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as borrowings, operating lease liabilities and shared aircraft repurchase liabilities.

We are also obligated to pay claims arising from property and casualty contracts issued by our insurance subsidiaries, including amounts from retroactive reinsurance. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities recorded in our Consolidated Balance Sheet. We anticipate that these payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2024 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in our Consolidated Financial Statements. Such estimates and judgments necessarily involve varying and possibly significant degrees of uncertainty. Accordingly, certain amounts currently recorded in our Consolidated Financial Statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023.

Our Consolidated Balance Sheet as of March 31, 2024 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of approximately $146 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2024 included goodwill of acquired businesses of approximately $84.5 billion and indefinite-lived intangible assets of $18.9 billion. In connection with the annual goodwill impairment review in the fourth quarter of 2023, the estimated fair values of nine reporting units did not exceed our carrying values by at least 20%. Our estimated aggregate fair values of these units at that time were approximately $58.5 billion, which exceeded our carrying value of approximately $54.9 billion. Goodwill of these reporting units totaled approximately $17.3 billion. Three of these reporting units were acquired in late 2022 and early 2023 and had estimated fair values aggregating $21.5 billion, or 1.5% in excess of carrying value, and goodwill of approximately $8.5 billion.

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and of the indefinite-lived intangible assets. Several methods may be used to estimate fair values and significant judgments are required in making such estimates. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts.

As of March 31, 2024, we concluded it was more likely than not that goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on changes in market and economic conditions and events affecting our businesses, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements.

Information concerning accounting pronouncements to be adopted in the future is included in Note 2 to the accompanying Consolidated Financial Statements.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in equity securities; the occurrence of one or more catastrophic events, such as an earthquake, hurricane, geopolitical conflict, act of terrorism or cyber-attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations; the frequency and severity of epidemics, pandemics or other outbreaks, that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates; changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries; changes in federal income tax laws; and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2024, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2023, to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the first quarter of 2024 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January
Class A common stock	863	$555,126.46	863	*
Class B common stock	—	$—	—	*

February
Class A common stock	2,945	$621,187.44	2,945	*
Class B common stock	—	$—	—	*

March
Class A common stock	424	$623,205.69	424	*
Class B common stock	—	$—	—	*

——————

* The program does not specify a maximum number of shares to be repurchased or obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the repurchase program. Berkshire will not repurchase its common stock if the repurchases reduce the value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bills holdings to less than $30 billion.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 4, 2024	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer