Form 10-Q
period 2024-06-30
BERKSHIRE HATHAWAY INC
filed 2024-08-05
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of July 23, 2024:

Class A —	553,234
Class B —	1,325,192,508

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$36,884	$33,672
Short-term investments in U.S. Treasury Bills	234,618	129,619
Investments in fixed maturity securities	16,802	23,758
Investments in equity securities	284,871	353,842
Equity method investments	30,065	29,066
Loans and finance receivables	26,085	24,681
Other receivables	45,967	44,174
Inventories	23,498	24,159
Property, plant and equipment	22,144	22,030
Equipment held for lease	17,418	16,947
Goodwill	50,800	50,868
Other intangible assets	28,788	29,327
Deferred charges - retroactive reinsurance	9,064	9,495
Other	20,629	19,568
	847,633	811,206
Railroad, Utilities and Energy:
Cash and cash equivalents*	5,440	4,350
Receivables	6,502	7,086
Property, plant and equipment	179,907	177,616
Goodwill	33,611	33,758
Regulatory assets	5,392	5,565
Other	30,375	30,397
	261,227	258,772
	$1,108,860	$1,069,978

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $4.1 billion at June 30, 2024 and $4.8 billion at December 31, 2023.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$112,804	$111,082
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	33,494	34,647
Unearned premiums	32,185	30,507
Life, annuity and health insurance benefits	17,500	20,213
Other policyholder liabilities	10,719	11,545
Accounts payable, accruals and other liabilities	32,403	32,402
Aircraft repurchase liabilities and unearned lease revenues	8,442	8,253
Notes payable and other borrowings	41,940	42,692
	289,487	291,341
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	21,194	22,461
Regulatory liabilities	7,106	6,818
Notes payable and other borrowings	81,688	85,579
	109,988	114,858
Income taxes, principally deferred	101,414	93,009
Total liabilities	500,889	499,208
Redeemable noncontrolling interests	—	3,261
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	34,991	34,480
Accumulated other comprehensive income	(3,855)	(3,763)
Retained earnings	650,273	607,350
Treasury stock, at cost	(79,720)	(76,802)
Berkshire Hathaway shareholders’ equity	601,697	561,273
Noncontrolling interests	6,274	6,236
Total shareholders’ equity	607,971	567,509
	$1,108,860	$1,069,978

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Second Quarter		First Six Months
	2024	2023	2024	2023
Revenues:
Insurance and Other:
Insurance premiums earned	$21,953	$20,561	$43,427	$40,357
Sales and service revenues	38,892	39,126	76,364	77,514
Leasing revenues	2,308	2,079	4,530	4,123
Interest, dividend and other investment income	5,249	3,846	9,554	7,075
	68,402	65,612	133,875	129,069
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,720	5,808	11,357	11,809
Utility and energy operating revenues	18,048	19,593	35,738	34,510
Service revenues and other income	1,483	1,490	2,552	2,508
	25,251	26,891	49,647	48,827
Total revenues	93,653	92,503	183,522	177,896

Investment gains (losses)	23,857	33,061	25,733	67,819

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,107	14,089	27,555	28,310
Life, annuity and health benefits	954	1,128	1,899	1,913
Insurance underwriting expenses	4,046	3,729	7,799	7,316
Cost of sales and services	30,391	30,621	59,786	60,940
Cost of leasing	1,739	1,457	3,430	2,934
Selling, general and administrative expenses	5,195	5,005	9,968	10,607
Interest expense	330	314	646	642
	56,762	56,343	111,083	112,662
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,912	4,014	7,850	8,175
Utility and energy cost of sales and other expenses	16,819	18,159	33,087	32,005
Other expenses	1,232	1,189	2,237	2,060
Interest expense	900	935	1,900	1,825
	22,863	24,297	45,074	44,065
Total costs and expenses	79,625	80,640	156,157	156,727
Earnings before income taxes and equity method earnings	37,885	44,924	53,098	88,988
Equity method earnings	252	511	745	1,199
Earnings before income taxes	38,137	45,435	53,843	90,187
Income tax expense	7,639	9,236	10,513	18,231
Net earnings	30,498	36,199	43,330	71,956
Earnings attributable to noncontrolling interests	150	287	280	540
Net earnings attributable to Berkshire Hathaway shareholders	$30,348	$35,912	$43,050	$71,416
Net earnings per average equivalent Class A share	$21,122	$24,775	$29,936	$49,152
Net earnings per average equivalent Class B share*	$14.08	$16.52	$19.96	$32.77
Average equivalent Class A shares outstanding	1,436,790	1,449,542	1,438,080	1,452,971
Average equivalent Class B shares outstanding	2,155,185,283	2,174,313,670	2,157,120,209	2,179,456,816

——————

* Net earnings per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 19.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Second Quarter		First Six Months
	2024	2023	2024	2023
Net earnings	$30,498	$36,199	$43,330	$71,956
Other comprehensive income:
Unrealized gains (losses) on investments	10	(41)	(25)	206
Applicable income taxes	(3)	21	3	(32)
Foreign currency translation	(222)	383	(761)	632
Applicable income taxes	(8)	(21)	(8)	(15)
Long-duration insurance contract discount rate changes	508	487	859	120
Applicable income taxes	(108)	(125)	(175)	(49)
Defined benefit pension plans	(5)	2	1	52
Applicable income taxes	1	(6)	(1)	(12)
Other, net	17	57	(13)	(63)
Other comprehensive income, net	190	757	(120)	839
Comprehensive income	30,688	36,956	43,210	72,795
Comprehensive income attributable to noncontrolling interests	145	308	252	567
Comprehensive income attributable to Berkshire Hathaway shareholders	$30,543	$36,648	$42,958	$72,228

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the second quarter and first six months of 2024
Balance at December 31, 2023	$34,488	$(3,763)	$607,350	$(76,802)	$6,236	$567,509
Net earnings	—	—	12,702	—	130	12,832
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	(287)	—	—	(23)	(310)
Acquisitions of common stock	—	—	—	(2,573)	—	(2,573)
Transactions with noncontrolling interests and other	502	—	—	—	(48)	454
Balance at March 31, 2024	$34,990	$(4,050)	$619,925	$(79,375)	$6,295	$577,785
Net earnings	—	—	30,348	—	150	30,498
Other comprehensive income, net	—	195	—	—	(5)	190
Acquisitions of common stock	—	—	—	(345)	—	(345)
Transactions with noncontrolling interests and other	9	—	—	—	(166)	(157)
Balance at June 30, 2024	$34,999	$(3,855)	$650,273	$(79,720)	$6,274	$607,971

For the second quarter and first six months of 2023
Balance at December 31, 2022	$35,175	$(5,052)	$511,127	$(67,826)	$8,257	$481,681
Net earnings	—	—	35,504	—	253	35,757
Other comprehensive income, net	—	76	—	—	6	82
Acquisitions of common stock	—	—	—	(4,439)	—	(4,439)
Transactions with noncontrolling interests and other	(11)	—	—	—	7	(4)
Balance at March 31, 2023	$35,164	$(4,976)	$546,631	$(72,265)	$8,523	$513,077
Net earnings	—	—	35,912	—	287	36,199
Other comprehensive income, net	—	736	—	—	21	757
Acquisitions of common stock	—	—	—	(1,303)	—	(1,303)
Transactions with noncontrolling interests and other	(16)	—	—	—	(163)	(179)
Balance at June 30, 2023	$35,148	$(4,240)	$582,543	$(73,568)	$8,668	$548,551

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Six Months
	2024	2023
Cash flows from operating activities:
Net earnings	$43,330	$71,956
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(25,733)	(67,819)
Depreciation and amortization	6,366	6,147
Other	(5,474)	(3,126)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	690	275
Deferred charges - retroactive reinsurance	431	416
Unearned premiums	1,735	2,492
Receivables and originated loans	(1,145)	(1,194)
Inventories	456	505
Other assets	(836)	(980)
Other liabilities	(3,782)	(2,721)
Income taxes	8,130	15,176
Net cash flows from operating activities	24,168	21,127
Cash flows from investing activities:
Purchases of equity securities	(4,306)	(7,442)
Sales of equity securities	97,123	25,833
Purchases of U.S. Treasury Bills and fixed maturity securities	(229,505)	(99,060)
Sales of U.S. Treasury Bills and fixed maturity securities	15,018	39,991
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	120,480	59,815
Acquisitions of businesses, net of cash acquired	(342)	(8,516)
Purchases of property, plant and equipment and equipment held for lease	(8,928)	(8,398)
Other	(191)	513
Net cash flows from investing activities	(10,651)	2,736
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,692	1,225
Repayments of borrowings of insurance and other businesses	(1,172)	(5,388)
Proceeds from borrowings of railroad, utilities and energy businesses	6,617	2,788
Repayments of borrowings of railroad, utilities and energy businesses	(7,192)	(2,187)
Changes in short-term borrowings, net	(3,161)	582
Acquisitions of treasury stock	(2,918)	(5,850)
Other, principally transactions with noncontrolling interests	(2,814)	(803)
Net cash flows from financing activities	(8,948)	(9,633)
Effects of foreign currency exchange rate changes	(141)	24
Increase (decrease) in cash and cash equivalents and restricted cash	4,428	14,254
Cash and cash equivalents and restricted cash at the beginning of the year*	38,643	36,399
Cash and cash equivalents and restricted cash at the end of the second quarter*	$43,071	$50,653
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$33,672	$32,260
Railroad, Utilities and Energy	4,350	3,551
Restricted cash included in other assets	621	588
	$38,643	$36,399
End of the second quarter—
Insurance and Other	$36,884	$44,611
Railroad, Utilities and Energy	5,440	5,444
Restricted cash included in other assets	747	598
	$43,071	$50,653

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Financial information in this Quarterly Report reflects all adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For several reasons, our results for interim periods may not be indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Given the size of our equity security investment portfolio, changes in market prices and the related changes in unrealized gains and losses on equity securities will produce significant volatility in our interim and annual earnings. In addition, gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies and asset impairment charges may cause significant variations in periodic net earnings.

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimation of certain losses assumed under insurance and reinsurance contracts. These estimates may be subject to significant adjustments in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of certain items that were previously required only on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for our 2024 annual Consolidated Financial Statements and interim periods beginning in 2025.

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

A summary of the values of Pilot’s assets acquired, liabilities assumed and noncontrolling interests as of January 31, 2023 follows (in millions).

Assets acquired		Liabilities assumed and noncontrolling interests
Property, plant and equipment	$8,015	Notes payable	$5,876
Goodwill*	6,605	Other liabilities	4,918
Other intangible assets	6,853	Liabilities assumed	10,794
Other assets	7,047	Noncontrolling interests, predominantly redeemable	3,361
		Liabilities assumed and noncontrolling interests	$14,155
Assets acquired	$28,520	Net assets	$14,365

——————

* Goodwill from this acquisition is expected to be deductible for income tax purposes.

Note 4. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,773	$3	$(13)	$4,763
Foreign governments	10,430	31	(42)	10,419
Corporate bonds	1,180	211	(5)	1,386
Other	220	17	(3)	234
	$16,603	$262	$(63)	$16,802
December 31, 2023
U.S. Treasury, U.S. government corporations and agencies	$10,308	$14	$(53)	$10,269
Foreign governments	11,788	58	(41)	11,805
Corporate bonds	1,212	241	(4)	1,449
Other	217	21	(3)	235
	$23,525	$334	$(101)	$23,758

Notes to Consolidated Financial Statements

Note 4. Investments in fixed maturity securities

As of June 30, 2024, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at June 30, 2024 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$11,002	$4,754	$577	$129	$141	$16,603
Fair value	10,990	4,756	766	139	151	16,802

Note 5. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2024*
Banks, insurance and finance	$28,585	$66,341	$94,926
Consumer products	14,862	98,407	113,269
Commercial, industrial and other	45,006	31,670	76,676
	$88,453	$196,418	$284,871

——————

* Approximately 72% of the aggregate fair value was concentrated in five companies (American Express Company – $35.1 billion; Apple Inc. – $84.2 billion; Bank of America Corporation – $41.1 billion; The Coca-Cola Company – $25.5 billion and Chevron Corporation – $18.6 billion).

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

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value, plus any accumulated and unpaid dividends. As of June 30, 2024, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion, which reflected mandatory redemptions by Occidental during 2023 of approximately $1.5 billion. The Occidental common stock warrants allow us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

On June 30, 2024, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 21.3% of its outstanding common stock. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Notes to Consolidated Financial Statements

Note 6. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of June 30, 2024, we owned 26.9% of the outstanding Kraft Heinz common stock and 28.8% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of the Occidental common stock warrants.

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

	Carrying Value		Fair Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Kraft Heinz	$13,161	$13,230	$10,486	$12,035
Occidental	16,455	15,410	16,090	14,552
Other	449	426
	$30,065	$29,066

As of June 30, 2024, the excess of the carrying values over the fair values of our investments in Kraft Heinz and Occidental was 20% and 2%, respectively, of the carrying values of each investment. We evaluated these investments for other-than-temporary impairment as of June 30, 2024. We considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, the operating results of the company, as well as other factors. Based on the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings was not required.

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

As of June 30, 2024, the carrying values of our investments in Kraft Heinz and Berkadia approximated our share of shareowners’ equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its shareholders’ equity as of March 31, 2024 by approximately $10 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

Our earnings and distributions received from equity method investments are summarized in the following table (in millions). As previously described, on February 1, 2023, we ceased accounting for Pilot under the equity method. Equity method earnings attributable to Pilot were $105 million for the month ending January 31, 2023. The earnings we recorded in the first six months of 2024 and 2023 for Occidental represented our share of its earnings for the six months ending March 31, 2024 and 2023, respectively.

	Equity in Earnings				Distributions Received
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2024	2023	2024	2023	2024	2023	2024	2023
Kraft Heinz	$27	$265	$242	$487	$130	$130	$260	$260
Occidental	200	234	463	604	55	36	96	61
Other	25	12	40	108	14	21	18	21
	$252	$511	$745	$1,199	$199	$187	$374	$342

Notes to Consolidated Financial Statements

Note 6. Equity method investments

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	June 29, 2024	December 30, 2023
Assets	$88,797	$90,339
Liabilities	39,766	40,617

	Second Quarter		First Six Months
	2024	2023	2024	2023
Sales	$6,476	$6,721	$12,887	$13,210
Net earnings attributable to Kraft Heinz common shareholders	102	1,000	903	1,836

Summarized consolidated financial information of Occidental follows (in millions).

	March 31, 2024	September 30, 2023
Assets	$74,277	$71,287
Liabilities	43,310	42,515

	Quarter ending March 31,		Six months ending March 31,
	2024	2023	2024	2023
Total revenues and other income	$6,010	$7,258	$13,539	$15,584
Net earnings attributable to Occidental common shareholders	718	983	1,747	2,710

Note 7. Investment gains (losses)

Investment gains (losses) in the second quarter and first six months of 2024 and 2023 are summarized as follows (in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$17,252	$33,046	$29,711	$63,763
Investment gains (losses) on securities sold during the period	6,633	31	(3,948)	1,001
	23,885	33,077	25,763	64,764
Fixed maturity securities:
Gross realized gains	1	8	14	132
Gross realized losses	(28)	(25)	(40)	(77)
Other	(1)	1	(4)	3,000
	$23,857	$33,061	$25,733	$67,819

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. Our proceeds from sales of equity securities were approximately $97.1 billion in the first six months of 2024 and $25.8 billion in 2023. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the acquisition date. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost. Our sales of equity securities produced taxable gains of $59.6 billion in the second quarter and $73.7 billion in the first six months of 2024 compared to taxable gains of $2.4 billion in the second quarter and $4.6 billion in the first six months of 2023. Other investment gains in the first six months of 2023 included a non-cash gain of approximately $3.0 billion from the remeasurement of our pre-existing 38.6% interest in Pilot through the application of acquisition accounting under GAAP.

Notes to Consolidated Financial Statements

Note 8. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	June 30, 2024	December 31, 2023
Loans and finance receivables, before allowances and discounts	$27,792	$26,289
Allowances for credit losses	(1,015)	(950)
Unamortized acquisition discounts and points	(692)	(658)
	$26,085	$24,681

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first six months of 2024 and 2023 follow (in millions).

	First Six Months
	2024	2023
Balance at the beginning of the year	$950	$856
Provision for credit losses	116	90
Charge-offs, net of recoveries	(51)	(34)
Balance at June 30	$1,015	$912

As of June 30, 2024, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of June 30, 2024 follows (in millions).

	Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Performing	$3,479	$5,207	$3,814	$3,189	$2,468	$8,715	$26,872
Non-performing	2	6	8	10	8	43	77
	$3,481	$5,213	$3,822	$3,199	$2,476	$8,758	$26,949

We also hold a limited number of commercial loans originated or acquired several years ago. The aggregate carrying value of these loans approximated $725 million at June 30, 2024 and $850 million at December 31, 2023. The loans are generally secured by real estate properties or by other assets and are individually evaluated for expected credit losses.

Note 9. Other receivables

Other receivables are comprised of the following (in millions).

	June 30, 2024	December 31, 2023
Insurance and other:
Insurance premiums receivable	$19,841	$19,052
Reinsurance recoverables	5,253	7,060
Trade receivables	15,568	14,449
Other	5,979	4,269
Allowances for credit losses	(674)	(656)
	$45,967	$44,174
Railroad, utilities and energy:
Trade receivables	$5,809	$6,034
Other	853	1,228
Allowances for credit losses	(160)	(176)
	$6,502	$7,086

Aggregate provisions for credit losses in the first six months with respect to receivables in the preceding table were $233 million in 2024 and $278 million in 2023. Charge-offs, net of recoveries, in the first six months were $230 million in 2024 and $280 million in 2023.

Notes to Consolidated Financial Statements

Note 10. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	June 30, 2024	December 31, 2023
Raw materials	$5,775	$6,026
Work in process and other	3,440	3,345
Finished manufactured goods	5,060	4,969
Goods acquired for resale	9,223	9,819
	$23,498	$24,159

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $4.3 billion at June 30, 2024 and $4.2 billion as of December 31, 2023.
Note 11. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	June 30, 2024	December 31, 2023
Land, buildings and improvements	$15,277	$15,058
Machinery and equipment	28,483	28,010
Furniture, fixtures and other	5,685	5,566
	49,445	48,634
Accumulated depreciation	(27,301)	(26,604)
	$22,144	$22,030

A summary of property, plant and equipment of our railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	June 30, 2024	December 31, 2023
Railroad:
Land, track structure and other roadway	$72,725	$71,692
Locomotives, freight cars and other equipment	16,461	16,256
Construction in progress	1,863	1,715
	91,049	89,663
Accumulated depreciation	(20,401)	(19,464)
	70,648	70,199
Utilities and energy:
Utility generation, transmission and distribution systems	97,682	96,195
Interstate natural gas pipeline assets	19,603	19,226
Independent power plants and other	14,891	14,781
Land, buildings and improvements	4,719	4,540
Machinery, equipment and other	4,040	3,855
Construction in progress	10,849	9,551
	151,784	148,148
Accumulated depreciation	(42,525)	(40,731)
	109,259	107,417
	$179,907	$177,616

Depreciation expense for the first six months of 2024 and 2023 is summarized below (in millions).

	First Six Months
	2024	2023
Insurance and other	$1,226	$1,158
Railroad, utilities and energy	3,553	3,494
	$4,779	$4,652

Notes to Consolidated Financial Statements

Note 12. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	June 30, 2024	December 31, 2023
Railcars	$10,148	$10,031
Aircraft	13,340	12,537
Other	5,683	5,576
	29,171	28,144
Accumulated depreciation	(11,753)	(11,197)
	$17,418	$16,947

Depreciation expense for equipment held for lease in the first six months was $695 million in 2024 and $623 million in 2023. Fixed and variable operating lease revenues for the second quarter and first six months of 2024 and 2023 are summarized below (in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Fixed lease revenue	$1,612	$1,478	$3,164	$2,895
Variable lease revenue	696	601	1,366	1,228
	$2,308	$2,079	$4,530	$4,123

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first six months of 2024 and for the year ended December 31, 2023 follow (in millions).

	June 30, 2024	December 31, 2023
Balance at the beginning of the year	$84,626	$78,119
Business acquisitions	10	7,347
Other, including acquisition period remeasurements and foreign currency translation	(225)	(840)
Balance at the end of the period*	$84,411	$84,626

——————

* Net of accumulated goodwill impairments of $11.1 billion as of June 30, 2024 and December 31, 2023.

Other intangible assets are summarized below (in millions).

	June 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$28,274	$8,214	$20,060	$28,305	$7,901	$20,404
Trademarks and trade names	5,625	859	4,766	5,619	846	4,773
Patents and technology	5,354	4,294	1,060	5,238	4,109	1,129
Other	4,765	1,863	2,902	4,826	1,805	3,021
	$44,018	$15,230	$28,788	$43,988	$14,661	$29,327
Railroad, utilities and energy:
Customer relationships and contracts	$4,093	$920	$3,173	$4,092	$791	$3,301
Trademarks and trade names	3,592	161	3,431	3,592	98	3,494
Other	1,173	209	964	1,174	156	1,018
	$8,858	$1,290	$7,568	$8,858	$1,045	$7,813

Other intangible assets of the railroad, utilities and energy businesses are included in other assets. Intangible asset amortization expense in the first six months was $892 million in 2024 and $872 million in 2023. Intangible assets with indefinite lives were $18.9 billion as of June 30, 2024 and December 31, 2023 and primarily related to certain customer relationships and trademarks and trade names.

Notes to Consolidated Financial Statements

Note 14. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 15), for each of the six-month periods ended June 30, 2024 and 2023 follow (in millions).

	2024	2023
Balance at the beginning of the year:
Gross liabilities	$111,082	$107,472
Reinsurance recoverable on unpaid losses	(4,893)	(5,025)
Net liabilities	106,189	102,447
Incurred losses and loss adjustment expenses:
Current accident year	28,359	29,827
Prior accident years	(1,167)	(1,948)
Total	27,192	27,879
Paid losses and loss adjustment expenses:
Current accident year	(9,491)	(9,968)
Prior accident years	(15,626)	(16,664)
Total	(25,117)	(26,632)
Foreign currency effect	(110)	267
Balance at June 30:
Net liabilities	108,154	103,961
Reinsurance recoverable on unpaid losses	4,650	5,069
Gross liabilities	$112,804	$109,030

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

We recorded net reductions of estimated ultimate liabilities for prior accident years of $1.2 billion in the first six months of 2024 and $1.9 billion in 2023, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 1.1% in 2024 and 1.9% in 2023.

Ultimate liabilities for prior accident years of primary insurance businesses in the first six months were reduced $433 million in 2024 and $1.1 billion in 2023, primarily attributable to lower than expected private passenger auto and medical professional liability losses. In the first six months, ultimate liabilities for prior accident years of property and casualty reinsurance businesses were reduced $734 million in 2024, primarily attributable to lower than expected property losses, and $883 million in 2023, from lower than expected property and casualty losses.

Notes to Consolidated Financial Statements

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date and may include significant levels of asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and thus, our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses for each of the six-month periods ended June 30, 2024 and 2023 follow (in millions).

	2024	2023
Balance at the beginning of the year	$34,647	$35,415
Incurred losses and loss adjustment expenses:
Current contract year	51	—
Prior contract years	(119)	15
Total	(68)	15
Paid losses and loss adjustment expenses	(1,066)	(1,033)
Foreign currency effect	(19)	24
Balance at June 30	$33,494	$34,421

Incurred losses and loss adjustment expenses	$(68)	$15
Deferred charge amortization and adjustments	431	416
Incurred losses and loss adjustment expenses included in the Consolidated Statements of Earnings	$363	$431

In the preceding table, the classification of incurred losses and loss adjustment expenses is based on the inception dates of the contracts, which reflect when our exposure to losses began. Incurred losses and loss adjustment expenses in the Consolidated Statements of Earnings include changes in estimated liabilities and related deferred charge asset amortization and adjustments arising from the changes in estimated timing and amount of future loss payments. Unamortized deferred charges on retroactive reinsurance contracts were $9.1 billion at June 30, 2024 and $9.5 billion at December 31, 2023.

Note 16. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities as of June 30, 2024 and 2023, disaggregated for our two primary product categories, periodic payment annuity and life and health insurance, follows. Other liabilities include incurred-but-not reported claims and claims in the course of settlement. Amounts are in millions.

	June 30,
	2024	2023
Periodic payment annuity	$10,378	$10,820
Life and health	4,167	5,523
Other	2,955	3,292
	$17,500	$19,635

Notes to Consolidated Financial Statements

Note 16. Long-duration insurance contracts

Reconciliations of periodic payment annuity and life and health insurance benefits liabilities for the first six months of 2024 and 2023 follow (in millions). The information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Periodic payment annuity		Life and health
	2024	2023	2024	2023
Expected future policy benefits:
Balance at the beginning of the year	$11,212	$10,640	$52,665	$52,008
Balance at the beginning of the year - original discount rates	11,681	11,549	65,871	63,584
Effect of cash flow assumption changes	—	—	(324)	10
Effect of actual versus expected experience	4	2	(12,836)	(411)
Change in benefits, net	(235)	(230)	(943)	(1,346)
Interest accrual	273	266	575	852
Foreign currency effect	15	83	(459)	100
Balance at June 30 - original discount rates	11,738	11,670	51,884	62,789
Effect of changes in discount rate assumptions	(1,360)	(850)	(12,739)	(12,741)
Balance at June 30	$10,378	$10,820	$39,145	$50,048

Expected future net premiums:
Balance at the beginning of the year			$46,916	$46,129
Balance at the beginning of the year - original discount rates			58,731	56,535
Effect of cash flow assumption changes			(326)	18
Effect of actual versus expected experience			(11,225)	(251)
Change in premiums, net			(876)	(1,222)
Interest accrual			507	745
Foreign currency effect			(436)	83
Balance at June 30 - original discount rates			46,375	55,908
Effect of changes in discount rate assumptions			(11,397)	(11,383)
Balance at June 30			$34,978	$44,525

Liabilities for future policy benefits:
Balance at June 30	$10,378	$10,820	$4,167	$5,523
Reinsurance recoverables	—	—	(49)	(1,549)
Balance at June 30, net of reinsurance recoverables	$10,378	$10,820	$4,118	$3,974

Liabilities for future life and health policy benefits and reinsurance recoverables declined in the first six months of 2024, primarily attributable to the commutations of certain life reinsurance contracts. The impacts of these contract commutations on expected future policy benefits and future net premiums were reflected in effects of actual versus expected experience.

Notes to Consolidated Financial Statements

Note 16. Long-duration insurance contracts

Other information relating to our long-duration insurance liabilities as of June 30, 2024 and 2023 follows (dollars in millions).

	Periodic payment annuity		Life and health
	2024	2023	2024	2023
Undiscounted expected future gross premiums	$—	$—	$94,942	$108,089
Discounted expected future gross premiums	—	—	55,787	65,599
Undiscounted expected future benefits	30,867	31,232	86,253	103,012
Weighted average discount rate	5.7%	5.3%	5.2%	5.0%
Weighted average accretion rate	4.8%	4.8%	2.7%	3.3%
Weighted average duration	16 years	18 years	13 years	14 years

Gross premiums earned and interest expense before reinsurance ceded for the first six months of 2024 and 2023 were as follows (in millions).

	Gross premiums		Interest expense
	2024	2023	2024	2023
Periodic payment annuity	$—	$—	$273	$266
Life and health	1,870	1,644	68	107

Note 17. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of June 30, 2024.

	Weighted Average Interest Rate	June 30, 2024	December 31, 2023
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2025-2047	3.5%	$3,745	$3,740
Euro denominated due 2025-2041	1.1%	4,895	6,145
Japanese Yen denominated due 2024-2060	0.9%	9,431	8,896
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,466	14,463
Great Britain Pound denominated due 2039-2059	2.5%	2,177	2,191
Euro denominated due 2030-2034	1.8%	1,334	1,374
Other subsidiary borrowings due 2024-2051	4.5%	4,623	4,696
Subsidiary short-term borrowings	7.2%	1,269	1,187
		$41,940	$42,692

Notes to Consolidated Financial Statements

Note 17. Notes payable and other borrowings

Berkshire parent company borrowings consist of senior unsecured debt. In the first six months of 2024, Berkshire repaid approximately $1.1 billion of maturing senior notes. In April 2024, Berkshire issued ¥263.3 billion (approximately $1.7 billion) of senior notes with interest rates ranging from 0.974% to 2.498% and maturity dates ranging from 2027 to 2054.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at June 30, 2024. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€5.85 billion, £1.75 billion and ¥1,522 billion par at June 30, 2024) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $588 million in the second quarter and $1.4 billion in the first six months of 2024 and $555 million in the second quarter and $529 million in the first six months of 2023.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of June 30, 2024.

	Weighted Average Interest Rate	June 30, 2024	December 31, 2023
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2025-2053	4.4%	$13,104	$13,101
Subsidiary and other debt due 2024-2064	4.6%	43,367	39,072
Short-term borrowings	6.2%	985	4,148
Pilot Travel Centers (“Pilot”) and subsidiaries	—	—	5,776
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2024-2097	4.7%	24,232	23,482
		$81,688	$85,579

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first six months of 2024, BHE subsidiaries issued $5.4 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $4.0 billion.

As of December 31, 2023, Pilot’s borrowings primarily represented secured syndicated loans. In March, 2024, certain Berkshire insurance subsidiaries loaned $5.7 billion to Pilot, which Pilot used to prepay its then outstanding third-party borrowings. BNSF’s borrowings are primarily senior unsecured debentures. In the second quarter of 2024, BNSF issued $1.3 billion of 5.5% debentures due in 2055 and repaid $500 million of maturing debentures. As of June 30, 2024, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

Unused lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $11.3 billion at June 30, 2024, of which approximately $10.1 billion related to BHE and its subsidiaries.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,763	$4,763	$4,729	$34	$—
Foreign governments	10,419	10,419	10,197	222	—
Corporate bonds	1,386	1,386	—	841	545
Other	234	234	—	234	—
Investments in equity securities	284,871	284,871	274,502	10	10,359
Investments in Kraft Heinz & Occidental common stock	29,616	26,576	26,576	—	—
Loans and finance receivables	26,085	25,555	—	824	24,731
Derivative contract assets (1)	241	241	39	184	18
Derivative contract liabilities (1)	281	281	2	138	141
Notes payable and other borrowings:
Insurance and other	41,940	37,204	—	37,179	25
Railroad, utilities and energy	81,688	74,069	—	74,069	—

December 31, 2023
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$10,269	$10,269	$10,234	$35	$—
Foreign governments	11,805	11,805	11,559	246	—
Corporate bonds	1,449	1,449	—	860	589
Other	235	235	—	235	—
Investments in equity securities	353,842	353,842	343,358	10	10,474
Investments in Kraft Heinz & Occidental common stock	28,640	26,587	26,587	—	—
Loans and finance receivables	24,681	24,190	—	892	23,298
Derivative contract assets (1)	334	334	39	282	13
Derivative contract liabilities (1)	213	213	7	111	95
Notes payable and other borrowings:
Insurance and other	42,692	39,184	—	39,153	31
Railroad, utilities and energy	85,579	81,036	—	81,036	—

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023 follow (in millions).

	Balance at January 1	Gains (losses) in earnings	Acquisitions (dispositions)	Balance at June 30
Investments in equity securities:
2024	$10,468	$(114)	$—	$10,354
2023	12,169	(86)	(1,286)	10,797

Quantitative information as of June 30, 2024 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,441	Discounted cash flow	Expected duration	5 years
			Discounts for liquidity and subordination	372 bps
Common stock warrants	1,913	Warrant pricing model	Expected duration	5 years
			Volatility	41%

Investments in equity securities in the preceding table include our investments in certain preferred stock and common stock warrants that do not have readily determinable market values as defined by GAAP. These investments are private placements with contractual terms that restrict transfers and currently prevent us from economically hedging our investments. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the warrant model are observable, we made assumptions regarding the expected duration and volatility.

Note 19. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first six months of 2024 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2023	639,328	(71,553)	567,775	1,528,152,352	(217,590,844)	1,310,561,508
Conversions of Class A to Class B common stock	(9,686)	—	(9,686)	14,529,000	—	14,529,000
Treasury stock acquired	—	(4,787)	(4,787)	—	—	—
Balance at June 30, 2024	629,642	(76,340)	553,302	1,542,681,352	(217,590,844)	1,325,090,508

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,436,696 shares outstanding as of June 30, 2024 and 1,441,483 shares outstanding as of December 31, 2023.

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

Note 20. Income taxes

Our consolidated effective income tax rates were 20.0% in the second quarter and 19.5% in the first six months of 2024 compared to 20.3% in the second quarter and 20.2% in the first six months of 2023. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 Act”) was signed into law. The 2022 Act contains numerous provisions, including a 15% corporate alternative minimum income tax (“CAMT”) on “adjusted financial statement income,” expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 Act are effective for tax years beginning after December 31, 2022. The extent to which the Company incurs CAMT will depend on the facts and circumstances of the given tax year. We do not expect to incur a CAMT liability in 2024. The Internal Revenue Service and the U.S. Department of Treasury may release additional guidance in the future. We will continue to evaluate the impact of the 2022 Act as more guidance becomes available.

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

Note 21. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the six months ending June 30, 2024 and 2023 follows (in millions).

	Unrealized gains (losses) on investments	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
First six months of 2024
Balance at the beginning of the year	$190	$(5,393)	$1,353	$(97)	$184	$(3,763)
Other comprehensive income	(22)	(747)	684	(1)	(6)	(92)
Balance at the end of the period	$168	$(6,140)	$2,037	$(98)	$178	$(3,855)

First six months of 2023
Balance at the beginning of the year	$(187)	$(6,142)	$1,541	$(552)	$288	$(5,052)
Other comprehensive income	174	592	71	41	(66)	812
Balance at the end of the period	$(13)	$(5,550)	$1,612	$(511)	$222	$(4,240)

Notes to Consolidated Financial Statements

Note 22. Supplemental cash flow information

A summary of supplemental cash flow information follows (in millions).

	First Six Months
	2024	2023
Cash paid during the period for:
Income taxes	$2,159	$2,962
Interest:
Insurance and other	671	725
Railroad, utilities and energy	1,797	1,857
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	19	10,815

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

PacifiCorp, a wholly-owned subsidiary of Berkshire’s 92% owned subsidiary, Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Oregon and other Western states. HomeServices of America, Inc. is a wholly-owned subsidiary of BHE. Certain legal matters related to these entities are described below.

PacifiCorp

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures, contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. These wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires (the “2020 Wildfires”) indicate over 2,000 structures destroyed, including residences; several other structures damaged; multiple individuals injured; and several fatalities.

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp’s service territory (the “2022 Wildfire”) burning over 60,000 acres. Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities. The 2020 Wildfires and 2022 Wildfire, together, are referred to as the “Wildfires”.

Investigations into the cause and origin of each of the Wildfires are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, a significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with the 2020 Wildfires for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, as well as punitive damages, other damages and attorneys’ fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, the U.S. and Oregon Departments of Justice have informed PacifiCorp that they are contemplating filing actions against PacifiCorp in connection with certain of the Oregon 2020 Wildfires. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims through alternative dispute resolution.

As of June 30, 2024, amounts sought in outstanding complaints and demands filed in Oregon and in certain demands in California approximated $3 billion, excluding any doubling or trebling of damages included in the complaints and the mass complaints described below that seek $43 billion. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount.

Based on available information to date, we believe it is probable that losses will be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation and similar processes.

Notes to Consolidated Financial Statements

Note 23. Contingencies and commitments

On September 30, 2020, a class action complaint against PacifiCorp was filed captioned Jeanyne James et al. v. PacifiCorp et al. (the “James case”), in Oregon Circuit Court in Multnomah County, Oregon (the “Multnomah Court”) in connection with the 2020 Wildfires. In April 2023, a jury trial for the James case with respect to 17 named plaintiffs began in Multnomah Court. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 named plaintiffs and to the class with respect to four wildfires. The jury found PacifiCorp’s conduct grossly negligent, reckless and willful as to each plaintiff and the entire class. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages.

In September 2023, the Multnomah Court ordered trial dates for three damages phase trials for the James case, wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah Court entered a limited judgment and money award for the June 2023 James case verdict of $92 million based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of insurance proceeds received by plaintiffs. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in the James case, including whether the case can proceed as a class action, and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp’s request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James case damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. Subsequently, the Multnomah Court increased the economic damages by $6 million and added $16 million of punitive damages, bringing the aggregate damages awarded to $84 million. In March 2024, the Multnomah Court granted in large part PacifiCorp’s request to offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs. In April 2024, the Multnomah Court entered a limited judgment and money award of $80 million for the January 2024 James verdict, based on the aggregate damages awarded, offset by insurance proceeds received by plaintiffs.

In March 2024, the jury for the second James case damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages and $30 million of noneconomic and punitive damages. In May 2024, the Multnomah Court granted PacifiCorp’s request to offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs. In June 2024, the Multnomah Court entered a limited judgment and money award of $38 million for the March 2024 James verdict, based on the aggregate amounts awarded, offset by insurance proceeds received by plaintiffs.

The January, April and June 2024 limited judgments created liens against PacifiCorp, attaching a debt for the money awards. In each instance, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict and further amended its appeal of the June 2023 verdict to include the March 2024 jury verdict. In March 2024, settlement was reached with five commercial timber plaintiffs in the James case, and the jury trial scheduled for April 2024 was cancelled.

In April, May and July 2024, four separate mass complaints against PacifiCorp naming 1,443 individual class members were filed in the Multnomah Court referencing the James case as the lead case. These mass complaints make allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the James case mass complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described above that are being appealed.

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

Notes to Consolidated Financial Statements

Note 23. Contingencies and commitments

Through June 30, 2024, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.7 billion, of which $251 million was recorded in the first six months of 2024 and $541 million was recorded in the first six months of 2023. Expected insurance recoveries recorded to date in connection with the Wildfires are $534 million, including $133 million in the first six months of 2023. No further insurance recoveries are expected to be available. Cumulative Wildfire loss payments to date through June 30, 2024 were approximately $775 million and an additional $246 million was paid subsequent to June 30, 2024. To date, PacifiCorp has reached additional settlements associated with the Wildfires totaling $199 million that have yet to be paid. As a result of the settlements, various scheduled trials have been cancelled. Estimated unpaid liabilities for the Wildfires were approximately $1.9 billion at June 30, 2024.

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

HomeServices of America, Inc.

HomeServices of America, Inc. (“HomeServices”) is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries (and in one case BHE) conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service (“MLS”) rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS (“Cooperative Compensation Rule”). None of the complaints specify damages sought. However, two cases also allege Texas state law deceptive trade practices claims, for which plaintiffs have provided written notice of the damages sought totaling approximately $9 billion by separate notice as required by Texas law.

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial in the U.S. District Court for the Western District of Missouri commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all co-defendants have reached settlements with the plaintiffs. The U.S District Court approved certain of these settlements in May 2024, which has been appealed to the U.S. Court of Appeals for the Eighth Circuit.

In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and its subsidiaries in the Burnett case as part of a proposed nationwide class settlement. The final settlement agreement, which includes scheduled payments over the next four years aggregating $250 million, has yet to be filed with the court and is ultimately subject to court approval. If the settlement is not approved by the court, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

Notes to Consolidated Financial Statements

Note 24. Revenues from contracts with customers

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the second quarter and first six months of 2024 and 2023 (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Pilot	Insurance, Corporate and other	Total
Three months ending June 30, 2024
Manufactured products:
Industrial and commercial	$7,459	$—	$55	$—	$—	$—	$—	$7,514
Building	5,233	—	—	—	—	—	—	5,233
Consumer	4,588	—	—	—	—	—	—	4,588
Grocery and convenience store distribution	—	7,500	—	—	—	—	—	7,500
Food and beverage distribution	—	4,478	—	—	—	—	—	4,478
Auto sales	—	—	2,714	—	—	—	—	2,714
Other retail and wholesale distribution	843	—	3,741	—	—	716	—	5,300
Service	402	245	1,437	5,698	1,204	68	—	9,054
Electricity, natural gas and fuel	—	—	—	—	4,977	12,161	—	17,138
Total	18,525	12,223	7,947	5,698	6,181	12,945	—	63,519
Other revenues	1,282	48	1,975	89	299	39	26,402	30,134
	$19,807	$12,271	$9,922	$5,787	$6,480	$12,984	$26,402	$93,653

Six months ending June 30, 2024
Manufactured products:
Industrial and commercial	$14,669	$—	$107	$—	$—	$—	$—	$14,776
Building	9,907	—	—	—	—	—	—	9,907
Consumer	8,781	—	—	—	—	—	—	8,781
Grocery and convenience store distribution	—	15,102	—	—	—	—	—	15,102
Food and beverage distribution	—	8,914	—	—	—	—	—	8,914
Auto sales	—	—	5,266	—	—	—	—	5,266
Other retail and wholesale distribution	1,662	—	7,509	—	—	1,330	—	10,501
Service	779	466	2,814	11,316	2,010	132	—	17,517
Electricity, natural gas and fuel	—	—	—	—	10,106	23,940	—	34,046
Total	35,798	24,482	15,696	11,316	12,116	25,402	—	124,810
Other revenues	2,520	89	3,898	108	629	76	51,392	58,712
	$38,318	$24,571	$19,594	$11,424	$12,745	$25,478	$51,392	$183,522

Notes to Consolidated Financial Statements

Note 24. Revenues from contracts with customers

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Pilot	Insurance, Corporate and other	Total
Three months ending June 30, 2023
Manufactured products:
Industrial and commercial	$7,221	$—	$54	$—	$—	$—	$—	$7,275
Building	5,178	—	—	—	—	—	—	5,178
Consumer	4,343	—	—	—	—	—	—	4,343
Grocery and convenience store distribution	—	7,535	—	—	—	—	—	7,535
Food and beverage distribution	—	4,902	—	—	—	—	—	4,902
Auto sales	—	—	2,789	—	—	—	—	2,789
Other retail and wholesale distribution	814	—	4,138	—	—	681	—	5,633
Service	347	213	1,390	5,791	1,217	88	—	9,046
Electricity, natural gas and fuel	—	—	—	—	4,779	13,903	—	18,682
Total	17,903	12,650	8,371	5,791	5,996	14,672	—	65,383
Other revenues	1,171	47	1,738	17	354	61	23,732	27,120
	$19,074	$12,697	$10,109	$5,808	$6,350	$14,733	$23,732	$92,503

Six months ending June 30, 2023*
Manufactured products:
Industrial and commercial	$14,450	$—	$119	$—	$—	$—	$—	$14,569
Building	9,936	—	—	—	—	—	—	9,936
Consumer	8,378	—	—	—	—	—	—	8,378
Grocery and convenience store distribution	—	15,328	—	—	—	—	—	15,328
Food and beverage distribution	—	9,664	—	—	—	—	—	9,664
Auto sales	—	—	5,354	—	—	—	—	5,354
Other retail and wholesale distribution	1,613	—	8,368	—	—	1,103	—	11,084
Service	701	497	2,716	11,776	2,028	109	—	17,827
Electricity, natural gas and fuel	—	—	—	—	10,070	22,918	—	32,988
Total	35,078	25,489	16,557	11,776	12,098	24,130	—	125,128
Other revenues	2,261	89	3,454	33	691	99	46,141	52,768
	$37,339	$25,578	$20,011	$11,809	$12,789	$24,229	$46,141	$177,896

——————

* Revenues from Pilot are for the five months ending June 30, 2023.

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of June 30, 2024 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity, natural gas and fuel	$3,099	$19,398	$22,497
Other sales and service contracts	3,333	5,529	8,862

Notes to Consolidated Financial Statements

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, freight rail transportation, utilities and energy, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. We acquired control of Pilot on January 31, 2023. In this presentation, revenues and pre-tax earnings of the Pilot segment in 2023 are for the five months ending June 30. Prior to January 31, 2023, our earnings from Pilot were determined under the equity method and were included in earnings from non-controlled businesses. Revenues and earnings before income taxes by segment for the second quarter and first six months of 2024 and 2023 were as follows (in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$10,469	$9,714	$20,703	$19,340
Berkshire Hathaway Primary Group	4,656	4,233	9,197	8,194
Berkshire Hathaway Reinsurance Group	6,828	6,614	13,527	12,823
Investment income	4,077	2,918	7,241	5,310
Total insurance	26,030	23,479	50,668	45,667
BNSF	5,805	5,828	11,465	11,847
BHE	6,492	6,362	12,769	12,813
Pilot	12,999	14,754	25,502	24,262
Manufacturing	19,840	19,102	38,369	37,391
McLane	12,458	12,883	24,933	25,942
Service and retailing	9,947	10,141	19,650	20,072
	93,571	92,549	183,356	177,994
Reconciliation to consolidated amount
Corporate, eliminations and other	82	(46)	166	(98)
	$93,653	$92,503	$183,522	$177,896

	Second Quarter		First Six Months
	2024	2023	2024	2023
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$1,786	$514	$3,714	$1,217
Berkshire Hathaway Primary Group	279	272	765	540
Berkshire Hathaway Reinsurance Group	782	827	1,694	1,058
Investment income	4,068	2,912	7,220	5,297
Total insurance	6,915	4,525	13,393	8,112
BNSF	1,622	1,615	3,141	3,264
BHE	326	624	758	847
Pilot	199	186	269	322
Manufacturing	3,129	3,103	6,043	5,714
McLane	142	129	307	242
Service and retailing	969	1,262	1,877	2,483
	13,302	11,444	25,788	20,984
Reconciliation to consolidated amount
Investment gains (losses)	23,857	33,061	25,733	67,819
Interest expense, not allocated to segments	(119)	(103)	(215)	(217)
Non-controlled businesses	252	511	745	1,199
Corporate, eliminations and other	845	522	1,792	402
	$38,137	$45,435	$53,843	$90,187

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders for the second quarter and first six months ended June 30, 2024 and 2023 are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Insurance – underwriting	$2,263	$1,247	$4,861	$2,158
Insurance – investment income	3,320	2,369	5,918	4,338
BNSF	1,227	1,264	2,370	2,511
Berkshire Hathaway Energy (“BHE”)	655	785	1,372	1,201
Pilot Travel Centers (“Pilot”)	171	114	238	197
Manufacturing, service and retailing	3,209	3,389	6,230	6,371
Non-controlled businesses*	220	535	625	1,103
Investment gains	18,750	25,869	20,230	53,308
Other	533	340	1,206	229
Net earnings attributable to Berkshire Hathaway shareholders	$30,348	$35,912	$43,050	$71,416

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

Our periodic operating results may be affected in future periods due to impacts of ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events. We cannot reliably predict the future economic effects of these factors or events on our businesses.

Insurance underwriting after-tax earnings increased $1.0 billion in the second quarter and $2.7 billion in the first six months of 2024 compared to 2023. Earnings in 2024 benefited from improved operating results at GEICO. We also experienced no significant catastrophe events in the first six months of 2024, while after-tax losses from significant catastrophe events during the first six months of 2023 were approximately $450 million. After-tax earnings from insurance investment income increased $951 million in the second quarter and $1.6 billion in the first six months of 2024 compared to 2023, driven by higher interest income from our short-term investments in U.S. Treasury Bills.

After-tax earnings of BNSF declined 2.9% in the second quarter and 5.6% in the first six months of 2024 compared to 2023. Earnings in 2024 reflected litigation-related charges but benefited from improved employee productivity and lower costs. After-tax earnings of BHE declined $130 million in the second quarter and increased $171 million in the first six months of 2024 compared to 2023. The earnings decrease in the second quarter reflected lower earnings from the U.S. utilities and higher earnings from natural gas pipelines, whereas in the first six months of 2024, earnings increases were generated in the U.S. utilities, natural gas pipelines and other energy businesses, partly offset by lower earnings from the real estate brokerage businesses. BHE’s results in 2024 and 2023 were negatively affected by litigation-related costs.

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

After-tax earnings from our manufacturing, service and retailing businesses decreased 5.3% in the second quarter and 2.2% in the first six months of 2024 compared to 2023. Earnings in 2024 reflected increases at several of our manufacturing businesses, which were more than offset by lower earnings from our service and retailing businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Investment gains predominantly derive from our investments in equity securities and include significant net unrealized gains and losses from market price changes. We believe that investment gains and losses on these investments, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported periodic results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Investment gains in the first six months of 2023 also included an after-tax non-cash remeasurement gain of approximately $2.4 billion related to our previously held 38.6% interest in Pilot through the application of the acquisition accounting method.

Other earnings included after-tax foreign currency exchange rate gains of $446 million in the second quarter and $1.0 billion in the first six months of 2024 and $465 million in the second quarter and $448 million in the first six months of 2023 related to the non-U.S. Dollar denominated debt issued by Berkshire and Berkshire Hathaway Finance Corporation (“BHFC”). The gains reflected strengthening of the U.S. Dollar.

Insurance—Underwriting

Our management views our insurance business as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett and Berkshire’s corporate investment managers. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains and losses. We consider investment income as an integral component of our overall insurance operating results. However, we consider investment gains and losses, whether realized or unrealized, as non-operating. We believe that such gains and losses are not meaningful in understanding the periodic operating results of our insurance businesses.

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our property and casualty reinsurance businesses. We currently consider pre-tax incurred losses exceeding $150 million from a current year catastrophic event to be significant. We experienced no significant catastrophe events during the first six months of 2024, while significant events in 2023 derived from a cyclone and floods in New Zealand.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, can also significantly affect our periodic underwriting results. Our periodic underwriting earnings may also be impacted by foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated liabilities of our U.S.-based subsidiaries due to foreign currency exchange rate fluctuations.

We provide primary insurance and reinsurance products covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to produce pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. Time-value-of-money is an important element in establishing prices for retroactive reinsurance and periodic payment annuity policies. We normally receive premiums at the contract inception date, which are then available for investment. Ultimate claim payments can extend for decades and are expected to exceed premiums, producing underwriting losses over the claim settlement periods through deferred charge asset amortization and liability discount accretion charges.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Pre-tax underwriting earnings:
GEICO	$1,786	$514	$3,714	$1,217
Berkshire Hathaway Primary Group	279	272	765	540
Berkshire Hathaway Reinsurance Group	782	827	1,694	1,058
Pre-tax underwriting earnings	2,847	1,613	6,173	2,815
Income taxes	584	366	1,312	657
Net underwriting earnings	$2,263	$1,247	$4,861	$2,158
Effective income tax rate	20.5%	22.6%	21.3%	23.4%

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

	Second Quarter				First Six Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$10,458		$9,449		$21,254		$19,509
Premiums earned	$10,469	100.0	$9,714	100.0	$20,703	100.0	$19,340	100.0
Losses and loss adjustment expenses	7,755	74.1	8,192	84.3	15,169	73.3	16,184	83.7
Underwriting expenses	928	8.8	1,008	10.4	1,820	8.8	1,939	10.0
Total losses and expenses	8,683	82.9	9,200	94.7	16,989	82.1	18,123	93.7
Pre-tax underwriting earnings	$1,786		$514		$3,714		$1,217

GEICO’s pre-tax underwriting earnings in the first six months of 2024 reflected higher average premiums per auto policy, lower claims frequencies and improved operating efficiencies compared to 2023, partially offset by a rise in average claims severities and less favorable development of prior accident years’ claims estimates.

Premiums written increased $1.0 billion (10.7%) in the second quarter and $1.7 billion (8.9%) in the first six months of 2024 compared to 2023, reflecting an increase in average written premiums per auto policy of 11.3%, primarily attributable to rate increases, partially offset by a 4.3% decrease in policies-in-force over the past year. The rate of decline in policies-in-force slowed in the first half of 2024, driven by increased new business and higher retention rates. Premiums earned increased $755 million (7.8%) in the second quarter and $1.4 billion (7.0%) in the first six months of 2024 compared to 2023.

Losses and loss adjustment expenses declined $437 million (5.3%) in the second quarter and $1.0 billion (6.3%) in the first six months of 2024 compared to 2023. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 74.1% in the second quarter and 73.3% in the first six months of 2024, decreases of 10.2 percentage points and 10.4 percentage points, respectively, compared to 2023. The loss ratio declines reflected the impact of higher average earned premium per auto policy and lower claims frequencies, partially offset by increases in average claims severities and less favorable development of prior accident years’ claims estimates.

Claims frequencies in 2024 declined for property damage (two to three percent range) and collision (six to seven percent range) coverages versus 2023, with bodily injury coverage down slightly. Average claims severities in 2024 increased for property damage (eight to ten percent range), collision (six to eight percent range) and bodily injury (seven to nine percent range) coverages compared to 2023. Losses and loss adjustment expenses in the first six months included reductions in the ultimate loss estimates for prior accident years’ claims of $205 million in 2024 and $888 million in 2023.

Underwriting expenses declined $80 million (7.9%) in the second quarter and $119 million (6.1%) in the first six months of 2024 compared to 2023. GEICO’s expense ratio (underwriting expenses to premiums earned) in the first six months of 2024 was 8.8%, a decrease of 1.2 percentage points compared to 2023. The decline was attributable to improved operating efficiencies and increased operating leverage, partially offset by increased advertising expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,931		$4,757		$9,424		$8,915
Premiums earned	$4,656	100.0	$4,233	100.0	$9,197	100.0	$8,194	100.0
Losses and loss adjustment expenses	3,093	66.4	2,861	67.6	5,905	64.2	5,517	67.3
Underwriting expenses	1,284	27.6	1,100	26.0	2,527	27.5	2,137	26.1
Total losses and expenses	4,377	94.0	3,961	93.6	8,432	91.7	7,654	93.4
Pre-tax underwriting earnings	$279		$272		$765		$540

Premiums written increased $174 million (3.7%) in the second quarter and $509 million (5.7%) in the first six months of 2024 compared to 2023, primarily due to comparative increases across several of the businesses, partially offset by lower volumes at GUARD. Premiums earned increased 10.0% in the second quarter and 12.2% in the first six months of 2024 versus 2023.

Losses and loss adjustment expenses rose $232 million (8.1%) in the second quarter and $388 million (7.0%) in the first six months of 2024 compared to 2023, reflecting the increases in earned premiums. The loss ratio decreased 1.2 percentage points in the second quarter and 3.1 percentage points in the first six months of 2024 compared to 2023, reflecting lower incurred losses from significant catastrophes and changes in business mix. Incurred losses from significant catastrophes in the first six months of 2023 were approximately $40 million versus none in 2024. Additionally, reductions of liabilities for losses and loss adjustment expenses attributable to prior accident years in the first six months of 2024 were $51 million greater than in 2023.

BH Primary insurers write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. Ultimate claim liabilities could be greater than anticipated due to a variety of factors, including adverse legal and judicial rulings.

Underwriting expenses increased $184 million (16.7%) in the second quarter and $390 million (18.2%) in the first six months of 2024 compared to 2023, reflecting the increases in premiums earned. The underwriting expense ratio increased 1.6 percentage points in the second quarter and 1.4 percentage points in the first six months of 2024 compared to 2023.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), General Reinsurance Corporation, General Reinsurance AG and Transatlantic Reinsurance Company. We also write life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”). We assume property and casualty risks under retroactive reinsurance contracts written through NICO and we write periodic payment annuity contracts through BHLN.

A summary of BHRG’s premiums earned and pre-tax underwriting results follows (in millions).

	Second Quarter				First Six Months
	Premiums earned		Pre-tax underwriting earnings (loss)		Premiums earned		Pre-tax underwriting earnings (loss)
	2024	2023	2024	2023	2024	2023	2024	2023
Property/casualty	$5,608	$5,325	$1,022	$1,124	$11,043	$10,474	$2,030	$1,514
Life/health	1,220	1,289	73	47	2,449	2,349	181	184
Retroactive reinsurance	—	—	(161)	(263)	35	—	(308)	(458)
Periodic payment annuity	—	—	(163)	(211)	—	—	(314)	(375)
Variable annuity	—	—	11	130	—	—	105	193
	$6,828	$6,614	$782	$827	$13,527	$12,823	$1,694	$1,058

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,547		$5,866		$12,002		$12,134
Premiums earned	$5,608	100.0	$5,325	100.0	$11,043	100.0	$10,474	100.0
Losses and loss adjustment expenses	3,124	55.7	2,793	52.5	6,117	55.4	6,180	59.0
Underwriting expenses	1,462	26.1	1,408	26.4	2,896	26.2	2,780	26.5
Total losses and expenses	4,586	81.8	4,201	78.9	9,013	81.6	8,960	85.5
Pre-tax underwriting earnings	$1,022		$1,124		$2,030		$1,514

Premiums written declined 5.4% in the second quarter and 1.1% in the first six months of 2024 compared to 2023, primarily due to reductions of property volumes. We generally do not retrocede the risks we assume. Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant catastrophe loss events. Premiums earned increased 5.3% in the second quarter and 5.4% in the first six months of 2024 compared to 2023.

Losses and loss adjustment expenses increased $331 million (11.9%) in the second quarter and decreased $63 million (1.0%) in the first six months of 2024 versus 2023. The loss ratio increased 3.2 percentage points in the second quarter and declined 3.6 percentage points in the first six months of 2024 compared to 2023. We experienced no significant catastrophe loss events in the first six months of 2024. Catastrophe losses were approximately $130 million in the second quarter and $530 million in the first six months of 2023. Reductions in liabilities for losses and loss adjustment expenses attributable to prior accident years were $734 million in the first six months of 2024 compared to $883 million in 2023.

Underwriting expenses increased $54 million (3.8%) in the second quarter and $116 million (4.2%) in the first six months of 2024 compared to 2023. Underwriting expenses included pre-tax foreign currency exchange gains from the remeasurement of certain non-U.S. Dollar denominated liabilities of $25 million in the second quarter and $51 million in the first six months of 2024 compared to losses of $118 million in the second quarter and $192 million in the first six months of 2023. Before the foreign currency exchange gains and losses, underwriting expenses increased $197 million in the second quarter and $359 million in the first six months of 2024 compared to 2023, primarily due to the increases in premiums earned and changes in property business mix.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,226		$1,292		$2,457		$2,353
Premiums earned	$1,220	100.0	$1,289	100.0	$2,449	100.0	$2,349	100.0
Life and health benefits	842	69.0	1,020	79.1	1,675	68.4	1,698	72.3
Underwriting expenses	305	25.0	222	17.3	593	24.2	467	19.9
Total benefits and expenses	1,147	94.0	1,242	96.4	2,268	92.6	2,165	92.2
Pre-tax underwriting earnings	$73		$47		$181		$184

Premiums earned declined $69 million (5.4%) in the second quarter and increased $100 million (4.3%) in the first six months of 2024 compared to 2023. The year-to-date increase was primarily due to the commutation of several U.S. life contracts in the first quarter of 2023, which reduced premiums earned by $161 million and life benefits and underwriting expenses by $302 million in 2023. Premiums earned in each period of 2024 also reflected lower non-U.S. life business compared to 2023. Pre-tax underwriting earnings increased $26 million in the second quarter and were relatively unchanged in the first six months of 2024 compared to 2023. Earnings included gains from life contract commutations in the first six months of $50 million in 2024 and $137 million in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Retroactive reinsurance

Pre-tax underwriting losses from retroactive reinsurance derive from deferred charge amortization, changes in the estimated timing and amounts of future claim payments and foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated contracts. Pre-tax underwriting losses before foreign currency effects were $135 million in the second quarter and $327 million in the first six months of 2024 compared to $245 million in the second quarter and $434 million in the first six months of 2023. The declines in underwriting losses were primarily due to net reductions in estimated ultimate liabilities of $119 million in the second quarter of 2024.

Unpaid losses assumed under retroactive reinsurance contracts were $33.5 billion at June 30, 2024, a decline of $1.2 billion since December 31, 2023. Unamortized deferred charges on retroactive reinsurance contracts were $9.1 billion at June 30, 2024, a decline of $431 million since December 31, 2023. Deferred charge amortization is included in underwriting earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity business is price and demand-sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. In 2023 and through the first six months of 2024, prices for new business were at unacceptable levels and we wrote no new business in either period.

Pre-tax underwriting losses from periodic payment annuity contracts in each period were attributable to the accretion of time-value discounted liabilities, which included liabilities for contracts without life contingencies, and to foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Pre-tax underwriting losses before foreign currency exchange effects in the first six months were $299 million in 2024 and $292 million in 2023. Discounted periodic payment annuity liabilities were $14.4 billion at June 30, 2024 and included liabilities of $4.0 billion for contracts without life contingencies, as well as the effects of the quarterly discount rate changes on contracts with life-contingent liabilities recorded in accumulated other comprehensive income.

Variable annuity

The runoff of our variable annuity guarantee reinsurance contracts produced pre-tax earnings of $11 million in the second quarter and $105 million in the first six months of 2024 and $130 million in the second quarter and $193 million in the first six months of 2023. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2024	2023	2024	2023	Second Quarter	First Six Months
Dividend income	$1,469	$1,522	$2,690	$2,766	(3.5)%	(2.7)%
Interest and other investment income	2,599	1,390	4,530	2,531	87.0	79.0
Pre-tax net investment income	4,068	2,912	7,220	5,297	39.7	36.3
Income taxes and noncontrolling interests	748	543	1,302	959
Net investment income	$3,320	$2,369	$5,918	$4,338
Effective income tax rate	18.4%	18.6%	18.0%	18.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

Dividend income declined $53 million (3.5%) in the second quarter and $76 million (2.7%) in the first six months of 2024 compared to 2023. The reductions reflected the impact of changes in our equity security holdings, partially offset by higher dividend rates on certain of our holdings. Dividend income also varies from period to period due to the frequency and timing of dividends from certain investees.

Interest and other investment income increased $1.2 billion (87.0%) in the second quarter and $2.0 billion (79.0%) in the first six months of 2024 over 2023. The increases were attributable to an increase in short-term investments in U.S. Treasury Bills and higher interest rates. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges on retroactive reinsurance contracts and deferred policy acquisition costs. The effects of discount rate changes recorded in accumulated other comprehensive income for long-duration insurance contracts are excluded from float, as such amounts are not included in underwriting earnings. Float was approximately $169 billion at June 30, 2024 and December 31, 2023.

A summary of cash and investments held in our insurance businesses as of June 30, 2024 and December 31, 2023 follows (in millions).

	June 30, 2024	December 31, 2023
Cash, cash equivalents and U.S. Treasury Bills	$224,239	$121,845
Equity securities	276,139	345,653
Fixed maturity securities	16,643	23,617
Other	1,047	1,188
	$518,068	$492,303

Fixed maturity securities as of June 30, 2024 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$4,670	$(10)	$4,660
Foreign governments	10,414	(11)	10,403
Corporate and other	1,361	219	1,580
	$16,445	$198	$16,643

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

	Second Quarter		First Six Months
	2024	2023	2024	2023
Railroad operating revenues	$5,717	$5,704	$11,361	$11,592
Railroad operating expenses:
Compensation and benefits	1,318	1,378	2,725	2,691
Fuel	822	833	1,676	1,797
Purchased services	494	489	986	1,000
Depreciation and amortization	665	650	1,325	1,295
Equipment rents, materials and other	598	540	1,106	1,133
Total	3,897	3,890	7,818	7,916
Railroad operating earnings	1,820	1,814	3,543	3,676
Interest expense	(267)	(256)	(532)	(513)
Other revenues (expenses), net	69	57	130	101
Pre-tax earnings	1,622	1,615	3,141	3,264
Income taxes	395	351	771	753
Net earnings	$1,227	$1,264	$2,370	$2,511
Effective income tax rate	24.4%	21.7%	24.5%	23.1%

A summary of BNSF’s railroad freight volumes by business group (cars/units in thousands) follows.

	Cars/Units				Percentage Change
	Second Quarter		First Six Months		Second	First Six
	2024	2023	2024	2023	Quarter	Months
Consumer products	1,330	1,157	2,602	2,223	15.0%	17.0%
Industrial products	401	407	789	796	(1.5)	(0.9)
Agricultural products	308	278	619	578	10.8	7.1
Coal	256	360	549	729	(28.9)	(24.7)
	2,295	2,202	4,559	4,326	4.2	5.4

Railroad operating revenues were relatively unchanged in the second quarter and decreased 2.0% in the first six months of 2024 compared to 2023. Average revenue per car/unit declined 3.7% in the second quarter and 6.8% in the first six months of 2024 compared to 2023, resulting from lower fuel surcharge revenue and business mix changes. Car/unit volumes increased 4.2% in the second quarter and 5.4% in the first six months of 2024 compared to 2023. Pre-tax earnings increased 0.4% in the second quarter and decreased 3.8% in the first six months of 2024 compared to 2023. Operating earnings in the second quarter and first six months of 2024 were negatively affected by litigation accruals and otherwise benefited from improved productivity and lower operating costs.

Operating revenues from consumer products were $2.1 billion in the second quarter and $4.1 billion in the first six months of 2024, increases of 12.0% and 8.8%, respectively, from 2023. The revenue increases were attributable to higher volumes of 15.0% in the second quarter and 17.0% in the first six months of 2024 compared to 2023, partially offset by lower average revenue per car/unit. The volume increases were primarily due to higher intermodal shipments from West Coast imports and volumes from a new intermodal customer.

Operating revenues from industrial products were $1.4 billion in the second quarter and $2.8 billion in the first six months of 2024, decreases of 0.4% and 0.9%, respectively, from 2023. The second quarter revenue decline was attributable to reduced volumes of 1.5%, partially offset by higher average revenue per car/unit. The revenue decline in the first six months was primarily due to slightly lower revenue per car/unit and a 0.9% reduction in volumes. The volume declines in each period were primarily due to lower aggregates, taconite, minerals and waste shipments, partially offset by higher volumes in petroleum products and plastics.

Operating revenues from agricultural products were $1.4 billion in the second quarter and $2.9 billion in the first six months of 2024, increases of 10.1% and 3.1%, respectively, compared to 2023. The revenue increases were attributable to higher volumes of 10.8% in the second quarter and 7.1% in the first six months of 2024 compared to 2023, partially offset by lower average revenue per car/unit. The volume increases were primarily due to higher grain exports, renewable fuels and fertilizer shipments, partially offset by lower domestic grain volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Operating revenues from coal were $608 million in the second quarter and $1.4 billion in the first six months of 2024, declines of 35.0% and 30.1%, respectively, from 2023. The revenue declines were attributable to reduced volumes of 28.9% in the second quarter and 24.7% in the first six months of 2024 compared to 2023 and lower average revenue per car/unit. The volume decreases were primarily attributable to lower natural gas prices, which displaces coal as a fuel used by utilities.

Railroad operating expenses were $3.9 billion in the second quarter and $7.8 billion in the first six months of 2024, a slight increase (0.2%) and a decrease of $98 million (1.2%), respectively, compared to 2023. Compensation and benefits expenses decreased $60 million (4.4%) in the second quarter and increased $34 million (1.3%) in the first six months of 2024 compared to 2023. The decrease in the second quarter was primarily due to increased employee productivity, partially offset by wage inflation. The increase in the first six months of 2024 was primarily due to the increases in volumes and wage inflation, partially offset by increased employee productivity. Fuel expenses declined $11 million (1.3%) in the second quarter and $121 million (6.7%) in the first six months of 2024 compared to 2023, reflecting lower average fuel prices, partially offset by higher volumes. Equipment rents, materials and other expenses increased $58 million (10.7%) in the second quarter and decreased $27 million (2.4%) in the first six months of 2024 compared to 2023. Other expenses in the second quarter and first six months of 2024 included litigation costs related to the recent judgment in the ongoing legal case with the Swinomish Tribe, which BNSF has appealed. Otherwise, equipment rents, materials and other expenses in the 2024 periods declined compared to 2023, primarily due to cost reductions across various spend categories and lower property taxes.

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

	Second Quarter		First Six Months
	2024	2023	2024	2023
Revenues:
Energy operating revenue	$5,115	$4,933	$10,360	$10,404
Real estate operating revenue	1,289	1,296	2,155	2,171
Other income	88	133	254	238
Total revenue	6,492	6,362	12,769	12,813
Costs and expenses:
Energy cost of sales	1,527	1,566	3,197	3,521
Energy operating expenses	2,774	2,357	5,218	5,147
Real estate operating costs and expenses	1,240	1,250	2,326	2,170
Interest expense	625	565	1,270	1,128
Total costs and expenses	6,166	5,738	12,011	11,966
Pre-tax earnings	326	624	758	847
Income tax benefit*	(434)	(379)	(827)	(742)
Net earnings after income taxes	760	1,003	1,585	1,589
Noncontrolling interests of BHE subsidiaries	39	130	75	244
Net earnings attributable to BHE	721	873	1,510	1,345
Noncontrolling interests and preferred stock dividends	66	88	138	144
Net earnings attributable to Berkshire Hathaway shareholders	$655	$785	$1,372	$1,201
Effective income tax rate	(133.1)%	(60.7)%	(109.1)%	(87.6)%

——————

* Includes significant production tax credits from wind-powered electricity generation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE (“net earnings”) follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2024	2023	2024	2023	Second Quarter	First Six Months
U.S. utilities	$267	$430	$643	$593	(37.9)%	8.4%
Natural gas pipelines	234	187	733	556	25.1	31.8
Other energy businesses	379	389	661	572	(2.6)	15.6
Real estate brokerage	43	34	(116)	—	26.5	—
Corporate interest and other	(202)	(167)	(411)	(376)	21.0	9.3
	$721	$873	$1,510	$1,345	(17.4)	12.3

Our U.S. utilities operate independently in several states, including Oregon, Utah, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings declined $163 million in the second quarter and increased $50 million in the first six months of 2024 compared to 2023. Pre-tax loss accruals, net of expected insurance recoveries, for the Wildfires were $251 million in the second quarter and first six months of 2024 and $408 million in the first six months of 2023, recorded primarily in the first quarter. See Note 23 to the accompanying Consolidated Financial Statements for additional information on the Wildfires.

In addition, net earnings of U.S. utilities in the second quarter and first six months of 2024 reflected comparative increases in other income, electric utility margin (operating revenue less cost of sales) and income tax benefits from higher recognized wind production tax credits, partially offset by higher interest expense and increases in other energy operating expenses. Interest expense increased $84 million in the second quarter and $186 million in the first six months of 2024 over 2023, largely due to increased borrowings, including $4.4 billion of subsidiary term debt issued in January 2024 with a weighted average interest rate of 5.5%. The increases in other energy operating expenses were primarily due to higher vegetation management and other wildfire mitigation costs, legal and insurance expenses and general and plant maintenance costs.

The U.S. utilities’ electric utility margin was $1.9 billion in the second quarter and $3.6 billion in the first six months of 2024, increases of $79 million (4.4%) and $102 million (2.9%) compared to 2023. The increases reflected higher retail customer rates in certain territories and higher retail customer volumes, partially offset by higher energy costs and lower wholesale volumes and rates. Retail customer volumes increased 3.2% overall (up 5.4% at NV Energy, 3.3% at PacifiCorp and 0.7% at MEC) in the first six months of 2024 compared to the same period in 2023, primarily due to increases in customer usage and in the average number of customers, partially offset by an overall unfavorable impact of weather.

Net earnings of natural gas pipelines increased $47 million in the second quarter and $177 million in the first six months of 2024 compared to 2023. The increases in earnings reflected reductions in earnings attributable to noncontrolling interests due to the acquisition of an additional 50% ownership interest in the Cove Point facility on September 1, 2023, as well as increased margin on gas sales and higher transportation revenue.

Net earnings of other energy businesses declined $10 million in the second quarter and increased $89 million in the first six months of 2024 compared to 2023. The increase in earnings for the first six months of 2024 reflected higher earnings at Northern Powergrid and the non-regulated retail services business, partially offset by lower earnings at the renewable energy business. The increase at Northern Powergrid was attributable to higher distribution revenue due to higher tariffs from inflation adjustments and lower income tax expense attributable to expenses recognized in 2023 for the U.K. Energy Profits Levy and a group relief tax claim benefit recognized in 2024, partially offset by unfavorable results at the natural gas exploration business and higher other operating expenses. Earnings from the renewable energy business decreased in the first six months of 2024 versus 2023, mainly due to lower earnings from wind tax equity investments in 2024 and debt extinguishment gains recognized in 2023.

Net earnings of real estate brokerage increased $9 million in the second quarter and declined $116 million in the first six months of 2024 compared to 2023. The decline for the first six months of 2024 was primarily attributable to expense accruals by HomeServices in connection with the ongoing real estate industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its affiliates as part of a proposed nationwide class settlement. See Note 23 to the accompanying Consolidated Financial Statements for additional information.

Net losses from corporate interest and other increased $35 million in the second quarter and first six months of 2024 compared to 2023, mainly due to lower other income and higher technology and administrative costs.

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

Pilot’s earnings for the second quarter and the first six months ending June 30, 2024 and 2023, as well as the five months ending June 30, 2023, are summarized below (dollars in millions). Revenues, costs and expenses for the first month of 2023 were not included in our Consolidated Financial Statements.

			First Six	Five Months Ending	First Six
	Second Quarter		Months	June 30,	Months
	2024	2023	2024	2023	2023
Revenues	$12,999	$14,754	$25,502	$24,262	$29,282
Cost of sales	11,893	13,600	23,450	22,405	27,099
Operating expenses	824	855	1,606	1,351	1,564
Interest expense	83	113	177	184	208
Pre-tax earnings	199	186	269	322	$411
Income taxes and noncontrolling interests	28	72	31	125
Net earnings attributable to Berkshire Hathaway shareholders	$171	$114	$238	$197

Revenues declined $1.8 billion (11.9%) in the second quarter and $3.8 billion (12.9%) in the first six months of 2024 compared to the same periods in 2023. The declines were attributable to lower average fuel prices and a decline in volumes from wholesale fuel and fuel marketing businesses. Pre-tax earnings increased 7.0% in the second quarter and declined 34.5% in the first six months of 2024 compared to the same periods in 2023. Pilot’s gross margin declined 2.2% in the second quarter of 2024 compared to 2023, which was more than offset by lower operating and interest expenses. The gross margin declined 4.1% in the first six months of 2024 compared to 2023 and operating expenses increased 2.7%, including higher store expenses and depreciation and amortization expenses, partially offset by lower interest expense. The year-to-date increase in store expenses was primarily attributable to increases in labor, marketing and maintenance costs. In March 2024, Pilot borrowed $5.7 billion from certain Berkshire insurance subsidiaries and repaid its third party borrowings. The interest on the intercompany borrowings is included in interest expense in the earnings summary above and in insurance investment income on page 34.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
					Second	First Six
	2024	2023	2024	2023	Quarter	Months
Revenues
Manufacturing	$19,840	$19,102	$38,369	$37,391	3.9%	2.6%
Service and retailing	22,405	23,024	44,583	46,014	(2.7)	(3.1)
	$42,245	$42,126	$82,952	$83,405
Pre-tax earnings
Manufacturing	$3,129	$3,103	$6,043	$5,714	0.8%	5.8%
Service and retailing	1,111	1,391	2,184	2,725	(20.1)	(19.9)
	4,240	4,494	8,227	8,439
Income taxes and noncontrolling interests	1,031	1,105	1,997	2,068
Net earnings*	$3,209	$3,389	$6,230	$6,371
Effective income tax rate	23.7%	23.9%	23.6%	23.8%
Pre-tax earnings as a percentage of revenues	10.0%	10.7%	9.9%	10.1%

——————

* Excludes certain acquisition accounting expenses, which primarily related to the amortization of identifiable intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $137 million in the second quarter and $262 million in the first six months of 2024 and $174 million in the second quarter and $352 million in the first six months of 2023. These expenses are included in “Other” in the summary of earnings on page 29 and in the “Other” earnings section on page 45.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Revenues
Industrial products	$9,273	$8,876	$18,156	$17,739
Building products	6,897	6,693	12,986	12,703
Consumer products	3,670	3,533	7,227	6,949
	$19,840	$19,102	$38,369	$37,391
Pre-tax earnings
Industrial products	$1,664	$1,520	$3,221	$2,961
Building products	1,083	1,227	2,085	2,122
Consumer products	382	356	737	631
	$3,129	$3,103	$6,043	$5,714
Pre-tax earnings as a percentage of revenues
Industrial products	17.9%	17.1%	17.7%	16.7%
Building products	15.7	18.3	16.1	16.7
Consumer products	10.4	10.1	10.2	9.1

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)) and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into twelve groups. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International), pipeline flow improvement technology and products (LiquidPower Specialty Products) and a structural steel fabrication products business (W&W|AFCO Steel).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Revenues of the industrial products group increased $397 million (4.5%) in the second quarter and $417 million (2.4%) in the first six months of 2024 compared to 2023. Pre-tax earnings increased $144 million (9.5%) in the second quarter and $260 million (8.8%) in the first six months of 2024 compared to 2023. Pre-tax earnings as a percentage of revenues for the first six months of 2024 increased 1.0 percentage points compared to the first six months of 2023.

PCC’s revenues were $2.7 billion in the second quarter and $5.2 billion in the first six months of 2024, increases of 15.0% and 12.6%, respectively, compared to 2023. The revenue increases were primarily attributable to higher demand for aerospace products, and to a lesser degree, power generation products. Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products. PCC’s pre-tax earnings increased 27.5% in the second quarter and 22.4% in the first six months of 2024 compared to 2023. The earnings increases were primarily attributable to sales increases and improving manufacturing and operating efficiencies. Continued growth in revenues and earnings will be predicated on the ability to successfully increase production levels to match the expected growth in aerospace product demand.

Lubrizol’s revenues were $1.7 billion in the second quarter of 2024, an increase of 4.4% over 2023, attributable to higher volumes, partially offset by lower selling prices and unfavorable product mix. Revenues in the first six months of 2024 decreased 0.7% to $3.3 billion compared to 2023, as lower selling prices and unfavorable product mix were partially offset by higher volumes. Sales volumes in the second quarter and first six months of 2024 increased 11% and 6%, respectively, compared to 2023, attributable to stronger demand and customer inventory restocking following the customer destocking in 2023. Lubrizol’s pre-tax earnings increased 53.2% in the second quarter and 48.8% in the first six months of 2024 due to lower raw material costs, higher volumes and lower operating expenses, partially offset by the impact of lower selling prices and unfavorable product mix.

Marmon’s revenues were $3.2 billion in the second quarter and $6.2 billion in the first six months of 2024, decreases of 1.5% and 3.5%, respectively, compared to 2023. The Transportation Products group experienced significant revenue declines due to reduced volumes, following very strong demand in recent years. The Metal Services and Retail Solutions groups also experienced lower revenues due to reduced customer demand. Conversely, higher copper prices and increased volumes increased revenues for the Electrical group, and the Rail & Leasing group generated higher revenues due to higher average lease renewal rates and increased railcar repair prices and volumes.

Marmon’s pre-tax earnings decreased 8.8% in the second quarter and 7.8% in the first six months of 2024 compared to 2023. The declines reflected lower earnings from the Transportation Products, Metals Services and Retail Solutions groups due to the revenue declines, lower earnings from the Crane Services group and lower financial and other income, partially offset by higher earnings in the Rail & Leasing and Water Technologies groups.

IMC’s revenues were $1.0 billion in the second quarter and $2.0 billion in the first six months of 2024, decreases of 2.8% and 1.2%, respectively, compared to 2023. Revenues in the first six months of 2024 reflected lower organic sales and unfavorable foreign currency translation from a stronger U.S. Dollar, partially offset by business acquisitions and higher interest income. IMC’s pre-tax earnings declined 8.7% in the second quarter and 6.3% in the first six months of 2024 compared to 2023, reflecting lower gross margins and higher selling and marketing expenses, partially offset by higher interest and other income. IMC operates globally and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted to-date by the conflicts in the region.

Building products

The building products group includes manufactured and site-built home construction and related lending and financial services (Clayton Homes), flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Brick Company), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek).

Revenues of the building products group increased $204 million (3.0%) in the second quarter and $283 million (2.2%) in the first six months of 2024 compared to 2023. Pre-tax earnings decreased $144 million (11.7%) in the second quarter and $37 million (1.7%) in the first six months of 2024 compared to 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Clayton Homes’ revenues increased 8.7% to $3.1 billion in the second quarter and 8.9% to $5.9 billion in the first six months of 2024 compared to 2023. Revenues from home sales increased $293 million (7.1%) in the first six months of 2024, reflecting higher new home unit sales of 11.5%, partially offset by lower average selling prices. Also, financial services revenues increased 14.6% in the first six months of 2024 compared to 2023, primarily due to increased interest income from higher average loan balances and a slight increase in average interest rates. Loan balances, net of allowances for credit losses, were approximately $25.4 billion as of June 30, 2024, an increase of 12.9% since June 30, 2023. Clayton Homes funds a portion of its loan portfolio balances with borrowings from Berkshire finance subsidiaries.

Clayton Homes’ pre-tax earnings declined $55 million (10.0%) in the second quarter and $10 million (1.0%) in the first six months of 2024 compared to 2023, primarily attributable to lower earnings from manufacturing in each period, partially offset by increased earnings from financial services in the first six months. The declines in earnings from manufacturing reflected lower gross margin rates due to the increased cost of building Zero Energy Ready homes (such incremental costs are partially offset by income tax credits) and higher operating expenses. The increase in financial services earnings was primarily attributable to increased net interest income, partially offset by increased expected loan loss provisions and insurance claims. Interest expense on borrowings from Berkshire affiliates is reflected in Clayton Homes’ earnings, and the corresponding interest income is included in other earnings on page 45. In the third quarter of 2024, borrowings from Berkshire affiliates were increased to better match the current installment loan balances. Earnings from financial services will be reduced in the future by the incremental interest expense from such borrowings.

Our other building products businesses generated revenues of approximately $3.8 billion in the second quarter and $7.1 billion in the first six months of 2024, decreases of $46 million (1.2%) in the second quarter and $195 million (2.7%) in the first six months of 2024 versus 2023. Sales volumes in the 2024 periods increased at Johns Manville and declined at our other businesses in the group, while average selling prices were lower at Johns Manville and slightly higher at our other businesses.

Pre-tax earnings of our other building products businesses declined $88 million (13.1%) in the second quarter and $28 million (2.4%) in the first six months of 2024 compared to 2023. Earnings as a percentage of revenues in the first six months of 2024 were 15.9%, essentially unchanged compared to 2023. Earnings in 2024 were negatively impacted by increased restructuring and legal costs, which were partially offset by higher average gross margin rates from lower input costs and improved manufacturing efficiencies.

Consumer products

The consumer products group includes recreational vehicles (Forest River), several apparel and footwear operations (Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports), high-performance batteries (Duracell) and a global toy company (Jazwares). This group also includes custom picture framing products (Larson-Juhl) and jewelry products (Richline).

Consumer products group revenues increased $137 million (3.9%) in the second quarter and $278 million (4.0%) in the first six months of 2024 compared to 2023. The increases were primarily attributable to higher revenues from Forest River, Jazwares and Brooks Sports, partially offset by lower revenues from Fruit of the Loom and Richline. Forest River revenues increased 7.8% in the first six months of 2024, reflecting a 9.4% increase in unit sales, which included the impact of business acquisitions over the past year. Average selling prices for recreational vehicles declined in 2024 and increased for bus and commercial vehicles, attributable to changes in product mix and price competition. Jazwares and Brooks Sports revenues increased 20.3% and 12.3%, respectively, in the first six months of 2024 over 2023, primarily attributable to higher volumes.

Consumer products group pre-tax earnings increased $26 million (7.3%) in the second quarter and $106 million (16.8%) in the first six months of 2024 versus 2023. Earnings from Forest River declined 3.6% in the second quarter and increased 6.1% in the first six months of 2024 compared to 2023. Forest River’s earnings in the second quarter of 2024 were negatively affected by lower gross margin rates, primarily attributable to changes in sales mix and higher materials and chassis costs. Apparel and footwear earnings increased 40.8% in the first six months of 2024 from 2023, primarily due to Brooks Sports, the impact of lower product and supply chain costs and the effects of restructuring activities at certain of our apparel businesses in 2023. Apparel business earnings were negatively impacted in 2023 by low sales volumes and rising raw materials, freight, labor and other operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Revenues
Service	$5,211	$5,181	$10,362	$10,500
Retailing	4,736	4,960	9,288	9,572
McLane	12,458	12,883	24,933	25,942
	$22,405	$23,024	$44,583	$46,014
Pre-tax earnings
Service	$633	$824	$1,224	$1,661
Retailing	336	438	653	822
McLane	142	129	307	242
	$1,111	$1,391	$2,184	$2,725
Pre-tax earnings as a percentage of revenues
Service	12.1%	15.9%	11.8%	15.8%
Retailing	7.1	8.8	7.0	8.6
McLane	1.1	1.0	1.2	0.9

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

Service group revenues increased $30 million (0.6%) in the second quarter and declined $138 million (1.3%) in the first six months of 2024 compared to 2023. The decline in the first six months of 2024 was primarily attributable to lower revenues from TTI and the leasing businesses, partially offset by higher revenues from the aviation services businesses and IPS. TTI revenues declined 10.6% in the second quarter and 13.1% in the first six months of 2024 compared to 2023. Sales at TTI declined in the first six months of 2024 across most regions, markets and product lines, attributable to excess inventory levels within supply chains, which contributed to lower customer demand. These conditions are generally expected to continue over the remainder of 2024. Revenues from aviation services increased 10.4% in the second quarter and 9.5% in the first six months of 2024 versus 2023, primarily due to increases in the number of aircraft in shared aircraft ownership programs and an increase in flight hours across NetJets’ various programs, higher training hours at FlightSafety, as well as higher average rates. Additionally, IPS revenues increased 14.5% in the second quarter and 13.1% in the first six months of 2024 compared to 2023.

Service group pre-tax earnings declined $191 million (23.2%) in the second quarter and $437 million (26.3%) in the first six months of 2024 compared to 2023. Pre-tax earnings as a percentage of revenues fell 4.0 percentage points in the first six months of 2024 compared to 2023. Earnings from TTI declined 50.8% in the second quarter and 50.0% in the first six months of 2024 compared to 2023. The earnings declines reflected the impact of lower sales and price competition, which contributed to reduced gross margin rates, as well as higher operating expenses. Earnings from aviation services declined 8.0% in the second quarter and 9.1% in the first six months of 2024 versus 2023, primarily attributable to increased maintenance, personnel and fuel costs, as well as higher depreciation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), representing 69% of our combined retailing revenues in the first six months of 2024. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers vehicle service contracts and operates two insurance businesses. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 17% of the combined retailing group revenues in the first six months of 2024.

Other retailing businesses include three jewelry retailers (Borsheims, Helzberg and Ben Bridge). Other businesses also offer confectionery products (See’s Candy), high-quality kitchen tools (Pampered Chef), party supplies, school supplies and toys and novelties (Oriental Trading Company) and motorcycle accessories (Louis).

Retailing group revenues declined 4.5% in the second quarter to $4.7 billion and 3.0% to $9.3 billion in the first six months of 2024 compared to 2023. BHA vehicle sales revenues decreased 1.7% in the first six months of 2024 versus 2023, reflecting lower pre-owned and wholesale sales, partially offset by higher new vehicle sales. New vehicle unit sales in the first six months of 2024 increased 8.4%, which was partially offset by lower average selling prices compared to 2023. The declines in new vehicle selling prices were attributable to increased price competition and product mix changes. Revenues from BHA’s parts/service/repair operations declined slightly in the first six months of 2024 versus 2023. Home furnishing revenues in the first six months of 2024 declined 8.5% versus 2023, primarily attributable to lower customer traffic and sales volumes and increasing price competition. Also, aggregate revenues of our other retailers declined 6.8% in the first six months of 2024 compared to 2023.

Retailing group pre-tax earnings declined $102 million (23.3%) in the second quarter and $169 million (20.6%) in the first six months of 2024 compared to 2023. BHA’s pre-tax earnings declined 8.2% in the second quarter and 9.8% in the first six months of 2024 compared to 2023, primarily due to lower vehicle gross profit margins, partially offset by higher investment income from finance/service contract operations and lower operating expenses. Aggregate pre-tax earnings for the remainder of our retailing group declined $79 million (48.6%) in the second quarter and $116 million (42.3%) in the first six months of 2024 compared to 2023. Nearly all of our other retailers generated lower earnings in 2024 compared to 2023, reflecting challenging business conditions that contributed to reduced sales and increased operating expenses.

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

Revenues declined 3.3% in the second quarter and 3.9% in the first six months of 2024 compared to 2023, primarily attributable to lower unit volumes. The revenue reductions were primarily in the restaurant business, which experienced a comparative 8.3% sales decline in the first six months of 2024 compared to 2023. Pre-tax earnings increased $13 million (10.1%) in the second quarter and $65 million (26.9%) in the first six months of 2024 compared to 2023. The increases in earnings reflected increases in the overall gross margin rate and lower year-to-date operating expenses, which more than offset the impact of lower sales.

Non-Controlled Businesses

After-tax earnings of our non-controlled businesses in 2024 and 2023 included our proportionate share of earnings of Kraft Heinz, Occidental Petroleum and Berkadia. Earnings in 2023 also included our 38.6% share of Pilot’s earnings in January, after which Pilot became a consolidated subsidiary. After-tax equity earnings in non-controlled businesses declined $315 million in the second quarter and $478 million in the first six months of 2024 versus 2023. The declines in 2024 reflected lower earnings from Kraft Heinz and Occidental and the inclusion of Pilot in January 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Gains (Losses)

A summary of investment gains (losses) recorded in earnings follows (dollars in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Investment gains (losses)	$23,857	$33,061	$25,733	$67,819
Income taxes and noncontrolling interests	5,107	7,192	5,503	14,511
Net earnings	$18,750	$25,869	$20,230	$53,308
Effective income tax rate	21.3%	21.7%	21.3%	21.3%

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

Pre-tax investment gains and losses included net unrealized gains of $17.3 billion in the second quarter and $29.7 billion in the first six months of 2024 and $33.0 billion in the second quarter and $63.8 billion in the first six months of 2023 on securities we held at the end of the applicable period. In addition, we recognized gains of $6.6 billion in the second quarter and losses of $3.9 billion in the first six months of 2024 attributable to changes in market prices on equity securities we sold during the applicable period. In the second quarter and first six months of 2023, we recognized gains on securities we sold during each period of $31 million and $1.0 billion, respectively.

Taxable gains and losses on equity securities sold generally represent the difference between sales proceeds and the original cost of the securities sold. Sales of equity securities produced taxable gains of $59.6 billion in the second quarter and $73.7 billion in the first six months of 2024 compared to $2.4 billion in the second quarter and $4.6 billion in the first six months of 2023. Pre-tax investment gains in the first six months of 2023 also included a non-cash gain of approximately $3.0 billion related to the remeasurement of our pre-existing interest in Pilot to fair value through the application of acquisition accounting upon attaining control of Pilot for financial reporting purposes.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	Second Quarter		First Six Months
	2024	2023	2024	2023
Acquisition accounting expenses	$(137)	$(200)	$(262)	$(402)
Corporate interest expense, before foreign currency effects	(67)	(54)	(122)	(118)
Foreign currency exchange rate gains on Berkshire and BHFC non-U.S. Dollar senior notes	446	465	1,043	448
Other earnings	291	129	547	301
	$533	$340	$1,206	$229

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. These charges arise primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains pertain to Berkshire’s and BHFC’s Japanese Yen, Euro and Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Other earnings consist primarily of Berkshire parent company investment income, corporate expenses, intercompany interest income on loans to operating subsidiaries when the related interest expense is included in earnings of the operating subsidiaries, and unallocated income taxes. Other earnings increased in 2024 primarily due to increased interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at June 30, 2024 was $601.7 billion, an increase of $40.4 billion since December 31, 2023. Net earnings attributable to Berkshire shareholders were $43.1 billion for the first six months of 2024 and included after-tax investment gains of approximately $20.2 billion. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to purchase a minimum or subject to maximum repurchase amounts. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $2.9 billion in the first six months of 2024 to repurchase its common stock.

At June 30, 2024, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $271.5 billion, which included $237.6 billion in U.S. Treasury Bills. Investments in equity and fixed maturity securities (excluding our investments in Kraft Heinz and Occidental common stock) were $301.7 billion. A significant portion of our consolidated cash and investments are held in our regulated insurance subsidiaries. During the first six months of 2024, we paid $4.3 billion to acquire equity securities and we received $97.1 billion from sales of equity securities, which contributed to the increase in investments in U.S. Treasury Bills over that period. On January 16, 2024, we acquired the remaining 20% noncontrolling ownership interest in Pilot for $2.6 billion.

Our consolidated borrowings at June 30, 2024 were $123.6 billion, of which over 95% were issued by the Berkshire parent company and BHFC, or by BNSF and BHE and its subsidiaries. Berkshire parent company debt outstanding at June 30, 2024 was $18.1 billion, a decrease of $710 million from December 31, 2023. In April 2024, Berkshire issued an aggregate ¥263.3 billion (approximately $1.7 billion) of senior notes. In the first six months of 2024, senior note maturities were $1.1 billion and we recorded reductions on borrowings of $1.3 billion from changes in foreign currency exchange rates on Berkshire parent company non-U.S. Dollar denominated debt.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.0 billion at June 30, 2024, relatively unchanged from December 31, 2023. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $24.2 billion as of June 30, 2024, an increase of $750 million from December 31, 2023. In June 2024, BNSF issued $1.3 billion of 5.5% debentures due in 2055. BHE’s aggregate borrowings increased $1.1 billion in the first six months of 2024 to approximately $57.5 billion at June 30. In the first six months of 2024, BHE subsidiaries issued $5.4 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $4.0 billion. Pilot prepaid third-party borrowings of $5.7 billion in the first quarter of 2024. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first six months of 2024, our diverse group of businesses generated net operating cash flows of $24.2 billion. Operating cash flows over the remainder of 2024 will be reduced by significant income tax payments derived from taxable gains on disposals of equity securities. The gross proceeds from these sales were included in cash flows from investing activities. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $8.9 billion in the first six months of 2024, which included capital expenditures by BNSF and BHE of $5.9 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. Forecasted capital expenditures for BHE and BNSF over the remainder of 2024 are approximately $7.4 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2024 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our Consolidated Balance Sheet as of June 30, 2024 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $146.3 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2024 included goodwill of acquired businesses of $84.4 billion and indefinite-lived intangible assets of $18.9 billion. In connection with the annual goodwill impairment review in the fourth quarter of 2023, the estimated fair values of nine reporting units did not exceed our carrying values by at least 20%. Our estimated aggregate fair value of these units at that time was approximately $58.5 billion, which exceeded our aggregate carrying value of approximately $54.9 billion. Goodwill of these reporting units totaled approximately $17.3 billion. Three of these reporting units that were acquired in late 2022 and early 2023, which in the aggregate, had estimated fair values of $21.5 billion, or 1.5% greater than the carrying value, and aggregate goodwill of approximately $8.5 billion.

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

As of June 30, 2024, we concluded it was more likely than not that goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on changes in market and economic conditions and events affecting our businesses, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in equity securities; the occurrence of one or more catastrophic events, such as an earthquake, hurricane, geopolitical conflict, act of terrorism or cyber-attack that causes losses insured by our insurance subsidiaries and/or losses to our business operations; the frequency and severity of epidemics, pandemics or other outbreaks, and other events that negatively affect our operating results and restrict our access to borrowed funds through the capital markets at reasonable rates; changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries; changes in federal income tax laws; and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2024, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Information with respect to Berkshire’s Class A and Class B common stock repurchased during the second quarter of 2024 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
April
Class A common stock	455	$620,809.76	455	*
Class B common stock	—	$—	—	*

May
Class A common stock	100	$626,685.61	100	*
Class B common stock	—	$—	—	*

June
Class A common stock	—	$—	—	*
Class B common stock	—	$—	—	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 3, 2024	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer