Form 10-Q
period 2024-09-30
BERKSHIRE HATHAWAY INC
filed 2024-11-04
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of October 21, 2024:

Class A —	551,977
Class B —	1,328,446,516

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents*	$32,287	$33,672
Short-term investments in U.S. Treasury Bills	288,031	129,619
Investments in fixed maturity securities	16,042	23,758
Investments in equity securities	271,650	353,842
Equity method investments	30,133	29,066
Loans and finance receivables	27,106	24,681
Other receivables	45,458	44,174
Inventories	23,617	24,159
Property, plant and equipment	22,300	22,030
Equipment held for lease	17,796	16,947
Goodwill	50,946	50,868
Other intangible assets	28,797	29,327
Deferred charges - retroactive reinsurance	8,885	9,495
Other	20,959	19,568
	884,007	811,206
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,894	4,350
Receivables	6,588	7,086
Property, plant and equipment	182,176	177,616
Goodwill	33,662	33,758
Regulatory assets	5,452	5,565
Other	30,472	30,397
	263,244	258,772
	$1,147,251	$1,069,978

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $3.6 billion at September 30, 2024 and $4.8 billion at December 31, 2023.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Unpaid losses and loss adjustment expenses	$115,836	$111,082
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	33,060	34,647
Unearned premiums	32,997	30,507
Life, annuity and health insurance benefits	18,612	20,213
Other policyholder liabilities	11,107	11,545
Accounts payable, accruals and other liabilities	34,724	32,402
Payable for purchases of U.S. Treasury Bills	14,868	—
Aircraft repurchase liabilities and unearned lease revenues	8,941	8,253
Notes payable and other borrowings	43,651	42,692
	313,796	291,341
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	21,769	22,461
Regulatory liabilities	6,917	6,818
Notes payable and other borrowings	80,856	85,579
	109,542	114,858
Income taxes, principally deferred	92,107	93,009
Total liabilities	515,445	499,208
Redeemable noncontrolling interests	—	3,261
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,478	34,480
Accumulated other comprehensive income	(3,692)	(3,763)
Retained earnings	676,524	607,350
Treasury stock, at cost	(79,249)	(76,802)
Berkshire Hathaway shareholders’ equity	629,069	561,273
Noncontrolling interests	2,737	6,236
Total shareholders’ equity	631,806	567,509
	$1,147,251	$1,069,978

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Revenues:
Insurance and Other:
Insurance premiums earned	$22,055	$21,360	$65,482	$61,717
Sales and service revenues	38,863	39,456	115,227	116,970
Leasing revenues	2,315	2,104	6,845	6,227
Interest, dividend and other investment income	5,896	4,047	15,450	11,122
	69,129	66,967	203,004	196,036
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,885	5,828	17,242	17,637
Utility and energy operating revenues	16,598	19,033	52,336	53,543
Service revenues and other income	1,383	1,382	3,935	3,890
	23,866	26,243	73,513	75,070
Total revenues	92,995	93,210	276,517	271,106

Investment gains (losses)	20,514	(29,778)	46,247	38,041

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	15,163	13,719	42,718	42,029
Life, annuity and health benefits	925	1,144	2,824	3,057
Insurance underwriting expenses	4,934	3,496	12,733	10,812
Cost of sales and services	30,323	31,049	90,109	91,989
Cost of leasing	1,774	1,489	5,204	4,423
Selling, general and administrative expenses	7,324	5,120	17,292	15,727
Interest expense	315	311	961	953
	60,758	56,328	171,841	168,990
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,855	4,038	11,705	12,213
Utility and energy cost of sales and other expenses	14,607	18,249	47,694	50,254
Other expenses	1,104	1,089	3,341	3,149
Interest expense	899	949	2,799	2,774
	20,465	24,325	65,539	68,390
Total costs and expenses	81,223	80,653	237,380	237,380
Earnings (loss) before income taxes and equity method earnings	32,286	(17,221)	85,384	71,767
Equity method earnings	222	262	967	1,461
Earnings (loss) before income taxes	32,508	(16,959)	86,351	73,228
Income tax expense (benefit)	6,028	(4,392)	16,541	13,839
Net earnings (loss)	26,480	(12,567)	69,810	59,389
Earnings attributable to noncontrolling interests	229	200	509	740
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$26,251	$(12,767)	$69,301	$58,649
Net earnings (loss) per average equivalent Class A share	$18,272	$(8,824)	$48,205	$40,422
Net earnings (loss) per average equivalent Class B share*	$12.18	$(5.88)	$32.14	$26.95
Average equivalent Class A shares outstanding	1,436,706	1,446,925	1,437,619	1,450,934
Average equivalent Class B shares outstanding	2,155,058,383	2,170,387,690	2,156,427,917	2,176,400,554

——————

* Net earnings (loss) per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 19.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Net earnings (loss)	$26,480	$(12,567)	$69,810	$59,389
Other comprehensive income:
Unrealized gains (losses) on investments	134	11	109	217
Applicable income taxes	(31)	(7)	(28)	(39)
Foreign currency translation	900	(801)	139	(169)
Applicable income taxes	57	(7)	49	(22)
Long-duration insurance contract discount rate changes	(882)	920	(23)	1,040
Applicable income taxes	188	(204)	13	(253)
Defined benefit pension plans	(19)	14	(18)	66
Applicable income taxes	4	(1)	3	(13)
Other, net	(157)	23	(170)	(40)
Other comprehensive income, net	194	(52)	74	787
Comprehensive income	26,674	(12,619)	69,884	60,176
Comprehensive income attributable to noncontrolling interests	260	180	512	747
Comprehensive income attributable to Berkshire Hathaway shareholders	$26,414	$(12,799)	$69,372	$59,429

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
For the third quarter and first nine months of 2024
Balance at December 31, 2023	$34,488	$(3,763)	$607,350	$(76,802)	$6,236	$567,509
Net earnings	—	—	12,702	—	130	12,832
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	(287)	—	—	(23)	(310)
Acquisitions of common stock	—	—	—	(2,573)	—	(2,573)
Transactions with noncontrolling interests and other	502	—	—	—	(48)	454
Balance at March 31, 2024	$34,990	$(4,050)	$619,925	$(79,375)	$6,295	$577,785
Net earnings	—	—	30,348	—	150	30,498
Other comprehensive income, net	—	195	—	—	(5)	190
Acquisitions of common stock	—	—	—	(345)	—	(345)
Transactions with noncontrolling interests and other	9	—	—	—	(166)	(157)
Balance at June 30, 2024	$34,999	$(3,855)	$650,273	$(79,720)	$6,274	$607,971
Net earnings	—	—	26,251	—	229	26,480
Other comprehensive income, net	—	163	—	—	31	194
Acquisitions of common stock	—	—	—	—	—	—
Transactions with noncontrolling interests and other	487	—	—	471	(3,797)	(2,839)
Balance at September 30, 2024	$35,486	$(3,692)	$676,524	$(79,249)	$2,737	$631,806

For the third quarter and first nine months of 2023
Balance at December 31, 2022	$35,175	$(5,052)	$511,127	$(67,826)	$8,257	$481,681
Net earnings	—	—	35,504	—	253	35,757
Other comprehensive income, net	—	76	—	—	6	82
Acquisitions of common stock	—	—	—	(4,439)	—	(4,439)
Transactions with noncontrolling interests and other	(11)	—	—	—	7	(4)
Balance at March 31, 2023	$35,164	$(4,976)	$546,631	$(72,265)	$8,523	$513,077
Net earnings	—	—	35,912	—	287	36,199
Other comprehensive income, net	—	736	—	—	21	757
Acquisitions of common stock	—	—	—	(1,303)	—	(1,303)
Transactions with noncontrolling interests and other	(16)	—	—	—	(163)	(179)
Balance at June 30, 2023	$35,148	$(4,240)	$582,543	$(73,568)	$8,668	$548,551
Net earnings (loss)	—	—	(12,767)	—	200	(12,567)
Other comprehensive income, net	—	(32)	—	—	(20)	(52)
Acquisitions of common stock	—	—	—	(1,087)	—	(1,087)
Transactions with noncontrolling interests and other	(667)	—	—	—	(2,681)	(3,348)
Balance at September 30, 2023	$34,481	$(4,272)	$569,776	$(74,655)	$6,167	$531,497

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Nine Months
	2024	2023
Cash flows from operating activities:
Net earnings	$69,810	$59,389
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(46,247)	(38,041)
Depreciation and amortization	9,572	9,357
Other	(7,181)	(5,556)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	2,885	848
Deferred charges - retroactive reinsurance	610	605
Unearned premiums	2,510	3,091
Receivables and originated loans	(1,747)	(2,861)
Inventories	232	275
Other assets	(1,549)	(860)
Other liabilities	(1,729)	693
Income taxes	(1,195)	7,856
Net cash flows from operating activities	25,971	34,796
Cash flows from investing activities:
Purchases of equity securities	(5,809)	(9,142)
Sales of equity securities	133,218	32,786
Purchases of U.S. Treasury Bills and fixed maturity securities	(385,224)	(178,503)
Sales of U.S. Treasury Bills and fixed maturity securities	30,755	44,325
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	226,901	106,879
Acquisitions of businesses, net of cash acquired	(362)	(8,564)
Purchases of property, plant and equipment and equipment held for lease	(13,629)	(13,701)
Other	(405)	608
Net cash flows from investing activities	(14,555)	(25,312)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,689	1,306
Repayments of borrowings of insurance and other businesses	(1,964)	(5,657)
Proceeds from borrowings of railroad, utilities and energy businesses	6,617	5,013
Repayments of borrowings of railroad, utilities and energy businesses	(8,046)	(3,913)
Changes in short-term borrowings, net	(3,407)	252
Acquisitions of treasury stock	(2,918)	(6,978)
Other, principally transactions with noncontrolling interests	(4,984)	(4,292)
Net cash flows from financing activities	(12,013)	(14,269)
Effects of foreign currency exchange rate changes	(54)	(10)
Increase (decrease) in cash and cash equivalents and restricted cash	(651)	(4,795)
Cash and cash equivalents and restricted cash at the beginning of the year*	38,643	36,399
Cash and cash equivalents and restricted cash at the end of the third quarter*	$37,992	$31,604
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$33,672	$32,260
Railroad, Utilities and Energy	4,350	3,551
Restricted cash included in other assets	621	588
	$38,643	$36,399
End of the third quarter—
Insurance and Other	$32,287	$25,573
Railroad, Utilities and Energy	4,894	5,267
Restricted cash included in other assets	811	764
	$37,992	$31,604

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us and the estimation of certain losses assumed under insurance and reinsurance contracts. These estimates may be subject to significant adjustments in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events.

Note 2. New accounting and financial reporting pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-02, “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). ASU 2023-02 permits reporting entities to elect to account for tax equity investments from which the income tax credits are received using the proportional amortization method at the program level if certain conditions are met. We elected to apply the proportional accounting method to eligible affordable housing tax credit investments using the modified retrospective method. At the beginning of 2024, we recorded a charge to retained earnings of $127 million, representing the cumulative effect of adopting the proportional method on these investments.

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

On March 6, 2024, the U.S. Securities Exchange Commission (“SEC”) issued Release No. 33-11275 and No. 34-99678 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (“Climate Disclosure Rules”). Among its provisions, the Climate Disclosure Rules will require certain disclosures related to severe weather events and other natural conditions, as well as other disclosures about climate-related risks that materially impacted or are reasonably likely to materially impact a SEC registrant’s business strategy, results of operations or financial condition. The Climate Disclosure Rules are currently effective for large-accelerated SEC filers in annual reports for years beginning on or after January 1, 2025. However, on April 4, 2024, the SEC stayed implementation of the Climate Disclosure Rules, pending the completion of judicial review.

We are evaluating the impacts ASUs 2023-07 and 2023-09 and the Climate Disclosure Rules will have on disclosures in our Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 3. Significant business acquisitions and other transactions

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

In January 2024, we acquired the remaining noncontrolling interests in Pilot for $2.6 billion, increasing our ownership of Pilot to 100%. The acquisition of a noncontrolling interest represents an equity transaction and we recorded an increase of $517 million to capital in excess of par value for the excess of the carrying value of the noncontrolling interest acquired over the consideration paid, net of deferred income tax liabilities arising from the transaction.

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

On September 30, 2024, Berkshire Hathaway Energy Company (“BHE”) repurchased 5.85% of its outstanding common stock and $100 million par of debt held by certain noncontrolling BHE shareholders in exchange for cash of $2.4 billion and a promissory note for $600 million par amount, which was fully repaid in October 2024. The difference between the value of the consideration paid for the noncontrolling interests acquired and the carrying value was recorded in capital in excess of par value.

Additionally, on September 30, 2024, Berkshire acquired 1.26% of BHE’s outstanding common stock held by certain other noncontrolling shareholders in exchange for 1,368,508 shares of Berkshire Class B common stock valued at $625 million as of that date. Berkshire also entered into an agreement to acquire the remaining shares of BHE common stock held by other noncontrolling shareholders in exchange for 923,123 shares of Berkshire Class B common stock. This transaction closed on October 31, 2024. At that time, BHE became a wholly-owned subsidiary of Berkshire.

Notes to Consolidated Financial Statements

Note 4. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,482	$36	$(2)	$4,516
Foreign governments	9,855	55	(6)	9,904
Corporate bonds	1,154	243	(3)	1,394
Other	209	21	(2)	228
	$15,700	$355	$(13)	$16,042
December 31, 2023
U.S. Treasury, U.S. government corporations and agencies	$10,308	$14	$(53)	$10,269
Foreign governments	11,788	58	(41)	11,805
Corporate bonds	1,212	241	(4)	1,449
Other	217	21	(3)	235
	$23,525	$334	$(101)	$23,758

As of September 30, 2024, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at September 30, 2024 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$9,735	$5,128	$573	$130	$134	$15,700
Fair value	9,801	5,163	784	145	149	16,042

Note 5. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2024*
Banks, insurance and finance	$21,165	$71,383	$92,548
Consumer products	11,341	90,651	101,992
Commercial, industrial and other	45,606	31,504	77,110
	$78,112	$193,538	$271,650

——————

* Approximately 70% of the aggregate fair value was concentrated in five companies (American Express Company – $41.1 billion; Apple Inc. – $69.9 billion; Bank of America Corporation – $31.7 billion; The Coca-Cola Company – $28.7 billion and Chevron Corporation – $17.5 billion).

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

Notes to Consolidated Financial Statements

Note 5. Investments in equity securities

In 2019, we invested $10 billion in non-voting Cumulative Perpetual Preferred Stock of Occidental Petroleum Corporation (“Occidental”) and in Occidental common stock warrants. During 2022, we began acquiring common stock of Occidental. Our aggregate voting interest in Occidental common stock exceeded 20% on August 4, 2022, and we adopted the equity method as of that date. See Note 6. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value within commercial, industrial and other in the preceding tables. Such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value, plus any accumulated and unpaid dividends. As of September 30, 2024, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion, which reflected mandatory redemptions by Occidental during 2023 of approximately $1.5 billion. The Occidental common stock warrants allow us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

On September 30, 2024, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 21.5% of its outstanding common stock. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 6. Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. Currently, the most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of September 30, 2024, we owned 26.9% of the outstanding Kraft Heinz common stock and 28.2% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of the Occidental common stock warrants.

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

We also own a 50% interest in Berkadia Commercial Mortgage LLC (“Berkadia”), which is included in other in the following table. Jefferies Financial Group Inc. (“Jefferies”) owns the other 50% interest. Berkadia engages in mortgage banking, investment sales and servicing of commercial/multi-family real estate loans. Berkadia’s commercial paper borrowing capacity (currently limited to $1.5 billion) is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

The fair values and our carrying values of these investments are included in the following table (in millions).

	Carrying Value		Fair Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Kraft Heinz	$13,008	$13,230	$11,426	$12,035
Occidental	16,672	15,410	13,157	14,552
Other	453	426
	$30,133	$29,066

As of September 30, 2024, the excess of the carrying values over the fair values of our investments in Kraft Heinz and Occidental was 12% and 21%, respectively, of the carrying values of each investment. We evaluated these investments for other-than-temporary impairment as of September 30, 2024. For each investment, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, the operating results of the company, as well as other factors. Based on the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings was not required.

Notes to Consolidated Financial Statements

Note 6. Equity method investments

As of September 30, 2024, the carrying values of our investments in Kraft Heinz and Berkadia approximated our share of shareowners’ equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its common shareholders’ equity as of June 30, 2024 by approximately $10 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

Our earnings and distributions received from equity method investments are summarized in the following table (in millions). As described in Note 3, we ceased accounting for Pilot under the equity method as of February 1, 2023. Equity method earnings attributable to Pilot were $105 million for the month ending January 31, 2023 and are reported in other in the following table. The earnings we recorded in the first nine months of 2024 and 2023 for Occidental represented our share of its earnings for the nine months ending June 30, 2024 and 2023, respectively.

	Equity in Earnings				Distributions Received
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2024	2023	2024	2023	2024	2023	2024	2023
Kraft Heinz	$(78)	$69	$164	$556	$131	$131	$391	$391
Occidental	277	169	740	773	55	40	151	101
Other	23	24	63	132	19	22	37	43
	$222	$262	$967	$1,461	$205	$193	$579	$535

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	September 28, 2024	December 30, 2023
Assets	$88,566	$90,339
Liabilities	40,097	40,617

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Sales	$6,383	$6,570	$19,270	$19,780
Net earnings attributable to common shareholders	(290)	262	613	2,098

Summarized consolidated financial information of Occidental follows (in millions).

	June 30, 2024	September 30, 2023
Assets	$76,216	$71,287
Liabilities	43,957	42,515

	Quarter ending June 30,		Nine months ending June 30,
	2024	2023	2024	2023
Total revenues and other income	$6,879	$6,731	$20,418	$22,315
Net earnings attributable to common shareholders	992	605	2,739	3,315

Notes to Consolidated Financial Statements

Note 7. Investment gains (losses)

Investment gains (losses) in the third quarter and first nine months of 2024 and 2023 are summarized as follows (in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$18,643	$(30,354)	$45,053	$33,267
Investment gains (losses) on securities sold during the period	1,868	605	1,221	1,748
	20,511	(29,749)	46,274	35,015
Fixed maturity securities:
Gross realized gains	23	3	37	135
Gross realized losses	(17)	(29)	(57)	(106)
Other	(3)	(3)	(7)	2,997
	$20,514	$(29,778)	$46,247	$38,041

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. Our proceeds from sales of equity securities were approximately $133.2 billion in the first nine months of 2024 and $32.8 billion in 2023. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the acquisition date. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost. Our sales of equity securities produced taxable gains of $23.4 billion in the third quarter and $97.1 billion in the first nine months of 2024 compared to taxable gains of $759 million in the third quarter and $5.4 billion in the first nine months of 2023. Other investment gains in the first nine months of 2023 included a non-cash gain of approximately $3.0 billion from the remeasurement of our pre-existing 38.6% interest in Pilot through the application of acquisition accounting under GAAP.

Note 8. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	September 30, 2024	December 31, 2023
Loans and finance receivables, before allowances and discounts	$28,907	$26,289
Allowances for credit losses	(1,051)	(950)
Unamortized acquisition discounts and points	(750)	(658)
	$27,106	$24,681

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for the first nine months of 2024 and 2023 follow (in millions).

	First Nine Months
	2024	2023
Balance at the beginning of the year	$950	$856
Provision for credit losses	180	122
Charge-offs, net of recoveries	(79)	(52)
Balance at September 30	$1,051	$926

As of September 30, 2024, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of September 30, 2024 follows (in millions).

	Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Performing	$5,170	$5,085	$3,729	$3,114	$2,404	$8,425	$27,927
Non-performing	2	15	19	16	14	54	120
	$5,172	$5,100	$3,748	$3,130	$2,418	$8,479	$28,047

Notes to Consolidated Financial Statements

Note 8. Loans and finance receivables

We also hold a limited number of commercial loans originated or acquired several years ago. The aggregate carrying value of these loans approximated $730 million at September 30, 2024 and $850 million at December 31, 2023. The loans are generally secured by real estate properties or by other assets and are individually evaluated for expected credit losses.

Note 9. Other receivables

Other receivables are comprised of the following (in millions).

	September 30, 2024	December 31, 2023
Insurance and other:
Insurance premiums receivable	$19,901	$19,052
Reinsurance recoverables	5,199	7,060
Trade receivables	15,385	14,449
Other	5,647	4,269
Allowances for credit losses	(674)	(656)
	$45,458	$44,174
Railroad, utilities and energy:
Trade receivables	$5,642	$6,034
Other	1,098	1,228
Allowances for credit losses	(152)	(176)
	$6,588	$7,086

Aggregate provisions for credit losses in the first nine months with respect to receivables in the preceding table were $358 million in 2024 and $399 million in 2023. Charge-offs, net of recoveries, in the first nine months were $364 million in 2024 and $384 million in 2023. Receivables of the railroad, utilities and energy businesses at September 30, 2024 and December 31, 2023 included approximately $1.6 billion and $2.1 billion, respectively, related to Pilot.

Note 10. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	September 30, 2024	December 31, 2023
Raw materials	$5,647	$6,026
Work in process and other	3,430	3,345
Finished manufactured goods	5,167	4,969
Goods acquired for resale	9,373	9,819
	$23,617	$24,159

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $4.0 billion at September 30, 2024 and $4.2 billion as of December 31, 2023. Such inventories included approximately $1.1 billion at September 30, 2024 and $1.7 billion at December 31, 2023 attributable to Pilot.

Note 11. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	September 30, 2024	December 31, 2023
Land, buildings and improvements	$15,519	$15,058
Machinery and equipment	28,830	28,010
Furniture, fixtures and other	5,657	5,566
	50,006	48,634
Accumulated depreciation	(27,706)	(26,604)
	$22,300	$22,030

Notes to Consolidated Financial Statements

Note 11. Property, plant and equipment

A summary of property, plant and equipment of our railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	September 30, 2024	December 31, 2023
Railroad:
Land, track structure and other roadway	$73,453	$71,692
Locomotives, freight cars and other equipment	15,778	16,256
Construction in progress	1,945	1,715
	91,176	89,663
Accumulated depreciation	(20,123)	(19,464)
	71,053	70,199
Utilities and energy:
Utility generation, transmission and distribution systems	99,774	96,195
Interstate natural gas pipeline assets	19,750	19,226
Independent power plants and other	15,195	14,781
Land, buildings and improvements*	4,796	4,540
Machinery, equipment and other*	4,177	3,855
Construction in progress	11,225	9,551
	154,917	148,148
Accumulated depreciation	(43,794)	(40,731)
	111,123	107,417
	$182,176	$177,616

——————

* Assets held by Pilot

Depreciation expense for the first nine months of 2024 and 2023 is summarized below (in millions).

	First Nine Months
	2024	2023
Insurance and other	$1,845	$1,776
Railroad, utilities and energy	5,330	5,302
	$7,175	$7,078

Note 12. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	September 30, 2024	December 31, 2023
Railcars	$10,226	$10,031
Aircraft	13,886	12,537
Other	5,751	5,576
	29,863	28,144
Accumulated depreciation	(12,067)	(11,197)
	$17,796	$16,947

Notes to Consolidated Financial Statements

Note 12. Equipment held for lease

Depreciation expense for equipment held for lease in the first nine months was $1,054 million in 2024 and $935 million in 2023. Operating lease revenues for the third quarter and first nine months of 2024 and 2023 are summarized below (in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Fixed lease revenue	$1,637	$1,502	$4,801	$4,397
Variable lease revenue	678	602	2,044	1,830
	$2,315	$2,104	$6,845	$6,227

Note 13. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first nine months of 2024 and for the year ended December 31, 2023 follow (in millions).

	September 30, 2024	December 31, 2023
Balance at the beginning of the year	$84,626	$78,119
Business acquisitions	84	7,347
Other, including acquisition period remeasurements and foreign currency translation	(102)	(840)
Balance at the end of the period*	$84,608	$84,626

——————

* Net of accumulated goodwill impairments of $11.1 billion as of September 30, 2024 and December 31, 2023.

Other intangible assets are summarized below (in millions).

	September 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$28,496	$8,406	$20,090	$28,305	$7,901	$20,404
Trademarks and trade names	5,686	866	4,820	5,619	846	4,773
Patents and technology	5,406	4,382	1,024	5,238	4,109	1,129
Other	4,773	1,910	2,863	4,826	1,805	3,021
	$44,361	$15,564	$28,797	$43,988	$14,661	$29,327
Railroad, utilities and energy:
Customer relationships and contracts	$4,080	$972	$3,108	$4,092	$791	$3,301
Trademarks and trade names	3,591	190	3,401	3,592	98	3,494
Other	1,169	231	938	1,174	156	1,018
	$8,840	$1,393	$7,447	$8,858	$1,045	$7,813

Intangible assets of the railroad, utilities and energy businesses are included in other assets in our Consolidated Balance Sheets, which includes intangible assets of Pilot. The net carrying values of such assets were $6.3 billion at September 30, 2024 and $6.6 billion at December 31, 2023, which were primarily trademarks and trade names and customer relationships. Intangible asset amortization expense in the first nine months was $1.3 billion in 2024 and 2023. Intangible assets with indefinite lives were $18.9 billion as of September 30, 2024 and December 31, 2023 and primarily related to certain customer relationships and trademarks and trade names.

Notes to Consolidated Financial Statements

Note 14. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 15), for each of the nine-month periods ended September 30, 2024 and 2023 follow (in millions).

	2024	2023
Balance at the beginning of the year:
Gross liabilities	$111,082	$107,472
Reinsurance recoverable on unpaid losses	(4,893)	(5,025)
Net liabilities	106,189	102,447
Incurred losses and loss adjustment expenses:
Current accident year	43,166	44,537
Prior accident years	(992)	(3,126)
Total	42,174	41,411
Paid losses and loss adjustment expenses:
Current accident year	(16,011)	(16,962)
Prior accident years	(21,370)	(22,171)
Total	(37,381)	(39,133)
Foreign currency effect	206	68
Balance at September 30:
Net liabilities	111,188	104,793
Reinsurance recoverable on unpaid losses	4,648	5,031
Gross liabilities	$115,836	$109,824

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Incurred losses and loss adjustment expenses relate to insured events occurring in the current year (“current accident year”) as well as events occurring in all prior years (“prior accident years”). Incurred and paid losses and loss adjustment expenses are net of reinsurance recoveries.

We recorded net reductions of estimated ultimate liabilities for prior accident years in the first nine months of $992 million in 2024 and $3.1 billion in 2023, which produced corresponding reductions in incurred losses and loss adjustment expenses in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.9% in 2024 and 3.1% in 2023.

Estimated ultimate liabilities for prior accident years of our primary insurance businesses in the first nine months increased $222 million in 2024 and declined $1.6 billion in 2023. The increase in 2024 reflected higher projected claim losses for certain commercial auto, business owner and other casualty business, partly offset by lower than expected private passenger auto and medical professional liability losses. The reduction in liabilities in 2023 was driven by lower than expected private passenger auto losses. Estimated ultimate liabilities for prior accident years of our reinsurance businesses declined $1.2 billion in the first nine months of 2024, mostly attributable to lower than expected property losses, and $1.5 billion in 2023 attributable to reductions in both property and casualty losses.

Notes to Consolidated Financial Statements

Note 15. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date and may include significant levels of asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and thus, our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses for each of the nine-month periods ended September 30, 2024 and 2023 follow (in millions).

	2024	2023
Balance at the beginning of the year	$34,647	$35,415
Incurred losses and loss adjustment expenses:
Current contract year	51	—
Prior contract years	(117)	13
Total	(66)	13
Paid losses and loss adjustment expenses	(1,596)	(1,471)
Foreign currency effect	75	(38)
Balance at September 30	$33,060	$33,919

Incurred losses and loss adjustment expenses	$(66)	$13
Deferred charge amortization and adjustments	610	605
Incurred losses and loss adjustment expenses included in the Consolidated Statements of Earnings	$544	$618

In the preceding table, the classification of incurred losses and loss adjustment expenses is based on the contract inception dates, which reflect when our exposure to losses began. Incurred losses and loss adjustment expenses in the Consolidated Statements of Earnings include changes in estimated liabilities and related deferred charge asset amortization and adjustments arising from the changes in estimated timing and amount of future loss payments. Unamortized deferred charges on retroactive reinsurance contracts were $8.9 billion at September 30, 2024 and $9.5 billion at December 31, 2023.

Note 16. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities as of September 30, 2024 and 2023, disaggregated for our two primary product categories, periodic payment annuity and life and health insurance, follows. Other liabilities include IBNR claims and claims in the course of settlement. Amounts are in millions.

	September 30,
	2024	2023
Periodic payment annuity	$11,136	$9,940
Life and health	4,456	5,365
Other	3,020	3,251
	$18,612	$18,556

Notes to Consolidated Financial Statements

Note 16. Long-duration insurance contracts

Reconciliations of periodic payment annuity and life and health insurance benefits liabilities for the first nine months of 2024 and 2023 follow (in millions). The information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Periodic payment annuity		Life and health
	2024	2023	2024	2023
Expected future policy benefits:
Balance at the beginning of the year	$11,212	$10,640	$52,665	$52,008
Balance at the beginning of the year - original discount rates	11,681	11,549	65,871	63,584
Effect of cash flow assumption changes	—	—	1,485	346
Effect of actual versus expected experience	2	3	(12,709)	(425)
Change in benefits, net	(357)	(349)	(1,404)	(2,059)
Interest accrual	411	402	891	1,288
Foreign currency effect	96	27	218	(528)
Balance at September 30 - original discount rates	11,833	11,632	54,352	62,206
Effect of changes in discount rate assumptions	(697)	(1,692)	(11,111)	(13,434)
Balance at September 30	$11,136	$9,940	$43,241	$48,772

Expected future net premiums:
Balance at the beginning of the year			$46,916	$46,129
Balance at the beginning of the year - original discount rates			58,731	56,535
Effect of cash flow assumption changes			1,449	276
Effect of actual versus expected experience			(11,033)	(266)
Change in premiums, net			(1,348)	(1,833)
Interest accrual			791	1,125
Foreign currency effect			200	(502)
Balance at September 30 - original discount rates			48,790	55,335
Effect of changes in discount rate assumptions			(10,005)	(11,928)
Balance at September 30			$38,785	$43,407

Liabilities for future policy benefits:
Balance at September 30	$11,136	$9,940	$4,456	$5,365
Reinsurance recoverables	—	—	(52)	(1,399)
Balance at September 30, net of reinsurance recoverables	$11,136	$9,940	$4,404	$3,966

Liabilities for future policy benefits and reinsurance recoverables declined in the first nine months of 2024, primarily attributable to the commutations of certain life reinsurance contracts. The impacts of these contract commutations on expected future policy benefits and future net premiums were reflected in effects of actual versus expected experience.

Notes to Consolidated Financial Statements

Note 16. Long-duration insurance contracts

Other information relating to our long-duration insurance liabilities as of September 30, 2024 and 2023 follows (dollars in millions).

	Periodic payment annuity		Life and health
	2024	2023	2024	2023
Undiscounted expected future gross premiums	$—	$—	$101,134	$106,518
Discounted expected future gross premiums	—	—	58,530	64,394
Undiscounted expected future benefits	30,915	31,049	91,751	101,882
Weighted average discount rate	5.2%	5.9%	4.7%	5.4%
Weighted average accretion rate	4.8%	4.8%	2.6%	3.4%
Weighted average duration	17 years	16 years	13 years	14 years

Gross premiums earned and interest expense before reinsurance ceded for the first nine months of 2024 and 2023 were as follows (in millions).

	Gross premiums		Interest expense
	2024	2023	2024	2023
Periodic payment annuity	$—	$—	$411	$402
Life and health	2,831	2,587	100	163

Note 17. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2024.

	Weighted Average Interest Rate	September 30, 2024	December 31, 2023
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2025-2047	3.5%	$3,746	$3,740
Euro denominated due 2025-2041	1.1%	5,089	6,145
Japanese Yen denominated due 2025-2060	0.9%	10,803	8,896
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,468	14,463
Great Britain Pound denominated due 2039-2059	2.5%	2,304	2,191
Euro denominated due 2030-2034	1.8%	1,387	1,374
Other subsidiary borrowings due 2024-2051	4.5%	4,603	4,696
Subsidiary short-term borrowings	6.7%	1,251	1,187
		$43,651	$42,692

Notes to Consolidated Financial Statements

Note 17. Notes payable and other borrowings

Berkshire parent company borrowings consist of senior unsecured debt. In the first nine months of 2024, Berkshire repaid approximately $1.9 billion of maturing senior notes. In April 2024, Berkshire issued ¥263.3 billion (approximately $1.7 billion) of senior notes with interest rates ranging from 0.974% to 2.498% and maturity dates ranging from 2027 to 2054. In September 2024, Berkshire borrowed ¥142.5 billion (approximately $1.0 billion) under a term loan agreement due in 2028 and with an interest rate of 1.25%. In October 2024, Berkshire issued ¥281.8 billion (approximately $1.85 billion) of senior notes with interest rates ranging from 1.031% to 2.625% and maturity dates ranging from 2027 to 2054.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at September 30, 2024. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€5.85 billion, £1.75 billion and ¥1,556 billion par at September 30, 2024) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax losses of $1.5 billion in the third quarter and $136 million in the first nine months of 2024 compared to pre-tax gains of $582 million in the third quarter and $1.1 billion in the first nine months of 2023.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2024.

	Weighted Average Interest Rate	September 30, 2024	December 31, 2023
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2025-2053	4.4%	$13,105	$13,101
Subsidiary and other debt due 2024-2064	4.6%	43,452	39,072
Short-term borrowings	6.0%	773	4,148
Pilot Travel Centers (“Pilot”) and subsidiaries	—	—	5,776
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2024-2097	4.7%	23,526	23,482
		$80,856	$85,579

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first nine months of 2024, BHE subsidiaries issued $5.4 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $4.4 billion. In October 2024, a BHE subsidiary issued $900 million of 5.6% senior notes due in 2054.

At December 31, 2023, Pilot’s borrowings primarily represented secured syndicated loans. In March 2024, Pilot borrowed $5.7 billion from certain Berkshire insurance subsidiaries, which Pilot used to repay its then outstanding third-party borrowings. BNSF’s borrowings are primarily senior unsecured debentures. In the first nine months of 2024, BNSF issued $1.3 billion of 5.5% debentures due in 2055 and repaid $1.2 billion of maturing debentures. As of September 30, 2024, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

Unused lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $11.5 billion at September 30, 2024, of which approximately $10.4 billion related to BHE and its subsidiaries.

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

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,516	$4,516	$4,481	$35	$—
Foreign governments	9,904	9,904	9,708	196	—
Corporate bonds	1,394	1,394	—	850	544
Other	228	228	—	228	—
Investments in equity securities	271,650	271,650	261,865	10	9,775
Investments in Kraft Heinz & Occidental common stock	29,680	24,583	24,583	—	—
Loans and finance receivables	27,106	26,645	—	867	25,778
Derivative contract assets (1)	292	292	34	241	17
Derivative contract liabilities (1)	246	246	2	160	84
Notes payable and other borrowings:
Insurance and other	43,651	40,325	—	40,301	24
Railroad, utilities and energy	80,856	77,510	—	77,510	—

December 31, 2023
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$10,269	$10,269	$10,234	$35	$—
Foreign governments	11,805	11,805	11,559	246	—
Corporate bonds	1,449	1,449	—	860	589
Other	235	235	—	235	—
Investments in equity securities	353,842	353,842	343,358	10	10,474
Investments in Kraft Heinz & Occidental common stock	28,640	26,587	26,587	—	—
Loans and finance receivables	24,681	24,190	—	892	23,298
Derivative contract assets (1)	334	334	39	282	13
Derivative contract liabilities (1)	213	213	7	111	95
Notes payable and other borrowings:
Insurance and other	42,692	39,184	—	39,153	31
Railroad, utilities and energy	85,579	81,036	—	81,036	—

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023 follow (in millions).

	Balance at January 1	Gains (losses) in earnings	Acquisitions (dispositions)	Balance at September 30
Investments in equity securities:
2024	$10,468	$(699)	$—	$9,769
2023	12,169	190	(1,661)	10,698

Quantitative information as of September 30, 2024 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,587	Discounted cash flow	Expected duration	5 years
			Discounts for liquidity and subordination	372 bps
Common stock warrants	1,182	Warrant pricing model	Expected duration	5 years
			Volatility	42%

Investments in equity securities in the preceding table include our investments in certain preferred stock and common stock warrants that do not have readily determinable market values as defined by GAAP. These investments are private placements with contractual terms that may restrict transfers and prevent us from economically hedging our investments. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the warrant model are observable, we made assumptions regarding the expected duration and volatility.

Note 19. Common stock

Changes in shares of Berkshire’s common stock during the first nine months of 2024 are shown in the table below. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2023	639,328	(71,553)	567,775	1,528,152,352	(217,590,844)	1,310,561,508
Conversions of Class A to Class B common stock	(10,778)	—	(10,778)	16,167,000	—	16,167,000
Treasury stock acquired	—	(4,787)	(4,787)	—	—	—
Treasury stock issued	—	—	—	—	1,368,508	1,368,508
Balance at September 30, 2024	628,550	(76,340)	552,210	1,544,319,352	(216,222,336)	1,328,097,016

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,437,608 shares outstanding as of September 30, 2024 and 1,441,483 shares outstanding as of December 31, 2023.

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

Note 20. Income taxes

Our consolidated effective income tax rates were 18.5% in the third quarter and 19.2% in the first nine months of 2024 compared to 25.9% in the third quarter and 18.9% in the first nine months of 2023. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 Act”) was signed into law. The 2022 Act contains numerous provisions, including a 15% corporate alternative minimum income tax (“CAMT”) on “adjusted financial statement income,” expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 Act are effective for tax years beginning after December 31, 2022. The extent to which we incur CAMT will depend on the facts and circumstances of the given tax year. We do not expect to incur a CAMT liability in 2024.

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

Note 21. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the nine months ending September 30, 2024 and 2023 follows (in millions).

	Unrealized gains (losses) on investments	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
First nine months of 2024
Balance at the beginning of the year	$190	$(5,393)	$1,353	$(97)	$184	$(3,763)
Other comprehensive income	81	78	(10)	(44)	(34)	71
Balance at the end of the period	$271	$(5,315)	$1,343	$(141)	$150	$(3,692)

First nine months of 2023
Balance at the beginning of the year	$(187)	$(6,142)	$1,541	$(552)	$288	$(5,052)
Other comprehensive income	178	(187)	786	51	(48)	780
Balance at the end of the period	$(9)	$(6,329)	$2,327	$(501)	$240	$(4,272)

Notes to Consolidated Financial Statements

Note 22. Supplemental cash flow information

A summary of supplemental cash flow information follows (in millions).

	First Nine Months
	2024	2023
Cash paid during the period for:
Income taxes	$17,466	$5,768
Interest:
Insurance and other	1,047	1,077
Railroad, utilities and energy	2,761	2,670
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	20	10,832
Class B common stock issued in exchange for noncontrolling interests	625	—

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

PacifiCorp, a wholly-owned subsidiary of Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Oregon and other Western states. HomeServices of America, Inc. is also a wholly-owned subsidiary of BHE. Certain legal matters related to these entities are described below.

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

As of September 30, 2024, amounts sought in outstanding complaints and demands filed in Oregon and in certain demands in California approximated $3 billion, excluding any doubling or trebling of damages included in the complaints and the mass complaints described below that seek $46 billion. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount.

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

In April, May, July and September 2024, five separate mass complaints against PacifiCorp naming 1,536 individual class members were filed in the Multnomah Court referencing the James case as the lead case. These mass complaints make allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the James case mass complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described above that are being appealed.

In October 2024, the Multnomah Court issued a case management order, which sets forth nine additional damages phase trials with 10 plaintiffs per trial. The trials are scheduled to occur throughout 2025, beginning in the first quarter.

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

Notes to Consolidated Financial Statements

Note 23. Contingencies and commitments

Through September 30, 2024, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.7 billion. Wildfire loss accruals were $251 million in the first nine months of 2024 and $1.9 billion in the first nine months of 2023, of which $1.4 billion was recorded in the third quarter. Expected insurance recoveries recorded to date in connection with the Wildfires are $534 million, including $257 million recorded in the first nine months of 2023. No further insurance recoveries are expected to be available. Cumulative Wildfire loss payments through September 30, 2024 were approximately $1.2 billion, of which $529 million was paid in the first nine months of 2024. Estimated unpaid liabilities for the Wildfires were approximately $1.45 billion at September 30, 2024.

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

In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and its subsidiaries in the Burnett case as part of a proposed nationwide class settlement. The final settlement agreement includes scheduled payments over the next four years aggregating $250 million, which is subject to court approval scheduled for November 26, 2024. If the settlement is not approved by the court, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Other legal matters

In September 2024, National Indemnity Company (“NICO”) recorded a pre-tax charge of $490 million in connection with a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of bankruptcy code in the United States Bankruptcy Court for the District of New Jersey (the “Court”) in 2023. Under the terms of the settlement agreement, NICO has agreed to pay $535 million to the bankruptcy estate in consideration of a release of all estate causes of action against NICO and its affiliates. The settlement agreement, which is opposed by certain creditors, is subject to approval by the Court. NICO also accrued a $45 million recoverable from a third party that is covered under the release.

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

Notes to Consolidated Financial Statements

Note 24. Revenues from contracts with customers

The following tables summarize customer contract revenues disaggregated by reportable segment and the source of the revenue for the third quarter and first nine months of 2024 and 2023 (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Pilot	Insurance, Corporate and other	Total
Three months ending September 30, 2024
Manufactured products:
Industrial and commercial	$7,185	$—	$49	$—	$—	$—	$—	$7,234
Building	5,176	—	—	—	—	—	—	5,176
Consumer	4,749	—	—	—	—	—	—	4,749
Grocery and convenience store distribution	—	7,882	—	—	—	—	—	7,882
Food and beverage distribution	—	4,372	—	—	—	—	—	4,372
Auto sales	—	—	2,722	—	—	—	—	2,722
Other retail and wholesale distribution	823	—	3,598	—	—	733	—	5,154
Service	414	232	1,464	5,866	1,098	76	—	9,150
Electricity, natural gas and fuel	—	—	—	—	5,834	9,775	—	15,609
Total	18,347	12,486	7,833	5,866	6,932	10,584	—	62,048
Other revenues	1,323	41	1,995	54	391	39	27,104	30,947
	$19,670	$12,527	$9,828	$5,920	$7,323	$10,623	$27,104	$92,995

Nine months ending September 30, 2024
Manufactured products:
Industrial and commercial	$21,854	$—	$156	$—	$—	$—	$—	$22,010
Building	15,083	—	—	—	—	—	—	15,083
Consumer	13,530	—	—	—	—	—	—	13,530
Grocery and convenience store distribution	—	22,984	—	—	—	—	—	22,984
Food and beverage distribution	—	13,286	—	—	—	—	—	13,286
Auto sales	—	—	7,988	—	—	—	—	7,988
Other retail and wholesale distribution	2,485	—	11,107	—	—	2,063	—	15,655
Service	1,193	698	4,278	17,182	3,108	208	—	26,667
Electricity, natural gas and fuel	—	—	—	—	15,940	33,715	—	49,655
Total	54,145	36,968	23,529	17,182	19,048	35,986	—	186,858
Other revenues	3,843	130	5,893	162	1,020	115	78,496	89,659
	$57,988	$37,098	$29,422	$17,344	$20,068	$36,101	$78,496	$276,517

Notes to Consolidated Financial Statements

Note 24. Revenues from contracts with customers

	Manufacturing	McLane	Service and Retailing	BNSF	Berkshire Hathaway Energy	Pilot	Insurance, Corporate and other	Total
Three months ending September 30, 2023
Manufactured products:
Industrial and commercial	$7,008	$—	$53	$—	$—	$—	$—	$7,061
Building	5,211	—	—	—	—	—	—	5,211
Consumer	4,578	—	—	—	—	—	—	4,578
Grocery and convenience store distribution	—	8,212	—	—	—	—	—	8,212
Food and beverage distribution	—	4,775	—	—	—	—	—	4,775
Auto sales	—	—	2,752	—	—	—	—	2,752
Other retail and wholesale distribution	807	—	3,933	—	—	688	—	5,428
Service	385	250	1,390	5,811	1,141	79	—	9,056
Electricity, natural gas and fuel	—	—	—	—	5,804	12,320	—	18,124
Total	17,989	13,237	8,128	5,811	6,945	13,087	—	65,197
Other revenues	1,179	42	1,793	18	324	58	24,599	28,013
	$19,168	$13,279	$9,921	$5,829	$7,269	$13,145	$24,599	$93,210

Nine months ending September 30, 2023*
Manufactured products:
Industrial and commercial	$21,458	$—	$172	$—	$—	$—	$—	$21,630
Building	15,147	—	—	—	—	—	—	15,147
Consumer	12,956	—	—	—	—	—	—	12,956
Grocery and convenience store distribution	—	23,540	—	—	—	—	—	23,540
Food and beverage distribution	—	14,439	—	—	—	—	—	14,439
Auto sales	—	—	8,106	—	—	—	—	8,106
Other retail and wholesale distribution	2,420	—	12,301	—	—	1,791	—	16,512
Service	1,086	747	4,106	17,587	3,169	188	—	26,883
Electricity, natural gas and fuel	—	—	—	—	15,874	35,238	—	51,112
Total	53,067	38,726	24,685	17,587	19,043	37,217	—	190,325
Other revenues	3,440	131	5,247	51	1,015	157	70,740	80,781
	$56,507	$38,857	$29,932	$17,638	$20,058	$37,374	$70,740	$271,106

——————

* Revenues from Pilot are for the eight months ending September 30, 2023.

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of September 30, 2024 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity, natural gas and fuel	$3,105	$19,361	$22,466
Other sales and service contracts	3,340	5,193	8,533

Notes to Consolidated Financial Statements

Note 25. Business segment data

Our operating businesses include a large and diverse group of insurance, freight rail transportation, utilities and energy, manufacturing, service and retailing businesses. We organize our reportable business segments in a manner that reflects how management views those business activities. Certain businesses are grouped together for segment reporting based upon similar products or product lines and marketing, selling and distribution characteristics, even though those business units are operated under separate local management. We acquired control of Pilot on January 31, 2023. In this presentation, revenues and pre-tax earnings of the Pilot segment in 2023 are for the eight months ending September 30. Prior to January 31, 2023, our earnings from Pilot were determined under the equity method and were included in earnings from non-controlled businesses. Revenues and earnings before income taxes by segment for the third quarter and first nine months of 2024 and 2023 were as follows (in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Revenues of Operating Businesses
Insurance:
Underwriting:
GEICO	$10,699	$9,844	$31,402	$29,184
Berkshire Hathaway Primary Group	4,685	4,449	13,882	12,643
Berkshire Hathaway Reinsurance Group	6,671	7,067	20,198	19,890
Investment income	4,609	2,948	11,850	8,258
Total insurance	26,664	24,308	77,332	69,975
BNSF	5,940	5,847	17,405	17,694
BHE	7,335	7,281	20,104	20,094
Pilot	10,630	13,166	36,132	37,428
Manufacturing	19,675	19,174	58,044	56,565
McLane	12,723	13,477	37,656	39,419
Service and retailing	9,842	9,946	29,492	30,018
	92,809	93,199	276,165	271,193
Reconciliation to consolidated amount
Corporate, eliminations and other	186	11	352	(87)
	$92,995	$93,210	$276,517	$271,106

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Earnings Before Income Taxes of Operating Businesses
Insurance:
Underwriting:
GEICO	$2,033	$1,053	$5,747	$2,270
Berkshire Hathaway Primary Group	(689)	510	76	1,050
Berkshire Hathaway Reinsurance Group	(310)	1,437	1,384	2,495
Investment income	4,594	2,933	11,814	8,230
Total insurance	5,628	5,933	19,021	14,045
BNSF	1,846	1,608	4,987	4,872
BHE	1,101	(147)	1,859	700
Pilot	217	291	486	613
Manufacturing	3,135	3,077	9,178	8,791
McLane	145	116	452	358
Service and retailing	877	1,186	2,754	3,669
	12,949	12,064	38,737	33,048
Reconciliation to consolidated amount
Investment gains (losses)	20,514	(29,778)	46,247	38,041
Interest expense, not allocated to segments	(102)	(100)	(317)	(317)
Non-controlled businesses	222	262	967	1,461
Corporate, eliminations and other	(1,075)	593	717	995
	$32,508	$(16,959)	$86,351	$73,228

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire Hathaway shareholders for the third quarter and first nine months ended September 30, 2024 and 2023 are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Insurance – underwriting	$750	$2,422	$5,611	$4,580
Insurance – investment income	3,664	2,470	9,582	6,808
BNSF	1,383	1,221	3,753	3,732
Berkshire Hathaway Energy (“BHE”)	1,629	498	3,001	1,699
Pilot Travel Centers (“Pilot”)	198	183	436	380
Manufacturing, service and retailing	3,144	3,341	9,374	9,712
Non-controlled businesses*	199	226	824	1,329
Investment gains (losses)	16,161	(23,528)	36,391	29,780
Other	(877)	400	329	629
Net earnings (loss) attributable to Berkshire Hathaway shareholders	$26,251	$(12,767)	$69,301	$58,649

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

Insurance underwriting after-tax earnings decreased $1.7 billion in the third quarter and increased $1.0 billion in the first nine months of 2024 compared to 2023. Earnings in the third quarter of 2024 were negatively impacted by estimated losses from Hurricane Helene ($565 million), increases in liabilities for prior accident years’ claims, unrealized foreign currency exchange losses and accruals in connection with a bankruptcy settlement agreement related to a non-insurance affiliate. Earnings in the first nine months of 2024 benefited from improved operating results at GEICO. In the first nine months of 2023, after-tax losses from significant catastrophe events were approximately $465 million. After-tax earnings from insurance investment income increased $1.2 billion in the third quarter and $2.8 billion in the first nine months of 2024 compared to 2023, driven by higher interest income from investments in U.S. Treasury Bills.

After-tax earnings of BNSF increased 13.3% in the third quarter and were relatively unchanged in the first nine months of 2024 compared to 2023. Earnings in 2024 benefited from higher unit volume, improvements in employee productivity and lower other operating costs, and were negatively affected by higher litigation charges. After-tax earnings of BHE increased $1.1 billion in the third quarter and $1.3 billion in the first nine months of 2024 compared to 2023. The earnings increases reflected comparative declines in litigation-related charges affecting the U.S. utilities and higher earnings from natural gas pipelines, including reductions in earnings attributable to noncontrolling interests.

As disclosed in Note 3 to the accompanying Consolidated Financial Statements, we increased our ownership in Pilot from 38.6% to 80% on January 31, 2023, and further increased our ownership to 100% on January 16, 2024. We began consolidating Pilot’s results of operations on February 1, 2023. For the month ended January 31, 2023, earnings from Pilot on our 38.6% interest were determined under the equity method and were included in earnings from non-controlled businesses in the preceding table.

After-tax earnings from our manufacturing, service and retailing businesses decreased 5.9% in the third quarter and 3.5% in the first nine months of 2024 compared to 2023. Earnings in 2024 reflected lower earnings from our service and retailing businesses, partially offset by earnings increases at several of our manufacturing businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Investment gains (losses) predominantly derive from our investments in equity securities and include significant unrealized gains and losses from changes in market prices and foreign currency exchange rates applicable to certain of our investments. We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported periodic results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Investment gains in the first nine months of 2023 also included an after-tax non-cash remeasurement gain of approximately $2.4 billion related to our previously held 38.6% interest in Pilot through the application of the acquisition accounting method.

Other earnings included after-tax foreign currency exchange rate losses of $1.1 billion in the third quarter and $98 million in the first nine months of 2024 and gains of $447 million in the third quarter and $895 million in the first nine months of 2023 related to the non-U.S. Dollar denominated debt issued by Berkshire and Berkshire Hathaway Finance Corporation (“BHFC”).

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

The timing and magnitude of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to our property and casualty reinsurance businesses. We currently consider pre-tax incurred losses exceeding $150 million from a current year catastrophic event to be significant. Significant catastrophe events in the first nine months of 2024 included Hurricane Helene in the third quarter, while significant events in 2023 included a cyclone and floods in New Zealand in the first quarter. In October 2024, Hurricane Milton struck Florida and caused significant damage. We currently estimate that pre-tax incurred losses from Hurricane Milton could be between $1.3 billion and $1.5 billion. Losses from this event will be reflected in our fourth quarter earnings based on information available at that time.

Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, and foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated assets and liabilities can also significantly affect our periodic underwriting results.

We provide primary insurance and reinsurance products covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to produce pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. Time-value-of-money is an important element in establishing prices for retroactive reinsurance and periodic payment annuity policies. We normally receive premiums at the contract inception date, which are then available for investment. Ultimate claim payments can extend for decades and are expected to exceed premiums, producing underwriting losses over the claim settlement periods through deferred charge asset amortization and accretion of discounted liabilities.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Pre-tax underwriting earnings:
GEICO	$2,033	$1,053	$5,747	$2,270
Berkshire Hathaway Primary Group	(689)	510	76	1,050
Berkshire Hathaway Reinsurance Group	(310)	1,437	1,384	2,495
Pre-tax underwriting earnings	1,034	3,000	7,207	5,815
Income taxes	284	578	1,596	1,235
Net underwriting earnings	$750	$2,422	$5,611	$4,580
Effective income tax rate	27.5%	19.2%	22.1%	21.2%

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

	Third Quarter				First Nine Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$11,181		$10,420		$32,435		$29,929
Premiums earned	$10,699	100.0	$9,844	100.0	$31,402	100.0	$29,184	100.0
Losses and loss adjustment expenses	7,634	71.4	7,879	80.0	22,803	72.6	24,063	82.5
Underwriting expenses	1,032	9.6	912	9.3	2,852	9.1	2,851	9.7
Total losses and expenses	8,666	81.0	8,791	89.3	25,655	81.7	26,914	92.2
Pre-tax underwriting earnings	$2,033		$1,053		$5,747		$2,270

GEICO’s pre-tax underwriting earnings in the first nine months of 2024 reflected higher average premiums per auto policy, lower claims frequencies and improved operating efficiencies compared to 2023, partially offset by less favorable development of prior accident years’ claims estimates, a rise in average claims severities and an increase in catastrophe losses.

Premiums written increased $761 million (7.3%) in the third quarter and $2.5 billion (8.4%) in the first nine months of 2024 compared to 2023, reflecting an increase in average written premiums per auto policy of 10.1%, primarily attributable to rate increases, partially offset by a 2.5% decrease in policies-in-force over the past year. The rate of decline in policies-in-force slowed in the first half of 2024, with growth experienced in the third quarter driven by increased new business and stable retention rates. Premiums earned increased $855 million (8.7%) in the third quarter and $2.2 billion (7.6%) in the first nine months of 2024 compared to 2023.

Losses and loss adjustment expenses declined $245 million (3.1%) in the third quarter and $1.3 billion (5.2%) in the first nine months of 2024 compared to 2023. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 71.4% in the third quarter and 72.6% in the first nine months of 2024, decreases of 8.6 percentage points and 9.9 percentage points, respectively, compared to 2023. The loss ratio declines reflected the impact of higher average earned premiums per auto policy and lower claims frequencies, partially offset by increases in average claims severities and less favorable development of prior accident years’ claims estimates.

Claims frequencies in 2024 declined for property damage (two to three percent range) and collision coverages (eight to nine percent range) versus 2023, with bodily injury coverage down slightly. Average claims severities in 2024 increased for property damage (five to seven percent range), collision (four to six percent range) and bodily injury (eight to ten percent range) coverages compared to 2023. Losses and loss adjustment expenses in the first nine months included reductions in the ultimate loss estimates for prior accident years’ claims of $339 million in 2024 and $1.2 billion in 2023. Losses and loss adjustment expenses incurred in the third quarter of 2024 from Hurricane Helene were approximately $260 million.

Underwriting expenses were relatively flat in the first nine months of 2024 compared to 2023. GEICO’s expense ratio (underwriting expense to premiums earned) in the first nine months of 2024 was 9.1%, a decrease of 0.6 percentage points compared to 2023, attributable to improved operating efficiencies and increased operating leverage, partially offset by increased advertising expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

Berkshire Hathaway Primary Group

BH Primary consists of several independently managed businesses that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance (“BHSI”), RSUI Group Inc. and CapSpecialty, Inc. (“RSUI and CapSpecialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, GUARD Insurance Companies (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct Insurance Company (“BH Direct”) and U.S. Liability Insurance Company (“USLI”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,075		$4,990		$14,499		$13,905
Premiums earned	$4,685	100.0	$4,449	100.0	$13,882	100.0	$12,643	100.0
Losses and loss adjustment expenses	4,066	86.8	2,733	61.4	9,971	71.8	8,250	65.3
Underwriting expenses	1,308	27.9	1,206	27.1	3,835	27.7	3,343	26.4
Total losses and expenses	5,374	114.7	3,939	88.5	13,806	99.5	11,593	91.7
Pre-tax underwriting earnings (loss)	$(689)		$510		$76		$1,050

Premiums written increased $85 million (1.7%) in the third quarter and $594 million (4.3%) in the first nine months of 2024 compared to 2023, primarily due to increases at NICO Primary, BH Direct and BHHC, partially offset by lower volumes at GUARD. The increases at NICO Primary and BHHC were primarily attributable to commercial auto coverage while the increase at BH Direct reflected growth across several product lines. The decline in premium volumes at GUARD were as a result of new management’s decision to exit admitted homeowners business and to tighten underwriting guidelines in other lines of business. Premiums earned increased 5.3% in the third quarter and 9.8% in the first nine months of 2024 versus 2023.

Losses and loss adjustment expenses increased $1.3 billion (48.8%) in the third quarter and $1.7 billion (20.9%) in the first nine months of 2024 and the loss ratio increased 25.4 percentage points in the third quarter and 6.5 percentage points in the first nine months of 2024 compared to 2023. Estimated ultimate claim liabilities attributable to pre-2024 accident years increased $789 million in the third quarter and $561 million in the first nine months of 2024. In 2023, estimated ultimate claim liabilities for prior accident years were reduced $219 million in the third quarter and $396 million in the first nine months. A significant portion of the increases in 2024 were related to GUARD. As a result of deteriorating loss experience, new management performed a comprehensive review of claims and, as a result, increased estimated ultimate claim liabilities. Excluding GUARD, development of estimated ultimate claim liabilities for prior accident years in the first nine months were less favorable or were unfavorable in 2024 across several of our businesses that write medical professional liability and commercial liability coverages, attributable to unfavorable social inflation trends, including the impacts of increased jury awards and litigation costs. Incurred losses from Hurricane Helene in the third quarter of 2024 were approximately $80 million, while losses from significant catastrophe events were approximately $35 million in the first nine months of 2023. BH Primary insurers write significant levels of workers’ compensation, commercial and professional liability insurance and the related claim costs may be subject to high severity and long claim-tails. Ultimate claim liabilities could be greater than anticipated due to a variety of factors, including adverse legal and judicial rulings.

Underwriting expenses increased $102 million (8.5%) in the third quarter and $492 million (14.7%) in the first nine months of 2024 compared to 2023, reflecting the increases in premiums earned. The underwriting expense ratio increased 0.8 percentage points in the third quarter and 1.3 percentage points in the first nine months of 2024 compared to 2023.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), General Reinsurance Corporation, General Reinsurance AG and Transatlantic Reinsurance Company. We also write life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”). We assume property and casualty risks under retroactive reinsurance contracts written through NICO and we write periodic payment annuity contracts through BHLN. A summary of BHRG’s pre-tax underwriting results follows (in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Property/casualty	$161	$1,488	$2,191	$3,002
Life/health	98	50	279	234
Retroactive reinsurance	(265)	(126)	(573)	(584)
Periodic payment annuity	(229)	(91)	(543)	(466)
Variable annuity	(75)	116	30	309
Pre-tax underwriting earnings (loss)	$(310)	$1,437	$1,384	$2,495

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,446		$5,441		$17,448		$17,575
Premiums earned	$5,453	100.0	$5,739	100.0	$16,496	100.0	$16,213	100.0
Losses and loss adjustment expenses	3,282	60.2	2,918	50.8	9,399	57.0	9,098	56.1
Underwriting expenses	2,010	36.8	1,333	23.3	4,906	29.7	4,113	25.4
Total losses and expenses	5,292	97.0	4,251	74.1	14,305	86.7	13,211	81.5
Pre-tax underwriting earnings	$161		$1,488		$2,191		$3,002

Premiums written were relatively unchanged in the third quarter and first nine months of 2024 compared to 2023. Premiums written in the first nine months of 2024 reflected net reductions in property volumes, substantially offset by generally higher rates, new business and increased participations in certain casualty lines. Premiums earned decreased 5.0% in the third quarter and 1.7% in the first nine months of 2024 compared to 2023. We generally do not retrocede the risks we assume. Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant catastrophe loss events.

Losses and loss adjustment expenses increased $364 million (12.5%) in the third quarter and $301 million (3.3%) in the first nine months of 2024 versus 2023. The loss ratio increased 9.4 percentage points in the third quarter and 0.9 percentage points in the first nine months of 2024 compared to 2023. In 2024, losses from significant catastrophe events (Hurricane Helene) were approximately $380 million. Losses from significant catastrophe events were approximately $550 million in the first nine months of 2023. Reductions in liabilities for losses and loss adjustment expenses attributable to prior accident years were $1.2 billion in the first nine months of 2024, mostly attributable to lower than expected property losses, compared to $1.5 billion in 2023 attributable to both property and casualty losses.

Underwriting expenses increased $677 million (50.8%) in the third quarter and $793 million (19.3%) in the first nine months of 2024 compared to 2023. In September of 2024, NICO recorded a pre-tax charge in underwriting expenses of $490 million in connection with a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey in 2023. See Note 23 to the accompanying Consolidated Financial Statements. Underwriting expenses also included pre-tax foreign currency exchange losses from the remeasurement of certain non-U.S. Dollar denominated liabilities of $171 million in the third quarter and $120 million in the first nine months of 2024 compared to gains of $114 million in the third quarter and losses of $78 million in the first nine months of 2023. Before these items, underwriting expenses decreased $98 million in the third quarter and increased $261 million in the first nine months of 2024 compared to 2023.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,246		$1,332		$3,703		$3,685
Premiums earned	$1,218	100.0	$1,328	100.0	$3,667	100.0	$3,677	100.0
Life and health benefits	817	67.1	1,034	77.9	2,492	68.0	2,732	74.3
Underwriting expenses	303	24.9	244	18.3	896	24.4	711	19.3
Total benefits and expenses	1,120	92.0	1,278	96.2	3,388	92.4	3,443	93.6
Pre-tax underwriting earnings	$98		$50		$279		$234

Premiums earned in the first nine months of 2023 included a reduction of $161 million attributable to the commutations of several U.S. life contracts in the first quarter. Otherwise, premiums earned declined $110 million (8.3%) in the third quarter and $171 million (4.5%) in the first nine months compared to 2023, primarily attributable to reductions in non-U.S. life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Life/health

Pre-tax underwriting earnings increased $48 million in the third quarter and $45 million in the first nine months of 2024 compared to 2023. Earnings included gains of $50 million from life contract commutations in the first nine months of 2024 and $139 million in the first nine months of 2023. Otherwise, underwriting earnings in the first nine months of 2024 increased $134 million over 2023, reflecting increased earnings from U.S life business, partly offset by increased losses on long-term care business.

Retroactive reinsurance

Pre-tax underwriting losses from retroactive reinsurance derive from deferred charge amortization, changes in the estimated timing and amounts of future claim payments and foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced pre-tax losses of $75 million in the first nine months of 2024 and pre-tax gains of $38 million in the corresponding 2023 period. Pre-tax underwriting losses before foreign currency effects were $498 million in the first nine months of 2024 compared to $622 million in 2023. The decline was primarily attributable to net reductions in estimated ultimate claim liabilities for contracts written in prior years.

Unpaid losses assumed under retroactive reinsurance contracts declined $1.6 billion in the first nine months of 2024 to $33.1 billion at September 30, 2024, primarily due to loss payments. Deferred charges on retroactive reinsurance contracts declined $610 million in the first nine months of 2024 to $8.9 billion at September 30, primarily due to periodic amortization. Deferred charge amortization is included in underwriting earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity business is price and demand-sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. In 2023 and through the first nine months of 2024, prices for new business were at unacceptable levels and we wrote no new business in either period.

Pre-tax underwriting losses from periodic payment annuity contracts in each period were attributable to the accretion of time-value discounted liabilities, including liabilities for contracts without life contingencies, and to foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced pre-tax losses of $96 million in the first nine months of 2024 compared to $27 million in 2023. Pre-tax underwriting losses before foreign currency effects in the first nine months were $447 million in 2024 and $439 million in 2023. Discounted periodic payment annuity liabilities were $15.1 billion at September 30, 2024, including liabilities of $4.0 billion for contracts without life contingencies, as well as the effects of the quarterly discount rate changes on contracts with life-contingent liabilities recorded in accumulated other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax losses of $75 million in the third quarter and earnings of $30 million in the first nine months of 2024. Pre-tax earnings were $116 million in the third quarter and $309 million in the first nine months of 2023. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2024	2023	2024	2023	Third Quarter	First Nine Months
Dividend income	$1,092	$1,223	$3,782	$3,989	(10.7)%	(5.2)%
Interest and other investment income	3,502	1,710	8,032	4,241	104.8	89.4
Pre-tax net investment income	4,594	2,933	11,814	8,230	56.6	43.5
Income taxes	930	463	2,232	1,422
Net investment income	$3,664	$2,470	$9,582	$6,808
Effective income tax rate	20.2%	15.8%	18.9%	17.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

Dividend income declined $131 million (10.7%) in the third quarter and $207 million (5.2%) in the first nine months of 2024 compared to 2023. The reductions reflected the impact of changes in our equity security holdings, partially offset by higher dividend rates on certain of our holdings. Dividend income also varies from period to period due to the frequency and timing of dividends from certain investees.

Interest and other investment income increased $1.8 billion in the third quarter and $3.8 billion in the first nine months of 2024 over 2023. The increases were attributable to increased short-term investments, including U.S. Treasury Bills. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance and reinsurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and other liabilities due to policyholders, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges on retroactive reinsurance contracts and deferred policy acquisition costs. The effects of discount rate changes recorded in accumulated other comprehensive income for long-duration insurance contracts are excluded from float, as such amounts are not included in underwriting earnings. Float approximated $174 billion at September 30, 2024 and $169 billion at December 31, 2023.

A summary of cash and investments held by our insurance businesses as of September 30, 2024 and December 31, 2023 follows (in millions).

	September 30, 2024	December 31, 2023
Cash, cash equivalents and U.S. Treasury Bills	$271,835	$121,845
Equity securities	263,690	345,653
Fixed maturity securities	15,831	23,617
Other	1,032	1,188
	$552,388	$492,303

Fixed maturity securities as of September 30, 2024 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$4,329	$34	$4,363
Foreign governments	9,838	49	9,887
Corporate and other	1,325	256	1,581
	$15,492	$339	$15,831

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 94% of our foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

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

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Railroad operating revenues	$5,881	$5,719	$17,242	$17,311
Railroad operating expenses:
Compensation and benefits	1,404	1,392	4,129	4,083
Fuel	799	863	2,475	2,660
Purchased services	501	503	1,487	1,503
Depreciation and amortization	647	655	1,972	1,950
Equipment rents, materials and other	477	497	1,583	1,630
Total	3,828	3,910	11,646	11,826
Railroad operating earnings	2,053	1,809	5,596	5,485
Interest expense	(275)	(269)	(807)	(782)
Other revenues (expenses), net	68	68	198	169
Pre-tax earnings	1,846	1,608	4,987	4,872
Income taxes	463	387	1,234	1,140
Net earnings	$1,383	$1,221	$3,753	$3,732
Effective income tax rate	25.1%	24.1%	24.7%	23.4%

A summary of BNSF’s railroad freight volumes by business group (cars/units in thousands) follows.

	Cars/Units				Percentage Change
	Third Quarter		First Nine Months		Third	First Nine
	2024	2023	2024	2023	Quarter	Months
Consumer products	1,442	1,236	4,044	3,459	16.7%	16.9%
Industrial products	408	416	1,197	1,212	(1.9)	(1.2)
Agricultural products	308	268	927	846	14.9	9.6
Coal	329	376	878	1,105	(12.5)	(20.5)
	2,487	2,296	7,046	6,622	8.3	6.4

Railroad operating revenues increased 2.8% in the third quarter and decreased slightly in the first nine months of 2024 compared to 2023. Average revenue per car/unit declined 5.2% in the third quarter and 6.3% in the first nine months of 2024 compared to 2023, resulting from lower fuel surcharge revenue and business mix changes. Car/unit volumes increased 8.3% in the third quarter and 6.4% in the first nine months of 2024 compared to 2023. Pre-tax earnings increased 14.8% in the third quarter and 2.4% in the first nine months of 2024 compared to 2023. Railroad operating earnings in the first nine months of 2024 increased as a result of volume growth, improved productivity, and lower operating costs, partially offset by increased litigation accruals.

Operating revenues from consumer products were $2.1 billion in the third quarter and $6.2 billion in the first nine months of 2024, increases of 7.0% and 8.2%, respectively, from 2023. The revenue increases were attributable to higher volumes of 16.7% in the third quarter and 16.9% in the first nine months of 2024 compared to 2023, partially offset by lower average revenue per car/unit. The volume increases were primarily due to higher intermodal shipments from west coast imports and volumes from a new intermodal customer.

Operating revenues from industrial products were $1.4 billion in the third quarter and $4.2 billion in the first nine months of 2024, decreases of 1.6% and 1.1%, respectively, from 2023. The revenue declines were attributable to lower volumes of 1.9% and 1.2% in the third quarter and the first nine months of 2024, respectively, compared to 2023, partially offset by slightly higher average revenue per car/unit. The volume decreases were primarily attributable to lower aggregates, taconite, minerals, and waste shipments, partially offset by higher volumes in petroleum products.

Operating revenues from agricultural products were $1.4 billion in the third quarter and $4.2 billion in the first nine months of 2024, increases of 14.1% and 6.5%, respectively, compared to 2023. The revenue increases were attributable to higher volumes of 14.9% in the third quarter and 9.6% in the first nine months of 2024 compared to 2023, partially offset by lower average revenue per car/unit. The volume increase during the third quarter was primarily due to higher volumes of grain shipments. The volume increase during the first nine months was primarily due to higher grain, renewable fuels, and fertilizer shipments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Operating revenues from coal were $795 million in the third quarter and $2.2 billion in the first nine months of 2024, declines of 14.7% and 25.2%, respectively, from 2023. The revenue declines were attributable to reduced volumes of 12.5% in the third quarter and 20.5% in the first nine months of 2024 compared to 2023 and lower average revenue per car/unit. The volume decreases were primarily attributable to lower natural gas prices, which displaced coal as a fuel used by utilities.

Railroad operating expenses were $3.8 billion in the third quarter and $11.6 billion in the first nine months of 2024, decreases of $82 million (2.1%) and $180 million (1.5%), respectively, compared to 2023. Fuel expenses declined $64 million (7.4%) in the third quarter and $185 million (7.0%) in the first nine months of 2024 compared to 2023, which was primarily due to lower average fuel prices, partially offset by higher volumes. Equipment rents, materials and other expenses decreased $20 million (4.0%) in the third quarter and $47 million (2.9%) in the first nine months of 2024 compared to 2023. Expenses in the third quarter declined primarily due to cost reductions across various spend categories and lower property taxes, partially offset by higher casualty costs. Expenses in the first nine months of 2024 declined due to cost reductions across various spend categories and lower property taxes, partially offset by litigation costs related to the judgment in the ongoing legal case with the Swinomish Tribe, which BNSF has appealed. There were no significant changes in compensation and benefits, purchased services, or depreciation and amortization expense as increases from higher volumes and inflation were more than offset by lower costs and improved productivity.

BHE

Berkshire Hathaway Energy Company (“BHE”) operates a global energy business. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 75% interest in a liquefied natural gas export, import and storage facility (“Cove Point”). Other energy businesses include subsidiaries that operate two regulated electricity distribution businesses in Great Britain (“Northern Powergrid”), a regulated electricity transmission-only business in Alberta, Canada, a diversified portfolio of mostly renewable independent power projects and investments and an unregulated retail energy services company. BHE also operates HomeServices of America (“HomeServices”), a residential real estate brokerage business and a large network of real estate brokerage franchises in the United States.

The rates BHE’s regulated businesses charge customers for energy and services are largely based on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Revenues:
Energy operating revenue	$6,026	$5,958	$16,386	$16,362
Real estate operating revenue	1,179	1,212	3,334	3,383
Other income	130	111	384	349
Total revenue	7,335	7,281	20,104	20,094
Costs and expenses:
Energy cost of sales	1,902	2,009	5,099	5,530
Energy operating expenses	2,551	3,671	7,769	8,818
Real estate operating costs and expenses	1,151	1,181	3,477	3,351
Interest expense	630	567	1,900	1,695
Total costs and expenses	6,234	7,428	18,245	19,394
Pre-tax earnings (loss)	1,101	(147)	1,859	700
Income tax benefit*	(708)	(783)	(1,535)	(1,525)
Net earnings after income taxes	1,809	636	3,394	2,225
Noncontrolling interests of BHE subsidiaries	31	77	106	321
Net earnings attributable to BHE	1,778	559	3,288	1,904
Noncontrolling interests and preferred stock dividends	149	61	287	205
Net earnings attributable to Berkshire Hathaway shareholders	$1,629	$498	$3,001	$1,699
Effective income tax rate	(64.3)%	**	(82.6)%	(217.9)%

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

	Third Quarter		First Nine Months		Percentage Change
	2024	2023	2024	2023	Third Quarter	First Nine Months
U.S. utilities	$926	$(53)	$1,569	$540	**	190.6%
Natural gas pipelines	194	175	927	731	10.9%	26.8
Other energy businesses	358	296	1,019	868	20.9	17.4
Real estate brokerage	20	25	(96)	25	(20.0)	**
Corporate interest and other	280	116	(131)	(260)	141.4	(49.6)
	$1,778	$559	$3,288	$1,904	218.1	72.7

——————

** Not meaningful.

Our U.S. utilities operate independently in several states, including Oregon, Utah, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $979 million in the third quarter and $1,029 million in the first nine months of 2024 compared to 2023. Pre-tax loss accruals, net of expected insurance recoveries, for the Wildfires were $251 million in the first nine months of 2024. Wildfire loss accruals were $1.3 billion in the third quarter and $1.7 billion in the first nine months of 2023. See Note 23 to the accompanying Consolidated Financial Statements for additional information on the Wildfires.

In addition, net earnings of U.S. utilities in the third quarter and first nine months of 2024 reflected comparative increases in other income, electric utility margin (operating revenue less cost of sales) and income tax benefits from higher recognized wind production tax credits, partially offset by increases in other energy operating expenses and higher interest expense. Interest expense increased $81 million in the third quarter and $267 million in the first nine months of 2024 over 2023, largely due to increased borrowings, including $4.4 billion of subsidiary term debt issued in January 2024 with a weighted average interest rate of 5.5%. The increases in other energy operating expenses were primarily due to higher vegetation management and other wildfire mitigation costs, insurance expenses and general and plant maintenance costs.

The U.S. utilities’ electric utility margin was $2.4 billion in the third quarter and $6.0 billion in the first nine months of 2024, increases of $50 million (2.1%) and $152 million (2.6%) compared to 2023. The increases reflected higher retail customer rates in certain territories and higher retail customer volumes, partially offset by higher energy costs and lower wholesale volumes and rates. Retail customer volumes increased 3.6% overall (up 6.6% at NV Energy, 3.2% at PacifiCorp and 0.6% at MEC) in the first nine months of 2024 compared to the same period in 2023, primarily due to increases in customer usage and in the average number of customers, partially offset by an overall unfavorable impact of weather.

Net earnings of natural gas pipelines increased $19 million in the third quarter and $196 million in the first nine months of 2024 compared to 2023. The increases in earnings reflected reductions in earnings attributable to noncontrolling interests due to the acquisition of an additional 50% ownership interest in the Cove Point facility on September 1, 2023, as well as higher transportation revenue and increased margin on gas sales.

Net earnings of other energy businesses increased $62 million in the third quarter and $151 million in the first nine months of 2024 compared to 2023. The increases reflected higher earnings at Northern Powergrid and the non-regulated retail services business, partially offset by lower earnings at the renewable energy business. The increases at Northern Powergrid were attributable to higher distribution revenue due to higher tariffs from inflation adjustments and lower income tax expense attributable to charges recognized in 2023 for the U.K. Energy Profits Levy and a group relief tax benefit recognized in 2024, partially offset by unfavorable results at the natural gas exploration business and higher other operating expenses. Earnings from the renewable energy business decreased mainly due to unfavorable pricing and generation at certain projects, lower earnings from wind tax equity investments in the first nine months of 2024 and debt extinguishment gains recognized in the second quarter of 2023.

Net earnings of real estate brokerage decreased $5 million in the third quarter and $121 million in the first nine months of 2024 compared to 2023. The decline for the first nine months of 2024 was primarily attributable to expense accruals in connection with the ongoing real estate industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its affiliates as part of a proposed nationwide class settlement. See Note 23 to the accompanying Consolidated Financial Statements for additional information.

Net earnings from corporate interest and other increased $164 million in the third quarter and net losses decreased $129 million in the first nine months of 2024 compared to 2023, mainly due to higher federal income tax credits recognized in 2024.

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

Through January 31, 2023, we owned a 38.6% interest in Pilot, which we accounted for under the equity method. Our 38.6% proportionate share of Pilot’s net earnings for the month ending January 31, 2023 was included in equity method earnings in the accompanying Consolidated Statements of Earnings.

On January 31, 2023, we acquired an additional 41.4% interest in Pilot and owned an 80% controlling financial interest as of that date. Thus, we began consolidating Pilot’s results of operations in our Consolidated Statements of Earnings on February 1, 2023. On January 16, 2024, we acquired the remaining 20% noncontrolling interest and we now own 100% of Pilot.

Pilot’s earnings for the third quarter and the first nine months ending September 30, 2024 and 2023, as well as the eight months ending September 30, 2023, are summarized below (dollars in millions). Revenues, costs and expenses for the first month of 2023 were not included in our Consolidated Financial Statements.

			First Nine	Eight Months Ending	First Nine
	Third Quarter		Months	September 30,	Months
	2024	2023	2024	2023	2023
Revenues	$10,630	$13,166	$36,132	$37,428	$42,448
Cost of sales	9,453	11,980	32,903	34,385	39,079
Selling, general and administrative expenses	894	782	2,500	2,133	2,346
Interest expense	66	113	243	297	321
Pre-tax earnings	217	291	486	613	$702
Income taxes and noncontrolling interests	19	108	50	233
Net earnings attributable to Berkshire Hathaway shareholders	$198	$183	$436	$380

Revenues declined $2.5 billion (19.3%) in the third quarter and $6.3 billion (14.9%) in the first nine months of 2024 compared to the same periods in 2023. The declines were primarily attributable to lower average fuel prices and a decline in volumes from wholesale fuel and fuel marketing businesses.

Pre-tax earnings declined 25.4% in the third quarter and 30.8% in the first nine months of 2024 compared to the same periods in 2023. Pilot’s gross sales margins increased 1.0% in the third quarter and declined 2.3% in the first nine months of 2024 versus 2023. Selling, general and administrative expenses increased 14.3% in the third quarter and 6.6% in the first nine months of 2024, reflecting increased labor, marketing and maintenance costs, as well as higher depreciation and amortization expenses. Interest expense declined 41.6% in the third quarter and 24.3% in the first nine months of 2024 compared to 2023, attributable to reduced borrowings and lower rates. In March 2024, Pilot borrowed $5.7 billion from certain Berkshire insurance subsidiaries and repaid its third party borrowings. Pilot subsequently repaid approximately $600 million of these borrowings through September 30, 2024. The interest on the intercompany borrowings is included in interest expense in the earnings summary above and in insurance investment income on page 36.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
					Third	First Nine
	2024	2023	2024	2023	Quarter	Months
Revenues
Manufacturing	$19,675	$19,174	$58,044	$56,565	2.6%	2.6%
Service and retailing	22,565	23,423	67,148	69,437	(3.7)	(3.3)
	$42,240	$42,597	$125,192	$126,002
Pre-tax earnings
Manufacturing	$3,135	$3,077	$9,178	$8,791	1.9%	4.4%
Service and retailing	1,022	1,302	3,206	4,027	(21.5)	(20.4)
	4,157	4,379	12,384	12,818
Income taxes and noncontrolling interests	1,013	1,038	3,010	3,106
Net earnings*	$3,144	$3,341	$9,374	$9,712
Effective income tax rate	23.6%	22.9%	23.6%	23.5%
Pre-tax earnings as a percentage of revenues	9.8%	10.3%	9.9%	10.2%

——————

* Excludes certain acquisition accounting expenses, which primarily related to the amortization of identifiable intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $127 million in the third quarter and $389 million in the first nine months of 2024 and $173 million in the third quarter and $525 million in the first nine months of 2023. These expenses are included in “Other” in the summary of earnings on page 31 and in the “Other” earnings section on page 47.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Revenues
Industrial products	$8,956	$8,667	$27,112	$26,406
Building products	6,906	6,739	19,892	19,442
Consumer products	3,813	3,768	11,040	10,717
	$19,675	$19,174	$58,044	$56,565
Pre-tax earnings
Industrial products	$1,489	$1,427	$4,710	$4,388
Building products	1,070	1,167	3,154	3,289
Consumer products	576	483	1,314	1,114
	$3,135	$3,077	$9,178	$8,791
Pre-tax earnings as a percentage of revenues
Industrial products	16.6%	16.5%	17.4%	16.6%
Building products	15.5	17.3	15.9	16.9
Consumer products	15.1	12.8	11.9	10.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Revenues of the industrial products group increased $289 million (3.3%) in the third quarter and $706 million (2.7%) in the first nine months of 2024 compared to 2023. Pre-tax earnings increased $62 million (4.3%) in the third quarter and $322 million (7.3%) in the first nine months of 2024 compared to 2023. Pre-tax earnings as a percentage of revenues for the first nine months of 2024 increased 0.8 percentage points compared to the first nine months of 2023.

PCC’s revenues were $2.6 billion in the third quarter and $7.7 billion in the first nine months of 2024, increases of 11.9% and 12.4%, respectively, compared to 2023. The revenue increases were primarily attributable to higher demand for aerospace products, and to a lesser degree, power generation products. Long-term industry forecasts continue to show growth and considerable demand for air travel and aerospace products. PCC’s pre-tax earnings increased 25.1% in the third quarter and 23.4% in the first nine months of 2024 compared to 2023. The earnings increases were primarily attributable to sales increases and generally improved manufacturing and operating efficiencies. Continued growth in revenues and earnings will be predicated on our ability to successfully increase production levels to match the expected growth in aerospace products, as well as from improvements in industry supply chains and labor relations, which are currently constraining commercial aircraft production at original equipment manufacturers.
Lubrizol’s revenues were $1.6 billion in the third quarter of 2024, an increase of 2.8% over 2023, attributable to higher volumes and favorable product mix, partially offset by lower selling prices. Revenues in the first nine months of 2024 were $4.9 billion, relatively unchanged compared to 2023, as higher volumes were essentially offset by lower selling prices and unfavorable product mix. Sales volumes in the third quarter and first nine months of 2024 each increased 5% compared to 2023, reflecting higher volumes in both the additives and advance materials businesses. Lubrizol’s pre-tax earnings increased 36.2% in the third quarter and 44.7% in the first nine months of 2024, primarily attributable to lower raw material costs, higher sales volumes and lower manufacturing costs, partially offset by the impact of lower selling prices and higher selling, general and administrative expenses.

Marmon’s revenues were $3.1 billion in the third quarter and $9.3 billion in the first nine months of 2024, relatively unchanged from the third quarter of 2023 and a decrease of 2.6% compared to the first nine months of 2023. The Transportation Products group experienced comparative revenue declines of nearly 20% due to reduced volumes, following very strong demand in 2023. The Metal Services and Retail Solutions groups also experienced lower revenues in each period due to reduced customer demand. Conversely, Electrical group revenues increased in each period due to higher copper prices and increased volumes. The Rail & Leasing group generated higher revenues in each period due to higher average lease renewal rates and increased railcar repair prices and volumes.

Marmon’s pre-tax earnings declined 13.0% in the third quarter and 9.4% in the first nine months of 2024 compared to 2023. The declines reflected lower earnings from the Transportation Products, Metals Services and Retail Solutions groups due to the revenue declines, as well as lower earnings from the Crane Services and Electrical groups and lower financial and other income. These declines were partially offset by higher earnings in the Rail & Leasing, Water Technologies and Foodservice Technologies groups, although the Rail & Leasing group earnings in the third quarter of 2024 were negatively impacted by higher railcar re-certification maintenance costs.

IMC’s revenues were approximately $1.0 billion in the third quarter and $3.0 billion in the first nine months of 2024, decreases of 1.4% and 1.3%, respectively, compared to the same periods in 2023. Revenues in the first nine months of 2024 reflected lower organic sales and unfavorable foreign currency translation from a stronger U.S. Dollar, partially offset by business acquisitions and higher interest income. The declines in organic sales were attributable to weaker general economic conditions and ongoing geopolitical conflicts. IMC’s pre-tax earnings declined 13.0% in the third quarter and 8.2% in the first nine months of 2024 compared to 2023, primarily attributable to lower gross sales margins and higher selling, general and administrative expenses. IMC operates globally and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted to date by the conflicts in the region.

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

Revenues of the building products group increased $167 million (2.5%) in the third quarter and $450 million (2.3%) in the first nine months of 2024 compared to 2023. Pre-tax earnings decreased $97 million (8.3%) in the third quarter and $135 million (4.1%) in the first nine months of 2024 compared to 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Clayton Homes’ revenues increased 8.7% to $3.2 billion in the third quarter and 8.8% to $9.1 billion in the first nine months of 2024 compared to 2023. Revenues from home sales increased $446 million (6.9%) in the first nine months of 2024, reflecting higher new home unit sales of 11.8%, partially offset by changes in sales mix and lower average selling prices. Also, financial services revenues increased 15.2% in the first nine months of 2024 compared to 2023, primarily due to increased interest income from higher average loan balances. Loan balances, net of allowances for credit losses, were approximately $26.4 billion as of September 30, 2024, an increase of 14.2% since September 30, 2023. Loan portfolio balances are largely funded by borrowings from Berkshire finance affiliates.

Clayton Homes’ pre-tax earnings declined $86 million (15.6%) in the third quarter and $95 million (6.3%) in the first nine months of 2024 compared to 2023, primarily attributable to lower earnings from financial services in each period, as well as comparatively lower earnings from manufacturing in the first nine months. The earnings declines from financial services reflected increased losses from insurance claims, attributable to weather events, increased expected loan loss provisions and higher interest expense on borrowings from Berkshire finance affiliates. Interest expense on such borrowings increased $83 million (61.9%) in the third quarter and $107 million (27.1%) in the first nine months of 2024 versus 2023 as borrowings increased $5.4 billion in the third quarter to better match the increase in loan receivable balances in recent years. The corresponding interest income is included in the “Other” earnings section on page 47. The year-to-date decline in earnings from manufacturing reflected lower gross margin rates due to the increased cost of building Zero Energy Ready homes (such incremental costs are partially offset by income tax credits) and higher operating expenses.

Our other building products businesses generated revenues of approximately $3.7 billion in the third quarter and $10.8 billion in the first nine months of 2024, declines of $93 million (2.5%) in the third quarter and $288 million (2.6%) in the first nine months of 2024 versus 2023. Sales volumes in 2024 increased at Johns Manville and declined at the other businesses in the group, while average selling prices were lower at Johns Manville and MiTek and slightly higher at our other businesses.

Pre-tax earnings of our other building products businesses declined $11 million (1.7%) in the third quarter and $39 million (2.2%) in the first nine months of 2024 compared to 2023. Earnings as a percentage of revenues in the first nine months of 2024 were 16.1%, essentially unchanged compared to 2023. Earnings in 2024 were negatively impacted by increased restructuring and legal costs and weaker housing markets, which were partially offset by higher average gross margin rates from lower raw material costs and improved manufacturing efficiencies in certain of the businesses.

Consumer products

The consumer products group includes recreational vehicles (Forest River), several apparel and footwear operations (Fruit of the Loom, Garan, Fechheimer, H.H. Brown Shoe Group and Brooks Sports), high-performance batteries (Duracell) and a global toy company (Jazwares). This group also includes custom picture framing products (Larson-Juhl) and jewelry products (Richline).

Consumer products group revenues were $3.8 billion in the third quarter and $11.0 billion in the first nine months of 2024, increases of 1.2% and 3.0%, respectively, compared to the same periods in 2023. The increases were primarily attributable to higher revenues from Forest River, Jazwares and Brooks Sports, partially offset by lower revenues from Fruit of the Loom, Garan and Richline. Forest River revenues increased 6.5% in the first nine months of 2024, reflecting a 9.1% increase in unit sales, which included the impact of business acquisitions over the past year. Average selling prices for recreational vehicles declined in 2024 and increased for bus and commercial vehicles, primarily attributable to changes in product mix. Jazwares and Brooks Sports revenues increased 11.6% and 8.9%, respectively, in the first nine months of 2024 over 2023.

Consumer products group pre-tax earnings increased $93 million (19.3%) in the third quarter and $200 million (18.0%) in the first nine months of 2024 versus 2023. The increases were primarily attributable to higher earnings from our apparel and footwear businesses and Duracell and a 3.9% increase in year-to-date earnings from Forest River. Apparel and footwear earnings increased 41.0% in the first nine months of 2024 from 2023, primarily due to gross margin rate increases and increased gains on asset sales, as well as from the favorable effects of past restructuring and cost management efforts. The earnings increases from Duracell were attributable to reductions in selling, general and administrative expenses and higher gross margins.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Revenues
Service	$5,130	$5,100	$15,492	$15,600
Retailing	4,712	4,846	14,000	14,418
McLane	12,723	13,477	37,656	39,419
	$22,565	$23,423	$67,148	$69,437
Pre-tax earnings
Service	$569	$772	$1,793	$2,433
Retailing	308	414	961	1,236
McLane	145	116	452	358
	$1,022	$1,302	$3,206	$4,027
Pre-tax earnings as a percentage of revenues
Service	11.1%	15.1%	11.6%	15.6%
Retailing	6.5	8.5	6.9	8.6
McLane	1.1	0.9	1.2	0.9

Service

Our service group consists of several businesses, the largest of which are NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training services and products to operators of aircraft, TTI, a distributor of electronics components, and IPS, a provider of facilities construction management services. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire) and operate a television station in Miami, Florida (WPLG).

Service group revenues increased $30 million (0.6%) in the third quarter and declined $108 million (0.7%) in the first nine months of 2024 compared to 2023, reflecting lower revenues from TTI and XTRA and higher revenues from the aviation services businesses and IPS. TTI revenues declined 10.0% in the third quarter and 12.1% in the first nine months of 2024 compared to 2023, attributable to lower sales volumes and pricing pressures. Sales at TTI in 2024 declined across most regions, markets and product lines, attributable to excess inventory levels within supply chains, which contributed to lower customer demand. These conditions are expected to continue over the remainder of 2024. Revenues from aviation services increased 10.4% in the third quarter and 9.8% in the first nine months of 2024 versus 2023. The increases were primarily due to higher numbers of aircraft in shared aircraft ownership programs, increases in flight hours across NetJets’ various programs and higher average rates at FlightSafety.

Service group pre-tax earnings decreased 26.3% in both the third quarter and in the first nine months of 2024 compared to 2023, primarily attributable to TTI and the aviation services businesses. Pre-tax earnings as a percentage of revenues fell 4.0 percentage points in both the third quarter and first nine months of 2024 compared to 2023. Earnings from TTI declined 48.3% in the third quarter and 49.5% in the first nine months of 2024 compared to 2023. The earnings declines reflected the impact of lower sales and price competition, which contributed to reduced gross margin rates, as well as higher selling, general and administrative expenses. Earnings from aviation services declined 17.5% in the third quarter and 11.9% in the first nine months of 2024 versus 2023, primarily attributable to increased costs of services, including higher maintenance, personnel and fuel costs and depreciation expense, as well as increased impairment charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), which represented 70% of our combined retailing revenues in the first nine months of 2024. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers vehicle service contracts and operates two insurance businesses. Our retailing businesses also include four home furnishings retailing businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 17% of the combined retailing group revenues in the first nine months of 2024.

Other retailing businesses include three jewelry retailers (Borsheims, Helzberg and Ben Bridge). Other businesses also offer confectionery products (See’s Candy), high-quality kitchen tools (Pampered Chef), party supplies, school supplies and toys and novelties (Oriental Trading Company) and motorcycle accessories (Louis).

Retailing group revenues declined 2.8% in the third quarter to $4.7 billion and 2.9% to $14.0 billion in the first nine months of 2024 compared to 2023. Almost all of our retailing businesses experienced revenue declines in 2024. BHA vehicle sales revenues decreased 1.4% in the first nine months of 2024 versus 2023. New vehicle unit sales in the first nine months of 2024 increased 7.0% and pre-owned unit sales declined 2.6% versus 2023. Further, average vehicle selling prices were lower in the first nine months of 2024 versus 2023, attributable to increased price competition and product mix changes. Home furnishing revenues declined 7.9% in the first nine months of 2024 versus 2023, primarily attributable to lower sales volumes and increasing price competition. Also, combined revenues of our other retailers declined 7.9% in the first nine months of 2024 compared to 2023.

Retailing group pre-tax earnings declined $106 million (25.6%) in the third quarter and $275 million (22.2%) in the first nine months of 2024 compared to 2023. BHA’s pre-tax earnings declined 10.0% in the third quarter and 9.8% in the first nine months of 2024 compared to 2023, primarily due to lower vehicle gross margins, partially offset by higher earnings from finance/service contract operations and lower selling, general and administrative expenses. Aggregate pre-tax earnings for the remainder of our retailing group declined $77 million (61.9%) in the third quarter and $192 million (48.4%) in the first nine months of 2024 compared to 2023. All of our other retailers generated lower earnings in 2024 compared to 2023, reflecting lower sales and gross margins, and higher selling, general and administrative expenses as percentages of sales.

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

Revenues declined 5.6% in the third quarter and 4.5% in the first nine months of 2024 compared to 2023, primarily attributable to lower unit volumes. Most notably the restaurant business experienced a comparative 8.4% sales decline in the first nine months of 2024 compared to 2023 driven by lower volumes, attributable to changing consumer preferences for restaurant dining. Pre-tax earnings increased $29 million (25.0%) in the third quarter and $94 million (26.3%) in the first nine months of 2024 compared to 2023. The increases in earnings reflected small increases in the overall gross margin rate and lower year-to-date operating expenses, which more than offset the impact of lower sales.

Non-Controlled Businesses

After-tax earnings of our non-controlled businesses in 2024 and 2023 included our proportionate share of earnings of Kraft Heinz, Occidental Petroleum and Berkadia. Earnings in 2023 also included our 38.6% share of Pilot’s earnings in January, after which Pilot became a consolidated subsidiary. After-tax equity earnings in non-controlled businesses declined $27 million in the third quarter and $505 million in the first nine months of 2024 versus 2023. The decline in earnings in the first nine months of 2024 reflected lower earnings from Kraft Heinz and the inclusion of Pilot in January 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Gains (Losses)

A summary of investment gains (losses) recorded in earnings follows (dollars in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Investment gains (losses)	$20,514	$(29,778)	$46,247	$38,041
Income taxes and noncontrolling interests	4,353	(6,250)	9,856	8,261
Net earnings	$16,161	$(23,528)	$36,391	$29,780
Effective income tax rate	21.1%	20.9%	21.2%	21.6%

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

Pre-tax investment gains and losses included net unrealized gains of $18.6 billion in the third quarter and $45.1 billion in the first nine months of 2024 and net unrealized losses of $30.4 billion in the third quarter and net unrealized gains of $33.3 billion in the first nine months of 2023 on securities we held at the end of the applicable period. In addition, we recognized gains of $1.9 billion in the third quarter and $1.2 billion in the first nine months of 2024 on securities we sold during the applicable period. In the third quarter and first nine months of 2023, we recognized gains on securities we sold during each period of $605 million and $1.7 billion, respectively.

Taxable gains and losses on equity securities sold generally represent the difference between sales proceeds and the original cost of the securities sold. Sales of equity securities produced taxable gains of $23.4 billion in the third quarter and $97.1 billion in the first nine months of 2024 compared to $759 million in the third quarter and $5.4 billion in the first nine months of 2023. Pre-tax investment gains in the first nine months of 2023 also included a non-cash gain of approximately $3.0 billion related to the remeasurement of our pre-existing interest in Pilot to fair value through the application of acquisition accounting upon attaining control of Pilot for financial reporting purposes.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	Third Quarter		First Nine Months
	2024	2023	2024	2023
Acquisition accounting expenses	$(127)	$(194)	$(389)	$(596)
Corporate interest expense, before foreign currency effects	(56)	(53)	(178)	(171)
Foreign currency exchange rate gains (loss) on Berkshire and BHFC non-U.S. Dollar senior notes	(1,141)	447	(98)	895
Other earnings	447	200	994	501
	$(877)	$400	$329	$629

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. These charges are primarily from the amortization of intangible assets recorded in connection with those business acquisitions.

Foreign currency exchange rate gains pertain to Berkshire’s and BHFC’s Japanese Yen, Euro and Great Britain Pound denominated debt. Changes in foreign currency exchange rates produce unrealized gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Other earnings consist primarily of Berkshire parent company investment income, corporate expenses, intercompany interest income on loans to operating subsidiaries when the related interest expense is included in earnings of the operating subsidiaries and unallocated income taxes. Other earnings increased $247 million in the third quarter and $493 million in the first nine months of 2024, primarily due to increased interest income, including interest earned on intercompany loans to operating subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at September 30, 2024 was $629.1 billion, an increase of $67.8 billion since December 31, 2023. Net earnings attributable to Berkshire shareholders were $69.3 billion for the first nine months of 2024 and included after-tax investment gains of approximately $36.4 billion. Investment gains and losses from changes in the market prices of our investments in equity securities will produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to repurchase minimum or subject to maximum amounts. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $2.9 billion in the first nine months of 2024 to repurchase its common stock.

At September 30, 2024, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills, net of payables for unsettled purchases, of $305.5 billion. Investments in equity and fixed maturity securities, excluding our investments in Kraft Heinz and Occidental common stock, were $287.7 billion. During the first nine months of 2024, we paid $5.8 billion to acquire equity securities and we received $133.2 billion from sales of equity securities.

On January 16, 2024, we acquired the remaining 20% noncontrolling ownership interest in Pilot for $2.6 billion. On September 30, 2024, BHE repurchased shares of its common stock and a $100 million debenture held by certain noncontrolling BHE shareholders in exchange for cash of $2.4 billion and a promissory note with a par amount of $600 million, which was repaid in October 2024.

Our consolidated borrowings at September 30, 2024 were $124.5 billion, of which over 95% were issued by the Berkshire parent company and BHFC, or by BNSF and BHE and its subsidiaries. Berkshire parent company debt outstanding at September 30, 2024 was $19.6 billion, an increase of $857 million from December 31, 2023. In April 2024, Berkshire issued an aggregate ¥263.3 billion (approximately $1.7 billion) of senior notes. In September 2024, Berkshire issued ¥142.5 billion (approximately $1.0 billion) of 1.25% term debt due in 2028. In October 2024, Berkshire issued ¥281.8 billion (approximately $1.85 billion) of senior notes with interest rates ranging from 1.031% to 2.625% and maturity dates ranging from 2027 to 2054. In the first nine months of 2024, senior note maturities were $1.9 billion.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.2 billion at September 30, 2024, relatively unchanged from December 31, 2023. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of September 30, 2024, relatively unchanged from December 31, 2023. In the first nine months of 2024, BNSF issued $1.3 billion of 5.5% debentures due in 2055 and repaid approximately $1.2 billion of maturing senior debentures. BHE’s aggregate borrowings increased $1.0 billion in the first nine months of 2024 to approximately $57.3 billion at September 30. In the first nine months of 2024, BHE subsidiaries issued $5.4 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $4.4 billion. In October 2024, a BHE subsidiary issued $900 million of 5.6% senior notes due in 2054. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first nine months of 2024, our diverse group of businesses generated net operating cash flows of $26.0 billion, which reflects income tax payments of $17.5 billion, including $15.3 billion paid in the third quarter. Income tax payments in 2024 included significant U.S. Federal estimated income tax payments derived from taxable gains on sales of equity securities. The gross proceeds from such sales were included in cash flows from investing activities.

Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $13.6 billion in the first nine months of 2024, which included capital expenditures by BNSF and BHE of $9.0 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. Forecasted capital expenditures for BHE and BNSF over the remainder of 2024 are approximately $3.7 billion.

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

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2024 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our Consolidated Balance Sheet as of September 30, 2024 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $148.9 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2024 included goodwill of acquired businesses of $84.6 billion and indefinite-lived intangible assets of $18.9 billion. In connection with the annual goodwill impairment review in the fourth quarter of 2023, the estimated fair values of nine reporting units did not exceed our carrying values by at least 20%. Our estimated aggregate fair value of these units at that time was approximately $58.5 billion, which exceeded our aggregate carrying value of approximately $54.9 billion. Goodwill of these reporting units totaled approximately $17.3 billion. Three of these reporting units were acquired in late 2022 and early 2023, and, in the aggregate, had an estimated fair value of $21.5 billion, or 1.5% greater than the carrying value, and goodwill of approximately $8.5 billion.

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

As of September 30, 2024, we concluded it was more likely than not that goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on changes in market and economic conditions and events affecting our businesses, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2023 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2024, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. No Class A or Class B shares were repurchased in the third quarter of 2024.

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 2, 2024	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer