Form 10-K
period 2024-12-31
BERKSHIRE HATHAWAY INC
filed 2025-02-24
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2024: $749,400,000,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

February 10, 2025—Class A common stock, $5 par value	546,189 shares
February 10, 2025—Class B common stock, $0.0033 par value	1,338,051,639 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting to be held May 3, 2025 are incorporated in Part III.

Part I

Item 1. Business Description

Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in numerous diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis, a freight rail transportation business and a group of utility and energy generation and distribution businesses. Berkshire also owns and operates numerous other businesses engaged in a variety of manufacturing, services and retailing activities. Berkshire is domiciled in the state of Delaware, and its corporate headquarters is in Omaha, Nebraska.

Berkshire’s operating subsidiaries are managed on an unusually decentralized basis. There are few centralized or integrated business functions. Berkshire’s Chairman and Chief Executive Officer, Vice Chairman of Insurance Operations and Vice Chairman of Non-Insurance Operations participate in and are ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses.

Berkshire’s senior corporate management is responsible for establishing and monitoring Berkshire’s corporate governance practices, including monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. Berkshire’s Board of Directors is responsible for selecting an appropriate successor to the Chief Executive Officer. The Berkshire Code of Business Conduct and Ethics emphasizes, among other things, the commitment to ethics and compliance with government laws and regulations and provides basic standards for ethical and legal behavior of its employees.

Human capital and resources are an integral and essential component of Berkshire’s businesses. Berkshire and its operating subsidiaries employed approximately 392,400 people worldwide at the end of 2024, of which approximately 80% were in the United States (“U.S.”) and 20% were represented by unions. Employees engage in a wide variety of occupations. Consistent with Berkshire’s decentralized management philosophy, Berkshire’s operating subsidiaries each establish specific policies and practices concerning the attraction and retention of personnel within their organizations. Given the wide variations in the nature and size of business activities, specific policies and practices vary among Berkshire’s operating subsidiaries. Policies and practices commonly address, among other things: maintaining a safe work environment and minimizing or eliminating workplace injuries; offering competitive compensation, which includes various health insurance and retirement benefits, as well as incentives to recognize and reward performance; wellness programs; training, learning and career advancement opportunities; and hiring practices intended to identify qualified candidates. Berkshire’s combined U.S. workforce data, based on U.S. Equal Employment Opportunity Commission guidelines, is available on its website (https://www.berkshirehathaway.com), under sustainability.

Insurance Businesses

Berkshire’s insurance business activities are conducted through numerous domestic and foreign-based insurance subsidiaries. Berkshire’s insurance subsidiaries provide insurance and reinsurance of property and casualty risks as well as life and health risks worldwide. Berkshire’s insurance businesses employed approximately 41,500 people at the end of 2024. For purposes of this discussion, entities that provide insurance or reinsurance are referred to as insurers.

In direct or primary insurance activities, the insurer assumes the risk of loss from people or organizations that are directly subject to the risks. Such risks may relate to property, casualty (or liability), life, accident, health, financial or other perils that arise from an insurable event. In reinsurance activities, the insurer assumes defined portions of risks that other direct insurers or reinsurers assumed in their own insuring activities.

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

Insurers that market, sell and service insurance policies in the states where they are licensed are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and/or premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable through admitted insurers. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by the insured party’s direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates or reinsurance contracts.

The insurance regulators of every state participate in the National Association of Insurance Commissioners (“NAIC”). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers in preparing and filing annual statutory financial statements. In addition, the NAIC develops or adopts statutory accounting principles, model laws, regulations and programs dealing with regulatory oversight of solvency, risk management, compliance with financial regulation standards and risk-based capital reporting requirements. However, an insurer’s state of domicile has ultimate authority over these solvency and soundness related matters, and the laws and regulations implemented in individual states may differ from those adopted by the NAIC.

International insurance regulators, through the International Association of Insurance Supervisors (“IAIS”), have been developing advisory standards and best practices focused on establishing a common set of principles (“Insurance Core Principles”) and framework (“ComFrame”) for the regulation of large multi-national insurance groups. The Insurance Core Principles and ComFrame cover a wide range of topics, including group-wide supervision by regulators, corporate governance, risk management, capital adequacy and other macroprudential issues. As part of ComFrame, the IAIS adopted an international capital standard (“ICS”) for internationally active insurance groups in December 2024.

While the IAIS standards do not have legal effect, U.S. state insurance departments and the NAIC are implementing various group supervision regulatory tools and mandates that are responsive to certain IAIS standards. U.S. state regulators have formed supervisory colleges intended to promote communication and cooperation amongst the various domestic and international insurance regulators. U.S. state regulators require insurance groups to file an annual report and an Own Risk Solvency Assessment or ORSA, with the group’s lead supervisor. The NAIC also adopted a group capital calculation (“GCC”) tool for large insurance groups. The NAIC’s GCC is a tool designed to help the lead supervisor understand the capital adequacy across an insurance group. The NAIC is also developing further tools, including various liquidity assessments, that will likely be imposed on insurance groups in the future. While the ICS is based on a consolidation approach, the GCC is based on an aggregation approach called the Aggregation Method. In December 2024, the IAIS announced that the Aggregation Method has been deemed to be comparable to the ICS.

The Nebraska Department of Insurance (“Nebraska DOI”) acts as the lead supervisor for Berkshire’s insurance group and chairs the Berkshire supervisory college. The Nebraska DOI adopted the GCC tool, and Berkshire’s insurance subsidiaries are required to submit an annual GCC to it.

Berkshire’s insurance companies maintain capital strength at exceptionally high levels, which differentiates them from their competitors. The combined statutory surplus of Berkshire’s U.S.-based insurers was approximately $310 billion at December 31, 2024. Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and claims paying ability.

The Terrorism Risk Insurance Act of 2002 established a Terrorism Insurance Program (“Program”) within the U.S. Department of the Treasury to provide federal reinsurance of certified terrorism losses incurred by U.S. commercial property and casualty insurers. The Program extends to December 31, 2027 through the Terrorism Risk Insurance Program Reauthorization Act of 2019. Hereinafter these Acts are collectively referred to as TRIA. The Department of the Treasury is responsible for certifying acts of terrorism under TRIA. Federal reinsurance under TRIA may apply if the industry insured loss for certified events occurring during the calendar year exceeds $200 million.

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

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 80% of their insured losses in excess of the insurers group deductible. Under TRIA, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible for Berkshire’s insurance group is expected to be approximately $2.6 billion in 2025. There is also an aggregate program limit of $100 billion on the amount of the federal reinsurance coverage for each TRIA year.

The extent of insurance regulation varies widely among the countries where Berkshire’s non-U.S. operations conduct business. Each country imposes licensing, solvency, risk management and financial reporting requirements, although the type and extent of the requirements may differ substantially by jurisdiction.

Significant variations can also be found in the size, structure and resources of the local non-U.S. regulatory departments that oversee insurance activities. Certain regulators maintain close relationships with subject insurers and others operate a risk-based approach.

Berkshire’s non-U.S. insurance operations are conducted through subsidiaries and branches of subsidiaries. Non-U.S. insurance subsidiaries are primarily located in Germany, Ireland, the United Kingdom (“U.K.”), Australia and South Africa, and branches are also maintained in several other countries. Most of these foreign jurisdictions impose local capital requirements. Other legal requirements involve discretionary licensing procedures, risk management and governance requirements, local retention of funds and records, and data privacy and protection programs. Berkshire’s international insurance companies are also subject to multinational application of certain U.S. laws. There are various regulatory bodies and initiatives that impact Berkshire in multiple international jurisdictions, and the potential for significant effect on the Berkshire insurance group could be heightened due to industry and economic developments.

Berkshire’s insurance underwriting operations include the following groups: (1) GEICO, (2) Berkshire Hathaway Primary Group and (3) Berkshire Hathaway Reinsurance Group. Alleghany Corporation (“Alleghany”), based in New York, New York, was acquired by Berkshire on October 19, 2022. Alleghany’s operating subsidiaries include property and casualty reinsurance and insurance businesses. Alleghany’s primary insurance businesses are included in the Berkshire Hathaway Primary Group and its reinsurance businesses are included in the Berkshire Hathaway Reinsurance Group.

Except for retroactive reinsurance and periodic payment annuity products, which generate significant amounts of up-front premiums along with estimated claims expected to be paid over long time periods (creating “float,” see Investments section), Berkshire expects to achieve an underwriting profit over time and that its managers will reject inadequately priced risks. Underwriting profit is defined as earned premiums less incurred insurance losses and benefits, loss adjustment expenses and policy acquisition and other underwriting expenses. Underwriting profit does not include income earned from investments. Additional information related to each of Berkshire’s underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland. GEICO’s insurance subsidiaries include Government Employees Insurance Company and several other insurance entities. The GEICO insurance subsidiaries’ principal business is the sale of private passenger automobile insurance to individuals in all 50 states and the District of Columbia. GEICO subsidiaries also sell insurance for motorcycles, all-terrain vehicles, recreational vehicles, boats and small commercial automobile fleets. Marketing is primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone, and to a lesser extent, through captive agents. GEICO also operates an insurance agency that offers insurance written by third parties for individuals desiring insurance coverages that are not sold by GEICO insurance subsidiaries, such as homeowners, renters, condominium, life and identity protection insurance.

GEICO competes for private passenger automobile insurance customers in the preferred, standard and non-standard risk markets with other companies that sell directly to the customer and with companies that use agency sales forces, including State Farm, Progressive, Allstate and USAA. According to the A.M. Best data for 2023 published in 2024, the five largest automobile insurers had a combined market share of approximately 62.3% based on written premiums, with GEICO’s market share being the third largest at approximately 12.3%.

Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other events and factors may have a significant effect upon the frequency or severity of automobile claims.

GEICO’s insurance policies are written on an admitted basis. State insurance departments stringently regulate private passenger auto insurance policies and rates. Competition for private passenger automobile insurance tends to focus on price and level of customer service provided. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to its customers. GEICO primarily uses its own claims staff to manage and settle claims. GEICO’s name and other trademarks are considered material assets and are protected through appropriate registrations.

Berkshire Hathaway Primary Group—The Berkshire Hathaway Primary Group (“BH Primary”) is a collection of independently managed insurers that provide a wide variety of insurance coverages to policyholders located principally in the U.S. Nearly 90% of BH Primary premiums written in 2024 were in the U.S., of which approximately 60% was written on an admitted basis, with the remainder written on a non-admitted basis. These various operations are discussed below.

National Indemnity Company (“NICO”), domiciled in Nebraska, and certain affiliates (“NICO Primary”) underwrite commercial automobile and general liability insurance on an admitted basis and on an excess and surplus lines basis. Insurance coverage is offered nationwide primarily through insurance agents and brokers.

Berkshire Hathaway Homestate Companies (“BHHC”) is a group of insurers offering workers’ compensation, commercial automobile and commercial property coverages to a diverse client base. BHHC has a national reach, with the ability to provide first-dollar and small-to-large deductible workers’ compensation coverage to employers nationwide. NICO Primary and BHHC are each based in Omaha, Nebraska.

Berkshire Hathaway Specialty Insurance (“BHSI”) offers commercial property and casualty, executive and professional, and various other insurance coverages through Berkshire Hathaway Specialty Insurance Company and several other Berkshire subsidiaries. BHSI writes primary and excess policies on an admitted and non-admitted basis in the U.S., and on a local or foreign non-admitted basis outside the U.S. BHSI is based in Boston, Massachusetts, and has regional offices in several other cities within the U.S. BHSI also maintains international offices and branches in Australia, Canada, New Zealand and across several countries in Asia and Europe. BHSI writes insurance policies through wholesale and retail insurance brokers, as well as through managing general agents.

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

MedPro Group (“MedPro”) is a leading provider of healthcare liability (“HCL”) insurance in the U.S. MedPro provides customized HCL insurance, as well as claims, patient safety and risk solutions to physicians, surgeons, dentists and other healthcare professionals, as well as hospitals, senior care and other healthcare facilities. Additionally, MedPro provides HCL insurance solutions to international markets through other Berkshire insurance affiliates, offers professional liability insurance to other non-healthcare professionals, and provides specialized accident and health insurance solutions to colleges and other customers through its subsidiaries and other Berkshire subsidiaries. MedPro is based in Fort Wayne, Indiana. MLMIC Insurance Company (“MLMIC”) writes medical professional liability insurance policies in New York State through brokers and on a direct basis to medical and dental professionals, health care providers and hospitals. MLMIC is based in Albany, New York.

U.S. Liability Insurance Company (“USLI”) includes a group of five specialty insurers that underwrite commercial, professional and personal lines of insurance on an admitted basis, as well as on an excess and surplus lines basis. USLI markets policies in all 50 states, the District of Columbia and Canada through wholesale and retail insurance agents. USLI also underwrites and markets a wide variety of specialty insurance products. USLI is based in Wayne, Pennsylvania. The GUARD Insurance Companies (“GUARD”) consist of five insurance companies that provide a comprehensive suite of commercial insurance solutions to over 200,000 small-to-medium sized businesses. These insurance products are accessible through independent agents and wholesale brokers. GUARD is based in Wilkes-Barre, Pennsylvania.

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

Berkshire Hathaway Reinsurance Group—Berkshire’s combined global reinsurance business, referred to as the Berkshire Hathaway Reinsurance Group (“BHRG”), offers a wide range of coverages on property, casualty, life and health risks to insurers and reinsurers worldwide. BHRG conducts business activities in 24 countries. Reinsurance business is written through NICO and affiliates (“NICO Group”), General Re Corporation and its subsidiaries (“General Re Group”) and Transatlantic Reinsurance Company and its affiliates (“TransRe Group”). U.S. underwriting operations of the NICO Group and General Re Group are based in Stamford, Connecticut while the TransRe Group is based in New York, New York.

Reinsurance contracts are normally classified as treaty or facultative. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified group or class of risks ceded by a direct insurer or reinsurer, while facultative reinsurance involves coverage of specific individual underlying risks. Reinsurance contracts are further classified as quota-share or excess-of-loss. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums and losses of the direct insurer or reinsurer. Excess-of-loss (or non-proportional) reinsurance provides for the indemnification of the direct insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess-of-loss reinsurance contracts may provide for aggregate limits of indemnification.

The type and volume of business written is dependent on market conditions, including prevailing premium rates and coverage terms. The level of underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets as well as from the timing of particularly large reinsurance transactions.

Property/casualty

The NICO Group offers traditional property/casualty reinsurance on both an excess-of-loss and a quota-share basis, catastrophe excess-of-loss treaty and facultative reinsurance, and primary insurance on an excess-of-loss basis for very large or unusual risks. The type and volume of business written by the NICO Group may vary significantly from period to period resulting from changes in perceived premium rate adequacy and from unique or large transactions. A significant portion of NICO Group’s annual reinsurance premium derived from a 20% quota-share agreement with Insurance Australia Group Limited (“IAG”). This quota-share agreement expires December 31, 2029. IAG is a multi-line insurer in Australia, New Zealand and other Asia-Pacific countries.

The General Re Group is a global property and casualty reinsurance business. Reinsurance contracts are written on both a quota-share and excess-of-loss basis for multiple lines of business. Contracts are primarily in the form of treaties, and to a lesser degree, on a facultative basis. The General Re Group conducts business in North America, primarily marketed on a direct basis through General Reinsurance Corporation (“GRC”), which is licensed in the District of Columbia and all states, except Hawaii, where it is an accredited reinsurer. GRC also conducts operations in North America through numerous branch offices in the U.S. and Canada.

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

The General Re Group’s international reinsurance business is primarily written on a direct basis through General Reinsurance AG, based in Cologne, Germany, and subsidiaries and branches in numerous other countries, as well as through brokers by Faraday Corporate Capital Limited, which participates in the Lloyd’s of London market through Syndicate 435.

The TransRe Group provides quota-share and excess-of-loss reinsurance across various property and casualty lines of business. Contracts are written on both a treaty and facultative basis to insurance companies in the U.S. and in foreign markets through subsidiaries and branches in numerous countries. Business is written primarily through brokers, and to a lesser extent on a direct basis.

Life/health

The General Re Group also conducts a global life and health reinsurance business. In 2024, net premiums written were primarily in the Asia-Pacific, U.S. and Western Europe regions. The General Re Group underwrites life, disability, supplemental health, critical illness and long-term care risks on a direct basis.

Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”) and its affiliates write reinsurance covering various forms of traditional life insurance exposures and reinsured certain guaranteed minimum death, income and similar risks on closed-blocks of variable annuity risks, which are in run-off.

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

Periodic payment annuity

BHLN writes periodic payment annuity insurance policies and reinsures annuity-like obligations. Under these policies, BHLN receives upfront consideration and agrees in the future to make periodic payments that often extend for decades. These policies generally relate to the settlement of underlying personal injury or workers’ compensation claims of other insurers, known as structured settlements. Consistent with retroactive reinsurance contracts, time-value-of-money is an important factor in establishing annuity premiums and ultimate payments are expected to exceed premiums received, producing underwriting losses. BHLN wrote no new policies in 2023 and 2024 in response to changing economic and market conditions.

Investments of insurance businesses—Berkshire’s insurance subsidiaries hold significant levels of invested assets. Investment portfolios are managed by Berkshire’s Chief Executive Officer and, to a lesser extent, by two corporate investment managers. Investments include a very large portfolio of publicly traded equity securities, which are unusually concentrated in relatively few companies, as well as in short-term investments and fixed maturity securities. Generally, there are no target allocations by investment type or attempts to match investment asset and insurance liability durations. However, investment portfolios have historically included a much greater proportion of equity securities than is customary in the insurance industry.

Invested assets derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance businesses (“float”). Float represents the approximate net policyholder funds generated through underwriting activities that are held for investment. The major components of float are unpaid losses and loss adjustment expenses, life, annuity and health benefit liabilities (excluding the effects of discount rate changes that are recorded in accumulated other comprehensive income), unearned premiums and other policyholder liabilities less premium and reinsurance receivables, deferred policy acquisition costs and deferred charges on assumed retroactive reinsurance contracts. On a consolidated basis, float has grown from approximately $129 billion at the end of 2019 to approximately $171 billion at the end of 2024. The cost of float can be measured as the net pre-tax underwriting earnings (or loss) as a percentage of average float.

Burlington Northern Santa Fe

Burlington Northern Santa Fe, LLC (“BNSF”) is based in Fort Worth, Texas, and through BNSF Railway Company (“BNSF Railway”) operates one of the largest railroad systems in North America. BNSF Railway had approximately 36,500 employees at the end of 2024, of whom approximately 32,000 were members of a labor union.

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

BNSF Railway’s primary routes, including trackage rights, allow it to access major cities and certain ports in the western and southern U.S. as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF Railway has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. Freight revenues are classified into the following categories: consumer products, industrial products, agricultural products and coal. The volumes shipped and rates charged are affected by competition from other freight carriers within the transportation industry, and changes in the underlying supply and demand for such products.

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

The DOT, OSHA and EPA have jurisdiction under several federal statutes over a number of safety, health and environmental aspects of rail operations, including the transportation of hazardous materials. BNSF Railway is required to transport these materials to the extent of its common carrier obligation. State agencies regulate some health, safety and environmental aspects of rail operations in areas not otherwise preempted by federal law.

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

Consumption of diesel fuel by locomotives accounted for approximately 80% of BNSF Railway’s greenhouse gas (“GHG”) emissions in its baseline year of 2018. BNSF management has committed to a broad sustainability model, applying science-based approaches, that is anticipated to result in a 30% reduction in BNSF Railway’s GHG emissions by 2030 from its baseline year of 2018. BNSF Railway intends to continue improvements in fuel efficiency and increased utilization of renewable diesel fuel. Long-term solutions, such as battery-electric and hydrogen locomotives, are also being evaluated and field-tested.

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

Berkshire Hathaway Energy

Berkshire Hathaway Energy Company (“BHE”) is a holding company headquartered in Iowa with investments in a diversified portfolio of locally managed and operated businesses, principally within the energy industry. BHE’s domestic regulated energy interests are comprised of four regulated U.S. utility companies (collectively, “U.S. utilities”) serving approximately 5.3 million retail customers and five U.S. interstate natural gas pipeline companies with approximately 21,000 miles of operated pipeline having a design capacity of approximately 21.5 billion cubic feet of natural gas per day. Other energy businesses include electric transmission and distribution operations in Great Britain and Canada, a diversified portfolio of mostly renewable independent power projects and investments, and a liquefied natural gas export, import and storage facility. BHE also has an investment in a residential real estate brokerage firm in the U.S. and is a franchisor to a large network of residential real estate brokerages in the U.S. BHE employs approximately 24,000 people in connection with its various operations.

Energy businesses

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

As vertically integrated utilities, BHE’s U.S. utilities collectively own approximately 31,300 net megawatts of generation capacity in operation and under construction. The U.S. utilities’ business is subject to seasonal variations principally related to the use of electricity for air conditioning and natural gas for heating. Typically, regulated electric revenues are higher in the summer months, while regulated natural gas revenues are higher in the winter months.

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

Other energy businesses include Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc, which own a substantial electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. These distribution companies primarily charge supply companies regulated tariffs for the use of their distribution systems and serve about 4.0 million electricity end-users. AltaLink L.P. (“AltaLink”) is a regulated electric transmission-only utility company headquartered in Calgary, Alberta. AltaLink’s high voltage transmission lines and related facilities transmit electricity from generating facilities to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory. AltaLink serves approximately 85% of Alberta’s population. BHE and its subsidiaries, also own interests in independent power projects having approximately 6,100 net megawatts of generation capacity that are in service and under construction in California, Texas, Illinois, Nebraska, Montana, Australia, New York, Arizona, Canada, West Virginia, Minnesota, Kansas, Iowa and Hawaii. These independent power projects sell power generated primarily from wind, solar, geothermal and hydro sources under long-term contracts. Additionally, BHE subsidiaries have invested approximately $7.3 billion to-date in wind projects sponsored by third parties, commonly referred to as tax equity investments.

Regulatory Matters

The U.S. utilities are subject to comprehensive regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; construction and operation of hydroelectric facilities; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1.6 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to its 25% ownership of the Quad Cities Nuclear Station.

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

The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving the nation’s air quality and controlling sources of air emissions. The implementation of these laws and regulations may impact the operation of BHE’s generating facilities, including requiring reductions in emissions at those facilities to comply with the requirements. In addition, the potential adoption of state or federal clean energy standards, which include low-carbon, non-carbon and renewable electricity generating resources, may also impact electricity generators and natural gas providers.

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius and reaching a global peak of GHG emissions as soon as possible to achieve climate neutrality by mid-century; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will be more aggressive in reducing GHG emissions. In the context of the Paris Agreement, the U.S. agreed to reduce GHG emissions by 26% to 28% from 2005 levels by 2025. The Paris Agreement formally became effective on November 4, 2016; however, the U.S. completed its withdrawal from the Paris Agreement on November 4, 2020. President Biden accepted the terms of the climate agreement on January 20, 2021, and the U.S. completed its reentry on February 19, 2021. New commitments to the Paris Agreement were announced in April 2021, with the U.S. pledging to cut its overall GHG emissions by 50% to 52% from 2005 levels by 2030 and to reach 100% carbon pollution-free electricity by 2035. In December 2024, President Biden released new commitments to reach a 61% to 66% reduction in emissions by 2035 from 2005 levels, which includes a 35% reduction in methane emissions. While in January 2025, President Trump ordered to withdraw the U.S. from the Paris Agreement, the outgoing Biden administration highlighted that the revised targets could be met without federal action. Increasingly, states are adopting legislation and regulations to reduce GHG emissions, and local governments and consumers are seeking increasing amounts of clean and renewable energy.

In April 2024, the EPA finalized new rules addressing GHG emissions for the power sector. The requirements are scheduled to take effect January 1, 2030. New natural gas-fueled combustion turbines are expected to utilize lower-emitting fuels and operate as highly efficient generation. Additionally, new baseload combustion turbines exceeding a 40% annual capacity factor must meet an emission limit equivalent to operating with carbon capture and sequestration beginning January 1, 2032. The EPA also identified carbon capture and sequestration as the technology basis for the emissions standards for coal units. Coal-fueled units that will operate after December 31, 2038, must meet emission limits equivalent to operating with carbon capture and sequestration beginning January 1, 2032. Other units are anticipated to co-fire with natural gas and retire prior to January 1, 2039, or convert to natural gas operations and meet emission limits corresponding to capacity factors. The EPA deferred action on standards for existing natural gas-fueled combustion turbines. The rule has been challenged in the D.C. Circuit Court of Appeals. The incoming Trump administration is expected to ask the court to abate litigation while it reevaluates the rule. Because the rule is final and in effect, additional rulemaking would be required to rescind and potentially replace the emissions standards.

In November 2021, the EPA proposed rules that would reduce methane emissions from both new and existing sources in the oil and natural gas industry. The proposals would expand and strengthen emission reduction requirements for new, modified and reconstructed oil and natural gas sources and would require states to reduce methane emissions from existing sources nationwide. The EPA issued a supplemental proposal in November 2022 to further strengthen emission requirements. The rule was finalized in December 2023. Affected sources may have up to five years from the rule’s effective date to comply with requirements identified in state implementation plans. The rule has been challenged in the D.C. Circuit Court of Appeals. The Trump administration is expected to ask the court to abate litigation while it reevaluates the rule. Because the rule is final and in effect, additional rulemaking would be required to rescind and potentially replace the emissions standards.

BHE and its energy subsidiaries continue to focus on delivering reliable, affordable, safe and clean energy to its customers and on actions to mitigate its GHG emissions. BHE’s primary source of GHG emissions is the generation of electricity from its power plants that are fueled by coal or natural gas. In managing its electricity generation, BHE’s subsidiaries work with their regulators to protect the energy and economic needs of customers by considering costs, reliability and sources of electric generation. Over the years, BHE has invested heavily in owned renewable generation and storage, with cumulative investments of $35.4 billion through December 31, 2024. Additionally, BHE has ceased coal operations at 18 generation units. As a result, as of December 31, 2024, BHE has reduced its annual GHG emissions by more than 38% as compared to 2005 levels. To the extent it is beneficial for customers and consistent with regulatory provisions, BHE plans to continue investing in renewable and other low-carbon generation and storage in the future and to cease coal operations at additional coal generation units in a reliable and cost-effective manner, thereby achieving a 50% reduction in GHG emissions from 2005 levels in 2030.

Non-Energy Businesses

HomeServices of America, Inc. (“HomeServices”) is a residential real estate brokerage firm in the U.S. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking, title and closing services, insurance, home warranties, relocation services and other home-related services. It operates under 48 brand names with approximately 37,700 real estate agents in nearly 820 brokerage offices in 34 states and the District of Columbia.

HomeServices’ franchise network includes approximately 270 franchisees and over 1,400 brokerage offices with approximately 44,700 third-party real estate agents under two brand names. In exchange for franchise fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

HomeServices’ principal sources of revenue are dependent on residential real estate transaction volumes, which are normally higher in the second and third quarters of each year. This business is highly competitive and subject to general real estate market conditions.

Manufacturing Businesses

Berkshire’s numerous and diverse manufacturing subsidiaries are grouped into three categories: (1) industrial products, (2) building products and (3) consumer products. Berkshire’s industrial products businesses manufacture components for aerospace and power generation applications, specialty chemicals, metal cutting tools and a variety of other products primarily for industrial use. The building products group produces prefabricated and site-built residential homes, flooring products, insulation, roofing and engineered products, building and engineered components, paint and coatings and bricks and masonry products. The consumer products group manufactures and/or distributes recreational vehicles, batteries, various apparel, footwear and other products. Information concerning the major activities of these three groups follows. Berkshire’s manufacturing businesses employed approximately 180,000 people at the end of 2024.

Industrial products

Precision Castparts

Precision Castparts Corp. (“PCC”), based in Lake Oswego, Oregon, manufactures complex metal components and products and provides high-quality investment castings, forgings, fasteners/fastener systems and aerostructures for critical aerospace and power and energy applications. PCC also manufactures (1) investment castings and forgings for general industrial, armament, medical and other applications; (2) nickel, titanium and cobalt alloys in all standard mill forms, including specialty alloys used to produce investment castings and forgings for the aerospace, chemical processing, oil and gas, pollution control and other industries; (3) fasteners and engineered products for automotive and general industrial markets; and (4) other products and services for various markets and applications.

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

PCC uses forging processes to manufacture components for the aerospace and power generation markets. PCC manufactures high-performance, nickel-based alloys, as well as titanium alloys and products. PCC’s nickel-based alloys are used to produce forged components and investment castings for aerospace and non-aerospace applications in such markets as oil and gas, chemical processing and pollution control. PCC’s titanium products are used to manufacture components for the commercial and military aerospace, power generation, energy, medical and industrial end markets.

PCC is also a leading developer and manufacturer of highly engineered fasteners, fastener systems, aerostructures and precision components, primarily for critical aerospace applications. These products are produced for the aerospace and power and energy markets, as well as for construction, automotive, heavy truck, farm machinery, mining and construction equipment, shipbuilding, machine tools, appliances and recreation markets.

PCC has several significant customers, including aerospace original equipment manufacturers (“OEMs”) (Boeing and Airbus) and aircraft engine manufacturer suppliers (GE Aerospace, Rolls Royce and Pratt & Whitney). The majority of PCC’s sales are from customer orders or demand schedules pursuant to long-term agreements. Contractual terms may provide for termination by the customer, subject to payment for work performed. PCC typically does not experience significant order cancellations, although periodically it receives requests for delays in delivery schedules.

Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products. Continued growth in revenues and earnings will be predicated on PCC’s ability to successfully increase production levels to match the expected growth in aerospace products, as well as improvements in the industry supply chains, which are currently constraining commercial aircraft production at OEMs.

PCC is subject to substantial competition in all of its markets. Components and similar products may be produced by competitors, who use either the same types of manufacturing processes as PCC or other processes. Although PCC believes its manufacturing processes, technology and experience provide its customers with advantages, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the same components and products. Nevertheless, PCC is a leading supplier in most of its principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid PCC in maintaining competitive advantages.

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

PCC is subject to various federal, state and foreign environmental laws concerning, among other things, water discharges, air emissions, waste management, toxic materials use reduction and environmental cleanup. Environmental laws and regulations continue to evolve, particularly related to air and water quality and climate change, including reporting of GHG emissions. As a result, it is also reasonably likely that PCC will be regularly required to make additional expenditures, including capital expenditures, which could be significant, relating to environmental matters.

Lubrizol

The Lubrizol Corporation (“Lubrizol”), headquartered in Wickliffe, Ohio, is a specialty chemical and performance materials company that manufactures products and supplies technologies for the global transportation, industrial and consumer markets. Lubrizol operates two business segments: Lubrizol Additives, which produces engine lubricant additives, driveline lubricant additives and industrial specialties products; and Lubrizol Advanced Materials, which includes engineered materials (engineered polymers and performance coatings) and life sciences (beauty, personal care, health and home care solutions).

Lubrizol Additives’ products are used in a broad range of applications including engine oils, transmission fluids, gear oils, specialty driveline lubricants, fuels, metalworking fluids and compressor lubricants for transportation and industrial applications. Lubrizol Advanced Materials’ products are used in many different types of applications including beauty, personal care, home care, over-the-counter pharmaceuticals, medical devices, performance coatings, sporting goods, plumbing and fire sprinkler systems. Lubrizol is an industry leader in many of the markets in which it competes. Lubrizol Additives’ principal competitors are Infineum International Ltd., Chevron Oronite Company and Afton Chemical Corporation. Lubrizol Advanced Materials’ businesses compete in many markets with a variety of competitors in each product line.

Lubrizol uses its technological leadership position and applies its scientific capabilities, formulation know-how and market expertise in product development to improve the demand, quality and value of its products. Lubrizol also leverages its scientific and applications knowledge to meet and exceed customer performance and sustainability requirements. While Lubrizol typically has patents that expire each year, it invests resources to protect its intellectual property and to develop or acquire innovative products for the markets it serves. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure reliability.

Lubrizol operates its business on a global basis through more than 100 offices, laboratories, production facilities and warehouses on six continents, the most significant of which are North America, Europe, Asia and South America. Lubrizol markets its products worldwide through direct sales, sales agents and distributors. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies. Some of Lubrizol’s largest customers also may be suppliers, although no single customer represented more than 10% of Lubrizol’s consolidated revenues in 2024. In recent years, supply chain disruptions arising from various sources and severe weather affected the availability of raw materials and fulfillment of customer orders and otherwise disrupted Lubrizol’s operations.

Lubrizol expends significant capital to ensure the safety of its employees and the communities where it operates, as well as delivering on its commitments to operational excellence and cybersecurity. Lubrizol also makes significant capital investments to ensure reliable supply and compliance with regulations governing its operations, while reducing its environmental footprint.

Lubrizol is subject to foreign, federal, state and local laws to protect the environment, limit manufacturing waste and emissions, ensure product and employee safety and regulate trade. While Lubrizol’s policies, practices and procedures are designed to limit the associated risks and consequent financial liability, the operation of chemical manufacturing plants entails inherent environmental, safety and other risks, and significant capital expenditures, costs or liabilities could be incurred in the future.

IMC International Metalworking Companies

IMC International Metalworking Companies and its subsidiaries (“IMC”) is one of the three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets. IMC’s primary brand names include ISCAR®, TaeguTec®, Ingersoll®, Tungaloy® and NTK®. Other IMC brand names include, among others, Unitac®, UOP®, It.te.di®, Qutiltec®, Tool—Flo®, PCT®, IMCO®, BSW®, RKS®, Supermill® and Neoboss. IMC’s primary manufacturing facilities are in Israel, the U.S., South Korea, Japan, Germany, Italy, Switzerland, India, China and Mexico.

IMC has six primary product lines: milling tools, parting and grooving tools, turning/thread tools, hole making tools, round tools and tooling. These main product lines are split between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise a major portion of IMC’s sales and earnings. Metal cutting inserts are used by industrial manufacturers to cut metals and are consumed during their use in cutting applications. Steel tool holders are used to hold the insert against the cutting piece. IMC manufactures hundreds of types of highly engineered inserts within each product line that are tailored to maximize productivity and meet the technical requirements of customers. IMC’s staff of scientists and engineers continuously develop and innovate products that address end user needs and requirements.

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

Cemented tungsten carbide powder is the main raw material used in manufacturing cutting tools. Most of IMC’s insert products are made from tungsten. While supplies are currently adequate, significant disruptions or constraints in production processing facilities could cause reduced availability and increased prices.

IMC is committed to following and complying with all government and environmental rules, regulations and requirements and applicable laws. IMC considers environmental preservation and pollution prevention as important factors in all operations and activities. IMC production facilities are built with the highest standards and follow all applicable regulations.

Marmon

Marmon Holdings, Inc. (“Marmon”), headquartered in Chicago, Illinois, is a global industrial organization comprising eleven diverse business groups and more than 120 autonomous manufacturing and service businesses. Marmon’s manufacturing and service operations are conducted at approximately 650 manufacturing, distribution and service facilities located primarily in the U.S., as well as 17 other countries worldwide. Marmon’s business groups are as follows.

The Foodservice Technologies group manufactures beverage dispensing and cooling equipment, hot and cold food preparation and holding equipment and related products for restaurants, global brand owners and other foodservice providers. Operations are based in the U.S. with manufacturing facilities in the U.S., Mexico, China, the Czech Republic and Italy. Products are sold primarily throughout the U.S., Europe and Asia.

The Water Technologies group manufactures water treatment equipment for residential, commercial and industrial applications worldwide. Operations are based primarily in the U.S., Canada, China, Singapore, India and Poland with business centers located in Belgium, France, Germany, the U.K. and Italy.

The Transportation Products group serves the automotive and heavy-duty highway transportation industries with precision-molded plastic components; aluminum tubing and extrusions; replacement parts and solutions for the automotive aftermarket; dry van, flatbed, lowbed and specialty trailers; and truck and trailer components. Operations are conducted primarily in the U.S., Mexico, Canada, Europe and China.

The Retail Solutions group provides retail environment design services; in-store digital merchandising, dispensing and display fixtures; and shopping, material handling and security carts. Operations are conducted in the U.S., the U.K. and the Czech Republic.

The Metal Services group provides specialty metal pipe, tubing and related value-added services to customers across a broad range of industries including aerospace, construction and agricultural. Operations are conducted in the U.S., India, Poland, Singapore, the U.K., the Netherlands, Canada and Mexico.

The Electrical group produces electrical wire for use in residential and commercial buildings, and specialty wire and cable for use in energy, transit, aerospace, defense, communication and other industrial applications. Operations are conducted in the U.S., Canada, India and England.

The Plumbing & Refrigeration group manufactures copper tubing and copper, brass, aluminum and stainless-steel fittings and components for the plumbing, heating, ventilation, air conditioning and refrigeration (HVAC-R) market; custom heat exchange, ducting, air handling units and energy recovery solutions for the HVAC-R market; HVAC systems and structures for data centers, pharmaceutical and industrial sites; and aluminum and brass forgings for many commercial and industrial applications. Key raw materials, including aluminum, copper and stainless steel are widely available. Operations are conducted primarily in the U.S., Canada and the U.K.

The Industrial Products group supplies construction fasteners; masonry and stone anchoring systems used in commercial construction; two component polymer products for anchoring, bonding and repair applications, gloves and other protective wear; gear drives, gearboxes, fan and pump drives for various markets; wind machines for agricultural use; wheels, axles and gears for rail, mining and other applications; lighting products for industrial and mining; equipment for the manufacture and assembly of lead acid batteries; and the manufacturing and installation of after life service products. Operations are primarily based in the U.S., the U.K., Canada and China.

The Rail & Leasing group manufactures, leases and maintains railcars; leases intermodal tank containers; manufactures mobile railcar movers; provides in-plant rail switching and loading services; performs track construction and maintenance; and manufactures steel tank heads and cylinders.

Union Tank Car Company (“UTLX”) is the largest component of the Rail & Leasing group and is a leading designer, builder and full-service lessor of railroad tank cars and other specialized railcars. Together, with its Canadian affiliate Procor, UTLX owns a fleet of approximately 119,000 railcars for lease to customers in chemical, petrochemical, energy and agricultural/food industries. UTLX manufactures tank cars in the U.S. and performs railcar maintenance services at more than 100 locations across North America.

UTLX has a diversified customer base, both geographically and across industries. UTLX, while subject to cyclicality and significant competition in most of its markets, competes by offering a broad range of high-quality products and services targeted at its niche markets. Railcars are typically leased for multiple-year terms and most of the leases are renewed upon expiration. Due to selective ongoing capital investment, utilization rates (the number of railcars on lease as a percentage of the total fleet) are generally high.

Intermodal tank containers are leased through EXSIF Worldwide (“EXSIF”). EXSIF is a leading international lessor of intermodal tank containers with a fleet of approximately 75,000 units, primarily serving chemical producers and logistics operators.

The Crane Services group is a provider of mobile cranes and operators in North America and Australia with a combined fleet of approximately 1,100 cranes, primarily serving the energy, mining, petrochemical and infrastructure markets. Cranes are leased on a fully operated and maintained service basis or on an equipment-only basis. The Crane Services group is subject to customer seasonality, with concentration of volume typically in the warmer months.

The Medical group develops, manufactures and sells a wide range of innovative medical devices in the extremities fixation, craniomaxillofacial surgery, neurosurgery, aesthetics and powered instruments markets. The group’s leading-edge medical technology and products are used globally to help improve patient care and outcomes. Operations are based in the U.S., Europe and China and business is conducted primarily in North and South America, Europe, Asia and Australia.

Certain Marmon businesses, including the Rail & Leasing and Medical groups, are subject to government regulation and oversight. Marmon has numerous known environmental matters which are subject to on-going monitoring and/or remediation efforts. Marmon follows all federal, state and local environmental regulations.

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

LiquidPower Specialty Products Inc. (“LSPI”), headquartered in Houston, Texas, is a global leader in the science of drag reduction application (“DRA”) technology by maximizing the flow potential of pipelines, increasing operational flexibility and throughput capacity, and efficiencies for customers. LSPI develops innovative flow improver solutions with customers in 24 countries on five continents, treating over 50 million barrels of hydrocarbon liquids per day. LSPI’s DRA offering is part of a comprehensive, full-service solution that encompasses industry-leading technology, quality manufacturing, technical support and consulting, a reliable supply chain, injection equipment and field service. LSPI is subject to foreign, federal, state and local laws to protect the environment and limit manufacturing waste and emissions.

The industrial products group also includes W&W|AFCO Steel (“W&W|AFCO”), a leading structural steel fabricator and steel construction business in North America. W&W|AFCO operates 19 steel fabrication plants located across the U.S. W&W|AFCO’s projects include semiconductor plants, stadiums, high-rise buildings, bridges, mining facilities, aircraft hangars, military projects, automotive assembly plants, as well as international projects. W&W|AFCO’s multiyear backlog of projects at the end of 2024 was substantial. W&W|AFCO was acquired in connection with the Alleghany acquisition in October 2022, and its headquarters are in Oklahoma City, Oklahoma.

Building Products

Clayton

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated housing company offering off-site (factory) and site-built homes, including modular, manufactured, CrossMod™, town homes and tiny homes. In 2024, Clayton completed approximately 51,000 off-site built homes, over 95% of which were built to the Department of Energy’s Zero Energy Ready Home program requirements, as well as approximately 10,000 site-built homes. Clayton also offers home financing and other financial services and competes on price, service, location and delivery capabilities.

All Clayton Built® off-site built homes are designed, engineered and assembled in the U.S. As of December 2024, off-site backlog was approximately $700 million. Clayton sells off-site built homes through independent and company-owned home centers, realtors and subdivision channels. Clayton considers its ability to offer financing to retail purchasers a factor affecting the marketplace acceptance of its off-site built homes. Clayton’s financing programs utilize proprietary loan underwriting guidelines to evaluate loan applicants.

Clayton’s site-built division, Clayton Properties Group (“CPG”), includes nine builders across 18 states with nearly 300 subdivisions, supplementing the portfolio of housing products offered to customers. CPG owned and controlled approximately 66,000 homesites, with a home order backlog of approximately $1.46 billion as of December 2024.

Access to key housing inputs, including lumber, steel and resin products, was adequate in 2023 and 2024. Historically, the availability and pricing of these and other inputs has been volatile resulting in input shortages.

Clayton’s off-site home building business is impacted by changes in U.S. home mortgage interest rates. While interest rates slightly declined in the latter part of 2024, interest rates significantly increased during 2022 and 2023, slowing demand for new home construction, which was partially mitigated by low supplies of pre-existing homes for sale.

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

Shaw

Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is a leading manufacturer and distributor of carpet, carpet tile and hard surface flooring products. Shaw designs and manufactures over 4,100 styles of tufted carpet, wood and resilient flooring for residential and commercial use under numerous brand and trade names and under certain private labels. Soft and hard surface products are available in a broad range of patterns, colors and textures. Shaw’s carpet manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the carpet finishing. Shaw’s flooring business is primarily in the U.S. Shaw also manufactures carpet tile in China and the U.K. and distributes carpet tile throughout Europe and Southeast Asia. It manufactures or distributes a variety of hardwood, wood plastic composite, stone plastic composite, vinyl and laminate floor products (collectively, “hard surfaces”). Shaw’s Integrated Solutions business also provides project management and installation services.

Shaw also operates Shaw Sports Turf, Shawgrass and Southwest Greens International, LLC, which provide synthetic sports turf, golf greens and landscape turf products. Shaw’s Watershed subsidiary sells innovative and patented environmental solutions for utility, waste management, erosion control and mining industries and provides patented renewable energy solutions.

Shaw products are sold wholesale to over 42,000 retailers, distributors and commercial users throughout the world. Shaw’s wholesale products are marketed domestically by over 1,800 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s distribution facilities, including seven carpet, nine hard surfaces, one sample full-service and three sample satellite facilities and 30 redistribution centers, enable it to provide prompt and efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester, as well as recycled materials. During 2024, Shaw processed approximately 95% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials is adequate, but costs are impacted by petro-chemical and natural gas price changes. A significant portion of Shaw’s soft-flooring raw materials derive from recycled sources. Raw material cost changes are periodically factored into selling prices to customers.

The soft floor covering industry is highly competitive with only a handful of major competitors domestically. There are numerous manufacturers, domestically and internationally, that are engaged in the hard surfaces flooring sector. According to industry estimates published in 2024 for 2023, carpet accounts for approximately 44% of the total U.S. consumption of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

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

Fiberglass is made from earthen raw materials and recycled glass. JM’s products also contain materials other than fiberglass, including chemical agents to bind many of its glass fibers and various chemical-based and petrochemical-based materials used in roofing and other specialized products. JM uses recycled material when available and suitable to satisfy the broader needs of its customers. The raw materials used in these various products are generally readily available in sufficient quantities from various sources to maintain and expand current production levels although the availability of recycled glass can fluctuate.

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

MiTek

MiTek Industries, Inc. (“MiTek”), based in Chesterfield, Missouri, operates in two separate building markets: residential and commercial. MiTek operates worldwide with sales in over 60 countries and with manufacturing facilities and/or sales/engineering offices located in 16 countries.

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

A significant raw material used by MiTek is hot dipped galvanized sheet steel. While supplies are adequate, variations in supply can produce significant variations in cost and availability.

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

Benjamin Moore coatings are available through more than 8,000 independently owned and operated paint, decorating and hardware retailers, including approximately 4,000 Ace Hardware (“Ace”) stores, throughout the U.S. and Canada as well as 66 countries globally. Benjamin Moore is the preferred paint supplier for Ace stores through an agreement which permits Ace stores to carry specified Benjamin Moore products. Additionally, Benjamin Moore manufactures Clark+Kensington® and Royal® brands, as well as the balance of Ace’s private label paint brands.

Benjamin Moore also allows customers to directly order coatings or color samples online or via its customer information center for national accounts. Orders may be delivered to the customer or a retailer near the customer.

Benjamin Moore competes with numerous manufacturers, distributors and paint, coatings and related products retailers. Product quality, product innovation, breadth of product line, technical expertise, service and price determine the competitive advantage. Competitors include other premium paint and decorating stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets, such as Sherwin-Williams Company, The Pittsburgh Paints Company, The Home Depot, Inc., Lowe’s Companies, Inc and Farrow & Ball.

The most significant raw materials in Benjamin Moore products are titanium dioxide, monomers, polymers, packaging materials and pigments. Historically, the purchased raw materials have been generally available, with pricing and availability subject to fluctuation.

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

Acme operates 12 clay brick manufacturing sites located in four states and three concrete block facilities in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction activity, which is cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is currently adequate.

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

Consumer Products

Recreational vehicles

Forest River, Inc. (“Forest River”), headquartered in Elkhart, Indiana, is a manufacturer of recreational vehicles (“RV”), utility cargo trailers, buses and pontoon boats with products sold in the U.S. and Canada through an independent dealer network. Forest River has numerous manufacturing facilities located in seven states and is a leading manufacturer of RVs with numerous brand names, including Forest River, Coachmen RV and Prime Time. Utility cargo trailers are sold under a variety of brand names. Buses are sold under several brand names, including Starcraft Bus. Pontoon boats are sold under the Berkshire, South Bay and Trifecta brand names.

The RV industry is highly competitive. Competition is based primarily on price, design, quality and service. The industry has consolidated over the past several years and is concentrated in a few companies, the largest of which had a market share of approximately 40% based on industry data as of September 2024. Forest River held a market share of approximately 35% at that time. Forest River is subject to regulations of the National Traffic and Motor Vehicle Safety Act, the safety standards for recreational vehicles established by the U.S. Department of Transportation and similar laws and regulations issued by the Canadian government. Forest River is a member of the Recreational Vehicle Industry Association, a voluntary association of RV manufacturers which promotes safety standards for RVs. Forest River believes its products comply in all material respects with the standards that govern its products.

Apparel and footwear

Fruit of the Loom, Inc. (“FOL”), headquartered in Bowling Green, Kentucky, is primarily a manufacturer and distributor of basic apparel, underwear, outerwear, athletic apparel and sports equipment. Products under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise, mid-tier chains and wholesale markets. In the Vanity Fair Brands product line, Vassarette®, Curvation® and Radiant by Vanity Fair® are sold in the mass merchandise market, while other Vanity Fair® products are sold to mid-tier chains and department stores. FOL also markets and sells athletic apparel and sports equipment to team dealers and to sporting goods retailers under the Russell Athletic® and Spalding® brands.

FOL generally performs its own knitting, cloth finishing, cutting, sewing and packaging for apparel. For the North American market, which is FOL’s predominant sales region, cloth manufacturing is primarily performed in Honduras. Labor-intensive cutting, sewing and packaging operations are in Central America and Asia. For the European market, products are either sourced from third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. Athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

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

Other consumer products

The Duracell Company (“Duracell”), headquartered in Chicago, Illinois, is a leading manufacturer of high-performance alkaline and lithium coin batteries. Duracell manufactures batteries in the U.S., Europe and China and provides a network of worldwide sales and distribution centers. Duracell sells its products to a diverse group of retailers and distributors across the globe. There are several competitors in the battery manufacturing market. Duracell estimates that it had a 32% market share of the global alkaline battery market in 2024. The availability of raw materials, which are primarily steel, zinc, manganese and nickel-based chemistries, is currently sufficient.

The consumer products group also includes Jazwares, LLC, (“Jazwares”), acquired in October 2022 in connection with Alleghany. Jazwares, headquartered in Plantation, Florida, is a leading global toy and consumer products manufacturer with a robust portfolio of owned and licensed brands, such as Squishmallows™, BLDR™, Pokémon™, Hello Kitty™, Star Wars™, Disney™, BumBumz™ and Adopt Me™. In addition to toys, offerings also include virtual games, costumes and products for pets. Jazwares sells its products in more than 100 countries.

Richline Group, Inc., headquartered in New York, New York, operates four strategic business units: Richline Jewelry, LeachGarner, Rio Grande and Inverness. Each business unit is a manufacturer and/or distributor of precious metal, non-precious metal, diamond and gem products to specific target markets, including large jewelry chains, department stores, shopping networks, mass merchandisers, e-commerce retailers and artisans as well as certain global manufacturers and wholesalers in the medical, electronics and aerospace industries. Albecca Inc. (“Albecca”), headquartered in Suwanee, Georgia, operates in the U.S., Canada and 11 other countries, with products primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass and framing supplies. Complementary to its framing products, Albecca offers art printing and fulfillment services.

Pilot Travel Centers

In 2017, Berkshire acquired a 38.6% noncontrolling interest in Pilot Travel Centers, LLC (“Pilot”). On January 31, 2023, Berkshire acquired an additional 41.4% interest and attained control of Pilot and began consolidating Pilot for financial reporting purposes beginning February 1, 2023. On January 16, 2024, Berkshire acquired the remaining 20% noncontrolling interest and Pilot became an indirect wholly-owned subsidiary.

Pilot operates 677 travel center and 77 fuel-only retail locations across the U.S. and in five Canadian provinces, primarily under the names Pilot or Flying J, through 658 company-owned locations, as well as through 96 locations held in unconsolidated joint ventures. Pilot and subsidiaries also conduct wholesale fuel and fuel marketing businesses in the U.S. and sell diesel fuel at over 140 locations in the U.S. and Canada through various third-party arrangements in which Pilot procures and sells diesel fuel to consumers at locations owned by the third parties. Pilot also operates a water disposal business in the oil fields sector.

Pilot sold approximately 11.4 billion gallons of fuel (primarily diesel, gasoline and diesel exhaust fluid) in 2024 through its various company-owned retail locations, third-party arrangements and wholesale businesses. The Pilot operated joint ventures also sold approximately 900 million gallons of fuel in 2024. Additionally, Pilot provides charging stations for electric vehicles at approximately 130 travel centers in connection with an agreement with General Motors to develop a nationwide electric vehicle fast charger network of 2,000 charging stations in 500 U.S. locations by 2026. Pilot and subsidiaries had approximately 29,200 employees at the end of 2024.

Pilot’s travel centers are generally located close to an interstate highway and offer petroleum products, merchandise, food and other services and amenities to consumers, travelers and professional truck drivers. The travel center industry is concentrated among a few large operators, including Love’s Travel Stops and TravelCenters of America, although there are numerous independent operators that operate one to ten travel centers. Pilot’s top 10 customers for diesel sales accounted for approximately 10% of total diesel gallons sold in 2024, while Pilot’s top 10 fuel suppliers accounted for approximately 54% of gallons purchased in 2024.

Pilot is subject to federal, state, and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance. The retirement of certain long-lived assets (such as petroleum tanks, dispensers and disposal wells) may result in asset retirement obligations.

McLane

McLane Company, Inc. (“McLane”) provides wholesale distribution services in all 50 states to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. McLane’s major customers during 2024 included Walmart (approximately 17.3% of revenues); 7-Eleven (approximately 13.2% of revenues); and Yum! Brands (approximately 12.5% of revenues). McLane’s business model is based on a high volume of sales, rapid inventory turnover and stringent expense controls. Operations are divided into three business units: retail distribution, restaurant distribution and beverage distribution.

McLane’s retail distribution unit, based in Temple, Texas, maintains a dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Retail operations provide products to approximately 46,400 retail locations nationwide. McLane’s retail distribution unit operates 26 distribution facilities in 20 states.

McLane’s restaurant distribution unit, based in Carrollton, Texas, focuses on serving the quick service and casual dining restaurant industry with high quality, timely-delivered products. Operations are conducted through 45 facilities in 22 states. The restaurant distribution unit services approximately 32,000 restaurants nationwide.

Through its subsidiaries, McLane also operates wholesale distributors of distilled spirits, wine and beer. The beverage unit operates as Empire Distributors, with operations conducted through 14 distribution centers in Georgia, North Carolina, Tennessee and Colorado. Empire Distributors services approximately 30,200 retail locations in the Southeastern U.S. and Colorado. McLane had approximately 24,800 employees at the end of 2024.

Service and Retailing Businesses

Service Businesses

Berkshire’s service businesses provide professional aviation training programs, shared aircraft ownership programs and distribution of electronic components. Additionally, service businesses include franchising and servicing of quick service restaurants, media businesses (television and information distribution), as well as logistics services businesses. Berkshire’s service businesses employed approximately 30,400 people at the end of 2024. Information regarding each of these operations follows.

FlightSafety

FlightSafety International Inc. (“FlightSafety”) is an industry leading provider of professional aviation training services and flight simulation products. FlightSafety and FlightSafety Textron Aviation Training, a joint venture with Textron, provide high technology training to pilots, aircraft maintenance technicians, flight attendants and dispatchers who operate and support a wide variety of business, commercial and military aircraft. The training is provided using a large fleet of advanced full flight simulators at learning centers and training locations in the U.S., Australia, Brazil, Canada, France, Japan, Norway, Singapore, South Africa and the U.K. Compliance with applicable environmental regulations is an inherent requirement to operate the facilities. The vast majority of the instructors, training programs and flight simulators are qualified by the United States Federal Aviation Administration (“FAA”) and other aviation regulatory agencies around the world.

FlightSafety is also a leader in the design and manufacturing of full flight simulators, visual systems, displays and other advanced technology training devices. This equipment is used to support FlightSafety training programs and is offered for sale to airlines and governments around the world. Manufacturing facilities are located in Oklahoma and Illinois. FlightSafety strives to maintain and manufacture simulators and develop courseware using state-of-the-art technology, incorporating critical safety standards and procedures. FlightSafety invests in research and development, further advancing the delivery of new equipment and training programs.

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

TTI

TTI, Inc. (“TTI”), headquartered in Fort Worth, Texas, is a global specialty distributor of passive, interconnect, electromechanical, discrete, and semiconductor components used by customers in the manufacturing and assembling of electronic products. TTI’s customer base includes OEMs, electronic manufacturing services, original design manufacturers and military and commercial customers, as well as design and system engineers. TTI’s distribution agreements with the industry’s leading suppliers allow it to uniquely leverage its product cost and to expand its business by providing new lines and products to its customers. TTI operates sales offices and distribution centers from more than 180 locations throughout North America, South America, Europe and Asia.

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

Other

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 93,000 units located at 47 facilities throughout the U.S. The fleet includes over-the-road and storage trailers, chassis, temperature-controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing equipment. By maintaining a large fleet, XTRA provides customers with a broad selection of equipment and quick response times.

International Dairy Queen Inc. develops and services a worldwide system of approximately 7,700 franchised restaurants operating primarily under the names DQ Grill and Chill®, Dairy Queen®, DQ® and Orange Julius® that offer various dairy desserts, beverages, prepared foods and blended fruit drinks. Business Wire Inc. (“Business Wire”) transmits full-text news releases, regulatory filings, photos and other multimedia content to journalists, financial professionals, investor services, regulatory authorities and the general public. Releases are distributed globally via Business Wire’s patented NX network. CORT Business Services Corporation (“CORT”) is a leading national provider of rental furniture and related services in the “rent-to-rent” segment of the furniture rental industry. CORT’s primary revenue streams include furniture rental to individuals, businesses, government agencies, the trade show and events industry and retail sales of new and used furniture. WPLG, Inc. is an ABC affiliate television broadcast station serving the Miami/Ft. Lauderdale market. WPLG, Inc. operates WPLG-TV, local10.com, MeTV South Florida and Heroes & Icons Network in South Florida. Charter Brokerage Holdings Corp. is a leading non-asset based third party logistics provider to various industries.

The services group also includes IPS-Integrated Project Services, LLC (“IPS”), which was acquired in connection with the Alleghany acquisition in 2022. IPS operates globally and provides a range of professional design, validation, construction, project controls and consulting services for manufacturing and support facilities within the pharmaceutical, biotech and life sciences, science and technology, data center, industrial, commercial and retail industries. IPS’s services are required to be compliant with each jurisdiction’s regulations applicable to the engineering and architectural service providers.

Retailing Businesses

Berkshire’s retailing businesses include automotive, home furnishings and several other operations that sell various consumer products and services. Berkshire’s retailing businesses employed approximately 26,000 people at the end of 2024. Information regarding each of these operations follows.

Berkshire Hathaway Automotive

Berkshire Hathaway Automotive, Inc. (“BHA”) is one of the largest automotive retailers in the U.S., operating 108 new vehicle franchises through 83 dealerships located primarily in major metropolitan markets in the U.S. The dealerships sell new and used vehicles, vehicle maintenance and repair services, extended service contracts, vehicle protection products and other aftermarket products. BHA also arranges financing for its customers through third-party lenders. BHA operates 31 collision centers directly connected to the dealerships’ operations and owns and operates two auto auctions and an automotive fluid maintenance products distributor.

Dealership operations are highly concentrated in the Arizona and Texas markets, with approximately 75% of dealership-related revenues derived from sales in these markets. BHA maintains franchise agreements with 27 different vehicle manufacturers, although it derives a significant portion of its revenue from the Toyota/Lexus, General Motors, Ford/Lincoln, Nissan/Infiniti and Honda/Acura brands. These manufacturers normally represent approximately 90% of the revenue generated by BHA’s dealerships.

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

BHA also develops, underwrites and administers various vehicle protection plans sold to consumers through BHA’s dealerships and third-party dealerships. BHA also develops proprietary training programs and materials and provides ongoing monitoring and training of the dealership’s finance and insurance personnel.

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

Jordan’s operates a retail furniture business from eight locations with approximately 1 million square feet of retail space in stores located in Massachusetts, New Hampshire, Rhode Island, Maine and Connecticut. The retail stores are supported by an 800,000 square foot distribution center in Taunton, Massachusetts. Jordan’s is the largest furniture retailer, as measured by sales, in Massachusetts, Maine and New Hampshire and is well known in its markets for its unique store arrangements and advertising campaigns. Star operates home furnishings retail stores in Texas. Star’s retail facilities currently include about 700,000 square feet of retail space in 10 locations in Texas, including seven in Houston.

Other

Other retailing businesses include three jewelry companies. Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store in Omaha, Nebraska. Borsheims is a high-volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, LLC (“Helzberg”) is based in North Kansas City, Missouri, and operates a chain of 163 retail jewelry stores in 34 states, which includes approximately 350,000 square feet of retail space. Helzberg’s stores are located in malls, outlet malls and other retail venues, and operate under the name Helzberg Diamonds® or Helzberg Diamonds Outlet®. Ben Bridge Jeweler (“Ben Bridge”), based in Seattle, Washington, operates retail jewelry stores under the Ben Bridge Jeweler and five other brand names in nine western states. The Ben Bridge Jeweler locations offer loose diamonds, finished jewelry and high-end timepieces. Ben Bridge also operates five boutiques that sell timepieces of specific brands, including Rolex, Tudor, Grand Seiko, Omega and Breitling.

See’s Candy Shops, Incorporated (“See’s”) produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and South San Francisco and a facility in Burlingame, California. See’s operates approximately 250 retail and volume saving stores located mainly in California and other Western states, as well as approximately 115 seasonal locations. See’s revenues are highly seasonal with approximately half of its annual revenues earned in the fourth quarter.

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

Oriental Trading Company (“OTC”) is an online retailer for fun value-priced party supplies, seasonal products, arts and crafts, toys and novelties, school supplies, educational games and patient giveaways. OTC, headquartered in Omaha, Nebraska, serves a broad base of over three million customers annually, including consumers, schools, churches, non-profit organizations, medical and dental offices and other businesses. OTC offers a unique assortment of over 70,000 fun value-priced products emphasizing proprietary designs. OTC operates both direct-to-consumer and business-to-business brands including Oriental Trading®, Fun Express®, MindWare®, SmileMakers®, Morris Costumes® and HalloweenExpress.com® and utilizes a multi-channel marketing approach along with dedicated sales teams to promote online sales.

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

As of December 31, 2024, Berkshire or a subsidiary owned approximately 27% of the outstanding common stock of The Kraft Heinz Company (“Kraft Heinz”) and 28% of the outstanding Occidental Petroleum Corporation (“Occidental”) common stock. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an international energy company, including oil and natural gas exploration, development and production, and chemicals manufacturing businesses. Occidental’s midstream businesses purchase, market, gather, process, transport and store various oil, natural gas, carbon dioxide and other products. Information concerning these investments is included in Note 5 to Berkshire’s Consolidated Financial Statements.

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

Cybersecurity risks could result in economic losses to our businesses and reputational damage.

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

Cyber-attacks could further adversely affect our ability to operate our facilities, information technology and business systems or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets, customers or suppliers from cyber-attacks may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption, unstable markets, increased security, repair or other costs, or may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets resulting from terrorism, sustained or significant cyber-attacks or war could also have a material adverse effect on our ability to raise capital. We share these risks with all businesses.

Geopolitical events could cause losses to our business and losses in the values of securities we own.

We believe risks of adverse effects from geopolitical events are rising, through armed and diplomatic conflicts involving governments in various parts of the world. Government policies and actions taken in the U.S. and elsewhere, including responses of other governments to such actions may adversely affect our operating businesses through reduced sales, increased costs, restricted supply chains, physical damage to our properties and loss of life of our employees and losses in the values of the securities we own. In addition, international trade policies in the U.S. and elsewhere, including tariffs and other barriers, could negatively impact our operating results. We share these risks with all businesses.

We are dependent on a few key people for our major investment and capital allocation decisions.

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and Chief Executive Officer, age 94. Mr. Gregory Abel is Vice Chairman of Berkshire’s non-insurance operations and Mr. Ajit Jain is Vice Chairman of Berkshire’s insurance operations. Mr. Abel and Mr. Jain each report directly to Mr. Buffett.

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

In our decentralized business model, we need qualified and competent management to direct day-to-day business activities of our operating subsidiaries and to manage changes in future business operations due to changing business or regulatory environments. Our operating subsidiaries also need qualified and competent personnel to execute business plans and serve their customers, suppliers and other stakeholders. Our inability to recruit, train and retain qualified and competent managers and personnel could negatively affect the operating results, financial condition and liquidity of our subsidiaries and Berkshire as a whole. Further, labor disruptions or strikes at our subsidiaries, our customers or within our supply chains could reduce our sales, increase our costs and negatively impact our periodic operating results.

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

Since a large percentage of our equity securities are held by our insurance subsidiaries, significant decreases in the fair values of these investments will produce significant declines in the statutory surplus of our insurance subsidiaries. Our large statutory surplus is a competitive advantage, and a long-term material decline could have an adverse effect on our claims-paying ability ratings and our ability to write new insurance business, thus potentially reducing our future underwriting profits.

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

Over time, regulatory initiatives have been adopted in the United States and elsewhere for a variety of reasons, including as responses to financial markets crises, global economic recessions, and social and environmental issues. Such initiatives address, for example, the regulation of banks and other major financial institutions, the regulation of products and services and environmental and climate change matters and income tax policy. These initiatives impact all of our businesses, albeit in varying ways. Increased regulatory compliance costs could have a significant negative impact on our operating businesses, as well as on the businesses in which we have significant, but not controlling, economic interests. We cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations and/or cash flows.

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

Climate and weather-related events and the regulation of GHG emissions could impact our businesses to varying degrees. Climate-related events, including hurricanes, floods, wildfires, and other extreme weather events may increase the physical risks and impacts to our operations. An increase in the frequency or intensity of extreme weather events and storms could negatively impact the physical assets of our non-insurance operations and could produce losses affecting our businesses. Similarly, extreme weather events may produce losses affecting our insurance operations as their primary business is to monitor, assess and price risk, including climate-related risk, at an expected economic profit to address the risk-transfer needs of their insurance customers.

Additional GHG and climate-related policies, including legislation, may emerge that influence the transition to a lower GHG-emitting economy and could, in turn, influence costs for our businesses to comply with those policies, including BNSF and BHE, which combined represent more than 90% of Berkshire’s direct emissions. The failure to comply with new or existing regulations or reinterpretation of existing regulations relating to climate change could have a significant adverse effect on our financial results.

Risks unique to our regulated businesses

Our tolerance for underwriting risk assumed in our various insurance businesses may result in significant underwriting losses.

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

The principal cost associated with the property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, it will take decades before all claims that have occurred as of any given balance sheet date will be settled. Although we believe that recorded liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Estimating insurance claim costs is inherently imprecise. It is possible that significant claims may emerge or develop in the future from the policies we have written in the past.

As industry practices and legal, social and environmental conditions evolve, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability and increased frequency of litigation. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent and result in increased litigation costs and adverse judicial awards. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($147.6 billion at December 31, 2024), and a small percentage increase to those liabilities can result in a material reduction in reported earnings.

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

Our railroad business conducted through BNSF is also subject to a significant number of laws and regulations with respect to rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates, without providing any recourse for any adverse effects that the change may have on the business. Complying with legislative and regulatory changes may pose significant operating and implementation risks and require significant capital expenditures. BNSF can be exposed to significant litigation costs and losses arising from these matters and from ongoing business operations.

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

Our utilities and energy businesses operated under BHE are highly regulated by numerous federal, state, local and foreign governmental authorities in the jurisdictions in which they operate. These laws and regulations are complex, dynamic and subject to new interpretations or change. Regulations affect almost every aspect of our utilities and energy businesses. Regulations broadly apply and may limit management’s ability to independently make and implement decisions regarding numerous matters including: acquiring businesses; constructing, acquiring, disposing or retiring of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt; managing and reporting transactions between our domestic utilities and our other subsidiaries and affiliates; and paying dividends or similar distributions. Failure to comply with or reinterpretations of existing regulations and new legislation or regulations, such as those relating to air quality, climate change, emissions performance standards, water quality, coal ash disposal and other environmental matters, or changes in the nature of the regulatory process may have a significant adverse impact on our financial results. Furthermore, our regulated energy subsidiaries are exposed to losses arising from wildfires and related litigation and judicial outcomes. The energy rates charged by our regulated energy subsidiaries to customers are based on the costs of the business and require regulatory approval. To the extent costs are not recoverable through approved rates, the operating results and financial condition of these businesses can be negatively impacted, perhaps materially.

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

Berkshire and its Business Groups rely on third-party service providers for a variety of products and services to run their information systems. This dependence exposes Berkshire and the Business Groups, along with others who use these service providers, to the impact of a cyber-attack on their service providers. On occasion, a cyber-attack at a third party service provider could have a significant financial, operational or reputational impact to Berkshire. Berkshire and its Business Groups continuously monitor the risks associated with its service providers.

The Audit Committee of Berkshire’s Board of Directors has responsibility for oversight of Berkshire’s cybersecurity risk management program. The Audit Committee receives periodic reports regarding the number of and impact from cybersecurity incidents reported through Berkshire’s cybersecurity incident reporting process. Additionally, the Audit Committee is updated on cybersecurity trends and related issues. Furthermore, the Audit Committee approves and receives updates on the workplan performed by Berkshire’s internal audit group that focuses on information technology and cybersecurity risks. This includes audit procedures related to internal and external penetration testing, attack simulations, vulnerability assessments, cybersecurity program reviews and other audits designed to investigate specific risks. The frequency of these updates is determined by the Audit Committee in conjunction with Berkshire’s senior management.

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

Burlington Northern Santa Fe

Through BNSF Railway, BNSF operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states, and also operates in three Canadian provinces. BNSF owns over 23,000 route miles, including easements, and operates over 9,000 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. As of December 31, 2024, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of over 50,000 operated miles of track.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic and include approximately 25 intermodal hubs located across the system. BNSF owns or holds under non-cancelable leases exceeding one year approximately 6,800 locomotives and 71,400 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2024, BNSF recorded approximately $2.4 billion in repairs and maintenance expense.

Berkshire Hathaway Energy

BHE’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of BHE’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of BHE’s electric generating facilities. Properties of BHE’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, liquefied natural gas facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each of BHE’s utility service territories. In addition to these physical assets, BHE has rights-of-way, mineral rights and water rights that enable BHE to utilize its facilities. Pursuant to separate financing agreements, the majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. BHE or its affiliates own or have interests in the following types of operating electric generating facilities at December 31, 2024:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net Owned Capacity (MW) (1)
Wind	PacifiCorp, MEC, BHE Canada, BHE Montana and BHE Renewables	Iowa, Wyoming, Texas, Montana, Nebraska, Washington, California, Illinois, Canada, Oregon and Kansas	12,659	12,659
Natural gas	PacifiCorp, MEC, NV Energy, BHE Canada and BHE Renewables	Nevada, Utah, Iowa, Wyoming, Illinois, Washington, Oregon, Texas, New York, Arizona and Canada	12,887	12,251
Coal	PacifiCorp, MEC and NV Energy	Iowa, Wyoming, Utah, Nevada, Colorado and Montana	12,146	7,466
Solar	MEC, NV Energy, Northern Powergrid and BHE Renewables	California, Australia, Nevada, Texas, Arizona, Iowa and Minnesota	2,270	2,122
Hydroelectric	PacifiCorp, MEC and BHE Renewables	Washington, Oregon, Idaho, Utah, Hawaii, Montana, Illinois, California and Wyoming	985	985
Nuclear	MEC	Illinois	1,811	452
Geothermal	PacifiCorp and BHE Renewables	California and Utah	377	377
		Total	43,135	36,312

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

As of December 31, 2024, BHE’s subsidiaries also have electric generating facilities that are under construction in Wyoming, Nevada, West Virginia and California having total Facility Net Capacity and Net Owned Capacity of 1,085 MW. BHE’s subsidiaries also have battery energy storage systems in Nevada, Montana, West Virginia and Oregon having total Facility Net Capacity and Net Owned Capacity in operation of 320 MW and under construction of 527 MW.

PacifiCorp, MEC and NV Energy own electric transmission and distribution systems, including approximately 28,300 miles of transmission lines and approximately 1,660 substations, and gas distribution facilities, including approximately 28,700 miles of gas mains and service lines.

The BHE GT&S pipeline system consists of approximately 5,400 miles of natural gas transmission, gathering and storage pipelines located in portions of Maryland, New York, Ohio, Pennsylvania, Virginia, West Virginia, South Carolina and Georgia. Storage services are provided through the operation of 17 underground natural gas storage fields located in Pennsylvania, West Virginia and New York. BHE GT&S also operates, as the general partner, and holds a 75% limited partnership interest in one liquefied natural gas export, import and storage facility in Maryland and operates and has interests in three smaller liquefied natural gas facilities in Alabama, Florida and Pennsylvania.

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

Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) operate an electricity distribution network that includes approximately 17,100 miles of overhead lines, approximately 44,600 miles of underground cables and approximately 860 major substations. AltaLink’s electricity transmission system includes approximately 8,300 miles of transmission lines and approximately 310 substations.

Other Segments

Significant physical properties used by Berkshire’s other business segments are summarized below:

				Number of Properties
Business	Country	Locations	Property/Facility type	Owned	Leased
Insurance	U.S.		Offices and claims centers	9	83
			Offices	6	89
	Non-U.S.	Locations in 27 countries	Offices	1	65

Manufacturing	U.S.		Manufacturing facilities	520	139
			Offices/Warehouses	248	512
			Retail/Showrooms	239	211
			Housing subdivisions	288	—
	Non-U.S.	Locations in 61 countries	Manufacturing facilities	170	92
			Offices/Warehouses	119	440

Pilot	U.S.		Travel centers	517	92
			Offices/Warehouses	4	24
			Fuel mixing/Processing facilities	2	25
			Product/Rail terminals	9	3
			Cardlock/Fuel stops	—	49
			Saltwater disposal wells	138	—
			Ethanol plant	1	—

McLane	U.S.		Distribution centers/Offices	61	28

Service	U.S.		Training facilities/Hangars	11	82
			Offices/Distribution	14	141
			Production facilities	3	3
			Leasing/Showrooms/Retail	42	28
	Non-U.S.	Locations in 20 countries	Training facilities/Hangars	1	14
			Offices/Distribution	1	50

Retailing	U.S.		Offices/Warehouses	23	25
			Retail/Showrooms	145	457
	Non-U.S.	Locations in 7 countries	Retail/Offices/Warehouses	—	96

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

Reference is made to Note 27 to the accompanying Consolidated Financial Statements for information concerning certain litigation involving Berkshire subsidiaries. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that any liability that may arise from other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-K.

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	94	Chairman and Chief Executive Officer	1970
Gregory E. Abel	62	Vice Chairman – Non-Insurance Operations	2018
Ajit Jain	73	Vice Chairman – Insurance Operations	2018
Marc D. Hamburg	75	Senior Vice-President – Chief Financial Officer	1992

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

Shareholders

Berkshire had approximately 1,100 record holders of its Class A common stock and 16,800 record holders of its Class B common stock at February 10, 2025. Record owners included nominees holding at least 319,000 shares of Class A common stock and 1,332,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. No Class A or Class B shares were repurchased in the fourth quarter of 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
October	—	$—	—	*
November	—	$—	—	*
December	—	$—	—	*

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

Stock Performance Graph

The following chart compares the value of $100 invested in Berkshire common stock on December 31, 2019 and subsequent values with a similar investment in the Standard & Poor’s 500 Stock Index and in the Standard & Poor’s Property & Casualty Insurance Index.**

DOLLARS
240
220
200
180
160
140
120
100
80
2019
2020
2021
2022
2023
2024
Berkshire Hathaway Inc.
S&P 500 Index*
S&P 500 Property & Casualty Insurance Index*
228
200
197
168
159
158
152
152
137
132
128
125
118
107
102

* Cumulative return for the Standard & Poor’s indices based on reinvestment of dividends.

** It is difficult to develop a group of companies comparable to Berkshire. Berkshire owns subsidiaries engaged in numerous diverse business activities of which an important component is the property and casualty insurance business. Accordingly, Berkshire uses the Standard & Poor’s Property & Casualty Insurance Index for comparative purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire shareholders for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	2024	2023	2022
Insurance – underwriting	$9,020	$5,428	$(30)
Insurance – investment income	13,670	9,567	6,484
BNSF	5,031	5,087	5,946
Berkshire Hathaway Energy (“BHE”)	3,730	2,331	3,904
Manufacturing, service and retailing	13,072	13,362	12,512
Non-controlled businesses*	1,519	1,750	1,528
Investment gains (losses)	41,558	58,873	(53,612)
Other	1,395	(175)	509
Net earnings (loss) attributable to Berkshire shareholders	$88,995	$96,223	$(22,759)

——————

* Includes certain businesses in which Berkshire had between a 20% and 50% ownership interest.

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 26 to the accompanying Consolidated Financial Statements) should be referenced in conjunction with this discussion.

Our periodic operating results may be affected in future periods due to impacts of ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events. We cannot reliably predict the future economic effects of these factors or events on our businesses.

Insurance underwriting generated after-tax earnings of $9.0 billion in 2024 and $5.4 billion in 2023 and losses of $30 million in 2022. Earnings in 2024 and 2023 benefited from significantly improved operating results at GEICO, which generated a significant loss in 2022. Underwriting results in 2024 also included estimated claims from Hurricanes Helene and Milton ($1.2 billion after-tax) and accruals in connection with a bankruptcy settlement agreement related to a non-insurance affiliate. Underwriting results in 2023 and 2022 included after-tax losses from significant catastrophe events of approximately $725 million and $2.4 billion, respectively. After-tax earnings from insurance investment income increased $4.1 billion in 2024 and $3.1 billion in 2023 compared to corresponding prior years, driven by higher interest income from short-term investments.

After-tax earnings of BNSF declined 1.1% in 2024 compared to 2023 and 14.4% in 2023 compared to 2022. Earnings in 2024 benefited from higher unit volume, improvements in employee productivity and lower other operating costs, and were negatively impacted by charges related to a labor agreement in the fourth quarter of 2024 and litigation charges related to an ongoing legal case. The decrease in 2023 was primarily attributable to lower overall freight volumes and higher non-fuel operating costs, partially offset by lower fuel costs.

After-tax earnings of our utilities and energy business increased $1.4 billion in 2024 compared to 2023 and declined $1.6 billion in 2023 compared to 2022. The earnings increase in 2024 reflected lower estimated wildfire loss accruals at PacifiCorp and higher earnings from natural gas pipelines, primarily due to reductions in earnings attributable to noncontrolling interests, and other energy businesses. The earnings decline in 2023 reflected increased estimated wildfire loss accruals, as well as lower earnings from other energy and real estate brokerage businesses compared to 2022.

Earnings from our manufacturing, service and retailing businesses decreased 2.2% in 2024 compared to 2023 and increased 6.8% in 2023 compared to 2022. The earnings decline in 2024 reflected lower earnings from our service and retailing businesses, partially offset by earnings increases at several of our manufacturing businesses. The earnings increase in 2023 reflected increases at certain industrial products manufacturers and service businesses, the full year impact of Alleghany’s non-insurance businesses acquired in 2022 and earnings from Pilot Travel Centers for the eleven months ending December 31, 2023, partially offset by lower earnings at several of our other manufacturing businesses and at certain of our service and retailing businesses.

Management’s Discussion and Analysis

Results of Operations

Investment gains (losses) predominantly derive from our investments in equity securities and include significant unrealized gains and losses from changes in market prices and foreign currency exchange rates applicable to certain of our investments. We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported periodic results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings. Investment gains in 2023 also included an after-tax non-cash remeasurement gain of approximately $2.4 billion related to our previously held 38.6% interest in Pilot through the application of the acquisition accounting method.

Other earnings included after-tax foreign currency exchange rate gains of $1.1 billion in 2024, $211 million in 2023 and $1.3 billion in 2022 related to the non-U.S. Dollar denominated debt issued by Berkshire and Berkshire Hathaway Finance Corporation (“BHFC”).

Insurance—Underwriting

Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant property catastrophe loss events. Further, we generally do not retrocede the risks we assume. We currently consider consolidated pre-tax losses exceeding $150 million from an event occurring in the current year to be significant. Significant events in 2024 included Hurricanes Milton and Helene, while significant events in 2023 included a cyclone and floods in New Zealand and a hailstorm in Italy. In 2022, significant events were Hurricane Ian and floods in Australia. In January 2025, several wildfires broke out in Southern California resulting in thousands of destroyed or damaged structures. We preliminarily estimate our insurance group could incur pre-tax losses of approximately $1.3 billion from these wildfires. Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, and foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated assets and liabilities can also significantly affect our periodic underwriting results.

We write primary insurance and reinsurance policies covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to generate pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. Time-value-of-money is an important consideration in establishing premiums for these policies, which we normally receive at the contract inception date. Claim and benefit payments can extend for decades and are expected to exceed premiums, producing underwriting losses over the claim settlement periods through changes in deferred charge assets established on retroactive reinsurance contracts and accretion of discounted annuity liabilities, as well as changes in the estimated ultimate liabilities.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	2024	2023	2022
Pre-tax underwriting earnings (loss):
GEICO	$7,813	$3,635	$(1,880)
Berkshire Hathaway Primary Group	855	1,374	393
Berkshire Hathaway Reinsurance Group	2,737	1,904	1,465
Pre-tax underwriting earnings (loss)	11,405	6,913	(22)
Income taxes and noncontrolling interests	2,385	1,485	8
Net underwriting earnings (loss)	$9,020	$5,428	$(30)
Effective income tax rate	20.9%	21.5%	*

——————

* Not meaningful.

Management’s Discussion and Analysis

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

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Premiums written	$42,916		$39,837		$39,107
Premiums earned	$42,252	100.0	$39,264	100.0	$38,984	100.0
Losses and loss adjustment expenses	30,331	71.8	31,814	81.0	36,297	93.1
Underwriting expenses	4,108	9.7	3,815	9.7	4,567	11.7
Total losses and expenses	34,439	81.5	35,629	90.7	40,864	104.8
Pre-tax underwriting earnings (loss)	$7,813		$3,635		$(1,880)

2024 versus 2023

GEICO’s pre-tax underwriting earnings increase in 2024 compared to 2023 reflected higher average premiums per auto policy, lower claims frequencies and improved operating efficiencies. These effects were partially offset by less favorable development of prior accident years’ claims estimates, increases in average claims severities and losses from catastrophe events.

Premiums written increased $3.1 billion (7.7%) in 2024 compared to 2023, reflecting an increase in average written premiums per auto policy of 7.8%, primarily attributable to rate increases, partially offset by a 0.5% decrease in policies-in-force over the past year. The rate of decline in policies-in-force slowed in the first half of 2024, with growth experienced in the second half of the year. Premiums earned in 2024 increased $3.0 billion (7.6%) compared to 2023.

Losses and loss adjustment expenses decreased $1.5 billion (4.7%) in 2024 compared to 2023. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 71.8% in 2024 and 81.0% in 2023. The loss ratio decline reflected the impact of higher average earned premiums per auto policy and lower claims frequencies, partially offset by increases in average claims severities and less favorable development of prior accident years’ claims estimates.

Claims frequencies declined in 2024 versus 2023 for property damage (two to three percent range) and collision (eight to nine percent range) coverages, with bodily injury down slightly. Average claims severities increased in 2024 for property damage and collision (two to five percent range) and bodily injury coverages (eight to ten percent range) compared to 2023. Losses and loss adjustment expenses incurred in 2024 from Hurricanes Helene and Milton were approximately $360 million. Reductions in the ultimate loss estimates for prior accident years’ claims were $550 million in 2024 compared to $1.5 billion in 2023.

Underwriting expenses increased 7.7% in 2024 compared to 2023. GEICO’s expense ratio (underwriting expense to premiums earned) was 9.7% in 2024, unchanged from 2023, as improved operating efficiencies and increased operating leverage were offset by increased advertising expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

2023 versus 2022

GEICO’s pre-tax underwriting earnings increase in 2023 reflected higher average premiums per auto policy, lower claims frequencies, more favorable development of prior accident years’ claims estimates and lower advertising costs. However, average claims severities increased in 2023 due to higher auto repair parts prices, labor costs and medical inflation. GEICO sought rate increases in numerous states in 2022 and 2023 in response to accelerating claims costs.

Management’s Discussion and Analysis

Insurance—Underwriting

GEICO

Premiums written increased $730 million (1.9%) in 2023 compared to 2022, reflecting higher average premiums per auto policy (16.8%) due to rate increases, partially offset by a 9.8% decrease in policies-in-force. Premiums earned increased $280 million (0.7%) in 2023 compared to 2022. Reductions in advertising expenditures in 2022 and 2023 contributed to reductions of policies-in-force.

Losses and loss adjustment expenses decreased $4.5 billion (12.4%) in 2023. GEICO’s loss ratio declined 12.1 percentage points compared to 2022, reflecting the impact of higher average premiums per auto policy, lower property damage and collision claims frequencies and increased favorable development of prior accident years’ claims estimates, partially offset by increases in average claims severities across all significant coverages. Average claim severities increased for property damage (fourteen to sixteen percent range), collision (four to six percent range) and bodily injury (five to seven percent range). Losses and loss adjustment expenses included reductions in the ultimate loss estimates for prior accident years’ claims of $1.5 billion in 2023 and $653 million in 2022.

Underwriting expenses decreased $752 million (16.5%) in 2023 compared to 2022. The expense ratio in 2023 was 9.7%, a decrease of 2.0 percentage points compared to 2022, attributable to reduced advertising expenses and improved operating leverage.

Berkshire Hathaway Primary Group

BH Primary consists of several independently managed businesses that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance (“BHSI”), RSUI Group Inc. and CapSpecialty, Inc. (“RSUI and CapSpecialty,” acquired in October 2022), Berkshire Hathaway Homestate companies (“BHHC”), MedPro Group, GUARD Insurance group of companies (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct (“BH Direct”) and U.S. Liability Insurance companies (“USLI”).

A summary of BH Primary’s underwriting results follows (dollars in millions).

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Premiums written	$18,836		$18,142		$14,619
Premiums earned	$18,733	100.0	$17,129	100.0	$13,746	100.0
Losses and loss adjustment expenses	12,666	67.6	11,224	65.5	9,889	71.9
Underwriting expenses	5,212	27.8	4,531	26.5	3,464	25.2
Total losses and expenses	17,878	95.4	15,755	92.0	13,353	97.1
Pre-tax underwriting earnings	$855		$1,374		$393

2024 versus 2023

Premiums written increased $694 million (3.8%) in 2024 compared to 2023, primarily due to increases at NICO Primary, BH Direct and BHHC, partially offset by a 16.3% reduction at GUARD. The increases at NICO Primary and BHHC were primarily attributable to commercial auto coverage, while the increase at BH Direct reflected growth across several product lines. The decline at GUARD resulted from management’s decision to exit admitted homeowners’ insurance and to tighten underwriting guidelines in other lines of business.

Losses and loss adjustment expenses increased $1.4 billion (12.8%) and the loss ratio increased 2.1 percentage points in 2024 compared to 2023. Losses incurred included reductions of estimated ultimate losses for prior accident years’ claims of $52 million in 2024 and $537 million in 2023. The comparative decline reflected a significant increase in loss estimates at GUARD and lower reductions in estimated losses across several of our other businesses that write medical professional liability and commercial liability coverages, partially offset by increased reductions of property loss estimates. During 2024, due to deteriorating loss experience, management at GUARD performed a comprehensive review of claims and significantly increased estimated ultimate claim liabilities. The reduction of favorable development of prior years’ liability claims estimates across our other businesses was attributable to unfavorable social inflation trends, including the impacts of jury awards and litigation costs. Losses incurred from significant catastrophe events were approximately $350 million in 2024 and were minimal in 2023.

Management’s Discussion and Analysis

Insurance—Underwriting

Berkshire Hathaway Primary Group

Underwriting expenses increased $681 million (15.0%) and the expense ratio increased 1.3 percentage points to 27.8% in 2024 compared to 2023. The increase in the expense ratio was primarily attributable to BH Specialty from changes in business mix and GUARD due to increased expenses and lower premiums earned.

2023 versus 2022

Premiums written increased $3.5 billion (24.1%) in 2023 compared to 2022. The increase was primarily due to the acquisition of RSUI and CapSpecialty ($2.1 billion), as well as comparative increases from BHSI and BH Direct, and, to a lesser extent, the other businesses. Losses and loss adjustment expenses increased $1.3 billion (13.5%) in 2023 compared to 2022, attributable to the acquisition of RSUI and CapSpecialty and changes in business mix, partially offset by a decline in significant catastrophe losses of approximately $600 million. Net reductions in estimated ultimate liabilities for prior years’ loss events were $537 million in 2023 and $428 million in 2022.

Underwriting expenses increased $1.1 billion (30.8%) in 2023 compared to 2022. The increase was primarily attributable to the increases in premiums earned and changes in business mix, including the full year effects in 2023 of the acquisition of RSUI and CapSpecialty.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company (“NICO”), General Reinsurance Corporation, General Reinsurance AG and Transatlantic Reinsurance Company (“TransRe Group,” acquired in October 2022). We also write life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”). A summary of BHRG’s pre-tax underwriting results follows (in millions).

	Pre-tax underwriting earnings (loss)
	2024	2023	2022
Property/casualty	$3,800	$3,508	$2,180
Life/health	223	354	109
Retroactive reinsurance	(846)	(1,541)	(668)
Periodic payment annuity	(597)	(650)	(623)
Variable annuity	157	233	467
	$2,737	$1,904	$1,465

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Premiums written	$21,899		$22,360		$16,962
Premiums earned	$22,239	100.0	$21,938	100.0	$16,040	100.0
Losses and loss adjustment expenses	12,244	55.1	12,664	57.7	10,605	66.1
Underwriting expenses	6,195	27.8	5,766	26.3	3,255	20.3
Total losses and expenses	18,439	82.9	18,430	84.0	13,860	86.4
Pre-tax underwriting earnings	$3,800		$3,508		$2,180

2024 versus 2023

Premiums written in 2024 declined $461 million (2.1%) versus 2023, attributable to lower overall property volumes, partly offset by generally higher rates, new business and increased participations in certain casualty lines. Premiums earned in 2024 increased 1.4% compared to 2023.

Management’s Discussion and Analysis

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Losses and loss adjustment expenses decreased $420 million (3.3%) and the loss ratio decreased 2.6 percentage points in 2024 compared to 2023. Losses incurred from significant catastrophe events were approximately $800 million in 2024 and $900 million in 2023. Estimated ultimate liabilities for losses occurring in prior accident years were reduced $1.7 billion in 2024 and $1.4 billion in 2023, mostly attributable to lower-than-expected property losses.

Underwriting expenses increased $429 million (7.4%) and the expense ratio increased 1.5 percentage points in 2024 compared to 2023. In 2024, NICO recorded a pre-tax charge in underwriting expenses of $490 million in connection with a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey in 2023. See Note 27 to the accompanying Consolidated Financial Statements. Underwriting expenses also included pre-tax foreign currency exchange gains from the remeasurement of certain non-U.S. Dollar denominated liabilities of $121 million in 2024 and losses of $189 million in 2023. Before these items, underwriting expenses increased $249 million (4.5%) in 2024 compared to 2023.

2023 versus 2022

Premiums written in 2023 increased 31.8% over 2022, reflecting the impact of the TransRe Group acquisition ($4.3 billion), net increases in new property business and higher rates. Losses and loss adjustment expenses increased $2.1 billion in 2023 versus 2022. The increase in 2023 reflected the TransRe Group acquisition ($2.6 billion), as well as a comparative reduction in losses from significant catastrophe events of $1.1 billion. Estimated ultimate liabilities for prior accident years were reduced $1.4 billion in 2023 and $1.6 billion in 2022.

Underwriting expenses increased $2.5 billion in 2023 versus 2022, reflecting the impact of the TransRe Group acquisition. The expense ratio increased 6.0 percentage points compared to 2022. Underwriting expenses also included pre-tax foreign currency exchange losses of $189 million in 2023 compared to gains of $371 million in 2022.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Premiums written	$5,007		$5,093		$5,185
Premiums earned	$4,998	100.0	$5,072	100.0	$5,224	100.0
Life and health benefits	3,415	68.3	3,593	70.8	4,112	78.7
Underwriting expenses	1,360	27.2	1,125	22.2	1,003	19.2
Total benefits and expenses	4,775	95.5	4,718	93.0	5,115	97.9
Pre-tax underwriting earnings	$223		$354		$109

Premiums earned in 2024 declined $74 million compared to 2023, which included a reduction of $161 million attributable to the commutations of several U.S. life contracts in the first quarter of 2023. Otherwise, premiums earned declined $235 million (4.5%) in 2024 compared to 2023, primarily attributable to reductions in non-U.S. life business, and were substantially unchanged in 2023 versus 2022.

Pre-tax underwriting earnings decreased $131 million in 2024 compared to 2023, which increased $245 million over 2022. Earnings included gains from life contract commutations of $53 million in 2024 and $134 million in 2023. Otherwise, underwriting earnings in 2024 decreased $50 million compared to 2023, reflecting decreased earnings from non-U.S. life business and increased losses from the U.S. long-term care business in run-off, partly offset by increased earnings from U.S. life business.

Retroactive reinsurance

Pre-tax underwriting results from retroactive reinsurance derive from changes in the ultimate claim liability estimates and changes in the related deferred charge assets, as well as from foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced pre-tax gains of $52 million in 2024, losses of $57 million in 2023 and gains of $168 million in 2022. Pre-tax underwriting losses before foreign currency exchange gains and losses were $898 million in 2024, $1.5 billion in 2023 and $836 million in 2022.

Management’s Discussion and Analysis

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Estimated ultimate claim liabilities for prior years’ contracts increased $196 million in 2024, $1.1 billion in 2023 and $86 million in 2022. The increase in 2023 was derived from higher estimates for asbestos, environmental and other casualty claims, which net of changes in deferred charges, produced a pre-tax loss of $650 million in 2023. The net effects of the increases in ultimate claim liabilities in 2024 and 2022 were relatively insignificant.

Unpaid losses and loss adjustment expenses for retroactive reinsurance contracts declined $2.2 billion in 2024 to $32.4 billion on December 31, 2024, primarily due to loss payments. Deferred charge assets on retroactive reinsurance contracts declined $698 million in 2024 to $8.8 billion at December 31, 2024. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity business is price and demand sensitive and the supply of available business is affected by the timing of underlying legal claim settlements. In 2023 and 2024, premium rates for new business were at unacceptable levels and we wrote no new business in either year.

Pre-tax underwriting losses from periodic payment annuity contracts in each period included the accretion of discounted liabilities, including liabilities for contracts without life contingencies, and foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates were insignificant in 2024 and produced pre-tax losses of $60 million in 2023 and pre-tax gains of $71 million in 2022. Pre-tax underwriting losses before foreign currency effects were $596 million in 2024, $590 million in 2023 and $694 million in 2022. Pre-tax losses included a loss of approximately $130 million in 2022 from the settlement of a terminated reinsurance contract. Periodic payment annuity liabilities were $14.3 billion at December 31, 2024, including liabilities of $4.0 billion for contracts without life contingencies, and excluding the effects of discount rate changes recorded in accumulated other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax earnings of $157 million in 2024, $233 million in 2023 and $467 million in 2022. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

				Percentage change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Interest and other investment income	$11,550	$6,081	$1,685	89.9%	*
Dividend income	5,198	5,500	6,039	(5.5)	(8.9)
Pre-tax net investment income	16,748	11,581	7,724	44.6	49.9
Income taxes and noncontrolling interests	3,078	2,014	1,240
Net investment income	$13,670	$9,567	$6,484
Effective income tax rate	18.4%	17.4%	16.0%

——————

* Not meaningful.

Interest and other investment income increased $5.5 billion in 2024 compared to 2023, which increased $4.4 billion compared to 2022. The increase in 2024 was primarily attributable to increases in U.S. Treasury Bill and short-term investment balances. The increase in 2023 over 2022 was due to increased short-term investment balances and higher interest rates, as well as the impact of income earned from Alleghany’s insurance subsidiary assets acquired in October 2022. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Management’s Discussion and Analysis

Insurance—Investment Income

Dividend income declined $302 million (5.5%) in 2024 compared to 2023, which declined $539 million (8.9%) compared to 2022. The decreases reflected the impact of net reductions in our equity security holdings, partially offset by higher dividend rates on certain of our holdings. Dividend income varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and certain other liabilities, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. The effect of discount rate changes on long-duration insurance contracts, recorded in accumulated other comprehensive income, are excluded from float, as such amounts are not included in earnings in the Consolidated Statements of Earnings.

Float was approximately $171 billion at December 31, 2024, $169 billion at December 31, 2023 and $164 billion at December 31, 2022. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting gains in 2024 and 2023, and the average cost of float was negative in each year. The cost of float in 2022 was nominal.

A summary of cash and investments held in our insurance businesses as of December 31, 2024 and 2023 follows (in millions).

	December 31,
	2024	2023
Cash, cash equivalents and U.S. Treasury Bills	$212,591	$121,845
Equity securities	263,366	345,653
Fixed maturity securities	15,137	23,617
Other, includes loans to affiliates	5,980	1,188
	$497,074	$492,303

Fixed maturity investments as of December 31, 2024 were as follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$4,267	$11	$4,278
Foreign governments	9,430	(81)	9,349
Corporate and other	1,293	217	1,510
	$14,990	$147	$15,137

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 94% of our foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

Management’s Discussion and Analysis

Burlington Northern Santa Fe

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America, with over 32,500 route miles of track in 28 states. BNSF also operates in three Canadian provinces. BNSF classifies its major business groups by type of product shipped, including consumer products, industrial products, agricultural products and coal. A summary of BNSF’s earnings follows (dollars in millions).

				Percentage Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Railroad operating revenues	$23,355	$23,474	$25,203	(0.5)%	(6.9)%
Railroad operating expenses	15,886	16,059	16,600	(1.1)	(3.3)
Railroad operating earnings	7,469	7,415	8,603	0.7	(13.8)
Other revenues (expenses), net	257	247	130	4.0	90.0
Interest expense	(1,078)	(1,048)	(1,025)	2.9	2.2
Pre-tax earnings	6,648	6,614	7,708	0.5	(14.2)
Income taxes	1,617	1,527	1,762	5.9	(13.3)
Net earnings	$5,031	$5,087	$5,946	(1.1)	(14.4)
Effective income tax rate	24.3%	23.1%	22.9%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units			Percentage Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Consumer products	5,537	4,765	5,202	16.2%	(8.4)%
Industrial products	1,596	1,605	1,618	(0.6)	(0.8)
Agricultural products	1,251	1,165	1,200	7.4	(2.9)
Coal	1,205	1,468	1,529	(17.9)	(4.0)
	9,589	9,003	9,549	6.5	(5.7)

2024 versus 2023

Railroad operating revenues declined 0.5% in 2024 compared to 2023, reflecting lower average revenue per car/unit of 6.6%, primarily attributable to lower fuel surcharge revenue and business mix changes, partially offset by a net volume increase of 6.5%. Pre-tax earnings were $6.6 billion in 2024, a slight increase from 2023. Railroad operating earnings in 2024 increased due to volume growth and lower operating costs from improved productivity, partially offset by a $290 million charge related to a labor agreement that was finalized in the fourth quarter of 2024 and by increased litigation accruals.

Operating revenues from consumer products increased 7.1% in 2024 to $8.4 billion compared to 2023, reflecting a volume increase of 16.2% and lower average revenue per car/unit. The volume increase was primarily due to higher intermodal shipments from west coast imports and volumes from a new intermodal customer.

Operating revenues from industrial products declined 1.2% in 2024 to $5.6 billion from 2023, reflecting slight declines in volume and average revenue per car/unit. The volume decline was primarily due to lower aggregates, taconite, minerals and waste shipments, substantially offset by higher plastics and petroleum products volumes.

Management’s Discussion and Analysis

Burlington Northern Santa Fe

Operating revenues from agricultural products increased 4.5% to $5.8 billion in 2024 compared to 2023, attributable to a volume increase of 7.4%, partially offset by lower average revenue per car/unit. The volume increase was primarily due to higher grain, renewable fuels and fertilizer shipments.

Operating revenues from coal decreased 22.5% to $2.9 billion in 2024 compared to 2023. The decrease was attributable to a volume decrease of 17.9% and lower average revenue per car/unit. The volume decline was primarily due to lower natural gas prices.

Railroad operating expenses were $15.9 billion in 2024, a decrease of $173 million (1.1%) compared to 2023. The ratio of railroad operating expenses to railroad operating revenues declined 0.4 percentage points to 68.0% in 2024 versus 2023. Railroad compensation and benefits expenses increased $356 million (6.5%) in 2024 compared to 2023, primarily due to a $290 million charge related to a one-time payment included in the agreement with the SMART-TD labor union that was finalized in December 2024. This agreement allows BNSF the ability to redeploy brakepersons to conductors and engineers, which will allow BNSF to meet short-term hiring demands. Fuel expenses declined $417 million (11.3%) compared to 2023, primarily due to lower average fuel prices, partially offset by higher volumes. Railroad purchased services, equipment rents, materials and other expenses declined $126 million (3.0%), primarily due to cost reductions across numerous spend categories and lower property taxes, partially offset by a litigation charge in 2024 related to a judgment in an ongoing legal case with the Swinomish Tribe, which BNSF has appealed.

2023 versus 2022

Railroad operating revenues declined 6.9% in 2023 compared to 2022, reflecting lower overall volumes (5.7%) and average revenue per car/unit (0.6%), which was primarily attributable to lower fuel surcharge revenue, partially offset by favorable price and mix. Pre-tax earnings were $6.6 billion in 2023, a decline of 14.2% from 2022, reflecting lower volumes and higher non-fuel operating costs, partially offset by lower fuel costs.

Operating revenues from consumer products declined 14.7% in 2023 to $7.9 billion compared to 2022, reflecting a volume decrease of 8.4% and lower average revenue per car/unit. The volume decrease was primarily due to lower intermodal shipments resulting from reduced West Coast imports, the loss of an intermodal customer and competition from lower spot rates in the domestic trucking market, which negatively impacted demand. These declines were partially offset by an increase in automotive volume.

Operating revenues from industrial products were $5.7 billion in 2023, an increase of 1.8% from 2022, reflecting higher average revenue per car/unit, partially offset by a volume decrease of 0.8%. The volume decline was primarily due to lower demand for chemicals, plastics, minerals, paper and lumber, partially offset by increased shipments of steel and aggregates.

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

Railroad operating expenses were $16.1 billion in 2023, a decline of $541 million (3.3%) compared to 2022. The ratio of railroad operating expenses to railroad operating revenues increased 2.5 percentage points to 68.4% in 2023 versus 2022. Fuel expenses declined $897 million (19.6%) compared to 2022, reflecting lower average fuel prices, lower volumes and improved efficiency. Railroad compensation and benefits expenses increased $247 million (4.7%) in 2023 compared to 2022, primarily due to higher headcount and wage inflation. Other revenues (expenses), net increased 90% compared to 2022, primarily due to an increase in interest income driven by higher interest rates.

Management’s Discussion and Analysis

Berkshire Hathaway Energy

Berkshire Hathaway Energy Company (“BHE”) is a holding company with subsidiaries that primarily operate within the energy industry. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 75% interest in a liquefied natural gas export, import and storage facility (“Cove Point”). Other energy subsidiaries operate two regulated electricity distribution businesses in Great Britain (“Northern Powergrid”), a regulated electricity transmission-only business in Alberta, Canada, and a diversified portfolio of mostly renewable independent power projects and investments. Another BHE subsidiary, HomeServices of America, Inc. (“HomeServices”), operates a residential real estate brokerage business and a large network of real estate brokerage franchises in the United States.

The rates BHE’s regulated businesses charge customers for energy and services are largely based on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	2024	2023	2022
Revenues:
Energy operating revenue	$21,566	$21,280	$21,069
Real estate operating revenue	4,354	4,322	5,268
Other income	428	406	56
Total revenue	26,348	26,008	26,393
Costs and expenses:
Energy cost of sales	6,616	7,057	6,757
Energy operating expenses	10,403	11,412	9,233
Real estate operating costs and expenses	4,509	4,316	5,117
Interest expense	2,528	2,283	2,140
Total costs and expenses	24,056	25,068	23,247
Pre-tax earnings	2,292	940	3,146
Income tax benefit*	(1,871)	(2,022)	(1,629)
Net earnings after income taxes	4,163	2,962	4,775
Noncontrolling interests of BHE subsidiaries	137	352	423
Net earnings attributable to BHE	4,026	2,610	4,352
Noncontrolling interests and preferred stock dividends	296	279	448
Net earnings attributable to Berkshire shareholders	$3,730	$2,331	$3,904
Effective income tax rate	(81.6)%	(215.1)%	(51.8)%

——————

* Includes significant production tax credits primarily from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE (“net earnings”) follows (dollars in millions).

				Percentage Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
U.S. utilities	$1,961	$906	$2,295	116.4%	(60.5)%
Natural gas pipelines	1,232	1,079	1,040	14.2	3.8
Other energy businesses	1,334	1,024	1,356	30.3	(24.5)
Real estate brokerage	(107)	13	100	**	(87.0)
Corporate interest and other	(394)	(412)	(439)	(4.4)	(6.2)
	$4,026	$2,610	$4,352	54.3	(40.0)

——————

** Not meaningful.

Management’s Discussion and Analysis

Berkshire Hathaway Energy

2024 versus 2023

Our U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $1.1 billion (116.4%) in 2024 compared to 2023. Pre-tax loss accruals, net of expected insurance recoveries, for the Wildfires were $346 million in 2024 and $1.7 billion in 2023. See Note 27 to the accompanying Consolidated Financial Statements for additional information on the Wildfires.

Additionally, net earnings of U.S. utilities in 2024 reflected comparative increases in electric utility margin (operating revenue less cost of sales), income tax benefits from recognized wind production tax credits ($157 million) and other income, partially offset by increases in other energy operating expenses and interest expense.

The U.S. utilities’ electric utility margin was $7.8 billion in 2024, an increase of $274 million (3.6%) compared to 2023. The increase reflected higher retail customer rates in certain territories and higher retail customer volumes, partially offset by higher energy costs and lower wholesale volumes and prices. Retail customer volumes increased 3.6% overall (up 6.5% at NV Energy, 3.1% at PacifiCorp and 1.2% at MEC) in 2024 compared to 2023, primarily due to increases in customer usage and the average number of customers, partially offset by an overall unfavorable impact of weather. The increase in other energy operating expenses was primarily due to higher vegetation management and other wildfire mitigation costs, insurance expenses and general and plant maintenance costs. Interest expense increased $314 million in 2024 over 2023, largely due to increased borrowings, including $4.4 billion of subsidiary term debt issued in January 2024 with a weighted average interest rate of 5.5%.

Net earnings of natural gas pipelines increased $153 million in 2024 compared to 2023. The increase in earnings reflected reductions in earnings attributable to noncontrolling interests, partially offset by the impact of a higher effective income tax rate, due to the acquisition of an additional 50% limited partner interest in Cove Point on September 1, 2023. Pre-tax earnings of the natural gas pipelines in 2024 were unchanged from 2023.

Net earnings of other energy businesses increased $310 million in 2024 compared to 2023. The increase was primarily due to higher earnings at Northern Powergrid, partially offset by lower earnings from the renewable energy business. The increase at Northern Powergrid was attributable to higher distribution revenue due to higher tariffs from inflation adjustments and lower income tax expense attributable to charges recognized in 2023 for the U.K. Energy Profits Levy and a group relief tax benefit recognized in 2024, partially offset by unfavorable results from the upstream gas exploration and production business and higher operating expenses. Earnings from the renewable energy business decreased mainly due to lower earnings from wind tax equity investments in 2024 and debt extinguishment gains recognized in 2023.

Net earnings of real estate brokerage decreased $120 million 2024 compared to 2023, primarily attributable to charges in connection with the ongoing real estate industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries and effectuate a nationwide class settlement. See Note 27 to the accompanying Consolidated Financial Statements for additional information. The real estate brokerage business continues to be negatively impacted by the availability of homes for sale and high home prices.

Corporate interest and other after-tax earnings include BHE corporate interest expense and unallocated corporate and income tax expenses. Noncontrolling interests and preferred stock dividends include earnings attributable to non-Berkshire owners of BHE common stock and dividends on preferred stock held by other Berkshire subsidiaries. All remaining noncontrolling interests in BHE common stock were acquired in 2024 and the preferred stock is expected to be redeemed in 2025.

2023 versus 2022

Net earnings of the U.S. utilities declined $1.4 billion in 2023 compared to 2022. The decline reflected an increase in energy operating expenses, including an increase in pre-tax loss accruals, net of expected insurance recoveries, of $1.6 billion for the Wildfires. The decline in earnings also reflected higher interest expense and lower electric utility margin. These items were partially offset by increases in other income and lower depreciation and amortization expense.

The U.S. utilities’ electric utility margin was $7.5 billion in 2023, a decrease of $170 million (2.2%) versus 2022. The decline reflected lower volumes and wholesale rates, as well as increased energy costs, partially offset by an increase in retail customer rates in certain territories. Retail customer volumes decreased 0.8% overall (down 0.8% at PacifiCorp and 2.6% at NV Energy and up 1.3% at MEC) in 2023 compared to 2022, primarily due to an overall unfavorable impact of weather, partially offset by increases in customer usage and the average number of customers.

Management’s Discussion and Analysis

Berkshire Hathaway Energy

Net earnings of natural gas pipelines increased $39 million in 2023 compared to 2022. The increase reflected higher regulated transportation and storage services revenues from certain general rate cases and decreased earnings attributable to noncontrolling interests in Cove Point, partially offset by higher operating expenses.

Net earnings of other energy businesses decreased $332 million in 2023 compared to 2022. The decline reflected lower earnings at Northern Powergrid due to unfavorable results from the upstream gas exploration and production business, including the write-off of capitalized exploration costs and lower gas production volumes and prices, as well as from higher deferred income tax expense related to the enactment of the U.K. Energy Profits Levy. The earnings decline was also attributable to lower earnings from the renewable energy businesses, primarily due to lower income tax benefits, higher operating expenses and lower solar and wind generation from owned projects, partially offset by debt extinguishment gains in 2023.

Net earnings of real estate brokerage decreased $87 million in 2023 compared to 2022. The decrease reflected lower brokerage services revenues and margins, primarily due to a 19% reduction in closed brokerage transaction volumes, as well as lower mortgage services revenues and margins from a 28% decrease in closed transaction volumes.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

				Percentage change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues
Manufacturing	$77,231	$75,405	$75,781	2.4%	(0.5)%
Service and retailing	138,672	144,342	91,512	(3.9)	57.7
	$215,903	$219,747	$167,293	(1.7)	31.4
Pre-tax earnings
Manufacturing	$11,895	$11,445	$11,177	3.9%	2.4%
Service and retailing	4,948	6,144	5,042	(19.5)	21.9
	16,843	17,589	16,219	(4.2)	8.4
Income taxes and noncontrolling interests	3,771	4,227	3,707
Net earnings*	$13,072	$13,362	$12,512
Effective income tax rate	21.7%	22.2%	22.2%
Pre-tax earnings as a percentage of revenues	7.8%	8.0%	9.7%

——————

* Excludes certain acquisition accounting expenses, which primarily relates to the amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $531 million in 2024, $693 million in 2023 and $681 million in 2022. These expenses are included in “Other” in the summary of earnings on page K-33 and in the “Other” earnings table on page K-54.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

				Percentage change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues
Industrial products	$35,833	$34,884	$30,824	2.7%	13.2%
Building products	26,525	25,965	28,896	2.2	(10.1)
Consumer products	14,873	14,556	16,061	2.2	(9.4)
	$77,231	$75,405	$75,781
Pre-tax earnings
Industrial products	$6,017	$5,686	$4,862	5.8%	16.9%
Building products	4,134	4,187	4,789	(1.3)	(12.6)
Consumer products	1,744	1,572	1,526	10.9	3.0
	$11,895	$11,445	$11,177
Pre-tax earnings as a percentage of revenues
Industrial products	16.8%	16.3%	15.8%
Building products	15.6%	16.1%	16.6%
Consumer products	11.7%	10.8%	9.5%

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into eleven groups, and includes equipment leasing for the rail, intermodal tank container and mobile crane industries. Marmon also includes the Scott Fetzer group businesses. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International), a leader in drag reducing agents for pipelines (LiquidPower Specialty Products) and a structural steel fabrication products business (W&W|AFCO).

2024 versus 2023

Revenues of the industrial products group in 2024 increased $949 million (2.7%) and pre-tax earnings increased $331 million (5.8%) compared to 2023. Pre-tax earnings as a percentage of revenues in 2024 were 16.8%, an increase of 0.5 percentage points compared to 2023.

PCC’s revenues were $10.4 billion in 2024, an increase of 12.0% compared to 2023. The revenue increase was primarily attributable to higher demand for aerospace products, and to a lesser degree, power generation products. Long-term industry forecasts continue to show growth and considerable demand for air travel and aerospace products. PCC’s pre-tax earnings increased 24.4% in 2024 compared to 2023, primarily attributable to sales increases and improved manufacturing and operating efficiencies. Continued growth in revenues and earnings will be predicated on PCC’s ability to successfully increase production levels to match the expected growth in aerospace products, as well as from improvements in industry supply chains and labor relations, which have been constraining commercial aircraft production at original equipment manufacturers.

Lubrizol’s revenues were $6.4 billion in 2024, relatively unchanged compared to 2023, as higher volumes were essentially offset by lower selling prices and unfavorable product mix. Sales volumes in 2024 increased 4% compared to 2023, reflecting higher volumes in both the additives and advanced materials businesses. Lubrizol’s pre-tax earnings increased 30.7% in 2024, primarily attributable to lower raw material costs, higher sales volumes and lower manufacturing costs, partially offset by the impact of lower selling prices and higher selling, general and administrative expenses.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Marmon’s revenues were $12.2 billion in 2024, a decline of 1.7% compared to 2023. The largest revenue declines were experienced by the Transportation Products group (18.2%), attributable to volume declines in the truck, trailer, and aftermarket automotive markets, as well as the Metal Services group (13.9%) and Retail Solutions group (9.4%), primarily due to reduced volume and changes in sales mix. Conversely, Electrical group revenues increased 6.0% due to higher copper prices and increased volumes. The Rail & Leasing group revenues increased 10.5% due to higher average lease renewal rates and increased railcar repair prices and volumes.

Marmon’s pre-tax earnings declined 8.7% in 2024 compared to 2023, reflecting lower earnings from the Transportation Products, Metals Services and Retail Solutions groups due to the revenue declines, as well as lower earnings from the Crane Services group, attributable to lower revenues and higher costs, and the Electrical group, reflecting higher materials costs and unfavorable business mix changes. These declines were partially offset by higher earnings in the Rail & Leasing, Medical, Water Technologies and Foodservice Technologies groups.

IMC’s revenues were approximately $3.9 billion in 2024, a decrease of 2.2% compared to 2023. The decline reflected lower organic sales attributable to sluggish customer demand across all major regions, and unfavorable foreign currency translation from a stronger U.S. Dollar, partially offset by the impact of business acquisitions and higher investment income. The decline in organic sales was attributable to weaker general economic conditions and ongoing geopolitical conflicts. IMC’s pre-tax earnings declined 7.8% in 2024 compared to 2023, primarily attributable to lower sales and gross margin rates and increased selling, general and administrative expenses, partially offset by higher investment and other income. IMC operates globally and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

2023 versus 2022

Revenues of the industrial products group in 2023 increased $4.1 billion (13.2%) and pre-tax earnings increased $824 million (16.9%) compared to 2022. Pre-tax earnings as a percentage of revenues in 2023 increased 0.5 percentage points to 16.3%.

PCC’s revenues were $9.3 billion in 2023, an increase of $1.7 billion (22.7%) compared to 2022. The revenue increase in 2023 was primarily attributable to higher demand for aerospace products, and, to a lesser degree, power generation products. PCC’s pre-tax earnings were $1.5 billion in 2023, an increase of 30.0% compared to 2022 attributable to increases in sales and manufacturing and operating efficiencies in aerospace businesses, partially offset by operating losses in energy products businesses.

Lubrizol’s revenues were $6.4 billion in 2023, a decline of 4.0% compared to 2022. The revenue decline was primarily due to a 7.9% decline in volumes and unfavorable foreign currency effects, partially offset by higher selling prices. Lubrizol’s pre-tax earnings in 2023 were relatively unchanged compared to 2022. Earnings included insurance recoveries of $11 million in 2023 and $242 million in 2022 in connection with fires at the Rockton, Illinois facility in 2021 and the Rouen, France facility in 2019. Excluding insurance recoveries, earnings in 2023 increased due to the favorable impacts of higher selling prices, favorable changes in product mix and lower raw material costs, partially offset by the impact of lower sales volumes, unfavorable foreign currency translation effects and higher operating expenses.

Marmon’s revenues were $12.5 billion in 2023, an increase of $1.2 billion (11.0%) compared to 2022. Business acquisitions represented substantially all of the comparative revenue increase. In addition, the Rail & Leasing, Water Technologies, Medical, Metal Services and Crane Services groups generated higher revenues, primarily due to higher volumes and pricing improvements. Revenues in 2023 of the Electrical group’s building wire business and the Metal Services and Plumbing & Refrigeration groups were negatively impacted by lower metals prices, while revenues of the Transportation Products group reflected declining demand, particularly in the second half of the year.

Marmon’s pre-tax earnings increased 13.1% in 2023 compared to 2022. The earnings increase in 2023 reflected the impacts from business acquisitions ($90 million) and losses of $90 million in 2022 from the shutdown of the Rail & Leasing group business in Russia. The Rail & Leasing, Water Technologies and Plumbing & Refrigeration groups generated higher organic earnings in 2023, which were offset by lower earnings from the Electrical group’s building wire business and from the Metals Services and Medical groups.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

IMC’s revenues increased 8.0% to $4.0 billion in 2023 compared to 2022. The increase reflected the impact of business acquisitions, organic sales growth in North America and other regions and higher interest income due to higher interest rates, partially offset by lower revenues in the Asia-Pacific region, unfavorable foreign currency translation from a stronger U.S. Dollar and the impact of ongoing geopolitical conflicts. IMC’s pre-tax earnings increased 6.9% in 2023 compared to 2022, primarily attributable to higher interest income. The impact of the revenue increase was largely offset by higher raw material costs, changes in sales mix and the adverse effects of geopolitical conflicts.

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

2024 versus 2023

Revenues of the building products group increased $560 million (2.2%) in 2024 compared to 2023. Pre-tax earnings decreased $53 million (1.3%) in 2024 compared to 2023.

Clayton Homes’ revenues increased 8.5% in 2024 to $12.4 billion compared to 2023. Revenues from home sales increased $565 million (6.4%) in 2024, reflecting higher new home unit sales of 11.5%, partially offset by changes in sales mix and lower average selling prices. Also, financial services revenues increased 15.5% in 2024 compared to 2023, primarily due to increased interest income from higher average loan balances. Loan balances, net of allowances for credit losses, were approximately $27.2 billion as of December 31, 2024, an increase of 14.0% since December 31, 2023. Loan portfolio balances are largely funded by borrowings from Berkshire finance affiliates.

Clayton Homes’ pre-tax earnings declined $115 million (5.6%) in 2024 compared to 2023, attributable to lower earnings from financial services (4.4%) and manufacturing activities (9.4%). The decline in financial services earnings reflected increased losses from homeowner property insurance claims, increased expected loan loss provisions due to higher loan originations, higher interest expense on borrowings from Berkshire finance affiliates. Interest expense increased $203 million (38%) in 2024 versus 2023, as borrowings from affiliates increased $6.6 billion in 2024 to $24.3 billion at December 31, 2024. The corresponding interest income on such borrowings is included in the “Other” earnings section on page K-54. The decline in manufacturing earnings was largely attributable to lower gross margin rates due to the increased cost of building homes to the Department of Energy’s Zero Energy Ready Home Program requirements (such incremental costs are partially offset by income tax credits).

Our other building products businesses generated revenues of approximately $14.1 billion in 2024, a decline of $413 million (2.8%) versus 2023. Sales volumes in 2024 increased at Johns Manville and declined at the other businesses in the group, while average selling prices were lower at Johns Manville and MiTek and slightly higher at our other businesses.

Pre-tax earnings of our other building products businesses increased $61 million (2.9%) in 2024 compared to 2023. Earnings as a percentage of revenues increased 0.9 percentage points in 2024 to 15.6% compared to 2023. Earnings increased in 2024 from higher average gross margin rates arising from lower raw material costs and improved manufacturing efficiencies at certain of the businesses, partially offset by higher selling, general and administrative expenses and the impact of lower sales. Selling, general and administrative expenses in each year included losses from business restructuring activities and divestitures, as well as legal settlements and accruals.

2023 versus 2022

Revenues of the building products group decreased $2.9 billion (10.1%) and pre-tax earnings decreased $602 million (12.6%) in 2023 compared to 2022. The effects of significant increases in home mortgage interest rates in the U.S. slowed demand for our home building businesses and our other building products businesses.

Clayton Homes’ revenues were approximately $11.4 billion in 2023, a decrease of $1.3 billion (10.3%) compared to 2022. Revenues from home sales decreased $1.6 billion (15.3%) in 2023 to approximately $8.8 billion, primarily due to lower unit sales and changes in product mix. New home unit sales declined 13.7% in 2023, reflecting lower factory-built and site-built homes. Financial services revenues increased 12.2% in 2023 compared to 2022, primarily due to increased interest income on higher average loan balances.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Pre-tax earnings of Clayton Homes were approximately $2.0 billion in 2023, a decrease of $326 million (13.8%) compared to 2022. Earnings in 2023 reflected lower earnings from the home building businesses, partially offset by increased earnings from financial services. The decline in earnings from the home building businesses reflected the reduction in sales, a lower overall gross sales margin rate and higher operating expenses relative to sales. The increase in earnings from financial services was primarily attributable to increased net interest income, partially offset by increased expected loan loss provisions and higher insurance claims.

Aggregate revenues of our other building products businesses were approximately $14.5 billion in 2023, a decrease of 10.0% versus 2022. The decline in revenues reflected overall lower sales volumes and changes in product mix, partly offset by higher average selling prices. Pre-tax earnings of the other building products businesses were approximately $2.1 billion in 2023, a decrease of 11.4% compared to 2022. Pre-tax earnings as a percentage of revenues were 14.7% in 2023, a 0.3 percentage point decrease compared to 2022. The earnings decline in 2023 was driven by lower sales volumes, reduced manufacturing efficiencies and losses from restructurings, plant closures and divestitures in 2023, partially offset by lower raw material costs and energy costs as well as reduced freight, shipping and utilities expenses.

Consumer products

The consumer products group includes leisure vehicles (Forest River), several apparel and footwear operations (including Fruit of the Loom, Garan, H.H. Brown Shoe Group and Brooks Sports) and a manufacturer of high-performance alkaline batteries (Duracell). This group also includes a global toy company (Jazwares), jewelry products (Richline) and custom picture framing products (Larson-Juhl).

2024 versus 2023

Consumer products group revenues were $14.9 billion in 2024, an increase of 2.2% compared to 2023. The increase was primarily attributable to higher revenues from Forest River, Brooks Sports and Duracell, partially offset by lower revenues from Fruit of the Loom, Garan and Richline. Forest River revenues increased 6.4% in 2024, reflecting a 7.9% increase in unit sales, which included the impact of business acquisitions in 2024 and 2023. Average selling prices for recreational vehicles declined and increased for bus and commercial vehicles, primarily attributable to changes in product mix. Brooks Sports and Duracell revenues increased 9.1% and 2.5%, respectively, in 2024 versus 2023. The revenue reductions at Fruit of the Loom and Richline were attributable to lower sales volumes, whereas the decline at Garan was attributable to lower average selling prices.

Consumer products group pre-tax earnings increased $172 million (10.9%) in 2024 versus 2023. The increase was primarily attributable to higher earnings from our apparel and footwear businesses and Duracell, partially offset by lower earnings from Jazwares. Apparel and footwear earnings increased 37.0% in 2024 from 2023, primarily due to gross sales margin rate increases from lower sales markdowns, lower manufacturing costs and increased gains on asset sales, as well as from the favorable effects of past restructuring and cost management efforts. The earnings increase at Duracell was attributable to increased gross sales margins and lower selling, general and administrative expenses, including lower restructuring costs. The decline in earnings from Jazwares in 2024 was primarily due to increased amortization expense, as well as reduced orders from retailers during the fourth quarter.

2023 versus 2022

Consumer products group revenues declined $1.5 billion (9.4%) in 2023 versus 2022. The decline reflected lower revenues at Forest River and our apparel and footwear operations, partially offset by the impact of the Jazwares acquisition, which contributed revenues of $1.3 billion in 2023 and $240 million in 2022.

Forest River revenues declined 26.2% in 2023 compared to 2022, reflecting a 29.3% decline in unit sales and changes in sales mix. Forest River experienced strong recreational vehicle unit sales through the first half of 2022. Through most of 2023, sales of recreational vehicles declined significantly, attributable in part to the impact of rising interest rates, inflation and other macroeconomic conditions. The decline in recreational vehicle sales was partially offset by increased sales of bus and commercial vehicles.

Revenues of our apparel and footwear businesses declined $452 million (9.4%) in 2023 compared to 2022. The decline was primarily due to reduced apparel revenues, attributable to lower unit volumes, partially offset by higher average selling prices. Duracell’s revenues in 2023 were relatively flat versus 2022.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Pre-tax earnings of the consumer products group increased $46 million (3.0%) in 2023 compared to 2022. Pre-tax earnings in 2023 reflected the impact of the Jazwares acquisition and higher earnings from the apparel and footwear businesses, partially offset by lower earnings from Forest River and Duracell. Certain of our apparel and footwear businesses took actions in 2023 to reduce inventories and right-size operations. The Forest River earnings decline in 2023 was primarily due to the impact of lower sales volumes, while the decline at Duracell was primarily attributable to higher restructuring costs.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

				Percentage change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues
Service	$20,697	$20,588	$19,006	0.5%	8.3%
Retailing	19,177	19,408	19,297	(1.2)	0.6
Pilot	46,891	51,739	—	(9.4)
McLane	51,907	52,607	53,209	(1.3)	(1.1)
	$138,672	$144,342	$91,512
Pre-tax earnings
Service	$2,305	$2,995	$3,047	(23.0)%	(1.7)%
Retailing	1,395	1,726	1,724	(19.2)	0.1
Pilot	614	968	—	(36.6)
McLane	634	455	271	39.3	67.9
	$4,948	$6,144	$5,042
Pre-tax earnings as a percentage of revenues
Service	11.1%	14.5%	16.0%
Retailing	7.3%	8.9%	8.9%
Pilot	1.3%	1.9%
McLane	1.2%	0.9%	0.5%

Service

Our service group consists of several businesses. The largest of these businesses are NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training products and services to operators of aircraft, and TTI, a distributor of electronics components. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire), provide various facilities construction management services (IPS-Integrated Project Services, LLC (IPS)) and operate a television station in Miami, Florida (WPLG). McLane, which we view as a service business, is addressed separately since it is deemed a separate segment for financial reporting purposes.

2024 versus 2023

Service group revenues were $20.7 billion in 2024, a slight increase compared to 2023, reflecting revenue increases from aviation services businesses and IPS, partially offset by lower revenues from TTI and XTRA. Aviation services revenues increased 9.1% in 2024, while IPS revenues increased 14.4%. The aviation services increase was primarily due to an increase in the number of aircraft in shared aircraft ownership programs and increases in flight hours across NetJets’ various programs. The increase at IPS was primarily due to increased project volume.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

TTI revenues declined 10.0% in 2024 compared to 2023. Sales in 2024 declined across most regions, markets and product lines, attributable to excess inventory levels within supply chains, which contributed to lower sales volumes and pricing pressures. The decline at XTRA was due to fewer units on lease.

Service group pre-tax earnings declined 23.0% in 2024 compared to 2023, primarily attributable to TTI, the aviation services businesses and XTRA. Pre-tax earnings as a percentage of revenues fell 3.4 percentage points in 2024 to 11.1% compared to 2023. Earnings from TTI declined 51.0% in 2024 compared to 2023, reflecting the impact of lower sales and price competition, which contributed to reduced gross sales margin rates, and higher selling, general and administrative expenses. Earnings from aviation services declined 10.9% in 2024 versus 2023, primarily attributable to increased costs of services and leasing, driven by higher flight crew, maintenance, fuel costs and depreciation expense, as well as increased impairment charges. The decline at XTRA was primarily due to lower revenues and increased costs.

2023 versus 2022

Revenues of the service group increased $1.6 billion (8.3%) in 2023 compared to 2022. IPS produced revenues of $1.3 billion in 2023 and $358 million for the post-acquisition period in 2022. Revenues from aviation services increased 11.5% in 2023 compared to 2022, primarily due to increases in the number of aircraft in shared aircraft ownership programs and in flight hours across NetJets’ various programs, as well as higher average rates.

Revenues from TTI declined 2.7% in 2023 compared to 2022. Excluding the effects of business acquisitions in 2022 and 2023 and favorable foreign currency translation effects, revenues declined 5.2% in 2023 versus 2022. Customer orders slowed throughout 2023 in several regions, particularly in the Asia-Pacific region, attributable to elevated customer inventory levels and increasing price competition.

Pre-tax earnings of the service group decreased $52 million (1.7%) in 2023 to $3.0 billion. Pre-tax earnings as a percentage of revenues declined 1.5 percentage points in 2023 compared to 2022. The earnings decline reflected lower earnings from TTI and certain of our other service businesses, partially offset by increased earnings from aviation services and the impact of the IPS acquisition. Earnings from TTI declined 17.3% in 2023, attributable to reduced sales and gross margin rates and higher operating expenses, partly offset by the impact of foreign currency exchange gains in 2023. The increase in earnings from aviation services was primarily attributable to a 14.4% increase in average aircraft within NetJets’ programs and higher rates.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), which represented 69% of our retailing group revenue in 2024. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers and insures vehicle service contracts and related insurance products. Our retailing businesses also include four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 17% of the retailing group revenues in 2024.

Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany. Pilot, which is primarily a retail business, is addressed separately since it is deemed a segment for financial reporting purposes.

2024 versus 2023

Retailing group revenues declined 1.2% to $19.2 billion in 2024 compared to 2023. Except for BHA and Louis, each of our other retailing businesses experienced revenue declines in 2024 compared to 2023. BHA vehicle sales revenues increased 0.5% in 2024 versus 2023. New vehicle unit sales increased 7.9% and pre-owned unit sales declined 2.0% in 2024 versus 2023. Further, average vehicle selling prices were lower in 2024 versus 2023, attributable to increased inventory availability and product mix changes. Revenues of the home furnishings businesses declined 6.4% in 2024 versus 2023, primarily attributable to lower sales volumes and price competition. Also, combined revenues of our other retail businesses declined 5.8% in 2024 compared to 2023, attributable to increased competition and sluggish consumer demand.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Retailing group pre-tax earnings declined $331 million (19.2%) in 2024 compared to 2023. BHA’s pre-tax earnings declined 7.9% in 2024 compared to 2023, primarily due to lower vehicle gross profit margins, partially offset by higher earnings from finance/service contract and parts/service/repair operations, as well as lower selling, general and administrative expenses. Aggregate pre-tax earnings for the remainder of our retailing group declined $242 million (40.2%) in 2024 compared to 2023. Most of these other retailers generated significantly lower earnings in 2024 compared to 2023, reflecting lower sales and gross sales margin rates and higher selling, general and administrative expenses as percentages of sales.

2023 versus 2022

Retailing group revenues increased $111 million (0.6%) in 2023 compared to 2022, reflecting an increase at BHA, partially offset by lower revenues from our other retailers. BHA’s revenues increased 3.9% in 2023 compared to 2022. Revenues from new vehicle sales increased 12.6% in 2023 compared to 2022, while revenues from pre-owned retail vehicle sales declined 9.4%. Retail unit sales increased 2.7%, reflecting an 11.7% increase in new vehicles sold and a 4.7% decrease in pre-owned vehicles sold. Revenues from BHA’s parts/service/repair operations increased 6.6% in 2023 versus 2022. Revenues of our other retailing businesses declined 5.6% in the aggregate versus 2022, due primarily to an 8.6% decline at our home furnishings businesses.

Retailing group pre-tax earnings were $1.7 billion in 2023, unchanged from 2022. BHA’s pre-tax earnings increased 17.7%, primarily due to earnings increases from the parts/service/repair and finance/service contract operations, as well as from higher investment income and lower selling, general and administrative and other expenses, partially offset by lower vehicle gross profit margin rates and higher floor plan interest expense. BHA’s comparative vehicle gross profit margin rates peaked in mid-2022 and declined through 2023. Aggregate pre-tax earnings for the remainder of our retailing group declined $168 million (21.8%) in 2023 compared to 2022, primarily due to a 28.3% decrease in home furnishings businesses earnings and the impact of a gain in 2022 from the divestiture of certain jewelry stores.

Pilot Travel Centers

Pilot Travel Centers (“Pilot”) operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S.

Through January 31, 2023, we owned a 38.6% interest in Pilot, which we accounted for under the equity method. Our 38.6% proportionate share of Pilot’s net earnings for the month ending January 31, 2023 was included in equity method earnings in the accompanying Consolidated Statements of Earnings.

On January 31, 2023, we acquired an additional 41.4% interest in Pilot and owned an 80% controlling financial interest as of that date. Thus, we began consolidating Pilot’s results of operations in our Consolidated Statements of Earnings on February 1, 2023. We acquired the remaining 20% noncontrolling interest in Pilot on January 16, 2024.

Pilot’s earnings for the year ending December 31, 2024, the eleven months ending December 31, 2023 and the full year of 2023 are summarized below (in millions). Revenues, costs and expenses for January 2023 were not included in our Consolidated Financial Statements.

	2024	Eleven Months Ending December 31, 2023	Twelve Months Ending December 31, 2023
Revenues	$46,891	$51,739	$56,756
Cost of sales	42,591	47,505	52,196
Selling, general and administrative expenses	3,384	2,852	3,067
Interest expense	302	414	437
Pre-tax earnings	$614	$968	$1,056

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

2024 versus 2023

Pilot’s revenues declined $9.9 billion (17.4%) in 2024 compared to the full year 2023. The decline was primarily attributable to lower average fuel prices and a decline in volumes from non-core fuel activities.

Pilot’s pre-tax earnings declined $442 million (41.9%) in 2024 compared to the full year 2023. Gross sales margins declined 4.3% in 2024 compared to the full year 2023, attributable to lower diesel margins from lower price volatility. Selling, general and administrative expenses increased 10.3% in 2024 compared to the full year 2023, reflecting increased depreciation and amortization expenses, as well as labor, marketing and maintenance costs. Interest expense declined 30.9% in 2024 compared to the full year 2023, attributable to reduced borrowings and lower rates. In March 2024, Pilot borrowed $5.7 billion from certain Berkshire insurance subsidiaries and repaid its third-party borrowings. Pilot subsequently repaid $1.0 billion of the affiliate borrowings in 2024. The interest on Pilot’s borrowings from affiliates is included in insurance investment income on page K-39.

McLane

McLane Company, Inc. (“McLane”) operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“retail”) and to restaurants (“restaurant”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The retail and restaurant businesses generate high sales and very low profit margins. The retail business sales represented 63% of McLane’s consolidated sales in 2024 with the restaurant business generating most of the remainder. These businesses have several significant customers and a reduction in purchasing by any of these customers could have an adverse impact on McLane’s revenues and earnings.

2024 versus 2023

Revenues declined 1.3% in 2024 compared to 2023, reflecting lower restaurant business sales (5.7%) and increased retail business sales (1.0%) in 2024 compared to 2023. The decline in restaurant sales reflected lower unit sales attributable to changing consumer preferences for dining at restaurants and quick-service restaurants versus meals-at-home, partially offset by impacts of price inflation. Pre-tax earnings increased $179 million (39.3%) in 2024 compared to 2023 reflecting an increase in gross sales margin rates, which more than offset the impacts of lower sales and higher selling, general and administrative expenses.

2023 versus 2022

Revenues were $52.6 billion in 2023, a decline of $602 million (1.1%) compared to 2022. Revenues from the retail and restaurant businesses declined 0.8% and 2.2%, respectively, while revenues from the beverage business increased 1.9% compared to 2022. Retail and the restaurant business revenues were negatively affected in 2023 by lower unit volumes. Pre-tax earnings increased $184 million (67.9%) in 2023 compared to 2022. The increase reflected a slight increase in overall gross sales margin rates, increased other income and lower fuel expenses, partly offset by higher personnel expenses.

Non-Controlled Businesses

After-tax earnings of our non-controlled businesses include our proportionate share of earnings from our investments in Kraft Heinz, Occidental Petroleum (“Occidental”), Berkadia and Pilot through January 31, 2023. Earnings also included our 38.6% share of Pilot’s earnings for 2022 and for the month of January 2023.

After-tax earnings attributable to these businesses declined $231 million in 2024 compared to 2023, primarily due to lower earnings from Kraft Heinz ($137 million) and the inclusion of Pilot in January 2023 ($83 million). Earnings of non-controlled businesses increased $222 million in 2023 compared to 2022. The comparative increase was primarily due to increased earnings from Occidental, on which we adopted the equity method on August 4, 2022, and Kraft Heinz ($240 million), partially offset by decreased earnings from Pilot ($559 million). As of January 31, 2023, we discontinued using the equity method for our pre-existing 38.6% interest in Pilot upon acquiring a controlling interest in Pilot. In each year, our earnings from Kraft Heinz included the impacts of goodwill and intangible asset impairments recorded by Kraft Heinz.

Management’s Discussion and Analysis

Investment Gains (Losses)

A summary of investment gains (losses) follows (dollars in millions).

	2024	2023	2022
Investment gains (losses)	$52,799	$74,855	$(67,623)
Other	—	—	(276)
Gains (losses) before income taxes and noncontrolling interests	52,799	74,855	(67,899)
Income taxes and noncontrolling interests	11,241	15,982	(14,287)
Net earnings (loss)	$41,558	$58,873	$(53,612)
Effective income tax rate	21.2%	21.3%	20.9%

Unrealized gains and losses arising from changes in market prices of our investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Unrealized gains and losses on our investments in equity securities also include the effects of changes in foreign currency exchange rates on investments in non-U.S. issuers that are held by our U.S.-based subsidiaries.

Pre-tax investment gains and losses included net unrealized gains of $49.3 billion in 2024 and $69.1 billion in 2023 and net losses of $63.1 billion in 2022, attributable to changes in market prices during each year on equity securities we held at the end of each year. We also recorded pre-tax gains and losses from market value changes during each year on equity securities sold during the year, including net gains of $3.5 billion in 2024 and $2.7 billion in 2023 and net losses of $3.9 billion in 2022. Taxable investment gains on equity securities sold, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were $101.1 billion in 2024, $5.0 billion in 2023 and $769 million in 2022. Investment gains in 2023 included a non-cash pre-tax gain of approximately $3.0 billion related to the remeasurement of our pre-existing interest in Pilot to fair value through the application of acquisition accounting upon attaining control of Pilot for financial reporting purposes.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings follows (in millions).

	2024	2023	2022
Acquisition accounting expenses	$(531)	$(693)	$(681)
Corporate interest expense, before foreign currency effects	(242)	(226)	(269)
Foreign currency exchange rate gains on Berkshire and BHFC non-U.S. Dollar senior notes	1,151	211	1,263
Other earnings	1,017	533	196
	$1,395	$(175)	$509

After-tax acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. These charges arise primarily from the amortization of intangible assets recorded in connection with those acquisitions.

Foreign currency exchange rate gains pertain to Berkshire’s and BHFC’s Euro, Great Britain Pound and Japanese Yen denominated debt. Changes in foreign currency exchange rates produce gains and losses from the periodic revaluation of these liabilities into U.S. Dollars. In each year, we recorded foreign currency exchange rate gains due to strengthening of the U.S. Dollar, which reduced the U.S. Dollar carrying value of the debt. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates. Other earnings consist primarily of Berkshire parent company investment income, intercompany interest income when the related expense is included in earnings of the operating subsidiaries, corporate expenses and unallocated income taxes. Other earnings increased by $484 million in 2024 compared to 2023 and $337 million in 2023 compared to 2022, primarily due to increased interest income, including interest earned on intercompany loans to operating subsidiaries.

Management’s Discussion and Analysis

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at December 31, 2024 was $649.4 billion, an increase of $88.1 billion since December 31, 2023. Net earnings attributable to Berkshire shareholders were $89.0 billion for 2024 and included after-tax investment gains of approximately $41.6 billion. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program, as amended, permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire paid $2.9 billion in 2024 to repurchase its common stock.

At December 31, 2024, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills (net of payables for unsettled purchases) of $318.0 billion. Investments in equity and fixed maturity securities, excluding our investments in Kraft Heinz and Occidental common stock, were $287.0 billion. During 2024, we paid $9.2 billion to acquire equity securities and we received $143.4 billion from sales of equity securities.

On January 16, 2024, we acquired the remaining 20% noncontrolling ownership interest in Pilot for $2.6 billion. On September 30, 2024, BHE repurchased shares of its common stock held by certain noncontrolling BHE shareholders for $2.9 billion.

Our consolidated borrowings at December 31, 2024 were $124.8 billion, of which over 95% were issued by the Berkshire parent company and BHFC, or by BNSF and BHE and its subsidiaries. Berkshire parent company debt outstanding at December 31, 2024 was $21.1 billion, an increase of $2.3 billion from December 31, 2023. At various dates in 2024, Berkshire issued approximately ¥837.4 billion (approximately $5.5 billion) of senior note issuances and term loan agreements. The borrowings have interest rates ranging from 0.974% to 2.625% and maturity dates ranging from 2027 to 2054. In 2024, senior note maturities were $1.9 billion. Additionally, the carrying value of Berkshire parent company non-U.S. Dollar denominated debt declined $1.4 billion in 2024 due to changes in foreign currency exchange rates.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $17.9 billion at December 31, 2024, relatively unchanged from December 31, 2023. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of December 31, 2024, relatively unchanged from December 31, 2023. In 2024, BNSF issued $1.3 billion of 5.5% debentures due in 2055 and repaid approximately $1.3 billion of debentures. BHE’s aggregate borrowings were approximately $56.4 billion at December 31, 2024, relatively unchanged from December 31, 2023. In 2024, BHE subsidiaries issued $6.4 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $5.9 billion. In 2025, BHE subsidiaries issued term debt of $1.5 billion, with maturities ranging from 2035 to 2055 and a weighted average interest rate of 6.0%. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In 2024, our diverse group of businesses generated net operating cash flows of $30.6 billion, which was net of income tax payments of $28.5 billion. Income tax payments in 2024 included significant U.S. Federal income tax payments derived from taxable gains on sales of equity securities. The gross proceeds from such sales were included in cash flows from investing activities.

Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $19.0 billion in 2024, which included capital expenditures by BNSF and BHE of $12.7 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures in 2025 of approximately $14.0 billion.

Management’s Discussion and Analysis

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Our annual debt maturities for the next five years are summarized in Note 19 to the Consolidated Financial Statements. We also currently expect to pay interest on our debt ranging from $4.7 billion in 2025 to $4.1 billion in 2029 based on borrowings outstanding at December 31, 2024. Certain other obligations are included in our Consolidated Balance Sheets, such as operating lease liabilities and shared aircraft repurchase liabilities of NetJets. Estimated payments of these liabilities in each of the next five years are as follows (in billions): $2.0 in 2025; $1.8 in 2026; $2.0 in 2027; $2.2 in 2028; and $1.9 in 2029.

We are also obligated to pay claims arising from our property and casualty insurance companies. Such liabilities, including amounts from retroactive reinsurance, were approximately $148 billion at December 31, 2024. We currently forecast claim payments in 2025 of approximately $38 billion with respect to claims occurring prior to 2025. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events and can be highly uncertain. Actual payments will likely vary, perhaps materially, from forecasted payments. We anticipate that claims payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. As of December 31, 2024, the largest categories of our long-term contractual obligations primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF, aircraft purchase commitments of NetJets and purchase commitments of certain materials. We currently estimate future payments associated with these contracts over the next five years will approximate $30 billion, including $12 billion in 2025.

Critical Accounting Estimates

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in our Consolidated Financial Statements. Such estimates and judgments necessarily involve varying and significant degrees of uncertainty. Accordingly, certain amounts currently recorded in our Consolidated Financial Statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2024 follows.

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

As of the balance sheet date, recorded claim liabilities include estimates for reported claims and for incurred-but-not-reported (“IBNR”) claims. The period between the loss occurrence date and loss settlement date is the “claim-tail.” Property claims typically have relatively short claim-tails, while casualty claims usually have longer claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and the impact of changing contract interpretations. The legal environment and judicial process further contribute to extending claim-tails.

Our consolidated claim liabilities, including liabilities from retroactive reinsurance contracts, as of December 31, 2024 were approximately $147.6 billion, of which 74% related to GEICO and the Berkshire Hathaway Reinsurance Group. Additional information regarding significant uncertainties inherent in the processes and techniques for estimating unpaid losses of these businesses follows.

Management’s Discussion and Analysis

Critical Accounting Estimates

Property and casualty insurance unpaid losses

GEICO

GEICO predominantly writes private passenger automobile insurance. As of December 31, 2024, GEICO’s gross claim liabilities were $24.8 billion and were $23.9 billion, net of reinsurance. GEICO’s claim reserving methodologies produce liability estimates based upon the individual claims. The key assumptions affecting our liability estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”). A combination of several actuarial estimation methods, including Bornhuetter-Ferguson and chain-ladder methodologies.

Claim liability estimates for liability coverages (such as bodily injury (“BI”), uninsured motorists and personal injury protection) are more uncertain due to the longer claim-tails, so we establish additional case development estimates. As of December 31, 2024, case development liabilities averaged approximately 31% of reported reserves. Case development factors are selected through analysis of the overall adequacy of historical case liabilities.

The adequacy of the aggregate claim liabilities is tested using one or more actuarial projections based on claim closure models and paid and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.

The aggregate claim liability estimates recorded at the end of 2023 were reduced by $550 million during 2024, which produced a corresponding increase to pre-tax earnings. The assumptions used to estimate liabilities at December 31, 2024 reflect the most recent frequency and severity estimates. Future development of recorded liabilities will depend on whether actual frequency and severity of claims are more or less than anticipated.

With respect to liabilities for BI claims, we believe it is reasonably possible that average claims severities will change by at least one percentage point from the projected severities used in establishing the recorded liabilities at December 31, 2024. A one percentage point increase or decrease in BI severities could produce a $220 million increase or decrease in recorded liabilities, with a corresponding decrease or increase in pre-tax earnings. Many of the economic forces that would likely cause BI severity to differ from expectations would likely also cause severities for other injury coverages to differ in the same direction.

Berkshire Hathaway Reinsurance Group

BHRG’s property and casualty claims arise from a diverse portfolio of reinsurance contracts underwritten across multiple entities through the NICO, General Re and TransRe Groups. A summary of BHRG’s property and casualty unpaid losses and loss adjustment expenses, other than retroactive reinsurance losses and loss adjustment expenses, as of December 31, 2024 follows (in millions).

	Property	Casualty	Total
Case liabilities	$7,563	$11,675	$19,238
IBNR liabilities	9,007	23,391	32,398
Gross unpaid losses and loss adjustment expenses	16,570	35,066	51,636
Reinsurance recoverable	634	1,369	2,003
Net unpaid losses and loss adjustment expenses	$15,936	$33,697	$49,633

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

The nature, extent, timing and perceived reliability of loss information received from ceding companies varies widely depending on the type of coverage and the contractual reporting terms. Reinsurance contract (or policy) terms, conditions and coverages also tend to lack standardization and may evolve more rapidly than primary insurance policies.

Management’s Discussion and Analysis

Critical Accounting Estimates

Property and casualty insurance unpaid losses

The loss information provided under many facultative (individual risk) or per occurrence excess-of-loss contracts may be comparable to the information received under a primary insurance contract. However, loss information with respect to aggregate excess-of-loss and quota-share contracts is often in a summary form rather than on an individual claim basis. Loss data includes currently recoverable paid losses, as well as case loss estimates. Ceding companies infrequently provide reliable IBNR loss estimates.

Loss reporting to reinsurers is typically slower than primary insurers. Client reporting of claims information is required based on the terms of the contract at intervals ranging from 30 to 180 days after the end of the quarterly or annual period, reporting practices can vary by jurisdiction. To the extent that reinsurers assume and cede underlying risks from other reinsurers, further delays in claims reporting may occur. The relative impact of reporting delays depends on the type of coverage, contractual reporting terms, or the magnitude of the claim relative to the attachment point of the reinsurance coverage.

The premium and loss data BHRG receives is at least one level removed from the underlying claimant, so there is a risk that the loss data reported is incomplete, inaccurate or the claim is outside the coverage terms. We maintain internal procedures to determine that the information is complete and in compliance with the contract terms. Generally, our reinsurance contracts permit us to audit the ceding company’s records with respect to the subject business for compliance with the terms of the policy. Disputes occasionally arise concerning whether claims are covered by our reinsurance policies, which are normally resolved through negotiation. If disputes cannot be resolved, our contracts generally provide arbitration or alternative dispute resolution processes. We believe there are no coverage disputes at this time for which an adverse resolution would likely have a material impact on our consolidated results of operations or financial condition.

Establishing claim liability estimates for reinsurance requires evaluation of loss information received from our clients. While we generally rely on the ceding companies’ reported case loss estimates, we may perform our own evaluations certain reported case losses and if deemed appropriate, use our own case liability estimate. As of December 31, 2024, our case loss estimates exceeded ceding company estimates by approximately $1.7 billion. We also periodically conduct detailed reviews of individual client claims, which may cause us to adjust our case estimates.

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

Paid and incurred loss development methods consider the expected case loss emergence and development patterns, together with expected loss ratios by year. Factors affecting loss development analysis include, but are not limited to, changes in the following: client claims reporting and settlement practices, the frequency of client company claim reviews, policy terms and coverage (such as loss retention levels and occurrence and aggregate policy limits), loss trends and legal trends that result in unanticipated losses. Collectively, these factors influence our selections of expected case loss emergence patterns.

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

Our claim liability estimation process for short-tail lines, primarily property exposures, utilizes a combination of the paid and incurred loss development methods and the incurred and paid loss Bornhuetter-Ferguson methods. Certain property, individual risk and aviation excess-of-loss contracts tend to generate low frequency/high severity losses. Our processes and techniques for estimating liabilities under such contracts generally rely more on a per contract assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses.

For our long-tail lines, primarily casualty exposures, we may rely on different methods depending on the maturity of the business, with estimates for the most recent years being based on priced loss expectations and more mature years reflecting the paid or incurred development pattern indications.

In 2024, we reduced estimated ultimate pre-2024 accident years’ claim liabilities by $1.7 billion, of which $1.6 billion was attributable to lower-than-expected reported property losses. In 2024, we also reduced estimated ultimate casualty claim liabilities for pre-2024 accident years by approximately $100 million. These reductions produced corresponding increases in pre-tax earnings.

The portfolios of contracts within the three BHRG Groups vary considerably, covering multiple lines of business within diverse geographic areas and legal environments, which requires us to vary the application of actuarial methods and weighting of assumptions to determine the appropriate ultimate claims estimates. Given the heterogeneity of the groups of contracts and actuarial methods and assumptions applied, we believe it is not possible to reasonably quantify the impact of changes in any single or limited group of assumptions to the entire portfolio. Moreover, changes in certain assumptions often create iterative impacts on other actuarial assumptions. Accordingly, we believe it is impracticable to provide meaningful quantification of the impact of changes to any limited number of chosen assumptions.

BHRG’s property and casualty unpaid loss and loss adjustment expenses could be materially higher or lower than the liabilities as of December 31, 2024 due to the inherent uncertainty of determining ultimate claims costs for claims that have occurred or will be deemed to have occurred as of the balance sheet date. We currently believe, however, that significant upward revisions to claims estimates are more likely for casualty claims, given longer claims tails and evolving inflation, legal, judicial and mass tort risks, including the manifestation of new forms of claims that were not contemplated when the policies were written. We believe a five percent increase in BHRG’s casualty claim liabilities over time is reasonably possible, although this should not be viewed as a worst-case scenario given the risks identified. An increase of this magnitude to our gross liabilities for casualty claims at December 31, 2024 could produce an increase in casualty liabilities of $1.75 billion, with a corresponding decrease to pre-tax earnings.

Retroactive reinsurance

Our retroactive reinsurance contracts indemnify insurance losses from events occurring before the contract inception dates. Claim liabilities associated with these contracts predominately pertain to casualty or liability exposures and we expect the claim-tails will be very long. At December 31, 2024, gross unpaid losses were $32.4 billion.

Our contracts are generally subject to maximum limits of indemnification and, as such, we currently expect that the aggregate remaining losses payable under our policies will not exceed $47 billion. While ultimate claims will be affected by judicial and legislative changes affecting asbestos, environmental or mass tort exposures, we currently believe it unlikely that losses will increase to the maximum or decline by more than 15% of our estimated gross claims liability as of December 31, 2024.

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

Certain of our contracts include asbestos and environmental, as well as other mass tort exposures. Our estimated liabilities for asbestos and environmental exposures were approximately $11.9 billion at December 31, 2024. Ceding companies do not consistently provide reliable and detailed underlying claims data, particularly with respect to multi-line or aggregate excess-of-loss policies. When possible, we conduct detailed analyses of the underlying loss data in making an estimate of ultimate remaining claims liabilities. When detailed loss information is unavailable, we may apply recent industry trends and projections to aggregate client data. Judgments in these areas necessarily consider the stability of the legal and regulatory environment under which we expect claims will be adjudicated. Legal reform and legislation and judicial rulings could also have a significant impact on our ultimate liabilities.

Deferred charges for retroactive reinsurance contracts, which at the inception dates of the contracts, represent the excess of the estimated ultimate liability for unpaid losses over premiums received. Deferred charges are subsequently adjusted based on the changes to expected ultimate liabilities and the timing of actual and expected future loss payments. Deferred charge assets were $8.8 billion at December 31, 2024. We estimate that deferred charge assets will decline $830 million in 2025, producing a corresponding charge to pre-tax earnings.

Overall, we increased estimated ultimate liabilities for prior year retroactive reinsurance contracts by $196 million in 2024, primarily for asbestos, environmental and other casualty exposures. This increase, net of the related changes in deferred charge assets had an insignificant impact on underwriting results.

Other Critical Accounting Estimates

Our Consolidated Balance Sheet at December 31, 2024 includes goodwill of acquired businesses of $83.9 billion and indefinite-lived other intangible assets of $18.9 billion. We evaluate these assets for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more likely than not there has been an impairment.

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of our reporting units and of indefinite-lived intangible assets. Several methods may be used to estimate fair values, including market quotations, multiples of earnings and other valuation techniques, such as discounted projected future earnings or cash flow methods. The key assumptions and inputs used in fair value determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs.

Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts. Reasonable estimates of the fair value of a business enterprise may range widely.

If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, is charged to earnings as an impairment loss. If the carrying value of the indefinite-lived intangible asset exceeds fair value, the excess is charged to earnings as an impairment loss.

As of December 31, 2024, we concluded that more-likely-than not, the goodwill recorded in our Consolidated Balance Sheet was not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on market and economic conditions, as well as events affecting our businesses or the industries in which they operate, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements.

Management’s Discussion and Analysis

Critical Accounting Estimates

Other Critical Accounting Estimates

In connection with the annual goodwill impairment review conducted in the fourth quarter of 2024, our estimated fair values of seven reporting units did not exceed our carrying values by at least 20%. These reporting units included PCC, as well as three reporting units acquired in late 2022 and early 2023. Our estimated fair value of PCC’s equity exceeded the carrying value of $28.5 billion, which included goodwill of approximately $7.5 billion, by nearly 20%. Of the three units acquired in 2022 and 2023, the largest was Pilot, which had an estimated fair value of approximately $20.3 billion and a carrying value of $18.3 billion, including goodwill of $6.5 billion. The remaining five other reporting units had an aggregate estimated fair value of approximately $11.7 billion, which exceeded our aggregate carrying value by approximately 12%. The carrying value of these units included goodwill of approximately $4.6 billion.

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

Equity Price Risk

Investments in equity securities represent the most significant portion of our consolidated investment portfolio. Strategically, we strive to invest in businesses that possess excellent economics and management, and we prefer to invest a meaningful amount in each company. Historically, our investments have been concentrated in relatively few issuers. At December 31, 2024, approximately 71% of the aggregate fair value of our investments in equity securities was concentrated in five companies.

We often hold our investments for long periods and short-term price volatility has occurred in the past and will occur in the future. We also maintain significant levels of shareholder capital and ample liquidity to provide a margin of safety against short-term price volatility.

The following table summarizes our investments in equity securities, excluding our investments in Kraft Heinz and Occidental common stocks that are accounted for under the equity method, and the estimated effects of a hypothetical 30% increase and a 30% decrease in market prices as December 31, 2024 and 2023. The selected 30% hypothetical increase and decrease does not represent the best or worst case scenario. Indeed, results from declines could be far worse due both to the nature of equity markets and the concentrations existing in our investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Estimated Increase (Decrease) in Net Earnings (1)
December 31, 2024
Investments in equity securities	$271,588	30% increase	$351,020	$62,615
		30% decrease	192,323	(62,483)
December 31, 2023
Investments in equity securities	$353,842	30% increase	$457,993	$82,281
		30% decrease	249,885	(82,129)

(1)
The estimated increase (decrease) is after income taxes.

Management’s Discussion and Analysis

Interest Rate Risk

We also invest in bonds, loans or other interest rate sensitive instruments. Our strategy is to acquire or originate such instruments at prices or with interest rates considered appropriate relative to the perceived credit risk. We also issue debt in the ordinary course of business to fund business operations and for general purposes. We attempt to maintain high credit ratings to minimize the cost of our debt. We generally do not utilize derivative products, such as interest rate swaps, to manage interest rate risks and we do not attempt to match maturities of assets and liabilities.

The fair values of our fixed maturity investments, loans and finance receivables and notes payable and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in interest rates generally translate into decreases and increases in fair values of these instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the perceived credit risk, prepayment options, liquidity and other factors, as well as general market conditions.

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

		Estimated Fair Value After Hypothetical Change in Interest Rates (bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2024
Assets:
Investments in fixed maturity securities	$15,364	$15,503	$15,220	$15,086	$14,958
Investments in equity securities*	8,429	8,743	8,142	7,864	7,597
Loans and finance receivables	27,579	28,774	26,476	25,455	24,508
Liabilities:
Notes payable and other borrowings:
Insurance and other	40,181	43,345	37,467	35,122	33,082
Railroad, utilities and energy	72,506	80,339	65,916	60,332	55,565

December 31, 2023
Assets:
Investments in fixed maturity securities	$23,758	$23,937	$23,585	$23,419	$23,258
Investments in equity securities*	8,688	9,069	8,329	7,990	7,670
Loans and finance receivables	24,190	25,187	23,266	22,409	21,612
Liabilities:
Notes payable and other borrowings:
Insurance and other	44,981	48,547	41,958	39,378	37,158
Railroad, utilities and energy	75,239	83,118	68,582	62,995	58,246

* Includes Cumulative Perpetual Preferred Stocks

Foreign Currency Risk

Certain of our subsidiaries operate in foreign jurisdictions and we transact business in foreign currencies. In addition, we hold investments in common stocks of major multinational companies, who have significant foreign business and foreign currency risk of their own. In most instances, we do not attempt to match assets and liabilities by currency or use derivative contracts to manage foreign currency risks in a meaningful way.

Management’s Discussion and Analysis

Foreign Currency Risk

Our net assets subject to financial statement translation into U.S. Dollars are primarily in our insurance, utilities and energy and certain manufacturing subsidiaries. A portion of our financial statement translation-related impact from changes in foreign currency rates is recorded in other comprehensive income. In addition, we include gains or losses from changes in foreign currency exchange rates in net earnings related to non-U.S. Dollar denominated assets and liabilities of Berkshire and its U.S.-based subsidiaries. A summary of these gains (losses), after-tax, for each of the years ending December 31, 2024 and 2023 follows (in millions).

	2024	2023
Non-U.S. Dollar denominated debt included in net earnings	$1,151	$211
Net liabilities under certain reinsurance contracts included in net earnings	136	(241)
Foreign currency translation included in other comprehensive income	(1,646)	749

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page K-64.

Berkshire Hathaway Inc.

February 22, 2025

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Berkshire Hathaway Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

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

Given the subjectivity of estimating these key assumptions, performing audit procedures to evaluate whether certain of these claim liabilities were appropriately recorded as of December 31, 2024 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Given the subjectivity of estimating these key assumptions, performing audit procedures to evaluate whether certain of these claim liabilities were appropriately recorded as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 22, 2025

We have served as the Company’s auditor since 1985.

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2024	2023
Assets:
Insurance and Other:
Cash and cash equivalents*	$44,333	$34,268
Short-term investments in U.S. Treasury Bills	286,472	129,619
Investments in fixed maturity securities	15,364	23,758
Investments in equity securities	271,588	353,842
Equity method investments	31,134	29,066
Loans and finance receivables	27,798	24,681
Other receivables	43,887	46,261
Inventories	24,008	25,856
Property, plant and equipment	30,071	30,199
Equipment held for lease	17,828	16,947
Goodwill	56,860	57,473
Other intangible assets	34,638	35,884
Deferred charges - retroactive reinsurance	8,797	9,495
Other	24,994	21,866
	917,772	839,215
Railroad, Utilities and Energy:
Cash and cash equivalents*	3,396	3,754
Receivables	4,503	4,999
Property, plant and equipment	175,030	169,447
Goodwill	27,020	27,153
Regulatory assets	5,349	5,565
Other	20,811	19,845
	236,109	230,763
Total assets	$1,153,881	$1,069,978

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $14.4 billion at December 31, 2024 and $4.8 billion at December 31, 2023.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2024	2023
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$115,151	$111,082
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	32,443	34,647
Unearned premiums	30,808	30,507
Life, annuity and health insurance benefits	17,616	20,213
Other policyholder liabilities	10,703	11,545
Accounts payable, accruals and other liabilities	37,489	36,559
Payable for purchase of U.S. Treasury Bills	12,769	—
Aircraft repurchase liabilities and unearned lease revenues	9,356	8,253
Notes payable and other borrowings	44,885	48,468
	311,220	301,274
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	18,226	18,304
Regulatory liabilities	7,033	6,818
Notes payable and other borrowings	79,877	79,803
	105,136	104,925
Income taxes, principally deferred	85,870	93,009
Total liabilities	502,226	499,208
Redeemable noncontrolling interests	—	3,261
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,665	34,480
Accumulated other comprehensive income	(3,584)	(3,763)
Retained earnings	696,218	607,350
Treasury stock, at cost	(78,939)	(76,802)
Berkshire shareholders’ equity	649,368	561,273
Noncontrolling interests	2,287	6,236
Total shareholders’ equity	651,655	567,509
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$1,153,881	$1,069,978

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Insurance and Other:
Insurance premiums earned	$88,257	$83,403	$74,576
Sales and service revenues	202,334	207,148	157,518
Leasing revenues	9,227	8,416	7,514
Interest, dividend and other investment income	21,825	15,764	10,263
	321,643	314,731	249,871
Railroad, Utilities and Energy:
Railroad transportation revenues	23,355	23,791	25,802
Utility and energy operating revenues	21,518	21,232	21,023
Service revenues and other income	4,917	4,728	5,324
	49,790	49,751	52,149
Total revenues	371,433	364,482	302,020

Investment gains (losses)	52,799	74,855	(67,899)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	56,186	57,187	57,646
Life, annuity and health benefits	3,858	4,029	5,243
Insurance underwriting expenses	16,808	15,270	11,706
Cost of sales and services	163,642	169,281	124,319
Cost of leasing	7,069	6,037	5,550
Selling, general and administrative expenses	25,642	25,458	19,506
Interest expense	1,594	1,671	1,187
	274,799	278,933	225,157
Railroad, Utilities and Energy:
Freight rail transportation expenses	15,965	16,464	17,282
Utilities and energy cost of sales and other expenses	16,984	18,399	15,896
Other expenses	4,343	4,016	4,984
Interest expense	3,606	3,332	3,165
	40,898	42,211	41,327
Total costs and expenses	315,697	321,144	266,484
Earnings (loss) before income taxes and equity method earnings	108,535	118,193	(32,363)
Equity method earnings	1,841	1,973	1,863
Earnings (loss) before income taxes	110,376	120,166	(30,500)
Income tax expense (benefit)	20,815	23,019	(8,502)
Net earnings (loss)	89,561	97,147	(21,998)
Earnings attributable to noncontrolling interests	566	924	761
Net earnings (loss) attributable to Berkshire shareholders	$88,995	$96,223	$(22,759)
Net earnings (loss) per average equivalent Class A share	$61,900	$66,412	$(15,494)
Net earnings (loss) per average equivalent Class B share*	$41.27	$44.27	$(10.33)
Average equivalent Class A shares outstanding	1,437,720	1,448,880	1,468,876
Average equivalent Class B shares outstanding	2,156,580,296	2,173,319,709	2,203,313,642

* Net earnings (loss) per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 22.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net earnings (loss)	$89,561	$97,147	$(21,998)
Other comprehensive income:
Unrealized gains (losses) on investments	(82)	477	(713)
Applicable income taxes	9	(100)	158
Foreign currency translation	(1,500)	782	(2,138)
Applicable income taxes	(36)	(7)	22
Long-duration insurance contract discount rate changes	807	(237)	7,177
Applicable income taxes	(144)	49	(1,540)
Defined benefit pension plans	1,628	578	(253)
Applicable income taxes	(350)	(123)	47
Other, net	(162)	(101)	250
Other comprehensive income, net	170	1,318	3,010
Comprehensive income	89,731	98,465	(18,988)
Comprehensive income attributable to noncontrolling interests	557	953	700
Comprehensive income attributable to Berkshire shareholders	$89,174	$97,512	$(19,688)

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2021	$35,600	$(8,123)	$533,886	$(59,795)	$8,731	$510,299
Net earnings (loss)	—	—	(22,759)	—	761	(21,998)
Other comprehensive income, net	—	3,071	—	—	(61)	3,010
Acquisitions of common stock	—	—	—	(8,031)	—	(8,031)
Transactions with noncontrolling interests and other	(425)	—	—	—	(1,174)	(1,599)
Balance at December 31, 2022	35,175	(5,052)	511,127	(67,826)	8,257	481,681
Net earnings	—	—	96,223	—	924	97,147
Other comprehensive income, net	—	1,289	—	—	29	1,318
Acquisitions of common stock	—	—	—	(8,976)	—	(8,976)
Transactions with noncontrolling interests and other	(687)	—	—	—	(2,974)	(3,661)
Balance at December 31, 2023	34,488	(3,763)	607,350	(76,802)	6,236	567,509
Net earnings	—	—	88,995	—	566	89,561
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	179	—	—	(9)	170
Acquisitions of common stock	—	—	—	(2,918)	—	(2,918)
Transactions with noncontrolling interests and other	1,185	—	—	781	(4,506)	(2,540)
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$89,561	$97,147	$(21,998)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Investment (gains) losses	(52,799)	(74,855)	67,899
Depreciation and amortization	12,855	12,486	10,899
Discount accretion on investments, principally U.S. Treasury Bills	(11,349)	(5,510)	(1,132)
Other	(892)	(513)	(3,074)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	2,173	2,628	4,057
Deferred charges - retroactive reinsurance	698	375	769
Unearned premiums	376	1,854	1,861
Receivables and originated loans	626	(1,949)	(5,621)
Inventories	591	1,426	(4,779)
Other assets	(797)	(1,328)	(378)
Other liabilities	(2,288)	2,570	1,719
Income taxes	(8,163)	14,865	(12,872)
Net cash flows from operating activities	30,592	49,196	37,350
Cash flows from investing activities:
Purchases of equity securities	(9,237)	(16,462)	(67,930)
Sales of equity securities	143,359	40,631	33,664
Purchases of U.S. Treasury Bills and fixed maturity securities	(526,842)	(235,007)	(183,922)
Sales of U.S. Treasury Bills and fixed maturity securities	48,462	52,302	90,088
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	353,538	153,201	66,318
Acquisitions of businesses, net of cash acquired	(396)	(8,604)	(10,594)
Purchases of property, plant and equipment and equipment held for lease	(18,976)	(19,409)	(15,464)
Other	(195)	685	239
Net cash flows from investing activities	(10,287)	(32,663)	(87,601)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	5,528	2,133	7,822
Repayments of borrowings of insurance and other businesses	(7,796)	(6,027)	(1,502)
Proceeds from borrowings of railroad, utilities and energy businesses	7,658	5,684	4,873
Repayments of borrowings of railroad, utilities and energy businesses	(4,151)	(5,284)	(2,426)
Changes in short-term borrowings, net	(3,059)	2,407	(596)
Acquisitions of treasury stock	(2,918)	(9,171)	(7,854)
Other, principally transactions with noncontrolling interests	(5,622)	(4,147)	(1,979)
Net cash flows from financing activities	(10,360)	(14,405)	(1,662)
Effects of foreign currency exchange rate changes	(212)	116	(394)
Increase (decrease) in cash and cash equivalents and restricted cash	9,733	2,244	(52,307)
Cash and cash equivalents and restricted cash at the beginning of the year*	38,643	36,399	88,706
Cash and cash equivalents and restricted cash at the end of the year*	$48,376	$38,643	$36,399
* Cash and cash equivalents and restricted cash at the end of the year:
Insurance and Other	$44,333	$34,268	$32,260
Railroad, Utilities and Energy	3,396	3,754	3,551
Restricted cash included in other assets	647	621	588
	$48,376	$38,643	$36,399

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Certain balances in the accompanying Consolidated Financial Statements for 2023 have been reclassified to conform to current year presentations. We reclassified the asset, liability, revenue and expense balances in 2023 associated with Pilot Travel Centers LLC (“Pilot”) from the Railroad, Utilities and Energy sections of the Balance Sheet, Statement of Earnings and Statement of Cash Flows to the Insurance and Other sections of those statements. We also reclassified the balances within the affected Notes to the Consolidated Financial Statements. These reclassifications conform presentations for comparability to presentations in 2024. These reclassifications had no effect on consolidated total assets, liabilities, shareholders’ equity, revenues, expenses, or on net earnings or cash flows from the amounts previously reported. See Note 1(y) for a summary of the reclassifications.

We continue to believe that reporting the railroad, utilities and energy subsidiaries separately in our Consolidated Balance Sheets and Consolidated Statements of Earnings is appropriate, given relative significance of property, plant and equipment, capital expenditures and debt. Further, these subsidiaries are not supported by Berkshire debt guarantees or other financial commitments.

(b)
Use of estimates in preparation of financial statements

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the balance sheet date and the reported amounts of certain revenues and expenses during the period. Our estimates of unpaid losses and loss adjustment expenses for property and casualty insurance claims are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim costs. In addition, estimates and assumptions associated with determinations of deferred charges on retroactive reinsurance contracts, fair values of certain financial instruments and evaluations of goodwill and indefinite-lived intangible assets for impairment require considerable judgment. Additionally, significant estimates may be required in the evaluation of certain other long-lived assets for impairments and the recognition of expected credit losses on amounts owed to us. Estimates may be subject to significant adjustments in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

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

We record investment gains and losses on available-for-sale fixed maturity securities in earnings when the securities are sold. For securities in an unrealized loss position, we recognize a loss in earnings for the excess of amortized cost over fair value if we intend to sell before the price recovers. As of the balance sheet date, we evaluate unrealized losses, considering the severity of the decline in value, creditworthiness of the issuer and other relevant factors. We record an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings if the present value of estimated expected cash flows is less than the present value of contractual cash flows. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. The portion of the unrealized loss that is not related to a credit loss is recognized in other comprehensive income.

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

In applying the equity method, we increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record additional investments at cost and equity distributions received as reductions in the carrying value of the investment. If net losses reduce our carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if we have not committed to provide financial support to the investee.

(g)
Loans and finance receivables

Loans and finance receivables are primarily manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. We carry substantially all loans and finance receivables at amortized cost, net of allowances for expected credit losses, based on our ability and intent to hold such loans to maturity. Acquisition costs and loan origination and commitment costs paid and fees received, as well as acquisition premiums or discounts, are capitalized and accrued to investment income as yield adjustments over the lives of the loans.

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

(h)
Other receivables

Other receivables include balances due from customers, insurance premiums receivable and reinsurance losses recoverable, as well as other receivables. Trade receivables, insurance premiums receivables and other receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination. Reinsurance recoverables are comprised of amounts ceded under reinsurance contracts or pursuant to mandatory government-sponsored insurance programs. Reinsurance recoverables arise from unpaid losses and loss adjustment expenses on property and casualty claims and benefits under life and health contracts. Receivables are stated net of estimated allowances for uncollectible balances.

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

(i)
Derivatives

We carry assets and liabilities arising from derivative contracts at fair value in other assets and accounts payable, accruals and other liabilities in our Consolidated Balance Sheets. Balances are net of reductions permitted under master netting agreements with counterparties. We record the changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes in earnings or if such contracts involve our regulated utilities subsidiaries, as regulatory assets or liabilities when inclusion in regulated rates is probable.

(j)
Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets when estimating fair value. In such circumstances, alternative valuation techniques may be appropriate to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, and able and willing to transact an exchange and not acting under duress. Our nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

(k)
Inventories

Inventories consist of manufactured products, goods or products acquired for resale, materials and supplies and homes constructed for sale. Manufactured inventory costs include materials, direct and indirect labor and factory overhead. At December 31, 2024, we used the last-in-first-out (“LIFO”) method to value 32% of consolidated inventories with the remainder primarily determined under first-in-first-out and average cost methods. Non-LIFO inventories are stated at the lower of cost or net realizable value. The excess of current or replacement costs over costs determined under LIFO was approximately $2.3 billion as of December 31, 2024 and December 31, 2023.

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(l)
Property, plant and equipment and equipment held for lease

We use property, plant and equipment in our operations. We also own equipment that we lease to others under lease contracts. We record additions, improvements and betterments to such properties at cost. With respect to constructed assets, all materials, direct labor and contract services as well as certain indirect costs, including interest over the construction period, are capitalized. With respect to constructed assets that are subject to authoritative guidance for regulated operations, capitalized costs also include an allowance for funds used during construction, which represents the cost of equity funds used to finance the construction of the regulated facilities. Normal repairs and maintenance and other costs that do not improve the property, extend its useful life or otherwise do not meet capitalization criteria are charged to expense as incurred.

Depreciation expense of our regulated utilities and railroad is generally determined using group depreciation methods where rates are based on periodic depreciation studies approved by the applicable regulator. Under group depreciation, a composite rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. When such assets are retired or sold, no gain or loss is recognized. Gains or losses on disposals of all other assets are recorded through earnings. Ranges of estimated useful lives of depreciable assets unique to our railroad business are as follows: track structure and other roadway – 10 to 100 years and locomotives, freight cars and other equipment – 6 to 45 years. Ranges of estimated useful lives of assets unique to our utilities and energy businesses are as follows: utility generation, transmission and distribution systems – 5 to 80 years, interstate natural gas pipeline assets – 3 to 80 years and independent power plants and other assets – 2 to 50 years.

We depreciate property, plant and equipment used in operations by our other businesses to the estimated salvage value primarily using the straight-line method over estimated service lives. Ranges of estimated service lives of depreciable assets used in our other businesses are as follows: buildings and improvements – 5 to 50 years, machinery and equipment – 3 to 30 years and furniture, fixtures and other – 4 to 15 years. We depreciate the equipment held for lease to estimated salvage value primarily using the straight-line method over estimated useful lives ranging from 3 to 35 years. We use declining balance depreciation methods for assets when the revenue-earning power of the asset is greater during the earlier years of its life.

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

(m)
Leases

We are party to contracts where we lease property from others. When we lease assets from others, we record right-of-use assets and lease liabilities. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. In this regard, lease payments include fixed payments and variable payments that depend on an index or rate. The lease term is considered the non-cancellable lease period. Certain lease contracts contain renewal options or other terms that provide variable payments based on performance or usage. Options are not included in determining right-of-use assets or lease liabilities unless it is reasonably certain that options will be exercised. Generally, incremental borrowing rates are used in measuring lease liabilities. Right-of-use assets are subject to review for impairment. As permitted under GAAP, for some leases we do not separate lease components from non-lease components by class of asset and we do not record assets or liabilities for leases with terms of one year or less.

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

Other intangible assets with indefinite lives are also tested for impairment at least annually and when events or changes in circumstances indicate that, more likely-than-not, the asset is impaired. When the asset carrying value exceeds fair value, the excess is charged to earnings as an impairment loss. Significant judgment is required in estimating fair values and evaluating goodwill and indefinite-lived intangible assets for impairment. We amortize intangible assets with finite lives in a pattern that reflects the expected consumption of related economic benefits or on a straight-line basis over the estimated economic useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

(o)
Revenue recognition

We earn insurance premiums on prospective property/casualty insurance and reinsurance contracts over the loss exposure or coverage period in proportion to the level of protection provided. We earn such premiums, in most cases ratably, over the term of the contract with unearned premiums computed on a monthly or daily pro-rata basis. Premiums on retroactive property/casualty reinsurance contracts are normally received in full and are fully earned at the inception of the contracts, as all underlying loss events covered by the policies occurred prior to contract inception. Premiums for life reinsurance and periodic payment annuity contracts are earned when due. Premiums for periodic payment annuity contracts are received in full and fully earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers. Premiums earned on contracts with experience-rating provisions reflect estimated loss experience under such contracts.

Sales and service revenues are recognized when goods or services are transferred to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Revenues are based on the consideration we expect to receive in connection with our promises to deliver goods and services to our customers.

We manufacture and/or distribute a wide variety of industrial, building and consumer products. We also sell fuels, including diesel, gasoline and related products, on a retail and wholesale basis.

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

Sales revenues reflect reductions for returns, allowances, late delivery penalties, volume discounts and other incentives, some of which may be contingent on future events. In certain customer contracts, sales revenues include certain state and local excise taxes billed to customers on specified products when those taxes are levied directly upon us by the taxing authorities. Sales revenues exclude sales taxes and value-added taxes collected on behalf of taxing authorities. Sales revenues include consideration for shipping and other fulfillment activities performed prior to the customer obtaining control of the goods. We also elect to treat consideration for such services that are performed after control has passed to the customer as sales revenue.

Product sales revenues are generally recognized at a point in time when control of the product transfers to the customer, which coincides with customer pickup or product delivery or acceptance, depending on terms of the arrangement. We recognize sales revenues and related costs over time with respect to certain contracts, including certain bridge and structural steel, castings, forgings and aerostructures contracts. Control of the product units under these contracts transfers continuously to the customer as the product is manufactured. These products generally have no alternative use and the contract requires the customer to provide reasonable compensation if terminated for reasons other than breach of contract.

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

Utilities and energy revenues derive primarily from regulated electricity and natural gas sales. Regulated electricity and natural gas revenues are primarily tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Such revenues are equivalent to the amounts we have the right to invoice and correspond directly with the value to the customer of the performance to date and include billed and unbilled amounts. Payments from customers are generally due within 30 days of billing. Rates charged for regulated energy products and services are established by regulators or contractual arrangements that establish the transaction price, as well as the allocation of price among the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Other service revenues derive from contracts with customers in which performance obligations are satisfied over time, where customers receive and consume benefits as we perform the services or at a point in time when the services are completed. Other service revenues primarily derive from real estate brokerage, construction management and consulting, automotive repair, aircraft management, aviation training, franchising activities and news distribution.

Leasing revenue is generally recognized ratably over the term of the lease or based on usage, if applicable under the terms of the contract. A substantial portion of our lessor contracts are classified as operating leases.

(p)
Losses and loss adjustment expenses

We record liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts for loss events that have occurred on or before the balance sheet date. Such liabilities represent the undiscounted estimated ultimate payment amounts.

We base liability estimates on (1) loss reports from policyholders and cedents, (2) individual case estimates and (3) estimates of incurred but not reported losses. Losses and loss adjustment expenses in the Consolidated Statements of Earnings include paid claims, claim settlement costs and changes in estimated claim liabilities. Losses and loss adjustment expenses in the Consolidated Statements of Earnings are stated net of amounts recovered and estimates of amounts recoverable ceded under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

(q)
Retroactive reinsurance contracts

We record liabilities for unpaid losses and loss adjustment expenses under short-duration retroactive reinsurance contracts consistent with property and casualty contracts described in Note 1(p). With respect to retroactive reinsurance contracts, we also record deferred charge assets at the inception of the contracts, representing the excess, if any, of the estimated ultimate claim liabilities over the premiums earned. We subsequently adjust deferred charge assets as of the balance sheet date based on changes in the estimated timing and amount of ultimate loss payments, with retrospective application to the inception of the contract using the interest method. The resulting changes in deferred charge assets are included as a component of insurance losses and loss adjustment expenses in the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(r)
Insurance policy acquisition costs

Deferred policy acquisition costs are included in other assets and were approximately $4.6 billion at December 31, 2024 and 2023, of which $3.9 billion in each year related to property and casualty insurance contracts. We capitalize the direct incremental costs that relate to the successful sale of insurance contracts, subject to ultimate recoverability. Direct incremental acquisition costs include commissions, premium taxes and certain other costs associated with successful efforts. We expense all other underwriting costs as incurred. For short-duration property and casualty insurance contracts, deferred policy acquisition costs are reflected in expenses over the contract term as the related premiums are earned. For long-duration life contracts, we expense deferred policy acquisition costs at a constant level based on the expected amount of insurance in-force and the expected term of the contract using the assumptions consistent with those used in determining related insurance liabilities.

(s)
Life, annuity and health insurance benefits

Liabilities for life, annuity and health insurance benefits under long-duration insurance contracts represent the present value of expected future cash outflows from future benefit payments and certain non-acquisition costs, less the present value of expected future “net premiums,” which is the portion of gross premiums required to provide for all expected future benefits and variable expenses. Periodic payment and annuity reinsurance contracts are regarded as limited payment contracts. Such liabilities include the present value of expected future payments based on the discount rates used to measure benefit liabilities and deferred profit liabilities, which are based on the excess of gross premiums received over the net premiums established at the inception of the contract.

In estimating future cash flows, we consider the timing and amount of future claims, premiums and expenses, which require estimates of expected mortality, morbidity and lapse rates. Cash flow assumptions are reviewed at least annually, with the effects of assumption changes recorded in earnings. The discount rate assumptions used to measure benefit liabilities are revised each reporting period based on the prevailing upper-medium-grade corporate bond yields (generally single-A rated credit ratings) that reflect the duration and currency attributes of the liabilities. In measuring benefit liabilities, we generally group contracts by contract issue year. The effects of changes in discount rates are recorded in accumulated other comprehensive income.

(t)
Regulated utilities and energy businesses

Certain regulated utility and energy subsidiaries prepare their financial statements in accordance with authoritative guidance for regulated operations, reflecting the economic effects of regulation from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and certain income is accrued as regulatory liabilities.

Regulatory assets and liabilities are subsequently amortized into operating expenses and revenues over various future periods. Regulatory assets and liabilities are continually assessed for probable future inclusion in regulatory rates by considering factors such as applicable regulatory or legislative changes and recent rate orders received by other regulated entities. If future inclusion in regulatory rates ceases to be probable, the amount no longer probable of inclusion in regulatory rates is charged or credited to earnings (or other comprehensive income, if applicable) or returned to customers.

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

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(v)
Income taxes

Berkshire files a consolidated federal income tax return in the U.S. with eligible subsidiaries. In addition, we file income tax returns in U.S. state and local and foreign jurisdictions. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions.

Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred income tax assets when realization is deemed to be unlikely.

Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

(w)
Accounting pronouncements adopted in 2024

We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2023-02, “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). ASU 2023-02 permits reporting entities to elect to account for tax equity investments from which the income tax credits are received using the proportional amortization method at the program level if certain conditions are met. We elected to apply the proportional accounting method to eligible affordable housing tax credit investments using the modified retrospective method. We recorded a charge to retained earnings of $127 million, representing the cumulative effect of applying the proportional method to these investments as of January 1, 2024.

We adopted FASB Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) beginning December 31, 2024. ASU 2023-07 requires disclosures of significant expenses by segment and interim disclosure of items that were previously required only on an annual basis. We adopted ASU 2023-07 retrospectively with such disclosures included in Note 26 to the accompanying Consolidated Financial Statements.

(x)
Accounting pronouncements to be adopted subsequent to December 31, 2024

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional income tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires detailed disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2027, with early adoption permitted.

On March 6, 2024, the U.S. Securities Exchange Commission (“SEC”) issued Release No. 33-11275 and No. 34-99678 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (“Climate Disclosure Rules”). Among its provisions, the Climate Disclosure Rules will require certain disclosures related to severe weather events and other natural conditions, and other disclosures about climate-related risks that materially impacted or are reasonably likely to materially impact the business strategy, results of operations or financial condition of the registrant. The Climate Disclosure Rules were to become effective for large-accelerated SEC filers in annual reports for years beginning on or after January 1, 2025. However, on April 4, 2024, the SEC stayed implementation of the Climate Disclosure Rules, which remains in place pending the completion of an ongoing judicial review.

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(y)
Reclassifications of certain balances in 2023

A summary of reclassifications to the amounts previously reported in our Consolidated Balance Sheet and Statement of Earnings as of and for the year ended December 31, 2023 associated with Pilot’s balance sheet, revenue and expense accounts are summarized below. We also reclassified the December 31, 2023 amounts in the applicable Notes to the Consolidated Financial Statements. The reclassifications to the Consolidated Statement of Cash Flows for the year ended December 31, 2023 were immaterial. These reclassifications conform presentations of balances in 2023 for comparability to current year presentations. Amounts are in millions.

	December 31, 2023
	As previously reported	Reclassification	As reclassified
Assets:
Insurance and Other:
Cash and cash equivalents	$33,672	$596	$34,268
Other receivables	44,174	2,087	46,261
Inventories	24,159	1,697	25,856
Property, plant and equipment	22,030	8,169	30,199
Goodwill	50,868	6,605	57,473
Other intangible assets	29,327	6,557	35,884
Other	19,568	2,298	21,866
Railroad, Utilities and Energy:
Cash and cash equivalents	4,350	(596)	3,754
Receivables	7,086	(2,087)	4,999
Property, plant and equipment	177,616	(8,169)	169,447
Goodwill	33,758	(6,605)	27,153
Other	30,397	(10,552)	19,845
Liabilities:
Insurance and Other:
Accounts payable, accruals and other liabilities	32,402	4,157	36,559
Notes payable and other borrowings	42,692	5,776	48,468
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	22,461	(4,157)	18,304
Notes payable and other borrowings	85,579	(5,776)	79,803

	Year ended December 31, 2023
	As previously reported	Reclassification	As reclassified
Revenues:
Insurance and Other:
Sales and service revenues	$155,687	$51,461	$207,148
Interest, dividend and other investment income	15,561	203	15,764
Railroad, Utilities and Energy:
Utility and energy operating revenues	72,693	(51,461)	21,232
Service revenues and other income	4,931	(203)	4,728
Costs and expenses:
Insurance and Other:
Cost of sales and services	122,569	46,712	169,281
Selling, general and administrative expenses	22,605	2,853	25,458
Interest expense	1,258	413	1,671
Railroad, Utilities and Energy:
Utilities and energy cost of sales and other expenses	67,964	(49,565)	18,399
Interest expense	3,745	(413)	3,332

Notes to Consolidated Financial Statements

(2)
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

Pilot operates travel centers and fuel-only retail locations across the U.S. and in five Canadian provinces, primarily under the names Pilot or Flying J, as well as large wholesale fuel and fuel marketing businesses in the U.S. Pilot also sells diesel fuel at other locations in the U.S. and Canada through various arrangements with third party travel centers and operates a water disposal business in the oil fields sector.

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

On October 19, 2022, Berkshire acquired all of the outstanding common stock of Alleghany Corporation (“Alleghany”) for $11.5 billion, which operates property and casualty insurance and reinsurance businesses. Acquired assets were $35.6 billion, including cash and investments of $19.7 billion and goodwill of $3.9 billion, which is not expected to be deductible for income tax purposes. Liabilities were $24.1 billion, including unpaid losses and loss adjustment expenses of $15.1 billion.

Certain unaudited pro forma revenue and consolidated earnings (loss) data for the year ended December 31, 2022 as if the Alleghany and Pilot acquisitions were completed on the same terms at the beginning of 2022 follows (in millions, except per share amounts).

2022
Revenues	$383,115
Net earnings (loss) attributable to Berkshire shareholders	(23,947)
Net earnings (loss) per equivalent Class A common share	(16,303)

On September 30, 2024, Berkshire Hathaway Energy Company (“BHE”) repurchased 5.85% of its outstanding common stock held by certain noncontrolling BHE shareholders for $2.9 billion. We recorded the difference between the value of the consideration paid for the noncontrolling interests acquired and the carrying value in capital in excess of par value.

Additionally, in September and October 2024, Berkshire acquired the remaining 2.12% of BHE’s outstanding common stock held by noncontrolling shareholders in exchange for 2,291,631 shares of Berkshire Class B common stock valued at $1.045 billion. After these transactions, BHE became a wholly-owned subsidiary of Berkshire.

Notes to Consolidated Financial Statements

(2)
Significant business acquisitions and other transactions

On September 1, 2023, a BHE subsidiary acquired an additional 50% limited partner interest in Cove Point LNG, LP (“Cove Point”) for $3.3 billion, which increased our economic interest from 25% to 75%. Prior to the transaction, we also held 100% of the general partner interest and we consolidated Cove Point for financial reporting purposes. Accordingly, the interest acquired was an acquisition of a noncontrolling interest. We recorded a charge of $667 million in 2023 to our capital in excess of par for the excess of the consideration paid over the carrying value of the noncontrolling interest acquired and deferred income tax assets arising from the transaction.

(3)
Investments in fixed maturity securities

Investments in fixed maturity securities are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,447	$16	$(4)	$4,459
Foreign governments	9,443	16	(97)	9,362
Corporate and other	1,324	225	(6)	1,543
	$15,214	$257	$(107)	$15,364
December 31, 2023
U.S. Treasury, U.S. government corporations and agencies	$10,308	$14	$(53)	$10,269
Foreign governments	11,788	58	(41)	11,805
Corporate and other	1,429	262	(7)	1,684
	$23,525	$334	$(101)	$23,758

As of December 31, 2024, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at December 31, 2024 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$10,228	$4,202	$532	$123	$129	$15,214
Fair value	10,107	4,267	718	133	139	15,364

(4)
Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2024
Banks, insurance and finance	$15,707	$75,936	$91,643
Consumer products	12,658	92,091	104,749
Commercial, industrial and other	47,141	28,055	75,196
	$75,506	$196,082	$271,588
December 31, 2023
Banks, insurance and finance	$27,136	$51,176	$78,312
Consumer products	34,248	166,895	201,143
Commercial, industrial and other	48,032	26,355	74,387
	$109,416	$244,426	$353,842

Notes to Consolidated Financial Statements

(4)
Investments in equity securities

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at December 31, 2024 and 2023 represented 71% and 79%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at each date were American Express Company, Apple Inc., Bank of America Corporation, The Coca-Cola Company and Chevron Corporation.

Since 2019, we have also owned non-voting Cumulative Perpetual Preferred Stock of Occidental Petroleum Corporation (“Occidental”) and Occidental common stock warrants. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP and are not eligible for the equity method. We account for our investment in Occidental common stock under the equity method. See Note 5.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of December 31, 2024, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. During 2023, Occidental issued mandatory redemption notifications for approximately $1.5 billion of the aggregate liquidation value due to excess distributions by Occidental to its common stockholders, as defined under the terms of the Occidental preferred stock certificate of designations.

The Occidental common stock warrants allow us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of December 31, 2024, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 21.6% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock and we continue to record our investment at fair value.

(5)
Equity method investments

Berkshire and its subsidiaries hold investments in certain businesses that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. We began acquiring common stock of Occidental in 2022 and our aggregate voting interest in Occidental common stock exceeded 20% on August 4, 2022. We adopted the equity method as of that date. As of December 31, 2024, we owned 27.2% of the Kraft Heinz outstanding common stock and 28.2% of the outstanding Occidental common stock which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants.

Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an international energy company, whose activities include oil and natural gas exploration, development and production, and chemicals manufacturing businesses.

We also own a 50% interest in Berkadia Commercial Mortgage LLC (“Berkadia”), which is included in other in the following table. Jefferies Financial Group Inc. (“Jefferies”) owns the other 50% interest. Berkadia engages in mortgage banking, investment sales and servicing commercial/multi-family real estate loans. Berkadia’s commercial paper borrowing capacity (limited to $1.5 billion) is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

The fair values and carrying values of these investments are included in the following table (in millions).

	Carrying Value		Fair Value
	December 31,		December 31,
	2024	2023	2024	2023
Kraft Heinz	$13,395	$13,230	$9,994	$12,035
Occidental	17,287	15,410	13,053	14,552
Other	452	426
	$31,134	$29,066

Notes to Consolidated Financial Statements

(5)
Equity method investments

Kraft Heinz and Occidental common stocks are publicly traded. As of December 31, 2024, the excess of our carrying value over the fair value of each of these investments based on their respective market prices was approximately 25% of the carrying value. We evaluated these investments for other-than-temporary impairment as of December 31, 2024. For each investment, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, the operating results of the company, as well as other factors. Based on the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings was not required.

As of December 31, 2024, the carrying values of our investments in Kraft Heinz and Berkadia approximated our share of shareowners’ equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its shareholders’ equity as of September 30, 2024 by approximately $9.9 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

As described in Note 2, we ceased accounting for Pilot under the equity method as of February 1, 2023. Equity method earnings attributable to Pilot were $105 million for the month ending January 31, 2023 and are reported in other in the following table. Occidental’s financial information is not available in time for concurrent reporting in our Consolidated Financial Statements. Therefore, we report the equity method effects for Occidental on a one-quarter lag. Our earnings and distributions received from equity method investments are summarized in the following table (in millions).

	Equity in Earnings			Distributions Received
	Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022
Kraft Heinz	$745	$758	$628	$521	$521	$521
Occidental	1,005	1,077	323	207	142	24
Other	91	138	912	65	58	284
	$1,841	$1,973	$1,863	$793	$721	$829

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	December 28, 2024	December 30, 2023
Assets	$88,287	$90,339
Liabilities	38,962	40,617

	Year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Sales	$25,846	$26,640	$26,485
Net earnings attributable to common shareholders	2,744	2,855	2,363

Summarized consolidated financial information of Occidental follows (in millions).

	September 30, 2024	September 30, 2023
Assets	$85,803	$71,287
Liabilities	50,869	42,515

	Twelve months ending September 30,
	2024	2023
Total revenues and other income	$27,572	$29,715
Net earnings attributable to common shareholders	3,703	4,471

Notes to Consolidated Financial Statements

(6)
Investment gains (losses)

Investment gains (losses) for each of the three years ending December 31, 2024 are summarized as follows (in millions).

	2024	2023	2022
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the year on securities held at the end of the year	$49,297	$69,144	$(63,120)
Investment gains (losses) during the year on securities sold	3,523	2,698	(3,927)
	52,820	71,842	(67,047)
Fixed maturity securities:
Gross realized gains	28	139	134
Gross realized losses	(71)	(86)	(684)
Other	22	2,960	(302)
	$52,799	$74,855	$(67,899)

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the year on equity securities we still own, as well as gains and losses on securities we sold during the year. As shown in the Consolidated Statements of Cash Flows, our proceeds from sales of equity securities were approximately $143.4 billion in 2024, $40.6 billion in 2023 and $33.7 billion in 2022. In the preceding table, investment gains and losses on equity securities sold during the year represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable year or, if later, the purchase date. Our taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $101.1 billion in 2024, $5.0 billion in 2023 and $769.0 million in 2022. Other investment gains included approximately $3.0 billion in 2023 from the remeasurement of our pre-existing 38.6% interest in Pilot through the application of acquisition accounting under GAAP.

(7)
Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	December 31,
	2024	2023
Loans and finance receivables, before allowances and discounts	$29,700	$26,289
Allowances for credit losses	(1,134)	(950)
Unamortized acquisition discounts and points	(768)	(658)
	$27,798	$24,681

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables for each of the three years ending December 31, 2024 follow (in millions).

	2024	2023	2022
Balance at the beginning of the year	$950	$856	$765
Provision for credit losses	298	169	124
Charge-offs, net of recoveries	(114)	(75)	(33)
Balance at December 31	$1,134	$950	$856

Notes to Consolidated Financial Statements

(7)
Loans and finance receivables

At December 31, 2024, substantially all manufactured and site-built home loan balances were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans, before discounts and credit loss allowances, by year of loan origination as of December 31, 2024 follows (in millions).

	Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Performing	$6,578	$4,969	$3,651	$3,052	$2,358	$8,172	$28,780
Non-performing	13	22	16	11	10	45	117
	$6,591	$4,991	$3,667	$3,063	$2,368	$8,217	$28,897

(8)
Other receivables

Other receivables are comprised of the following (in millions).

	December 31,
	2024	2023
Insurance and other:
Insurance premiums receivable	$18,548	$19,052
Reinsurance recoverables	5,177	7,060
Trade receivables	15,638	16,450
Other	5,199	4,383
Allowances for credit losses	(675)	(684)
	$43,887	$46,261
Railroad, utilities and energy:
Trade receivables	$3,764	$4,034
Other	862	1,114
Allowances for credit losses	(123)	(149)
	$4,503	$4,999

Aggregate provisions for credit losses with respect to receivables in the preceding table were $469 million in 2024, $513 million in 2023 and $409 million in 2022. Charge-offs, net of recoveries, were $498 million in 2024, $474 million in 2023 and $432 million in 2022.

(9)
Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	December 31,
	2024	2023
Raw materials	$5,421	$6,026
Work in process and other	3,150	3,345
Finished manufactured goods	4,898	4,969
Goods acquired for resale	10,539	11,516
	$24,008	$25,856

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.0 billion at December 31, 2024 and $2.5 billion at December 31, 2023.

Notes to Consolidated Financial Statements

(10)
Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	December 31,
	2024	2023
Land, buildings and improvements	$20,735	$19,598
Machinery and equipment	32,475	31,865
Furniture, fixtures and other	5,501	5,850
	58,711	57,313
Accumulated depreciation	(28,640)	(27,114)
	$30,071	$30,199

A summary of property, plant and equipment of our railroad and utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	December 31,
	2024	2023
Railroad:
Land, track structure and other roadway	$74,093	$71,692
Locomotives, freight cars and other equipment	15,766	16,256
Construction in progress	1,813	1,715
	91,672	89,663
Accumulated depreciation	(20,411)	(19,464)
	71,261	70,199
Utilities and energy:
Utility generation, transmission and distribution systems	$103,015	$96,195
Interstate natural gas pipeline assets	20,237	19,226
Independent power plants and other	14,840	14,781
Construction in progress	8,793	9,267
	146,885	139,469
Accumulated depreciation	(43,116)	(40,221)
	103,769	99,248
	$175,030	$169,447

Depreciation expense for each of the three years ending December 31, 2024 is summarized below (in millions).

	2024	2023	2022
Insurance and other	$3,117	$2,898	$2,276
Railroad, utilities and energy	6,514	6,494	6,181
	$9,631	$9,392	$8,457

Notes to Consolidated Financial Statements

(11)
Equipment held for lease

Equipment held for lease includes railcars, aircraft, and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	December 31,
	2024	2023
Railcars	$10,137	$10,031
Aircraft	14,201	12,537
Other	5,686	5,576
	30,024	28,144
Accumulated depreciation	(12,196)	(11,197)
	$17,828	$16,947

Depreciation expense for equipment held for lease was $1,429 million in 2024, $1,266 million in 2023 and $1,209 million in 2022. Operating lease revenues for each of the three years ending December 31, 2024 are summarized below (in millions).

	2024	2023	2022
Fixed lease revenue	$6,456	$5,902	$5,184
Variable lease revenue	2,771	2,514	2,330
	$9,227	$8,416	$7,514

A summary of future operating lease receipts as of December 31, 2024 follows (in millions).

2025	2026	2027	2028	2029	Thereafter	Total
$4,263	$3,455	$2,596	$1,724	$769	$339	$13,146

(12)
Leases

We are party to contracts where we lease property from others under contracts classified as operating leases. We primarily lease buildings, offices, facilities and equipment. Operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable, accruals and other liabilities. Information related to our operating leases follows (dollars in millions).

	Right-of-use assets	Lease liabilities	Weighted average remaining term in years	Weighted average discount rate used to measure liabilities
December 31, 2024	$5,843	$5,996	7.5	4.5%
December 31, 2023	5,277	5,299	7.0	4.2%

A summary of our remaining future operating lease payments reconciled to lease liabilities as of December 31, 2024 and December 31, 2023 follows (in millions).

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total lease payments	Amount representing interest	Lease liabilities
December 31:
2024	$1,491	$1,161	$982	$766	$600	$2,197	$7,197	$(1,201)	$5,996
2023	1,422	1,172	815	666	463	1,680	6,218	(919)	5,299

Components of operating lease expense for each of the three years ending December 31, 2024 are summarized as follows (in millions).

	2024	2023	2022
Operating lease expense	$1,652	$1,535	$1,361
Short-term lease expense	171	219	233
Variable lease expense	225	216	217
	$2,048	$1,970	$1,811

Notes to Consolidated Financial Statements

(13)
Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill during 2024 and 2023 follow (in millions).

	December 31,
	2024	2023
Balance at the beginning of the year*	$84,626	$78,119
Business acquisitions	87	7,347
Other, including acquisition period remeasurements and foreign currency translation	(833)	(840)
Balance at the end of the year*	$83,880	$84,626

* Net of accumulated goodwill impairments of $11.5 billion as of December 31, 2024, $11.1 billion as of December 31, 2023 and $11.0 billion as of December 31, 2022.

Other intangible assets are summarized below (in millions).

	December 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$30,941	$8,840	$22,101	$30,832	$8,048	$22,784
Trademarks and trade names	9,007	1,041	7,966	8,997	899	8,098
Patents and technology	5,375	4,359	1,016	5,238	4,109	1,129
Other	5,551	1,996	3,555	5,764	1,891	3,873
	$50,874	$16,236	$34,638	$50,831	$14,947	$35,884
Railroad, utilities and energy:
Customer relationships and contracts	$1,553	$728	$825	$1,565	$644	$921
Other	437	126	311	450	115	335
	$1,990	$854	$1,136	$2,015	$759	$1,256

Intangible assets of the railroad, utilities and energy businesses are included in other assets in our Consolidated Balance Sheets.

Intangible assets with indefinite lives were $18.9 billion as of December 31, 2024 and December 31, 2023 and primarily related to certain customer relationships and trademarks and trade names. Intangible asset amortization expense was $1.8 billion in 2024 and 2023 and $1.2 billion in 2022. Estimated amortization expense over the next five years follows (in billions): 2025 – $1.7; 2026 – $1.6; 2027 – $1.4; 2028 – $1.4 and 2029 – $1.3.

(14)
Supplemental cash flow information

A summary of supplemental cash flow information follows (in millions).

	2024	2023	2022
Cash paid during the year for:
Income taxes	$28,544	$7,765	$4,236
Interest:
Insurance and other	1,362	1,670	1,150
Railroad, utilities and energy	3,577	3,327	3,195
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	22	10,938	24,186
Operating lease liabilities arising from obtaining right-of-use assets	2,007	1,645	1,118
Class B common stock issued in exchange for noncontrolling interests	1,045	—	—

Notes to Consolidated Financial Statements

(15)
Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $31 billion as ordinary dividends during 2025. Investments in fixed maturity and equity securities and short-term investments on deposit with U.S. state insurance authorities in accordance with state insurance regulations were approximately $5.6 billion at December 31, 2024 and $5.2 billion at December 31, 2023.

Combined shareholders’ equity of U.S.-based insurance subsidiaries determined pursuant to statutory accounting rules (Surplus as Regards Policyholders) was approximately $310 billion at December 31, 2024 and $303 billion at December 31, 2023. Statutory surplus differs from the corresponding amount based on GAAP due to differences in accounting for certain assets and liabilities. For instance, the recognition of deferred charges on retroactive reinsurance, life, annuity and health insurance benefits liabilities, deferred policy acquisition costs, unrealized gains on certain investments and deferred income taxes under GAAP differs from recognition under U.S. statutory reporting. In addition, the carrying values of certain assets, such as goodwill and non-insurance entities owned by our insurance subsidiaries, are not fully recognized for statutory reporting purposes.

(16)
Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 17), for each of the three years ended December 31, 2024 follow (in millions). Net liabilities of acquired businesses in 2022 related to the acquisition of Alleghany’s insurance companies in October 2022.

	2024	2023	2022
Balance at the beginning of the year:
Gross liabilities	$111,082	$107,472	$86,664
Reinsurance recoverable on unpaid losses	(4,893)	(5,025)	(2,960)
Net liabilities	106,189	102,447	83,704
Losses and loss adjustment expenses incurred:
Current accident year	57,563	59,244	59,463
Prior accident years	(2,322)	(3,541)	(2,672)
Total	55,241	55,703	56,791
Losses and loss adjustment expenses paid:
Current accident year	(24,139)	(25,184)	(27,236)
Prior accident years	(26,436)	(27,065)	(23,083)
Total	(50,575)	(52,249)	(50,319)
Foreign currency effect	(297)	288	(508)
Net liabilities of acquired businesses	—	—	12,779
Balance at December 31:
Net liabilities	110,558	106,189	102,447
Reinsurance recoverable on unpaid losses	4,593	4,893	5,025
Gross liabilities	$115,151	$111,082	$107,472

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and loss adjustment expenses incurred shown in the preceding table related to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and loss adjustment expenses incurred and paid are net of reinsurance recoveries. Current accident year incurred losses included losses from significant catastrophe events (losses exceeding $150 million per event) of approximately $1.5 billion in 2024, $925 million in 2023 and $3.1 billion in 2022. Current accident year incurred losses for private passenger auto insurance declined in 2024 compared to 2023, reflecting lower claims frequencies and higher average claims severities. Current accident year incurred losses in 2023 also reflected a decline in private passenger auto insurance losses and the impact of the Alleghany acquisition compared to 2022.

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

We recorded net reductions of estimated ultimate liabilities for prior accident years of $2.3 billion in 2024, $3.5 billion in 2023 and $2.7 billion in 2022, which produced corresponding reductions in losses and loss adjustment expenses incurred in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 2.2% in 2024, 3.5% in 2023 and 3.2% in 2022.

Estimated ultimate liabilities for prior accident years of our primary insurance businesses declined $602 million in 2024, $2.1 billion in 2023 and $1.1 billion in 2022. The decline in estimated liabilities in 2024 reflected lower-than-expected private passenger auto, medical professional liability and property losses, partially offset by increased casualty losses. The estimated liability reductions in 2023 and 2022 were primarily from private passenger auto, medical professional liability and property coverages. Estimated ultimate liabilities for prior accident years of our reinsurance businesses were reduced $1.7 billion in 2024, $1.4 billion in 2023 and $1.6 billion in 2022. The reductions in 2024 and 2023 were primarily attributable to lower-than-expected property losses, while the reductions in 2022 were attributable to both property and casualty losses.

Estimated net claim liabilities for environmental and asbestos exposures, excluding liabilities under retroactive reinsurance contracts, were approximately $1.9 billion at December 31, 2024 and $2.0 billion at December 31, 2023. These liabilities are subject to change due to changes in the legal and regulatory environment, among other factors. We are unable to reliably estimate additional losses or a range of losses that are reasonably possible to arise from these factors.

Disaggregated information concerning our claim liabilities is provided below and in the pages that follow for GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). In this discussion, “claim-tail” refers to the period between the claim occurrence date and claim settlement or payment date. A reconciliation of the disaggregated net unpaid losses and allocated loss adjustment expenses (the latter referred to as “ALAE”) to our consolidated claim liabilities as of December 31, 2024 follows (in millions).

	GEICO		BH Primary		BHRG
	Physical Damage	Auto Liability	Medical Professional Liability	Workers’ Compensation/ Other Casualty	Property	Casualty	Total
Unpaid losses and ALAE, net	$885	$20,818	$9,432	$24,335	$15,851	$33,350	$104,671
Reinsurance recoverable	3	884	29	1,473	634	1,369	4,392
Unallocated loss adjustment expenses							2,414
Other losses and loss adjustment expenses							3,674
Unpaid losses and loss adjustment expenses							$115,151

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

Average liabilities are based on expected severities for newly reported physical damage and liability claims prior to establishing individual case reserves when insufficient time or information is available for specific claim estimates and for large volumes of minor physical damage claims that are quickly settled. Case loss estimates for liability claims, including estimates for loss adjustment expenses, are based on the facts and merits of the claim.

Claim estimates for liability coverages normally reflect greater uncertainty than for physical damage coverages, primarily due to the longer claim-tails, the greater chance of litigation and the time needed to evaluate facts at the time the case estimate is first established. Consequently, additional case development liabilities are established, which are usually percentages of the case liabilities. For unreported claims, IBNR claim liabilities are estimated by projecting the ultimate number of claims expected (reported and unreported) for each significant coverage based on historical data, from which reported claims are deducted to produce the estimated number of unreported claims. The product of the average cost per unreported claim and the number of unreported claims produces the IBNR liability estimate. We may record supplemental IBNR liabilities in certain situations when actuarial techniques are difficult to apply.

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

GEICO’s net auto physical damage and liability losses and ALAE incurred and paid are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2024 and are net of estimated salvage and subrogation recoveries. Claim counts are established when accidents that could result in a liability are reported and are based on policy coverage. Each claim event may generate claims under multiple coverages and may result in multiple counts. The “Cumulative Number of Reported Claims” includes the combined number of reported claims for all auto policy coverages. Dollars are in millions.

Physical Damage

	Losses and ALAE Incurred through December 31,			Cumulative Number of
Accident Year	2023*	2024	IBNR and Case Development Liabilities	Reported Claims (in thousands)
2023	$12,273	$11,900	$111	7,430
2024		11,095	(454)	6,380
	Losses and ALAE incurred	$22,995

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2023*	2024
2023	$11,567	$11,771
2024		10,495
	Losses and ALAE paid	22,266
	Net unpaid losses and ALAE for 2023 – 2024 accident years	729
	Net unpaid losses and ALAE for accident years before 2023	156
	Net unpaid losses and ALAE	$885

Auto Liability

	Losses and ALAE Incurred through December 31,						Cumulative Number of
Accident Year	2020*	2021*	2022*	2023*	2024	IBNR and Case Development Liabilities	Reported Claims (in thousands)
2020	$14,637	$14,024	$13,697	$13,593	$13,462	$382	2,127
2021		17,481	17,457	17,229	17,033	907	2,457
2022			19,645	18,903	18,818	2,065	2,387
2023				17,948	18,073	3,864	1,956
2024					17,081	4,730	1,694
	Losses and ALAE incurred				$84,467

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2020*	2021*	2022*	2023*	2024
2020	$5,395	$9,839	$11,794	$12,608	$12,946
2021		6,450	12,681	14,863	15,796
2022			7,614	13,838	16,031
2023				7,191	12,682
2024					7,084
	Losses and ALAE paid				64,539
	Net unpaid losses and ALAE for 2020 – 2024 accident years				19,928
	Net unpaid losses and ALAE for accident years before 2020				890
	Net unpaid losses and ALAE				$20,818

* Unaudited required supplemental information

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

BH Primary

BH Primary’s liabilities for unpaid losses and loss adjustment expenses primarily derive from medical professional liability and workers’ compensation and other casualty insurance, which includes commercial auto and general liability insurance. Net losses and ALAE incurred and paid are summarized by accident year in the following tables, disaggregated by medical professional liability and workers’ compensation and other casualty coverages. IBNR and case development liabilities are as of December 31, 2024. The cumulative number of reported claims reflects the number of individual claimants and includes claims that ultimately resulted in no liability or payment. Dollars are in millions.

Medical Professional Liability

Estimates of the ultimate expected losses and loss adjustment expenses incurred for medical professional claim liabilities are based on a variety of commonly accepted actuarial methodologies, such as the paid and incurred development method and Bornhuetter-Ferguson based methods, as well as other techniques that consider insured loss exposures and historical and expected loss trends, among other factors. These methodologies produce loss estimates from which we determine our best estimate. In addition, we study developments in older accident years and adjust initial loss estimates to reflect recent developments based upon claim age, coverage and litigation experience.

	Losses and ALAE Incurred through December 31,											Cumulative Number of
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR and Case Development Liabilities	Reported Claims (in thousands)
2015	$1,374	$1,342	$1,269	$1,290	$1,218	$1,157	$1,093	$1,033	$1,016	$1,010	$37	12
2016		1,392	1,416	1,414	1,394	1,341	1,288	1,216	1,188	1,172	78	15
2017			1,466	1,499	1,495	1,474	1,382	1,349	1,315	1,310	89	21
2018				1,602	1,650	1,659	1,580	1,616	1,606	1,583	140	24
2019					1,670	1,691	1,663	1,614	1,534	1,579	180	22
2020						1,704	1,751	1,698	1,631	1,606	369	33
2021							1,852	1,855	1,787	1,714	718	27
2022								1,927	1,912	1,846	981	25
2023									1,964	1,918	1,428	27
2024										2,004	1,793	22
	Losses and ALAE incurred									$15,742

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$23	$108	$218	$382	$543	$663	$719	$799	$843	$879
2016		22	115	274	461	620	712	822	908	957
2017			27	128	300	457	582	739	877	977
2018				35	166	367	543	728	949	1,080
2019					39	160	314	536	757	963
2020						34	148	321	531	767
2021							36	136	333	548
2022								38	182	441
2023									28	156
2024										34
	Losses and ALAE paid									6,802
	Net unpaid losses and ALAE for 2015 – 2024 accident years									8,940
	Net unpaid losses and ALAE for accident years before 2015									492
	Net unpaid losses and ALAE									$9,432

* Unaudited required supplemental information

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

Workers’ Compensation and Other Casualty

We evaluate ultimate loss and loss adjustment expense estimates for workers’ compensation and other casualty claims using a combination of commonly accepted actuarial methodologies such as the Bornhuetter-Ferguson and chain-ladder approaches using paid and incurred loss data. Paid and incurred loss data is segregated and analyzed by state due to the different state regulatory frameworks that may impact the duration and amount of loss payments. We also separately study the various components of liabilities, such as employee lost wages, medical expenses and the costs of claims investigations and administration. We establish case liabilities for reported claims based upon the facts and circumstances of the claim. The excess of the ultimate projected losses, including the case development estimates over the case-basis liabilities, is included in IBNR liabilities.

	Losses and ALAE Incurred through December 31,											Cumulative Number of
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR and Case Development Liabilities	Reported Claims (in thousands)
2015	$2,580	$2,539	$2,455	$2,426	$2,428	$2,402	$2,408	$2,393	$2,358	$2,367	$178	120
2016		2,931	2,848	2,793	2,772	2,815	2,825	2,864	2,840	2,809	277	125
2017			3,473	3,337	3,299	3,310	3,322	3,320	3,321	3,357	395	143
2018				3,998	3,886	3,967	4,030	4,091	4,177	4,230	570	164
2019					4,584	4,623	4,692	4,763	4,847	4,919	691	185
2020						5,030	4,881	4,775	4,774	4,866	1,167	157
2021							5,899	5,856	5,882	5,983	1,923	318
2022								6,796	6,757	6,866	2,801	316
2023									7,299	7,363	3,887	187
2024										7,962	5,552	169
	Losses and ALAE incurred									$50,722

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$329	$804	$1,187	$1,507	$1,766	$1,873	$1,966	$2,041	$2,070	$2,095
2016		373	908	1,359	1,765	1,998	2,140	2,303	2,377	2,420
2017			480	1,133	1,645	2,050	2,279	2,492	2,673	2,784
2018				583	1,340	1,902	2,324	2,746	3,120	3,396
2019					725	1,598	2,214	2,898	3,430	3,812
2020						736	1,498	2,066	2,598	3,138
2021							869	1,751	2,440	3,168
2022								962	2,012	2,905
2023									1,056	2,152
2024										1,245
	Losses and ALAE paid									27,115
	Net unpaid losses and ALAE for 2015 – 2024 accident years									23,607
	Net unpaid losses and ALAE for accident years before 2015									728
	Net unpaid losses and ALAE									$24,335

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

BHRG’s net losses and ALAE incurred and paid are disaggregated and summarized by accident year based on losses that are expected to have shorter claim-tails (property) and losses expected to have longer claim-tails (casualty). Under certain contracts, the coverage can apply to multiple lines of business written by the ceding company, whether property, casualty or combined, and the ceding company may not report loss data by such lines consistently, if at all. In those instances, we allocated losses to property and casualty coverages based on internal estimates. IBNR and case development liabilities are as of December 31, 2024. Dollars are in millions.

Property

	Losses and ALAE Incurred through December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR and Case Development Liabilities
2015	$3,587	$3,392	$2,827	$3,218	$3,214	$3,236	$3,238	$3,232	$3,255	$3,225	$94
2016		3,905	4,492	4,170	4,134	4,132	4,121	4,099	4,088	4,091	30
2017			6,374	6,071	5,893	5,767	5,689	5,608	5,590	5,577	51
2018				5,456	5,542	5,402	5,260	5,267	5,218	5,238	207
2019					4,951	5,064	4,838	4,537	4,488	4,447	112
2020						6,914	7,188	6,825	6,620	6,450	376
2021							8,063	7,919	7,585	7,289	450
2022								8,852	8,412	7,916	1,102
2023									7,953	7,379	1,632
2024										7,750	4,225
Losses and ALAE Incurred										$59,362

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$669	$1,793	$2,196	$2,414	$2,522	$2,705	$2,791	$2,843	$2,917	$2,966
2016		913	2,203	2,662	3,151	3,419	3,615	3,724	3,802	3,889
2017			1,346	3,494	4,564	4,915	5,150	5,343	5,432	5,456
2018				1,204	3,073	3,709	3,992	4,236	4,444	4,571
2019					1,009	2,826	3,532	3,856	4,018	4,082
2020						1,252	3,569	4,613	5,275	5,546
2021							1,621	4,070	5,377	6,073
2022								1,813	4,322	5,588
2023									1,771	4,107
2024										1,720
Losses and ALAE Paid										43,998
Net unpaid losses and ALAE for 2015 – 2024 accident years										15,364
Net unpaid losses and ALAE for accident years before 2015										487
Net unpaid losses and ALAE										$15,851

* Unaudited required supplemental information

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

Casualty

	Losses and ALAE Incurred through December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR and Case Development Liabilities
2015	$3,409	$3,615	$3,655	$3,568	$3,426	$3,388	$3,351	$3,298	$3,300	$3,276	$311
2016		3,777	3,987	3,891	3,859	3,808	3,765	3,735	3,763	3,793	370
2017			4,028	4,462	4,339	4,232	4,164	4,154	4,211	4,214	432
2018				4,875	5,523	5,476	5,345	5,273	5,359	5,429	647
2019					5,559	6,025	5,885	5,718	5,678	5,751	1,002
2020						6,203	6,215	6,033	6,079	6,053	1,371
2021							6,300	6,270	5,942	5,959	1,838
2022								6,047	6,092	6,045	2,829
2023									6,053	6,144	3,528
2024										6,093	4,660
	Losses and ALAE incurred									$52,757

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$445	$990	$1,425	$1,724	$1,996	$2,190	$2,338	$2,473	$2,582	$2,678
2016		653	1,355	1,795	2,143	2,414	2,607	2,782	2,957	3,095
2017			605	1,306	1,823	2,472	2,720	2,938	3,164	3,350
2018				693	1,737	2,786	3,252	3,631	3,948	4,224
2019					839	1,865	2,414	3,181	3,727	4,094
2020						866	1,900	2,709	3,373	3,967
2021							765	1,781	2,654	3,225
2022								620	1,333	1,963
2023									689	1,575
2024										678
	Losses and ALAE paid									28,849
	Net unpaid losses and ALAE for 2015 – 2024 accident years									23,908
	Net unpaid losses and ALAE for accident years before 2015									9,442
	Net unpaid losses and ALAE									$33,350

* Unaudited required supplemental information

Required supplemental unaudited average historical claims duration information based on the net losses and ALAE incurred and paid accident year data in the preceding tables follows. The percentages show the average portions of net losses and ALAE paid by each succeeding year, with year 1 representing the current accident year.

Average Annual Percentage Payout of Losses Incurred by Age, Net of Reinsurance
In Year	1	2	3	4	5	6	7	8	9	10
GEICO Physical Damage	97%	3%
GEICO Auto Liability	41%	31%	13%	7%	4%
BH Primary Medical Professional Liability	2%	8%	12%	14%	13%	12%	8%	8%	4%	4%
BH Primary Workers’ Compensation and Other Casualty	14%	17%	14%	12%	10%	7%	5%	3%	1%	1%
BHRG Property	22%	35%	15%	8%	4%	4%	2%	1%	2%	2%
BHRG Casualty	13%	17%	13%	11%	8%	6%	5%	4%	4%	3%

Notes to Consolidated Financial Statements

(17)
Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Exposures may include significant asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and thus, our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses for each of the three years ended December 31, 2024 follow (in millions).

	2024	2023	2022
Balance at the beginning of the year	$34,647	$35,415	$37,855
Losses and loss adjustment expenses incurred	247	1,109	86
Losses and loss adjustment expenses paid	(2,399)	(1,934)	(2,358)
Foreign currency effect	(52)	57	(168)
Balance at December 31	$32,443	$34,647	$35,415
Losses and loss adjustment expenses incurred above	$247	$1,109	$86
Deferred charge adjustments	698	375	769
Losses and loss adjustment expenses incurred, including deferred charge adjustments	$945	$1,484	$855

We classify incurred and paid losses and loss adjustment expenses based on the inception dates of the contracts, which reflect when our exposure to losses began. We believe that analysis of losses incurred and paid by the accident year of the underlying event is irrelevant given that our exposure to losses incepted when the contract incepted. We also believe that the classification of reported claims and case development liabilities has little or no practical analytical value. Substantially all of the losses and loss adjustment expenses incurred and paid related to contracts written in prior years.

Losses and loss adjustment expenses incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. In 2023, we increased estimated ultimate liabilities under certain contracts by $1.1 billion, primarily attributable to revised estimates for asbestos, environmental and other casualty claims. Including the adjustments to related deferred charge assets, the increase in ultimate liabilities produced a net expense of approximately $650 million in 2023. Deferred charge assets on retroactive reinsurance contracts were $8.8 billion at December 31, 2024 and $9.5 billion at December 31, 2023.

In establishing retroactive reinsurance claim liabilities, we analyze historical aggregate loss payment patterns and project losses under various probability-weighted scenarios. We expect the claim-tails for many contracts to be very long, with some lasting several decades. We monitor claim payment activity and review ceding company reports and other information concerning the underlying losses. We revise the expected timing and amounts of ultimate losses periodically or when significant events occur.

We monitor evolving case law and its effect on asbestos, environmental and other mass tort claims. Changing laws or government regulations, as well as newly identified toxins and injury events, newly reported claims, new theories of liability, new contract interpretations and other factors could result in increases in these liabilities, which could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible. Our estimates of ultimate liabilities for asbestos and environmental exposures under our contracts were approximately $11.9 billion at December 31, 2024 and $12.2 billion at December 31, 2023.

Notes to Consolidated Financial Statements

(18)
Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our two principal product categories, periodic payment annuity (“annuities”) and life and health insurance, follows (in millions). Other liabilities include IBNR claims and claims in the course of settlement.

	December 31,
	2024	2023
Annuities	$10,276	$11,212
Life and health	4,490	5,749
Other liabilities	2,850	3,252
	$17,616	$20,213

Reconciliations of the liabilities for each of our principal product categories for each of the two years ended December 31, 2024 follow. This information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses. Amounts are in millions.

	Annuities		Life and health
	2024	2023	2024	2023
Expected future policy benefits:
Balance at the beginning of the year	$11,212	$10,640	$52,665	$52,008
Balance at the beginning of the year - original discount rates	11,681	11,549	65,871	63,584
Effect of cash flow assumption changes	—	—	(348)	(829)
Effect of actual from expected experience	3	5	(12,711)	(352)
Change in benefits, net	(478)	(470)	1,991	1,616
Interest accrual	550	537	1,234	1,787
Foreign currency effect	1	60	(867)	65
Balance at December 31 - original discount rates	11,757	11,681	55,170	65,871
Effect of changes in discount rate assumptions	(1,481)	(469)	(11,386)	(13,206)
Balance at December 31	$10,276	$11,212	$43,784	$52,665

Expected future net premiums:
Balance at the beginning of the year			$46,916	$46,129
Balance at the beginning of the year - original discount rates			58,731	56,535
Effect of cash flow assumption changes			(416)	(880)
Effect of actual from expected experience			(11,104)	(181)
Change in premiums, net			1,984	1,645
Interest accrual			1,099	1,566
Foreign currency effect			(794)	46
Balance at December 31 - original discount rates			49,500	58,731
Effect of changes in discount rate assumptions			(10,206)	(11,815)
Balance at December 31			$39,294	$46,916

Liability for future policy benefits:
Balance at December 31	$10,276	$11,212	$4,490	$5,749
Reinsurance recoverables	—	—	(46)	(1,571)
Balance at December 31, net of reinsurance recoverables	$10,276	$11,212	$4,444	$4,178

Liabilities for future policy benefits and reinsurance recoverables declined in 2024 primarily attributable to the commutations of certain life reinsurance contracts. The impacts of these contract commutations on expected future policy benefits and future net premiums were included in the effects of actual versus expected experience.

Notes to Consolidated Financial Statements

(18)
Long-duration insurance contracts

Other information relating to our long-duration insurance liabilities as of December 31, 2024 and 2023 follows (dollars in millions).

	Annuities		Life and health
	2024	2023	2024	2023
Undiscounted expected future gross premiums	$—	$—	$100,413	$117,078
Discounted expected future gross premiums	—	—	58,881	66,692
Undiscounted expected future benefits	30,592	31,066	91,493	111,630
Weighted average discount rate	5.8%	5.1%	4.9%	5.1%
Weighted average accretion rate	4.8%	4.8%	2.7%	3.3%
Weighted average duration	16 years	18 years	13 years	13 years

Gross premiums earned and interest expense before reinsurance ceded for each of the two years ended December 31, 2024 follows (in millions).

	Gross Premiums		Interest Expense
	2024	2023	2024	2023
Annuities	$—	$—	$550	$537
Life and health	3,830	3,627	135	221

(19)
Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of December 31, 2024.

	Weighted Average	December 31,
	Interest Rate	2024	2023
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2025-2047	3.5%	$3,749	$3,740
Euro denominated due 2025-2041	1.1%	4,733	6,145
Japanese Yen denominated due 2025-2060	1.0%	12,609	8,896
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,469	14,463
Great Britain Pound denominated due 2039-2059	2.5%	2,156	2,191
Euro denominated due 2030-2034	1.8%	1,290	1,374
Pilot Travel Centers (“Pilot”)	—	—	5,776
Other subsidiary borrowings due 2025-2051	4.5%	4,564	4,696
Short-term subsidiary borrowings	6.3%	1,315	1,187
		$44,885	$48,468

Berkshire parent company borrowings consist of senior unsecured debt. In 2024, Berkshire repaid approximately $1.9 billion of maturing senior notes. At various dates in 2024, Berkshire borrowed approximately ¥837.4 billion (approximately $5.5 billion) under senior note issuances and term loan agreements. The borrowings have interest rates ranging from 0.974% to 2.625% and maturity dates ranging from 2027 to 2054.

Notes to Consolidated Financial Statements

(19)
Notes payable and other borrowings

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at December 31, 2024. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee of the full and prompt payment when due of all payment obligations.

Pilot’s borrowings at December 31, 2023 were primarily secured syndicated loans. In 2024, Pilot borrowed $5.7 billion from certain Berkshire insurance subsidiaries, which Pilot used to repay its then outstanding third-party borrowings.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€5.85 billion, £1.75 billion and ¥1,988 billion par at December 31, 2024) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on our borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $1.5 billion in 2024, $217 million in 2023 and $1.7 billion in 2022.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of December 31, 2024.

	Weighted Average	December 31,
	Interest Rate	2024	2023
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2025-2053	4.4%	$13,107	$13,101
Subsidiary and other debt due 2025-2064	4.6%	42,150	39,072
Short-term borrowings	5.0%	1,123	4,148
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2025-2097	4.7%	23,497	23,482
		$79,877	$79,803

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In 2024, BHE subsidiaries issued $6.4 billion of term debt with a weighted average interest rate of 5.4% and maturity dates ranging from 2029 to 2055 and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $5.9 billion. In 2025, BHE subsidiaries issued term debt of $1.5 billion, with maturities ranging from 2035 to 2055 and a weighted average interest rate of 6.0%.

BNSF’s borrowings are primarily senior unsecured debentures. In 2024, BNSF issued $1.3 billion of 5.5% debentures due in 2055 and repaid $1.3 billion of debentures. As of December 31, 2024, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $11.4 billion at December 31, 2024, of which approximately $10.1 billion related to BHE and its subsidiaries.

Debt principal repayments expected during each of the next five years are as follows (in millions). Amounts in 2025 include short-term borrowings.

	2025	2026	2027	2028	2029
Insurance and other	$4,334	$4,313	$4,788	$2,214	$2,595
Railroad, utilities and energy	5,032	1,435	1,632	1,749	3,731
	$9,366	$5,748	$6,420	$3,963	$6,326

Notes to Consolidated Financial Statements

(20)
Income taxes

Our liabilities for income taxes are as follows (in millions).

	December 31,
	2024	2023
Currently payable	$1,806	$185
Deferred	83,563	92,344
Other	501	480
	$85,870	$93,009

Our deferred income tax assets and liabilities summarized by type of temporary difference are as follows (in millions).

	December 31,
	2024	2023
Deferred income tax liabilities:
Investments, including unrealized appreciation	$47,158	$56,766
Deferred charges retroactive reinsurance	1,847	1,994
Property, plant and equipment and equipment held for lease	33,590	32,991
Goodwill and other intangible assets	7,498	7,546
Other	5,043	4,452
	95,136	103,749
Deferred income tax assets:
Unpaid losses and loss adjustment expenses	$1,226	$1,255
Unearned premiums	1,284	1,285
Accrued liabilities	2,713	2,626
Regulatory liabilities	1,364	1,248
Deferred revenue	2,539	2,282
Other	2,447	2,709
	11,573	11,405
Net deferred income tax liability	$83,563	$92,344

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

Income tax expense (benefit) for each of the three years ending December 31, 2024 is summarized as follows (in millions).

	2024	2023	2022
U.S. federal	$18,481	$20,764	$(10,316)
U.S. state	767	763	762
Foreign	1,567	1,492	1,052
	$20,815	$23,019	$(8,502)

Current	$30,464	$7,642	$4,815
Deferred	(9,649)	15,377	(13,317)
	$20,815	$23,019	$(8,502)

Notes to Consolidated Financial Statements

(20)
Income taxes

Income tax expense (benefit) is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2024 in the table below (dollars in millions).

	2024	2023	2022
Earnings (loss) before income taxes	$110,376	$120,166	$(30,500)

Hypothetical income tax expense (benefit) at the U.S. federal statutory rate	$23,179	$25,235	$(6,405)
Dividends received deduction	(491)	(678)	(512)
State income taxes, less U.S. federal income tax effect	606	603	602
U.S. income tax credits*	(2,575)	(2,186)	(2,187)
Other differences, net	96	45	—
	$20,815	$23,019	$(8,502)
Effective income tax rate	18.9%	19.2%	27.9%

* U.S. income tax credits derive primarily from production tax credits associated with wind-energy generation of BHE and tax credits arising from affordable housing investments.

We file income tax returns in the U.S. and in state, local and foreign jurisdictions. We have settled income tax liabilities with the U.S. federal taxing authority (“IRS”) for tax years through 2013, and the IRS is currently auditing tax years 2014 through 2019. We are also under audit or subject to audit with respect to income taxes in various state and foreign jurisdictions. It is reasonably possible that certain of these income tax examinations will be settled in 2025. We currently do not believe that the outcome of unresolved issues or claims will be material to our Consolidated Financial Statements.

At December 31, 2024 and 2023, net unrecognized tax benefits were $501 million and $480 million, respectively. Included in the balance at December 31, 2024, were $448 million of tax positions that, if recognized, would impact the effective tax rate. We do not expect material increases to the estimated amount of unrecognized tax benefits during 2025.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted Pillar Two rules, various other governments around the world are enacting legislation to adopt the rules. As currently designed, Pillar Two would apply to our worldwide operations. We do not currently have material operations in jurisdictions with tax rates lower than the Pillar Two minimum tax rate, and we do not currently expect these rules will materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules.

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

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,459	$4,459	$4,425	$34	$—
Foreign governments	9,362	9,362	9,199	163	—
Corporate and other	1,543	1,543	—	1,041	502
Investments in equity securities	271,588	271,588	261,910	10	9,668
Investments in Kraft Heinz & Occidental common stock	30,682	23,047	23,047	—	—
Loans and finance receivables	27,798	27,579	—	810	26,769
Derivative contract assets (1)	201	201	33	158	10
Derivative contract liabilities (1)	234	234	15	143	76
Notes payable and other borrowings:
Insurance and other	44,885	40,181	—	40,158	23
Railroad, utilities and energy	79,877	72,506	—	72,506	—

December 31, 2023
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$10,269	$10,269	$10,234	$35	$—
Foreign governments	11,805	11,805	11,559	246	—
Corporate and other	1,684	1,684	—	1,095	589
Investments in equity securities	353,842	353,842	343,358	10	10,474
Investments in Kraft Heinz & Occidental common stock	28,640	26,587	26,587	—	—
Loans and finance receivables	24,681	24,190	—	892	23,298
Derivative contract assets (1)	334	334	39	282	13
Derivative contract liabilities (1)	213	213	7	111	95
Notes payable and other borrowings:
Insurance and other	48,468	44,981	—	44,950	31
Railroad, utilities and energy	79,803	75,239	—	75,239	—

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of the three years ending December 31, 2024 follow (in millions).

	Balance at the beginning of the year	Gains (losses) included in earnings	Acquisitions, dispositions and settlements	Balance at the end of the year
Investments in equity securities:
2024	$10,468	$(805)	$—	$9,663
2023	12,169	(40)	(1,661)	10,468
2022	11,480	689	—	12,169

Quantitative information as of December 31, 2024 for the significant assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,429	Discounted cash flow	Expected duration	5 years
			Discount for illiquidity and subordination	372 bps

Common stock warrants	1,234	Warrant pricing model	Expected duration	6 years
			Volatility	42%

Investments in equity securities in the preceding table include our investments in certain preferred and common stock warrants that do not have readily determinable market values as defined under GAAP. These investments are private placements and are not traded in securities markets. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of illiquidity and subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the warrant model are observable, we made assumptions regarding the expected duration and volatility.

Notes to Consolidated Financial Statements

(22)
Common stock

The changes in Berkshire’s issued, treasury and outstanding common stock for each of the three years ending December 31, 2024 are shown in the table below. In addition, one million shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2021	665,901	(48,788)	617,113	1,488,292,852	(197,818,349)	1,290,474,503
Conversions of Class A to Class B common stock	(14,451)	—	(14,451)	21,676,500	—	21,676,500
Treasury stock acquired	—	(11,098)	(11,098)	—	(9,896,927)	(9,896,927)
Balance at December 31, 2022	651,450	(59,886)	591,564	1,509,969,352	(207,715,276)	1,302,254,076
Conversions of Class A to Class B common stock	(12,122)	—	(12,122)	18,183,000	—	18,183,000
Treasury stock acquired	—	(11,667)	(11,667)	—	(9,875,568)	(9,875,568)
Balance at December 31, 2023	639,328	(71,553)	567,775	1,528,152,352	(217,590,844)	1,310,561,508
Conversions of Class A to Class B common stock	(15,426)	—	(15,426)	23,139,000	—	23,139,000
Treasury stock acquired	—	(4,787)	(4,787)	—	—	—
Treasury stock issued	—	—	—	—	2,291,631	2,291,631
Balance at December 31, 2024	623,902	(76,340)	547,562	1,551,291,352	(215,299,213)	1,335,992,139

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,438,223 shares outstanding as of December 31, 2024 and 1,441,483 shares outstanding as of December 31, 2023.

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

Notes to Consolidated Financial Statements

(23)
Revenues from contracts with customers

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for each of the three years ended December 31, 2024 (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

2024	BNSF	Berkshire Hathaway Energy	Manufacturing	Service and Retailing	Pilot*	McLane	Insurance, Corporate and other	Total
Manufactured products:
Industrial and commercial	$—	$—	$28,907	$210	$—	$—	$—	$29,117
Building	—	—	19,892	—	—	—	—	19,892
Consumer	—	—	18,204	—	—	—	—	18,204
Grocery and convenience store distribution	—	—	—	—	—	31,841	—	31,841
Food and beverage distribution	—	—	—	—	—	18,068	—	18,068
Auto sales	—	—	—	10,802	—	—	—	10,802
Other retail and wholesale distribution	—	—	3,390	15,035	46,433	—	—	64,858
Service	23,278	4,059	1,570	5,761	274	999	—	35,941
Electricity and natural gas	—	20,991	—	—	—	—	—	20,991
Total	23,278	25,050	71,963	31,808	46,707	50,908	—	249,714
Other revenues	212	1,250	5,185	7,975	149	178	106,770	121,719
	$23,490	$26,300	$77,148	$39,783	$46,856	$51,086	$106,770	$371,433
2023
Manufactured products:
Industrial and commercial	$—	$—	$28,066	$233	$—	$—	$—	$28,299
Building	—	—	20,119	—	—	—	—	20,119
Consumer	—	—	17,702	—	—	—	—	17,702
Grocery and convenience store distribution	—	—	—	—	—	31,524	—	31,524
Food and beverage distribution	—	—	—	—	—	19,040	—	19,040
Auto sales	—	—	—	10,747	—	—	—	10,747
Other retail and wholesale distribution	—	—	3,289	16,289	51,197	—	—	70,775
Service	23,724	4,055	1,457	5,474	264	1,079	—	36,053
Electricity and natural gas	—	20,647	—	—	—	—	—	20,647
Total	23,724	24,702	70,633	32,743	51,461	51,643	—	254,906
Other revenues	67	1,258	4,650	7,136	203	171	96,091	109,576
	$23,791	$25,960	$75,283	$39,879	$51,664	$51,814	$96,091	$364,482
2022
Manufactured products:
Industrial and commercial	$—	$—	$24,566	$199		$—	$—	$24,765
Building	—	—	22,762	—		—	—	22,762
Consumer	—	—	19,912	—		—	—	19,912
Grocery and convenience store distribution	—	—	—	—		32,599	—	32,599
Food and beverage distribution	—	—	—	—		19,388	—	19,388
Auto sales	—	—	—	10,486		—	—	10,486
Other retail and wholesale distribution	—	—	3,195	16,931		—	—	20,126
Service	25,742	4,933	1,199	4,439		1,103	—	37,416
Electricity and natural gas	—	20,317	—	—		—	—	20,317
Total	25,742	25,250	71,634	32,055		53,090	—	207,771
Other revenues	60	1,097	4,016	6,154		119	82,803	94,249
	$25,802	$26,347	$75,650	$38,209		$53,209	$82,803	$302,020

——————

* Revenues from Pilot are principally fuel sales and revenues in 2023 are for the eleven months ending December 31.

Notes to Consolidated Financial Statements

(23)
Revenues from contracts with customers

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of December 31, 2024 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,716	$18,958	$22,674
Other sales and service contracts	3,499	4,630	8,129

(24)
Pension plans

Certain Berkshire subsidiaries sponsor defined benefit pension plans. Plan benefits are generally based on years of service and compensation or fixed benefit rates. Plan sponsors may make contributions to the plans to meet regulatory requirements or may make discretionary contributions. Benefits under qualified U.S. and certain non-U.S. defined benefit pension plans are funded with assets held in trusts. Certain other non-qualified retirement plans are unfunded. Our net periodic pension expense for each of the three years ending December 31, 2024 was as follows (in millions).

	2024	2023	2022
Service cost	$107	$111	$181
Interest cost	617	640	482
Expected return on plan assets	(818)	(785)	(975)
Other	41	2	156
Net periodic pension expense	$(53)	$(32)	$(156)

The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The ABO was $11.2 billion at December 31, 2024 and $12.3 billion at December 31, 2023. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels.

Reconciliations of the changes in plan assets and PBOs for each of the two years ending December 31, 2024 and the asset and liability balances reflected in the Consolidated Balance Sheets at year end 2024 and 2023 follow (in millions).

	2024	2023
Plan assets
Balance at the beginning of the year	$13,379	$12,592
Employer contributions	111	145
Benefits paid	(810)	(852)
Settlements paid	(354)	(448)
Actual return on plan assets	1,909	1,783
Other	(55)	159
Balance at the end of the year	$14,180	$13,379
Projected benefit obligations
Balance at the beginning of the year	$12,767	$12,738
Service cost	107	111
Interest cost	617	640
Benefits paid	(810)	(852)
Settlements paid	(354)	(448)
Actuarial (gains) losses and other	(607)	578
Balance at the end of the year	$11,720	$12,767
Net funded status - asset (liability)	$2,460	$612
Balances included in other assets	$3,490	$1,823
Balances included in accounts payable and other liabilities	$1,030	$1,211

Liabilities include benefit obligations of unfunded plans of $1.0 billion at December 31, 2024 and 2023, respectively.

Notes to Consolidated Financial Statements

(24)
Pension plans

Weighted average assumptions used in determining PBOs and net periodic pension expense follow.

	2024	2023	2022
Discount rate applicable to PBOs	5.5%	5.0%	5.2%
Expected long-term rate of return on plan assets	5.9	6.0	5.9
Rate of compensation increase	2.6	2.6	2.5
Discount rate applicable to net periodic pension expense	5.1	5.3	2.9

Expected benefit payments over the next ten years are (in millions): 2025 – $893; 2026 – $873; 2027 – $875; 2028 – $884; 2029 – $883; and 2030 through 2034 – $4,379. Our subsidiaries expect to make contributions of $114 million to the pension plans in 2025.

Fair value measurements of plan assets as of December 31, 2024 and 2023 follow (in millions).

	Fair Value				Investments carried at net
	Total	Level 1	Level 2	Level 3	asset value
December 31, 2024
Cash and cash equivalents	$600	$556	$44	$—	$—
Equity securities	9,757	9,036	581	140	—
Fixed maturity securities	1,747	953	794	—	—
Investment funds and other	2,076	385	144	23	1,524
	$14,180	$10,930	$1,563	$163	$1,524
December 31, 2023
Cash and cash equivalents	$449	$370	$79	$—	$—
Equity securities	8,487	7,808	543	136	—
Fixed maturity securities	2,138	1,277	851	10	—
Investment funds and other	2,305	342	272	42	1,649
	$13,379	$9,797	$1,745	$188	$1,649

Plan assets are generally invested with the long-term objective of producing earnings to adequately cover expected benefit obligations. The expected rates of return on plan assets reflect subjective assessments of expected long-term investment returns. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of return on plan assets. Actual experience will differ from the assumed rates of return.

Notes to Consolidated Financial Statements

(24)
Pension plans

A reconciliation of the pre-tax accumulated other comprehensive income (loss) of our defined benefit pension plans for each of the two years ending December 31, 2024 follows (in millions).

	2024	2023
Balance at the beginning of the year	$(161)	$(738)
Amount included in net periodic pension expense	29	(12)
Actuarial gains (losses) and other	1,599	589
Balance at the end of the year	$1,467	$(161)

Our subsidiaries may also sponsor defined contribution retirement plans, such as 401(k) or profit-sharing plans. Employee contributions are subject to regulatory limitations and specific plan provisions. Several of these plans provide for employer matching contributions as specified in the plans and may provide for additional discretionary employer contributions. Our defined contribution plan expense was approximately $1.3 billion in 2024, $1.1 billion in 2023 and $0.8 billion in 2022.

(25)
Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders for each of the three years ending December 31, 2024 follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
Balance at December 31, 2021	$369	$(4,092)	$(4,096)	$(347)	$43	$(8,123)
Other comprehensive income	(991)	(2,047)	5,637	(298)	283	2,584
Reclassifications into net earnings	435	(3)	—	93	(38)	487
Balance at December 31, 2022	(187)	(6,142)	1,541	(552)	288	(5,052)
Other comprehensive income	420	741	(188)	466	(25)	1,414
Reclassifications into net earnings	(43)	8	—	(11)	(79)	(125)
Balance at December 31, 2023	190	(5,393)	1,353	(97)	184	(3,763)
Other comprehensive income	(43)	(1,647)	662	1,222	2	196
Reclassifications into net earnings	(30)	1	—	23	(11)	(17)
Balance at December 31, 2024	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)

(26)
Business segment data

Berkshire’s numerous and diverse businesses are managed on an unusually decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Berkshire views the business activities. Berkshire’s chief operating decision maker consists of the Chairman and Chief Executive Officer, the Vice Chairman of Insurance Operations and the Vice Chairman of Non-Insurance Operations. This group participates in and is ultimately responsible for significant capital allocation decisions, evaluating operating performance and selecting the chief executive to head each of the operating segments. Investing decisions are the responsibility of Berkshire’s Chairman and Chief Executive Officer and Berkshire’s corporate investment managers. Certain operating segments are aggregated into reportable business segments based upon similar products or product lines, marketing strategies, and selling and distribution characteristics.

Notes to Consolidated Financial Statements

(26)
Business segment data

Berkshire’s reportable business segments are as follows.

Business Segment	Principal Business Activities
Insurance:
GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Burlington Northern Santa Fe (“BNSF”)	Operator of one of the largest railroad systems in North America

Berkshire Hathaway Energy (“BHE”)	Regulated electric and gas utility, including power generation and distribution activities and real estate brokerage activities

Manufacturing	Manufacturers of numerous products including industrial, consumer and building products, including home building and related financial services

Pilot Travel Centers (“Pilot”) (1)	Operator of travel centers in North America and a marketer of wholesale fuel

McLane Company (“McLane”)	Wholesale distribution of food and non-food items to retailers and restaurants

Service and retailing

Providers of numerous services including shared aircraft ownership programs, aviation pilot training, electronic components distribution, various retailing businesses, including automobile dealerships and over-the-road trailer and furniture leasing

——————

(1) Pilot’s statement of earnings and capital expenditure segment data in 2023 is for the eleven months ending December 31, 2023. Our earnings from Pilot in 2022 and for the month of January 2023 were determined under the equity method and included in earnings from non-controlled businesses.

The tabular information that follows shows data of Berkshire’s business segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment transactions are not eliminated from segment results when those transactions are considered in assessing the results of the respective segments and are not considered to be material. Furthermore, investment gains and losses, goodwill and indefinite-lived intangible asset impairments and amortization of certain acquisition accounting adjustments or certain other corporate income and expense items are not considered in assessing the financial performance of operating businesses. Collectively, these items are included in corporate, eliminations and other to reconcile segment totals to consolidated amounts.

The cost and expense information provided is based on the information regularly provided to the chief operating decision maker. Given the number and diversity of Berkshire’s operating segments and the differences in revenue streams and cost structures, there are wide variances in the form, content and levels of such expense information significant to the business. Expenses considered significant for one operating segment may not be significant in others.

With respect to insurance underwriting, the chief operating decision maker considers pre-tax underwriting earnings to allocate resources and capital, together with perceived risks and opportunities in the insurance markets that affect rates and risks of loss. Typically, there are no budgeted or forecasted premiums or underwriting results.

For most non-insurance businesses, pre-tax earnings are considered in allocating resources and capital, although income taxes are also considered at BHE, given the magnitude of production tax credits associated with wind-powered electricity generation investments and the related impacts from regulation. The chief operating decision maker generally considers actual operating results versus budgets or forecasts, as well as unique perceived risks and opportunities associated with the individual operating businesses.

Notes to Consolidated Financial Statements

(26)
Business segment data

We view our insurance segment as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the underwriting managers, while investment decisions are the responsibility of Berkshire’s CEO and other corporate investment managers. Accordingly, performance of underwriting operations is evaluated without any allocation of investment income. As such, the insurance net investment income is presented in the aggregate as a separate component of insurance segment operating earnings. Earnings data of our business segments for each of the three years ended December 31, 2024 are shown in the following tables (in millions).

	2024
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$42,252	$18,733	$27,272	$88,257	$16,812	$105,069
Costs and Expenses:
Losses and LAE	30,331	12,666	13,189	56,186	—	56,186
Life, annuity and health benefits	—	—	3,858	3,858	—	3,858
Other segment items	4,108	5,212	7,488	16,808	64	16,872
Total costs and expenses	34,439	17,878	24,535	76,852	64	76,916
Earnings before income taxes	$7,813	$855	$2,737	$11,405	$16,748	$28,153

	2023
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$39,264	$17,129	$27,010	$83,403	$11,619	$95,022
Costs and Expenses:
Losses and LAE	31,814	11,224	14,149	57,187	—	57,187
Life, annuity and health benefits	—	—	4,029	4,029	—	4,029
Other segment items	3,815	4,531	6,928	15,274	38	15,312
Total costs and expenses	35,629	15,755	25,106	76,490	38	76,528
Earnings before income taxes	$3,635	$1,374	$1,904	$6,913	$11,581	$18,494

	2022
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$38,984	$13,746	$21,846	$74,576	$7,734	$82,310
Costs and Expenses:
Losses and LAE	36,297	9,889	11,460	57,646	—	57,646
Life, annuity and health benefits	—	—	5,243	5,243	—	5,243
Other segment items	4,567	3,464	3,678	11,709	10	11,719
Total costs and expenses	40,864	13,353	20,381	74,598	10	74,608
Earnings before income taxes	$(1,880)	$393	$1,465	$(22)	$7,724	$7,702

Insurance other segment items include commissions and brokerage expenses and other insurance underwriting expenses.

	BNSF
	2024	2023	2022
Revenues	$23,572	$23,876	$25,888
Costs and Expenses:
Compensation and benefits	5,872	5,551	5,321
Fuel	3,267	3,684	4,581
Depreciation and amortization	2,621	2,627	2,510
Interest expense	1,078	1,048	1,025
Other segment items	4,086	4,352	4,743
Total costs and expenses	16,924	17,262	18,180
Earnings before income taxes	$6,648	$6,614	$7,708

BNSF other segment items include purchased services, equipment rents and materials expenses.

Notes to Consolidated Financial Statements

(26)
Business segment data

	BHE
	2024	2023	2022
Revenues	$26,348	$26,008	$26,393
Costs and Expenses:
Energy cost of sales	6,616	7,057	6,757
Energy operations and maintenance	5,470	6,456	4,216
Energy depreciation and amortization	3,957	3,960	3,695
Real estate costs and expenses	4,509	4,316	5,117
Interest expense	2,528	2,283	2,140
Other segment items	976	996	1,322
Total costs and expenses	24,056	25,068	23,247
Earnings before income taxes	$2,292	$940	$3,146

BHE other segment items primarily consist of property taxes and other expenses. Energy operations and maintenance includes losses associated with the 2020 and 2022 Wildfires. See Note 27.

	Manufacturing			Service and Retailing
	2024	2023	2022	2024	2023	2022
Revenues	$77,231	$75,405	$75,781	$39,874	$39,996	$38,303
Costs and Expenses:
Cost of sales and services	50,702	50,389	52,297	23,818	23,915	22,952
Cost of leasing	1,142	1,051	1,083	5,917	5,011	4,462
Interest expense	934	784	739	118	101	42
Other segment items	12,558	11,736	10,485	6,321	6,248	6,076
Total costs and expenses	65,336	63,960	64,604	36,174	35,275	33,532
Earnings before income taxes	$11,895	$11,445	$11,177	$3,700	$4,721	$4,771

Other segment items of manufacturing, services and retailing segments primarily consist of selling, general and administrative expenses.

	Pilot		McLane
	2024	2023	2024	2023	2022
Revenues	$46,891	$51,739	$51,907	$52,607	$53,209
Costs and Expenses:
Cost of sales and services	42,591	47,505	47,604	48,495	49,236
Depreciation and amortization	1,012	796	217	208	176
Other segment items	2,674	2,470	3,452	3,449	3,526
Total costs and expenses	46,277	50,771	51,273	52,152	52,938
Earnings before income taxes	$614	$968	$634	$455	$271

Pilot other segment items primarily consist of store operating, interest and general and administrative expenses. McLane other segment items include general and administrative expenses.

Reconciliations of revenues and earnings (loss) before income taxes of our business segments to the consolidated amounts for each of the three years ended December 31, 2024 follows (in millions).

	Revenues			Earnings (loss) before income taxes
	2024	2023	2022	2024	2023	2022
Total operating businesses	$370,892	$364,653	$301,884	$53,936	$43,637	$34,775
Investment gains (losses)	—	—	—	52,799	74,855	(67,899)
Interest expense, not allocated to segments	—	—	—	(427)	(426)	(420)
Non-controlled businesses	—	—	—	1,841	1,973	1,863
Corporate, eliminations and other	541	(171)	136	2,227	127	1,181
	$371,433	$364,482	$302,020	$110,376	$120,166	$(30,500)

Notes to Consolidated Financial Statements

(26)
Business segment data

Additional segment data for each of the three most recent years follows (in millions).

	Interest expense			Income tax expense (benefit)
	2024	2023	2022	2024	2023	2022
Business segments
Insurance	$—	$—	$—	$5,462	$3,497	$1,247
BNSF	1,078	1,048	1,025	1,617	1,527	1,763
BHE	2,528	2,283	2,140	(1,871)	(2,022)	(1,629)
Manufacturing	934	784	739	2,598	2,487	2,403
Pilot	302	414	—	—	169	—
McLane	22	—	—	152	117	66
Service and retailing	118	101	42	912	1,135	1,131
	4,982	4,630	3,946	8,870	6,910	4,981
Reconciliation to consolidated amount
Investment gains (losses)	—	—	—	11,179	15,930	(14,166)
Interest expense, not allocated to segments	427	426	420	(90)	(90)	(88)
Non-controlled businesses	—	—	—	322	223	334
Corporate, eliminations and other	(209)	(53)	(14)	534	46	437
	$5,200	$5,003	$4,352	$20,815	$23,019	$(8,502)

	Capital expenditures			Depreciation and amortization
	2024	2023	2022	2024	2023	2022
Business segments
Insurance	$99	$68	$82	$411	$401	$260
BNSF	3,690	3,920	3,532	2,621	2,627	2,510
BHE	9,013	9,148	7,505	4,003	4,010	3,751
Manufacturing	2,779	2,714	2,477	2,422	2,290	2,140
Pilot	799	705	—	1,012	796	—
McLane	236	264	93	217	208	176
Service and retailing	2,360	2,590	1,775	1,522	1,335	1,245
	$18,976	$19,409	$15,464	12,208	11,667	10,082
Reconciliation to consolidated amount
Corporate, eliminations and other				647	819	817
				$12,855	$12,486	$10,899

	Goodwill at year-end			Identifiable assets at year-end
	2024	2023	2022	2024	2023	2022
Business segments
Insurance	$16,557	$16,563	$16,548	$539,884	$538,860	$459,917
BNSF	15,351	15,350	14,852	80,813	79,227	77,752
BHE	11,669	11,804	11,745	128,276	124,383	118,114
Manufacturing	27,716	27,831	28,460	119,860	115,875	113,578
Pilot	6,477	6,605	—	19,652	21,404	—
McLane	232	232	232	7,165	6,861	7,049
Service and retailing	5,878	6,241	6,282	37,198	34,600	31,291
	$83,880	$84,626	$78,119	932,848	921,210	807,701
Reconciliation to consolidated amount
Corporate and other				137,153	64,142	62,645
Goodwill				83,880	84,626	78,119
				$1,153,881	$1,069,978	$948,465

Notes to Consolidated Financial Statements

(26)
Business segment data

Property/casualty and life/health insurance premiums written and earned are summarized below (in millions).

	Property/Casualty			Life/Health
	2024	2023	2022	2024	2023	2022
Premiums Written:
Direct	$65,495	$61,990	$56,700	$19	$—	$582
Assumed	20,422	20,751	15,143	5,016	5,126	5,222
Ceded	(2,231)	(2,402)	(1,155)	(28)	(33)	(37)
	$83,686	$80,339	$70,688	$5,007	$5,093	$5,767
Premiums Earned:
Direct	$64,880	$60,437	$55,879	$18	$—	$582
Assumed	20,738	20,442	14,184	5,008	5,105	5,263
Ceded	(2,359)	(2,548)	(1,293)	(28)	(33)	(39)
	$83,259	$78,331	$68,770	$4,998	$5,072	$5,806

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below (in millions).

	Property/Casualty			Life/Health
	2024	2023	2022	2024	2023	2022
United States	$71,723	$67,831	$59,648	$1,358	$1,285	$2,107
Western Europe	5,252	5,014	4,901	1,407	1,323	1,235
Asia Pacific	5,043	5,306	4,699	1,548	1,760	1,704
All other	1,668	2,188	1,440	694	725	721
	$83,686	$80,339	$70,688	$5,007	$5,093	$5,767

Consolidated sales, service and leasing revenues were $211.6 billion in 2024, $215.6 billion in 2023 and $165.0 billion in 2022. Sales, service and leasing revenues attributable to the United States were 86% in 2024, 87% in 2023 and 86% in 2022 of such amounts. The remainder of sales, service and leasing revenues were primarily in Europe, the Asia-Pacific region and Canada. Railroad, utilities and energy revenues were $49.8 billion in 2024 and 2023 and $52.1 billion in 2022. Railroad, utilities and energy revenues attributable to the United States were 95% in 2024 and 96% in 2023 and 2022. At December 31, 2024, approximately 91% of our consolidated net property, plant and equipment and equipment held for lease was located in the United States with the remainder primarily in the United Kingdom and Canada.
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

PacifiCorp, a wholly-owned subsidiary of Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Utah, Oregon, Wyoming and other Western states. HomeServices of America, Inc. (“HomeServices”) is also a wholly-owned subsidiary of BHE. Certain legal matters related to these entities are described below.

PacifiCorp

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures, contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries, loss of life and widespread power outages in Oregon and Northern California. These wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires (the “2020 Wildfires”) indicate over 2,000 structures destroyed, including residences; several other structures damaged; multiple individuals injured; and several fatalities. Investigations into the cause and origin of each of the 2020 Wildfires are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp’s service territory (the “2022 Wildfire”) burning over 60,000 acres. Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities. The U.S. Forest Service issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 Wildfire. The 2020 Wildfires and 2022 Wildfire, together, are referred to as the “Wildfires.”

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

Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the Oregon 2020 Wildfires. In December 2024, the United States of America filed a complaint against PacifiCorp in conjunction with the correspondence from the U.S. Department of Justice. The civil cover sheet accompanying the complaint demands damages estimated to exceed $900 million. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims.

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands in California approximate $3 billion, excluding any doubling or trebling of damages included in the complaints and the mass complaints described below that seek $48 billion. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount.

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

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

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

The January, April and June 2024 limited judgments created liens against PacifiCorp, attaching a debt for the money awards. In each instance, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict and further amended its appeal of the June 2023 verdict to include the March 2024 jury verdict. PacifiCorp’s opening brief is due to be filed with the Oregon Court of Appeals on or before February 25, 2025, in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials.

In February 2025, the jury for the third James case damages phase trial awarded seven plaintiffs $32 million of noneconomic damages in addition to $4 million of economic damages stipulated for eight plaintiffs prior to the trial. In accordance with Oregon law, plaintiffs asked the court to double the economic damages to $8 million after the verdict. PacifiCorp expects the court will award the doubling of economic damages and also increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the eight plaintiffs to be approximately $49 million. PacifiCorp filed post-trial motions with the Multnomah Court requesting the court offset the damage awards by deducting insurance proceeds received by any of the eight plaintiffs. PacifiCorp intends to appeal the jury’s damage awards associated with the February 2025 jury verdict once judgment is entered.

In March 2024, settlement was reached with five commercial timber plaintiffs in the James case, and the jury trial scheduled for April 2024 was cancelled.

Between April 2024 and January 2025, six separate mass complaints against PacifiCorp naming 1,591 individual class members were filed in the Multnomah Court referencing the James case as the lead case. Complaints for five of the plaintiffs in the mass complaints were subsequently dismissed. These James case mass complaints make damages-only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. In December 2024, two additional complaints were filed in Multnomah Court on behalf of eight plaintiffs also referencing the James case as the lead case. PacifiCorp believes the magnitude of damages sought by the class members in the James case mass complaints and additional two complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described above that are being appealed.

In October 2024, the Multnomah Court issued a case management order, which sets forth nine additional damages phase trials with up to ten plaintiffs per trial. The trials are scheduled to occur throughout 2025, with the verdict for the first trial received in February 2025, as described above.

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

Through December 31, 2024, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.75 billion. Wildfire loss accruals were $346 million in 2024, $1.9 billion in 2023 and $225 million in 2022. Insurance recoveries recorded to date in connection with the Wildfires were $530 million, including $253 million in 2023 and $161 million in 2022. No further insurance recoveries are expected to become available. Cumulative Wildfire loss payments through December 31, 2024 were approximately $1.2 billion, of which $533 million was paid in 2024. Estimated unpaid liabilities for the Wildfires were approximately $1.54 billion at December 31, 2024.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

It is reasonably possible PacifiCorp will incur significant additional Wildfire losses beyond the amounts currently accrued; however, it is currently unable to reasonably estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case and the 2022 Wildfire, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the appeals process.

HomeServices of America, Inc.

HomeServices is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries (and in one case BHE) conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service (“MLS”) rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS (“Cooperative Compensation Rule”). None of the complaints specify damages sought. However, two cases also allege Texas state law deceptive trade practices claims, for which plaintiffs have asserted damages totaling approximately $9 billion by separate written notice as required by Texas law.

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

In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries in the Burnett case to effectuate a nationwide class settlement. The final settlement agreement includes scheduled payments over the next four years aggregating $250 million. HomeServices received final court approval on November 27, 2024, which has been appealed to the U.S. Court of Appeals for the Eighth Circuit. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Other legal matters

In September 2024, National Indemnity Company (“NICO”) recorded a pre-tax charge of $490 million in connection with a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of bankruptcy code in the United States Bankruptcy Court for the District of New Jersey (the “Court”) in 2023. Under the terms of the settlement agreement, NICO has agreed to pay $535 million to the bankruptcy estate in consideration of a release of all estate causes of action against NICO and its affiliates. The settlement agreement, which is opposed by certain creditors, is subject to approval by the Court. NICO also accrued a recoverable of $45 million from a third party that is covered under the release, which was received in the fourth quarter.

Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that liabilities that may arise as a result of such other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Commitments

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services in the future, which are not yet reflected in our Consolidated Financial Statements. The most significant of our long-term commitments relate to our railroad, utilities and energy businesses, our shared aircraft ownership and leasing business and certain materials purchase commitments. As of December 31, 2024, estimated future payments under those arrangements over the next five years were as follows: $12 billion in 2025, $6 billion in 2026, $5 billion in 2027, $4 billion in 2028, $3 billion in 2029, and thereafter $28 billion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page K-63 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm, included on page K-64 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 3, 2025, which will involve the election of directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	K-64
Consolidated Balance Sheets— December 31, 2024 and December 31, 2023	K-66
Consolidated Statements of Earnings— Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	K-68
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	K-69
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	K-69
Consolidated Statements of Cash Flows— Years Ended December 31, 2024, December 31, 2023, and December 31, 2022	K-70
Notes to Consolidated Financial Statements	K-71
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	K-118

Schedule I—Parent Company Condensed Financial Information

Balance Sheets as of December 31, 2024 and 2023, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and Note to Condensed Financial Information

K-119
Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page K-121.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Berkshire Hathaway Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and the Company’s internal control over financial reporting as of December 31, 2024, and have issued our report thereon dated February 22, 2025; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 22, 2025

BERKSHIRE HATHAWAY INC. (Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$6,337	$5,566
Short-term investments in U.S. Treasury Bills	89,705	16,140
Investments in and advances to consolidated subsidiaries	568,987	546,566
Investment in The Kraft Heinz Company and other assets	13,417	13,246
	$678,446	$581,518
Liabilities and Shareholders’ Equity:
Payable for purchase of U.S. Treasury Bills and other liabilities	$6,510	$235
Income taxes, principally deferred	1,477	1,229
Notes payable and other borrowings	21,091	18,781
	29,078	20,245
Berkshire shareholders’ equity	649,368	561,273
	$678,446	$581,518

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2024	2023	2022
Income items:
From consolidated subsidiaries:
Dividends and distributions	$72,607	$9,717	$15,724
Undistributed earnings (losses)	14,314	85,550	(39,579)
	86,921	95,267	(23,855)
Equity in earnings of The Kraft Heinz Company	745	758	628
Other income	1,441	899	379
	89,107	96,924	(22,848)
Cost and expense items:
General and administrative	381	244	131
Interest expense	535	636	513
Foreign exchange gains on non-U.S. Dollar denominated debt	(1,376)	(371)	(1,401)
Income tax expense	572	192	668
	112	701	(89)
Net earnings (loss) attributable to Berkshire shareholders	88,995	96,223	(22,759)
Other comprehensive income attributable to Berkshire shareholders	179	1,289	3,071
Comprehensive income attributable to Berkshire shareholders	$89,174	$97,512	$(19,688)

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC. (Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings (loss) attributable to Berkshire shareholders	$88,995	$96,223	$(22,759)
Adjustments to reconcile net earnings (loss) to operating cash flows:
Undistributed (earnings) losses of consolidated subsidiaries	(14,314)	(85,550)	39,579
Non-cash dividends from subsidiaries	(58,339)	(1,811)	(7,220)
Income taxes payable	294	(44)	661
Other*	(2,666)	(1,207)	(1,799)
Net cash flows from operating activities	13,970	7,611	8,462
Cash flows from investing activities:
Investments in and advances to consolidated subsidiaries, net	(1,332)	2,649	(11,852)
Purchases of U.S. Treasury Bills	(52,864)	(27,278)	(44,187)
Sales and maturities of U.S. Treasury Bills and other	40,244	31,234	38,043
Net cash flows from investing activities	(13,952)	6,605	(17,996)
Cash flows from financing activities:
Proceeds from borrowings	5,525	2,054	1,970
Repayments of borrowings	(1,854)	(4,310)	(602)
Acquisition of treasury stock	(2,918)	(9,171)	(7,854)
Net cash flows from financing activities	753	(11,427)	(6,486)
Increase (decrease) in cash and cash equivalents	771	2,789	(16,020)
Cash and cash equivalents at the beginning of the year	5,566	2,777	18,797
Cash and cash equivalents at the end of the year	$6,337	$5,566	$2,777
Other cash flow information:
Income taxes paid	$26,455	$5,630	$2,259
Interest paid	318	297	332
Class B common stock issued in exchange for noncontrolling interests	1,045	—	—

——————

* Includes discount accretion on investments and foreign currency exchange (gains) losses.

Note to Condensed Financial Information

As of December 31, 2024, Berkshire owned 27.2% of the outstanding shares of The Kraft Heinz Company common stock, which is accounted for pursuant to the equity method. See Note 5 to the Consolidated Financial Statements.

In September and October 2024, Berkshire acquired the remaining 2.12% of Berkshire Hathaway Energy’s (“BHE”) outstanding common stock held by noncontrolling shareholders in exchange for 2,291,631 shares of Berkshire Class B common stock valued at $1.045 billion. On October 19, 2022, Berkshire acquired all of the outstanding common stock of Alleghany Corporation for $11.5 billion. See Note 2 to the Consolidated Financial Statements.

During 2024, the Parent Company repaid approximately $1.9 billion of maturing senior notes. At various dates in 2024, Berkshire borrowed approximately ¥837.4 billion (approximately $5.5 billion) under senior note issuances and term loan agreements. The borrowings have interest rates ranging from 0.974% to 2.625% and maturity dates ranging from 2027 to 2054. As of December 31, 2024, the Parent Company’s non-U.S. Dollar denominated borrowings included €4.6 billion and ¥1,988 billion par value senior notes. The gains and losses from the periodic remeasurement of these non-U.S. Dollar denominated notes due to changes in foreign currency exchange rates are included in earnings.

Parent Company debt maturities in each of the next five years are as follows: 2025—$1.9 billion; 2026—$4.2 billion; 2027—$4.0 billion; 2028—$2.2 billion and 2029—$2.6 billion. The Parent Company guarantees certain debt of subsidiaries, which aggregated approximately $20.8 billion at December 31, 2024 and primarily consisted of debt issued by Berkshire Hathaway Finance Corporation. Such guarantees are an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. The Parent Company has also provided guarantees in connection with certain retroactive reinsurance contracts issued by subsidiaries. The amounts of subsidiary payments under these contracts, if any, are contingent upon the outcome of future events.

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

4.7

Indenture, dated as of January 31, 2025, by and among Berkshire Hathaway Inc., as an issuer and a guarantor of the debt securities issued by Berkshire Hathaway Finance Corporation, Berkshire Hathaway Finance Corporation, as an issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on January 31, 2025. SEC File No 333-284622.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2024. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1

Equity Commitment Letter of Berkshire Hathaway Inc. with Hawk Acquisition Holding Corporation dated February 13, 2013. Incorporated by reference to Exhibit 10.1 on Form 8-K of Berkshire Hathaway Inc. filed on February 14, 2013.

Exhibit No.
14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

19	Insider Trading Policies and Procedures

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a—14(a)/15d-14(a) Certification

31.2	Rule 13a—14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

95	Mine Safety Disclosures

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101

The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 22, 2025	/S/ MARC D. HAMBURG
Marc D. Hamburg Senior Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 22, 2025 Date

/S/ GREGORY E. ABEL Gregory E. Abel	Director—Vice Chairman—Non-Insurance Operations	February 22, 2025 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 22, 2025 Date

/S/ SUSAN A. BUFFETT Susan A. Buffett	Director	February 22, 2025 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	February 22, 2025 Date

/S/ KENNETH I. CHENAULT Kenneth I. Chenault	Director	February 22, 2025 Date

/S/ CHRISTOPHER C. DAVIS Christopher C. Davis	Director	February 22, 2025 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	February 22, 2025 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 22, 2025 Date

/S/ AJIT JAIN Ajit Jain	Director—Vice Chairman—Insurance Operations	February 22, 2025 Date

/S/ THOMAS S. MURPHY, JR. Thomas S. Murphy, Jr.	Director	February 22, 2025 Date

/S/ RONALD L. OLSON Ronald L. Olson	Director	February 22, 2025 Date

/S/ WALLACE R. WEITZ Wallace R. Weitz	Director	February 22, 2025 Date

/S/ MERYL B. WITMER Meryl B. Witmer	Director	February 22, 2025 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 22, 2025 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 22, 2025 Date