Form 10-Q
period 2025-03-31
BERKSHIRE HATHAWAY INC
filed 2025-05-05
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Class A Common Stock

Class B Common Stock

1.125% Senior Notes due 2027

2.150% Senior Notes due 2028

1.500% Senior Notes due 2030

2.000% Senior Notes due 2034

1.625% Senior Notes due 2035

2.375% Senior Notes due 2039

0.500% Senior Notes due 2041

2.625% Senior Notes due 2059

BRK.A BRK.B BRK27 BRK28 BRK30 BRK34 BRK35 BRK39 BRK41 BRK59

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of April 21, 2025:

Class A —	542,999
Class B —	1,342,836,639

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Insurance and Other:
Cash and cash equivalents*	$36,892	$44,333
Short-term investments in U.S. Treasury Bills	305,501	286,472
Investments in fixed maturity securities	15,035	15,364
Investments in equity securities	263,735	271,588
Equity method investments	31,144	31,134
Loans and finance receivables	28,131	27,798
Other receivables	47,401	43,887
Inventories	24,034	24,008
Property, plant and equipment	30,215	30,071
Equipment held for lease	17,984	17,828
Goodwill	56,974	56,860
Other intangible assets	34,331	34,638
Deferred charges - retroactive reinsurance	8,628	8,797
Other	25,291	24,994
	925,296	917,772
Railroad, Utilities and Energy:
Cash and cash equivalents*	5,288	3,396
Receivables	4,291	4,503
Property, plant and equipment	176,559	175,030
Goodwill	27,033	27,020
Regulatory assets	5,299	5,349
Other	20,766	20,811
	239,236	236,109
Total assets	$1,164,532	$1,153,881

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $8.6 billion at March 31, 2025 and $14.4 billion at December 31, 2024.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2025	December 31, 2024
	(Unaudited)
Liabilities
Insurance and Other:
Unpaid losses and loss adjustment expenses	$117,123	$115,151
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	31,974	32,443
Unearned premiums	32,306	30,808
Life, annuity and health insurance benefits	17,734	17,616
Other policyholder liabilities	10,782	10,703
Accounts payable, accruals and other liabilities	37,090	37,489
Payable for purchases of U.S. Treasury Bills	14,380	12,769
Aircraft repurchase liabilities and unearned lease revenues	9,509	9,356
Notes payable and other borrowings	44,461	44,885
	315,359	311,220
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	17,916	18,226
Regulatory liabilities	7,047	7,033
Notes payable and other borrowings	81,466	79,877
	106,429	105,136
Income taxes, principally deferred	86,002	85,870
Total liabilities	507,790	502,226
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,665	35,665
Accumulated other comprehensive income	(3,084)	(3,584)
Retained earnings	700,821	696,218
Treasury stock, at cost	(78,939)	(78,939)
Berkshire shareholders’ equity	654,471	649,368
Noncontrolling interests	2,271	2,287
Total shareholders’ equity	656,742	651,655
Total liabilities and shareholders’ equity	$1,164,532	$1,153,881

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	First Quarter
	2025	2024
Revenues:
Insurance and Other:
Insurance premiums earned	$21,804	$21,474
Sales and service revenues	47,815	49,933
Leasing revenues	2,431	2,222
Interest, dividend and other investment income	5,632	4,338
	77,682	77,967
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,671	5,637
Utility and energy operating revenues	5,494	5,233
Service revenues and other income	878	1,032
	12,043	11,902
Total revenues	89,725	89,869

Investment gains (losses)	(6,435)	1,876

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,646	13,448
Life, annuity and health benefits	1,068	945
Insurance underwriting expenses	4,368	3,753
Cost of sales and services	38,551	40,792
Cost of leasing	1,887	1,691
Selling, general and administrative expenses	7,681	5,541
Interest expense	340	406
	68,541	66,576
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,873	3,938
Utility and energy cost of sales and other expenses	4,091	4,103
Other expenses	846	1,005
Interest expense	917	910
	9,727	9,956
Total costs and expenses	78,268	76,532
Earnings before income taxes and equity method earnings	5,022	15,213
Equity method earnings	126	493
Earnings before income taxes	5,148	15,706
Income tax expense	476	2,874
Net earnings	4,672	12,832
Earnings attributable to noncontrolling interests	69	130
Net earnings attributable to Berkshire shareholders	$4,603	$12,702
Net earnings per average equivalent Class A share	$3,200	$8,825
Net earnings per average equivalent Class B share*	$2.13	$5.88
Average equivalent Class A shares outstanding	1,438,223	1,439,370
Average equivalent Class B shares outstanding	2,157,335,139	2,159,055,134

——————

* Net earnings per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	First Quarter
	2025	2024
Net earnings	$4,672	$12,832
Other comprehensive income:
Unrealized gains (losses) on investments	41	(35)
Applicable income taxes	(11)	6
Foreign currency translation	482	(539)
Applicable income taxes	(2)	—
Long-duration insurance contract discount rate changes	39	351
Applicable income taxes	(11)	(67)
Defined benefit pension plans	(40)	6
Applicable income taxes	2	(2)
Other, net	6	(30)
Other comprehensive income, net	506	(310)
Comprehensive income	5,178	12,522
Comprehensive income attributable to noncontrolling interests	75	107
Comprehensive income attributable to Berkshire shareholders	$5,103	$12,415

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
2025
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655
Net earnings	—	—	4,603	—	69	4,672
Other comprehensive income, net	—	500	—	—	6	506
Transactions with noncontrolling interests and other	—	—	—	—	(91)	(91)
Balance at March 31, 2025	$35,673	$(3,084)	$700,821	$(78,939)	$2,271	$656,742

2024
Balance at December 31, 2023	$34,488	$(3,763)	$607,350	$(76,802)	$6,236	$567,509
Net earnings	—	—	12,702	—	130	12,832
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	(287)	—	—	(23)	(310)
Acquisitions of common stock	—	—	—	(2,573)	—	(2,573)
Transactions with noncontrolling interests and other	502	—	—	—	(48)	454
Balance at March 31, 2024	$34,990	$(4,050)	$619,925	$(79,375)	$6,295	$577,785

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Quarter
	2025	2024
Cash flows from operating activities:
Net earnings	$4,672	$12,832
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	6,435	(1,876)
Depreciation and amortization	3,265	3,168
Discount accretion on investments, principally U.S. Treasury Bills	(3,129)	(1,908)
Other	1,504	(955)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	1,215	117
Deferred charges - retroactive reinsurance	169	177
Unearned premiums	1,451	1,494
Receivables and originated loans	(3,295)	469
Inventories	103	516
Other assets	(400)	(415)
Other liabilities	(1,291)	(5,486)
Income taxes	204	2,433
Net cash flows from operating activities	10,903	10,566
Cash flows from investing activities:
Purchases of equity securities	(3,183)	(2,691)
Sales of equity securities	4,677	19,972
Purchases of U.S. Treasury Bills and fixed maturity securities	(158,722)	(103,167)
Sales of U.S. Treasury Bills and fixed maturity securities	6,286	7,452
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	138,620	80,114
Purchases of property, plant and equipment and equipment held for lease	(4,281)	(4,393)
Other	202	(490)
Net cash flows from investing activities	(16,401)	(3,203)
Cash flows from financing activities:
Repayments of borrowings of insurance and other businesses	(1,299)	(6,938)
Proceeds from borrowings of railroad, utilities and energy businesses	2,353	5,084
Repayments of borrowings of railroad, utilities and energy businesses	(443)	(110)
Changes in short-term borrowings, net	(415)	(2,612)
Acquisitions of treasury stock	—	(2,562)
Other, principally transactions with noncontrolling interests	(143)	(2,664)
Net cash flows from financing activities	53	(9,802)
Effects of foreign currency exchange rate changes	(76)	(44)
Increase (decrease) in cash and cash equivalents and restricted cash	(5,521)	(2,483)
Cash and cash equivalents and restricted cash at the beginning of the year*	48,376	38,643
Cash and cash equivalents and restricted cash at the end of the first quarter*	$42,855	$36,160
*Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$44,333	$34,268
Railroad, Utilities and Energy	3,396	3,754
Restricted cash included in other assets	647	621
	$48,376	$38,643
End of the first quarter—
Insurance and Other	$36,892	$29,303
Railroad, Utilities and Energy	5,288	6,246
Restricted cash included in other assets	675	611
	$42,855	$36,160

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. In these notes, the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”), which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report.

Financial information in this Quarterly Report reflects all adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”). For several reasons, our results for interim periods may not be indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be more significant to results of interim periods than to results for a full year. Changes in market prices of our investments in equity securities and the related changes in unrealized gains and losses will produce significant volatility in our interim and annual earnings. In addition, gains and losses from the periodic revaluation of certain assets and liabilities denominated in foreign currencies and asset impairment charges may cause significant variations in periodic net earnings.

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on the amounts owed to us and the estimation of certain losses assumed under insurance and reinsurance contracts. These estimates may be subject to significant adjustments in future periods.

Changes in macroeconomic conditions and geopolitical events, including changes in international trade policies and tariffs, may negatively affect our operating results and the values of our investments in equity securities and of our operating businesses. We are currently unable to reliably predict the nature, timing or magnitude of the potential economic consequences of any such changes or the impacts on our Consolidated Financial Statements.

As described in Note 1 to the Consolidated Financial Statements in the Annual Report, we reclassified the asset, liability, revenue and expense balances of Pilot Travel Centers LLC (“Pilot”) from the Railroad, Utilities and Energy sections to the Insurance and Other sections of our Consolidated Balance Sheets and Statements of Earnings. Accordingly, we reclassified the Pilot balances in the accompanying Consolidated Statement of Earnings for the first quarter of 2024 from the Railroad, Utilities and Energy section to the Insurance and Other section to conform with current presentations for comparability purposes. These reclassifications had no effect on consolidated revenues, expenses or net earnings from the amounts previously reported. The reclassifications to the amounts previously reported in our Consolidated Statement of Earnings are summarized below (in millions).

	First Quarter 2024
	As previously reported	Reclassification	As reclassified
Revenues:
Insurance and Other:
Sales and service revenues	$37,472	$12,461	$49,933
Interest, dividend and other investment income	4,305	33	4,338
Railroad, Utilities and Energy:
Utility and energy operating revenues	17,690	(12,457)	5,233
Service revenues and other income	1,069	(37)	1,032
Costs and expenses:
Insurance and Other:
Cost of sales and services	29,395	11,397	40,792
Selling, general and administrative expenses	4,773	768	5,541
Interest expense	316	90	406
Railroad, Utilities and Energy:
Utility and energy cost of sales and other expenses	16,268	(12,165)	4,103
Interest expense	1,000	(90)	910

Notes to Consolidated Financial Statements

Note 2. New accounting and financial reporting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional income tax rate reconciliation and income taxes paid disclosures in annual financial statements. ASU 2023-09 may be adopted prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2024.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires detailed disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.

We are evaluating the impacts these pronouncements will have on disclosures in our Consolidated Financial Statements.

On March 6, 2024, the U.S. Securities Exchange Commission (“SEC”) issued Release No. 33-11275 and No. 34-99678 “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (“Climate Disclosure Rules”). On April 4, 2024, the SEC stayed implementation of the Climate Disclosure Rules, pending the completion of an ongoing judicial review. On March 27, 2025, the SEC voted to end its defense of the Climate Disclosure Rules.

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
U.S. Treasury, U.S. government corporations and agencies	$4,025	$18	$(1)	$4,042
Foreign governments	9,504	20	(72)	9,452
Corporate and other	1,314	232	(5)	1,541
	$14,843	$270	$(78)	$15,035
December 31, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,447	$16	$(4)	$4,459
Foreign governments	9,443	16	(97)	9,362
Corporate and other	1,324	225	(6)	1,543
	$15,214	$257	$(107)	$15,364

As of March 31, 2025, approximately 94% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at March 31, 2025 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$9,595	$4,444	$556	$125	$123	$14,843
Fair value	9,531	4,486	746	136	136	15,035

Note 4. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2025
Banks, insurance and finance	$14,268	$69,229	$83,497
Consumer products	13,760	87,110	100,870
Commercial, industrial and other	49,097	30,271	79,368
	$77,125	$186,610	$263,735
December 31, 2024
Banks, insurance and finance	$15,707	$75,936	$91,643
Consumer products	12,658	92,091	104,749
Commercial, industrial and other	47,141	28,055	75,196
	$75,506	$196,082	$271,588

Notes to Consolidated Financial Statements

Note 4. Investments in equity securities

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at March 31, 2025 and December 31, 2024 represented 69% and 71%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at each date were American Express Company, Apple Inc., Bank of America Corporation, The Coca-Cola Company and Chevron Corporation.

Since 2019, we have also owned non-voting Cumulative Perpetual Preferred Stock of Occidental Petroleum Corporation (“Occidental”) and Occidental common stock warrants. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP. We account for our investment in Occidental common stock under the equity method. See Note 5.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of March 31, 2025, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. To date, Occidental has been required to redeem approximately $1.5 billion of the aggregate liquidation value due to excess distributions by Occidental to its common stockholders, as defined under the terms of the Occidental preferred stock certificate of designations.

The Occidental common stock warrants allow us to purchase up to 83.86 million shares of Occidental common stock at an exercise price of $59.62 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of March 31, 2025, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 21.6% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments in certain entities that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of March 31, 2025, we owned 27.3% of the outstanding Kraft Heinz common stock and 28.2% of the outstanding Occidental common stock which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants.

Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an international energy company, whose activities include oil and natural gas exploration, development and production, and chemicals manufacturing businesses.

We also own a 50% interest in Berkadia Commercial Mortgage LLC (“Berkadia”). Jefferies Financial Group Inc. (“Jefferies”) owns the other 50% interest. Berkadia engages in mortgage banking, investment sales and servicing commercial/multi-family real estate loans. Berkadia’s commercial paper borrowing capacity (limited to $1.5 billion) is supported by a surety policy issued by a Berkshire insurance subsidiary. Jefferies is obligated to indemnify us for one-half of any losses incurred under the policy.

The fair values and our carrying values of these investments are included in the following table (in millions).

	Carrying Value		Fair Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Kraft Heinz	$13,523	$13,395	$9,903	$9,994
Occidental	17,165	17,287	13,078	13,053
Berkadia	456	452
	$31,144	$31,134

Notes to Consolidated Financial Statements

Note 5. Equity method investments

Kraft Heinz and Occidental common stocks are publicly traded. As of March 31, 2025, the excess of the carrying values over the fair values of our investments in Kraft Heinz and Occidental was 27% and 24%, respectively, of the carrying values of each investment. We evaluated these investments for other-than-temporary impairment as of March 31, 2025. For each investment, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, the operating results and financial condition of the company, as well as other factors. Based on the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings was not required as of March 31, 2025.

As of March 31, 2025, the carrying values of our investments in Kraft Heinz and Berkadia approximated our share of shareowners’ equity of each of these entities. The carrying value of our investment in Occidental common stock exceeded our share of its shareholders’ equity as of December 31, 2024 by approximately $9.9 billion. Based upon the limited information available to us, we concluded the excess represents goodwill.

Our earnings and distributions received from equity method investments are summarized in the following table (in millions). The earnings we recorded in the first quarter of 2025 and 2024 for Occidental represented our share of its earnings for the quarter ended December 31, 2024 and 2023, respectively.

	Equity in Earnings		Distributions Received
	First Quarter		First Quarter
	2025	2024	2025	2024
Kraft Heinz	$195	$215	$130	$130
Occidental	(82)	263	56	41
Berkadia	13	15	9	4
	$126	$493	$195	$175

Summarized consolidated financial information of Kraft Heinz follows (in millions).

	March 29, 2025	December 28, 2024
Assets	$90,274	$88,287
Liabilities	40,669	38,962

	First Quarter
	2025	2024
Sales	$5,999	$6,411
Net earnings attributable to common shareholders	712	801

Summarized consolidated financial information of Occidental follows (in millions).

	December 31, 2024	September 30, 2024
Assets	$85,445	$85,803
Liabilities	50,965	50,869

	Quarter ended December 31,
	2024	2023
Total revenues and other income	$6,837	$7,529
Net earnings (loss) attributable to common shareholders	(297)	1,029

Notes to Consolidated Financial Statements

Note 6. Investment gains (losses)

Investment gains (losses) are summarized as follows (in millions).

	First Quarter
	2025	2024
Investment gains (losses):
Equity securities:
Increase (decrease) in unrealized investment gains during the period on securities held at the end of the period	$(6,775)	$3,982
Investment gains (losses) on securities sold during the period	371	(2,104)
	(6,404)	1,878
Fixed maturity securities:
Gross realized gains	8	13
Gross realized losses	(47)	(12)
Other	8	(3)
	$(6,435)	$1,876

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we still own, as well as gains and losses on securities we sold during the period. Our proceeds from sales of equity securities were approximately $4.7 billion in the first quarter of 2025 and $20.0 billion in 2024. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. Our taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $3.1 billion in the first quarter of 2025 and taxable gains of $14.2 billion in 2024.

Note 7. Loans and finance receivables

Loans and finance receivables are summarized as follows (in millions).

	March 31, 2025	December 31, 2024
Loans and finance receivables, before allowances and discounts	$30,186	$29,700
Allowances for credit losses	(1,276)	(1,134)
Unamortized acquisition discounts and points	(779)	(768)
	$28,131	$27,798

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans. Reconciliations of the allowance for credit losses on loans and finance receivables follow (in millions).

	2025	2024
Balance at the beginning of the year	$1,134	$950
Provision for credit losses	183	39
Charge-offs, net of recoveries	(41)	(16)
Balance at March 31	$1,276	$973

As of March 31, 2025, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 97% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of March 31, 2025 follows (in millions).

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Performing	$1,829	$5,764	$4,857	$3,579	$2,980	$10,204	$29,213
Non-performing	1	11	25	18	19	70	144
	$1,830	$5,775	$4,882	$3,597	$2,999	$10,274	$29,357

Notes to Consolidated Financial Statements

Note 8. Other receivables

Other receivables are comprised of the following (in millions).

	March 31, 2025	December 31, 2024
Insurance and other:
Insurance premiums receivable	$20,083	$18,548
Reinsurance recoverables	5,366	5,177
Trade receivables	16,970	15,638
Other	5,666	5,199
Allowances for credit losses	(684)	(675)
	$47,401	$43,887
Railroad, utilities and energy:
Trade receivables	$3,708	$3,764
Other	699	862
Allowances for credit losses	(116)	(123)
	$4,291	$4,503

Aggregate provisions for credit losses related to receivables in the preceding tables in the first quarter were $124 million in 2025 and $107 million in 2024. Charge-offs, net of recoveries, in the first quarter were $124 million in 2025 and $116 million in 2024.

Note 9. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	March 31, 2025	December 31, 2024
Raw materials	$5,500	$5,421
Work in process and other	3,237	3,150
Finished manufactured goods	5,115	4,898
Goods acquired for resale	10,182	10,539
	$24,034	$24,008

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.0 billion as of March 31, 2025 and December 31, 2024.

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2025	December 31, 2024
Land, buildings and improvements	$20,951	$20,735
Machinery and equipment	32,866	32,475
Furniture, fixtures and other	5,699	5,501
	59,516	58,711
Accumulated depreciation	(29,301)	(28,640)
	$30,215	$30,071

Notes to Consolidated Financial Statements

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2025	December 31, 2024
Railroad:
Land, track structure and other roadway	$74,882	$74,093
Locomotives, freight cars and other equipment	15,463	15,766
Construction in progress	1,869	1,813
	92,214	91,672
Accumulated depreciation	(20,969)	(20,411)
	71,245	71,261
Utilities and energy:
Utility generation, transmission and distribution systems	104,030	103,015
Interstate natural gas pipeline assets	20,327	20,237
Independent power plants and other	15,389	14,840
Construction in progress	9,575	8,793
	149,321	146,885
Accumulated depreciation	(44,007)	(43,116)
	105,314	103,769
	$176,559	$175,030

Property, plant and equipment depreciation expense for the first quarter of 2025 and 2024 is summarized below (in millions).

	2025	2024
Insurance and other	$784	$767
Railroad, utilities and energy	1,665	1,625
	$2,449	$2,392

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2025	December 31, 2024
Railcars	$10,195	$10,137
Aircraft	14,635	14,201
Other	5,666	5,686
	30,496	30,024
Accumulated depreciation	(12,512)	(12,196)
	$17,984	$17,828

Depreciation expense on equipment held for lease in the first quarter was $372 million in 2025 and $341 million in 2024. Fixed and variable operating lease revenues are summarized below (in millions).

	First Quarter
	2025	2024
Fixed	$1,683	$1,552
Variable	748	670
	$2,431	$2,222

Notes to Consolidated Financial Statements

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first quarter of 2025 and for the year ended December 31, 2024 follow (in millions).

	March 31, 2025	December 31, 2024
Balance at the beginning of the year*	$83,880	$84,626
Business acquisitions	58	87
Other, including foreign currency translation	69	(833)
Balance at the end of the period*	$84,007	$83,880

——————

* Net of accumulated goodwill impairments of $11.5 billion as of March 31, 2025 and December 31, 2024 and $11.1 billion as of December 31, 2023.

Other intangible assets are summarized below (in millions).

	March 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$30,896	$8,990	$21,906	$30,941	$8,840	$22,101
Trademarks and trade names	9,017	1,075	7,942	9,007	1,041	7,966
Patents and technology	5,433	4,450	983	5,375	4,359	1,016
Other	5,571	2,071	3,500	5,551	1,996	3,555
	$50,917	$16,586	$34,331	$50,874	$16,236	$34,638
Railroad, utilities and energy:
Customer relationships and contracts	$1,541	$738	$803	$1,553	$728	$825
Other	436	129	307	437	126	311
	$1,977	$867	$1,110	$1,990	$854	$1,136

Intangible asset amortization expense in the first quarter was $444 million in 2025 and $435 million in 2024. Intangible assets with indefinite lives were $18.9 billion as of March 31, 2025 and December 31, 2024 and primarily related to certain customer relationships and trademarks and trade names. Railroad, utilities and energy intangible assets are included in other assets.

Note 13. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 14) follow (in millions).

	2025	2024
Balance at the beginning of the year:
Gross liabilities	$115,151	$111,082
Reinsurance recoverable on unpaid losses	(4,593)	(4,893)
Net liabilities	110,558	106,189
Losses and loss adjustment expenses incurred:
Current accident year	14,638	13,854
Prior accident years	(163)	(634)
Total	14,475	13,220
Losses and loss adjustment expenses paid:
Current accident year	(3,788)	(3,663)
Prior accident years	(9,105)	(8,979)
Total	(12,893)	(12,642)
Foreign currency effect	198	(76)
Balance at March 31:
Net liabilities	112,338	106,691
Reinsurance recoverable on unpaid losses	4,785	4,791
Gross liabilities	$117,123	$111,482

Notes to Consolidated Financial Statements

Note 13. Unpaid losses and loss adjustment expenses

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and loss adjustment expenses incurred in the preceding table related to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and loss adjustment expenses incurred and paid are net of reinsurance recoveries. Current accident year incurred losses from significant catastrophe events (losses exceeding $150 million per event) in the first quarter of 2025 were $1.1 billion from the Southern California wildfires. There were no significant catastrophe events in the first quarter of 2024.

We recorded net reductions of estimated ultimate liabilities for prior accident years’ claims of $163 million in the first quarter of 2025 and $634 million in the first quarter of 2024, which reduced losses and loss adjustment expenses incurred in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.1% in 2025 and 0.6% in 2024.

Our primary insurance businesses recorded net increases in prior accident years’ estimated ultimate claim liabilities of $167 million in the first quarter of 2025, primarily attributable to increased loss estimates for casualty exposures, partly offset by lower loss estimates for property coverages. Our primary insurance businesses reduced estimated losses for prior accident years in the first quarter of 2024 by $248 million, which derived primarily from lower estimates for medical professional liability and property coverages. Our reinsurance businesses recorded net reductions of estimated ultimate liabilities for prior accident years in the first quarter of $330 million in 2025 and $386 million in 2024. These reductions were primarily attributable to lower estimates for property coverages.

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Exposures include significant asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and thus, our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses follow (in millions).

	2025	2024
Balance at the beginning of the year	$32,443	$34,647
Losses and loss adjustment expenses incurred	2	51
Losses and loss adjustment expenses paid	(511)	(408)
Foreign currency effect	40	(45)
Balance at March 31	$31,974	$34,245

Losses and loss adjustment expenses incurred above	$2	$51
Deferred charge adjustments	169	177
Losses and loss adjustment expenses incurred, including deferred charge adjustments	$171	$228

We classify incurred and paid losses and loss adjustment expenses based on the inception dates of the contracts, which reflect when our exposure to losses began. Substantially all of the losses and loss adjustment expenses incurred and paid related to contracts written in prior years. Losses and loss adjustment expenses incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. Deferred charge assets on retroactive reinsurance contracts were $8.6 billion at March 31, 2025 and $8.8 billion at December 31, 2024.

Note 15. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	March 31,
	2025	2024
Periodic payment annuity ("annuities")	$10,376	$10,749
Life and health	4,485	4,259
Other	2,873	2,979
	$17,734	$17,987

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Reconciliations of the liabilities for each of our principal product categories follow (in millions). The information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Annuities		Life and health
	2025	2024	2025	2024
Expected future policy benefits:
Balance at the beginning of the year	$10,276	$11,212	$43,784	$52,665
Balance at the beginning of the year - original discount rates	11,757	11,681	55,170	65,871
Effect of cash flow assumption changes	—	—	(75)	(34)
Effect of actual versus expected experience	2	2	218	(12,870)
Change in benefits, net	(120)	(115)	(562)	(449)
Interest accrual	138	136	318	284
Foreign currency effect	49	2	263	(389)
Balance at March 31 - original discount rates	11,826	11,706	55,332	52,413
Effect of changes in discount rate assumptions	(1,450)	(957)	(12,086)	(11,627)
Balance at March 31	$10,376	$10,749	$43,246	$40,786

Expected future net premiums:
Balance at the beginning of the year			$39,294	$46,916
Balance at the beginning of the year - original discount rates			49,500	58,731
Effect of cash flow assumption changes			(66)	(25)
Effect of actual versus expected experience			195	(11,278)
Change in premiums, net			(544)	(407)
Interest accrual			285	251
Foreign currency effect			234	(358)
Balance at March 31 - original discount rates			49,604	46,914
Effect of changes in discount rate assumptions			(10,843)	(10,387)
Balance at March 31			$38,761	$36,527

Liabilities for future policy benefits:
Balance at March 31	$10,376	$10,749	$4,485	$4,259
Reinsurance recoverables	—	—	(47)	(50)
Balance at March 31, net of reinsurance recoverables	$10,376	$10,749	$4,438	$4,209

Expected future policy benefits and expected future net premiums declined in the first quarter of 2024, primarily attributable to the commutations of certain life reinsurance contracts. The impacts of these contract commutations were included in the effects of actual versus expected experience.

Other information relating to our long-duration insurance liabilities follows (dollars in millions).

	Annuities		Life and health
	March 31,		March 31,
	2025	2024	2025	2024
Undiscounted expected future gross premiums	$—	$—	$100,956	$95,514
Discounted expected future gross premiums	—	—	59,104	56,585
Undiscounted expected future benefits	30,603	30,953	92,018	86,800
Weighted average discount rate	5.7%	5.4%	5.2%	4.9%
Weighted average accretion rate	4.8%	4.8%	2.7%	2.7%
Weighted average duration	16 years	17 years	14 years	13 years

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for the first quarter of 2025 and 2024 were as follows (in millions).

	Gross premiums		Interest expense
	2025	2024	2025	2024
Annuities	$—	$—	$138	$136
Life and health	951	944	33	33

Note 16. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2025.

	Weighted Average Interest Rate	March 31, 2025	December 31, 2024
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2026-2047	3.5%	$3,546	$3,749
Euro denominated due 2027-2041	1.4%	3,864	4,733
Japanese Yen denominated due 2025-2060	1.0%	13,221	12,609
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,470	14,469
Great Britain Pound denominated due 2039-2059	2.5%	2,226	2,156
Euro denominated due 2030-2034	1.8%	1,347	1,290
Other subsidiary borrowings due 2025-2051	4.4%	4,551	4,564
Short-term subsidiary borrowings	6.3%	1,236	1,315
		$44,461	$44,885

Berkshire borrowings consist of senior unsecured debt. Berkshire repaid approximately $1.3 billion of maturing debt in the first quarter of 2025. In April 2025, Berkshire issued ¥90 billion ($632 million) of senior notes with maturity dates ranging from 2028 to 2055 and a weighted average interest rate of 1.637% and repaid ¥41.6 billion ($289 million) of senior notes that matured.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $2.7 billion at March 31, 2025. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥1,988 billion par at March 31, 2025) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on these borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax losses of $936 million in the first quarter of 2025 and pre-tax gains of $781 million in the first quarter of 2024.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2025.

	Weighted Average Interest Rate	March 31, 2025	December 31, 2024
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2025-2053	4.4%	$12,708	$13,107
Subsidiary and other debt due 2025-2064	4.7%	44,579	42,150
Short-term borrowings	5.2%	685	1,123
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2025-2097	4.7%	23,494	23,497
		$81,466	$79,877

Notes to Consolidated Financial Statements

Note 16. Notes payable and other borrowings

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first quarter of 2025, BHE subsidiaries issued $2.4 billion of term debt, with a weighted average interest rate of 6.5% and maturity dates ranging from 2035 to 2055, and BHE and its subsidiaries repaid term debt and short-term borrowings of approximately $890 million in the aggregate.

BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2025, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $11.7 billion at March 31, 2025, of which approximately $10.6 billion related to BHE and its subsidiaries.

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,042	$4,042	$4,008	$34	$—
Foreign governments	9,452	9,452	9,330	122	—
Corporate and other	1,541	1,541	—	1,043	498
Investments in equity securities	263,735	263,735	253,939	10	9,786
Investments in Kraft Heinz & Occidental common stock	30,688	22,981	22,981	—	—
Loans and finance receivables	28,131	27,519	—	385	27,134
Derivative contract assets (1)	186	186	31	138	17
Derivative contract liabilities (1)	244	244	15	133	96
Notes payable and other borrowings:
Insurance and other	44,461	39,698	—	39,662	36
Railroad, utilities and energy	81,466	74,876	—	74,876	—

December 31, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,459	$4,459	$4,425	$34	$—
Foreign governments	9,362	9,362	9,199	163	—
Corporate and other	1,543	1,543	—	1,041	502
Investments in equity securities	271,588	271,588	261,910	10	9,668
Investments in Kraft Heinz & Occidental common stock	30,682	23,047	23,047	—	—
Loans and finance receivables	27,798	27,579	—	810	26,769
Derivative contract assets (1)	201	201	33	158	10
Derivative contract liabilities (1)	234	234	15	143	76
Notes payable and other borrowings:
Insurance and other	44,885	40,181	—	40,158	23
Railroad, utilities and energy	79,877	72,506	—	72,506	—

——————

(1) Assets are included in other assets, and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements

Note 17. Fair value measurements

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

Reconciliations of significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follow (in millions).

	Balance at January 1	Gains (losses) in earnings	Balance at March 31
Investments in equity securities:
2025	$9,663	$117	$9,780
2024	10,468	199	10,667

Quantitative information as of March 31, 2025 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,618	Discounted cash flow	Expected duration	5 years
			Discounts for liquidity and subordination	325 bps
Common stock warrants	1,162	Warrant pricing model	Expected duration	6 years
			Volatility	42%

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

Note 18. Common stock

Changes in shares of Berkshire’s common stock are shown in the table below. In addition to our common stock, one million shares of preferred stock are authorized, but none are issued.

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2024	623,902	(76,340)	547,562	1,551,291,352	(215,299,213)	1,335,992,139
Conversions of Class A to Class B common stock	(3,717)	—	(3,717)	5,575,500	—	5,575,500
Balance at March 31, 2025	620,185	(76,340)	543,845	1,556,866,852	(215,299,213)	1,341,567,639

Notes to Consolidated Financial Statements

Note 18. Common stock

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,438,223 shares outstanding as of March 31, 2025 and December 31, 2024.

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

Berkshire’s common stock repurchase program permits Berkshire to repurchase its shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $30 billion. The repurchase program does not obligate Berkshire to repurchase any specific dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no treasury shares acquired during the first quarter of 2025.

Note 19. Income taxes

Our consolidated effective income tax rate in the first quarter of 2025 was 9.2% compared to 18.3% in the first quarter of 2024. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses with respect to our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

The Organization for Economic Co-operation and Development issued Pillar Two model rules introducing a global minimum tax of 15%. While the U.S. has not adopted the Pillar Two rules, various countries are enacting legislation to adopt the rules. We do not currently have material operations in jurisdictions with income tax rates lower than the Pillar Two minimum tax rate, and we do not currently expect these rules will materially increase our global tax costs. There remains uncertainty as to the final Pillar Two rules.

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
2025
Balance at the beginning of the year	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)
Other comprehensive income	30	474	28	(38)	6	500
Balance at March 31, 2025	$147	$(6,565)	$2,043	$1,110	$181	$(3,084)

2024
Balance at the beginning of the year	$190	$(5,393)	$1,353	$(97)	$184	$(3,763)
Other comprehensive income	(29)	(523)	284	3	(22)	(287)
Balance at March 31, 2024	$161	$(5,916)	$1,637	$(94)	$162	$(4,050)

Notes to Consolidated Financial Statements

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2025 and 2024 follows (in millions).

	2025	2024
Cash paid during the period for:
Income taxes	$392	$339
Interest:
Insurance and other	435	557
Railroad, utilities and energy	905	803

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

PacifiCorp

In September 2020, a severe weather event with high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries, loss of life and widespread power outages in Oregon and Northern California. These wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate and included the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires (the “2020 Wildfires”) indicate over 2,000 structures destroyed, including residences; several other structures damaged; multiple individuals injured; and several fatalities.

A significant number of complaints and demands alleging similar claims have been filed in Oregon and California, including a class action complaint in Oregon associated with the 2020 Wildfires for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, as well as punitive damages, other damages and attorneys’ fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints.

Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. In December 2024, the United States of America filed a complaint against PacifiCorp in conjunction with the correspondence from the U.S. Department of Justice. The civil cover sheet accompanying the complaint demands damages estimated to exceed $900 million. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims.

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands in California approximate $51 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $51 billion, $48 billion represents the economic and noneconomic damages sought in the James mass complaints described below. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

The 2020 wildfires and 2022 wildfire discussed below are referred to as the “Wildfires.” Based on available information to date, we believe it is probable that losses will be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation and similar processes. Investigations into the cause and origin of each of the 2020 Wildfires are complex and ongoing and have been or are being conducted by various entities, including the U.S. Department of Agriculture Forest Service (“USFS”), the California Public Utilities Commission, the Oregon Department of Forestry (“ODF”), the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The report also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period October 5, 2020 to December 8, 2020, concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The report states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires with government timber and suppression cost claims remaining.

In April 2023, the USFS issued its report of investigation into a wildland fire that began in the Opal Creek wilderness outside of the Santiam Canyon that was first reported on August 16, 2020 (“Beachie Creek Fire”), approximately three weeks prior to the September 2020 wind event described above. In March 2025, PacifiCorp received the ODF’s final investigation report on the Santiam Canyon fires (“ODF’s Report”), which concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF’s Report also found that PacifiCorp’s power lines did not contribute to the overall spread of fire into the Santiam Canyon even though its power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

The Beachie Creek fire that spread into the Santiam Canyon burned approximately 193,000 acres; the South Obenchain fire burned approximately 33,000 acres; the Echo Mountain Complex fire burned approximately 3,000 acres; and the 242 fire burned approximately 14,000 acres. The James cases described below are associated with the Beachie Creek (Santiam Canyon), South Obenchain, Echo Mountain Complex and 242 fires, which are four distinct fires located hundreds of miles apart.

On September 30, 2020, a class action complaint against PacifiCorp was filed captioned Jeanyne James et al. v. PacifiCorp et al. (“James”), in Oregon Circuit Court in Multnomah County, Oregon (the “Multnomah Court”) in connection with the 2020 Wildfires. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp’s assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things, seeking damages not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Numerous cases were consolidated into the original James complaint.

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

In January, April and June 2024, the Multnomah Court entered limited judgments and money awards for the James jury verdicts issued in June 2023 for the first trial in which the jury found PacifiCorp’s conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class, and the first two damages phase trials for which the verdicts were issued in January and March 2024. The limited judgments award aggregate damages of $210 million, including $32 million of doubled economic damages, $147 million of noneconomic damages and $41 million of punitive damages based on a 0.25 multiplier applied to economic and noneconomic damages, partially offset by insurance proceeds received by plaintiffs. For each limited judgment entered in the court, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in the James case, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. PacifiCorp amended its appeal of the June 2023 James verdict to include both the January and March 2024 jury verdicts. The appeals process and further actions could take several years.

In February and March 2025, the juries for the third and fourth James damages phase trials awarded fifteen plaintiffs $66 million of noneconomic damages in addition to over $6 million of economic damages. PacifiCorp expects the court will award the doubling of economic damages to $13 million and increase the awards for $18 million in punitive damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total awards for the fifteen plaintiffs to be approximately $97 million. PacifiCorp filed post-trial motions with the Multnomah Court requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury’s damage awards associated with the February and March 2025 jury verdicts once judgments are entered.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

In October 2024, the Multnomah Court issued a case management order, which sets forth nine additional damages phase trials with up to ten plaintiffs per trial. The trials are scheduled to occur throughout 2025, with the verdicts for the first trials received in February and March 2025, as described above. A hearing is scheduled for May 9, 2025, to evaluate scheduling additional damages phase trials in 2026. On March 20, 2025, PacifiCorp filed a motion to stay the remaining James damages phase trials in consideration of the ODF’s Report. The motion was heard by the court and was denied on April 18, 2025.

On April 1, 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addressed numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of noneconomic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF’s Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs’ reply brief and cross-appeal is due May 20, 2025.

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp’s service territory (the “2022 Wildfire”) burning over 60,000 acres. Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 Wildfire.

A provision for a loss contingency is recorded when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Estimated probable losses associated with the Wildfires were based on the information available to the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case. Estimated losses on the Wildfires include estimates for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is able to reasonably estimate at this time, and which is subject to change as additional relevant information becomes available.

Through March 31, 2025, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.75 billion, of which approximately $1.3 billion has been paid in connection with settlements. There were no Wildfire loss accruals recorded in the first quarters of 2025 or 2024. Estimated unpaid liabilities were approximately $1.4 billion at March 31, 2025. Insurance recoveries recorded to date in connection with the Wildfires were $530 million, which were recorded prior to 2024. All insurance recoveries have been received and no further insurance recoveries are expected to become available.

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

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial in the U.S. District Court for the Western District of Missouri returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all co-defendants have reached settlements with the plaintiffs. The U.S District Court approved these settlements in May and November 2024. All settlements have been appealed to the U.S. Court of Appeals for the Eighth Circuit.

In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries in the Burnett case to effectuate a nationwide class settlement. The final settlement agreement includes scheduled payments over the next four years and aggregating $250 million. HomeServices has made payments of $67 million through March of 2025. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Other legal matters

In September 2024, National Indemnity Company (“NICO”) entered into a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey (the “Court”) in 2023. Under the terms of the settlement agreement, NICO agreed to pay $535 million to the bankruptcy estate in consideration of a release of all estate causes of action against NICO and its affiliates. In connection with the settlement agreement, NICO recorded a pre-tax charge of $490 million, which is net of $45 million from a third party that was covered under the release. Certain creditors are opposing approval of the settlement agreement and could potentially pursue appeals of any approval granted by the Court.

Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that liabilities that may arise as a result of such other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Commitments

In January 2024, we acquired the remaining noncontrolling interests in Pilot for $2.6 billion. On September 30, 2024, BHE repurchased 5.85% of its outstanding common stock held by certain noncontrolling BHE shareholders for $2.9 billion. Additionally, in September and October 2024, Berkshire acquired the remaining 2.12% of BHE’s outstanding common stock held by noncontrolling shareholders in exchange for 2,291,631 shares of Berkshire Class B common stock valued at $1.045 billion. The acquisitions of these noncontrolling interests represented equity transactions. We recorded the differences between the consideration paid and the carrying values of the noncontrolling interests, net of deferred income tax liabilities, if applicable, to capital in excess of par value. Pilot and BHE are now wholly-owned subsidiaries.

Notes to Consolidated Financial Statements

Note 23. Revenues from contracts with customers

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
First quarter 2025
Manufactured products:
Industrial and commercial	$—	$—	$7,353	$73	$—	$—	$—	$7,426
Building	—	—	4,588	—	—	—	—	4,588
Consumer	—	—	4,260	—	—	—	—	4,260
Grocery and convenience store distribution	—	—	—	—	—	7,442	—	7,442
Food and beverage distribution	—	—	—	—	—	4,373	—	4,373
Auto sales	—	—	—	2,701	—	—	—	2,701
Other retail and wholesale distribution	—	—	877	3,569	10,153	—	—	14,599
Service	5,653	791	283	1,639	63	193	—	8,622
Electricity and natural gas	—	5,346	—	—	—	—	—	5,346
Total	5,653	6,137	17,361	7,982	10,216	12,008	—	59,357
Other revenues	46	207	1,391	2,130	206	8	26,380	30,368
	$5,699	$6,344	$18,752	$10,112	$10,422	$12,016	$26,380	$89,725

First quarter 2024
Manufactured products:
Industrial and commercial	$—	$—	$7,210	$52	$—	$—	$—	$7,262
Building	—	—	4,674	—	—	—	—	4,674
Consumer	—	—	4,193	—	—	—	—	4,193
Grocery and convenience store distribution	—	—	—	—	—	7,602	—	7,602
Food and beverage distribution	—	—	—	—	—	4,436	—	4,436
Auto sales	—	—	—	2,552	—	—	—	2,552
Other retail and wholesale distribution	—	—	819	3,768	12,393	—	—	16,980
Service	5,618	806	377	1,377	64	221	—	8,463
Electricity and natural gas	—	5,129	—	—	—	—	—	5,129
Total	5,618	5,935	17,273	7,749	12,457	12,259	—	61,291
Other revenues	19	330	1,238	1,923	37	41	24,990	28,578
	$5,637	$6,265	$18,511	$9,672	$12,494	$12,300	$24,990	$89,869

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of March 31, 2025 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,567	$19,013	$22,580
Other sales and service contracts	3,442	4,566	8,008

Notes to Consolidated Financial Statements

Note 24. Business segment data

Berkshire’s numerous and diverse businesses are managed on an unusually decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Berkshire views the business activities. The tabular information that follows shows data of Berkshire’s reportable business segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment transactions are not eliminated from segment results when those transactions are considered in assessing the results of the respective segments. Furthermore, investment gains and losses, goodwill and indefinite-lived intangible asset impairments and amortization of certain acquisition accounting adjustments or certain other corporate income and expense items are not considered in assessing the financial performance of operating businesses. Collectively, these items are included in corporate, eliminations and other to reconcile segment totals to consolidated amounts. The information in the following tables includes additional disclosures pursuant to ASU 2023-07, which we adopted as of December 31, 2024.

We view our insurance segment as possessing two distinct activities – underwriting and investing. Our underwriting activities are summarized for GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). Earnings data of our business segments are shown in the following tables (in millions).

	First Quarter 2025
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$10,752	$4,577	$6,475	$21,804	$3,571	$25,375
Costs and expenses:
Losses and LAE	7,424	3,452	3,770	14,646	—	14,646
Life, annuity and health benefits	—	—	1,068	1,068	—	1,068
Other segment items	1,155	1,269	1,944	4,368	10	4,378
Total costs and expenses	8,579	4,721	6,782	20,082	10	20,092
Earnings before income taxes	$2,173	$(144)	$(307)	$1,722	$3,561	$5,283

	First Quarter 2024
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$10,234	$4,541	$6,699	$21,474	$3,164	$24,638
Costs and expenses:
Losses and LAE	7,414	2,812	3,222	13,448	—	13,448
Life, annuity and health benefits	—	—	945	945	—	945
Other segment items	892	1,243	1,620	3,755	12	3,767
Total costs and expenses	8,306	4,055	5,787	18,148	12	18,160
Earnings before income taxes	$1,928	$486	$912	$3,326	$3,152	$6,478

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

	BNSF
	First Quarter
	2025	2024
Revenues	$5,720	$5,660
Costs and expenses:
Compensation and benefits	1,387	1,412
Fuel	770	855
Depreciation and amortization	671	657
Interest expense	272	265
Other segment items	1,017	952
Total costs and expenses	4,117	4,141
Earnings before income taxes	$1,603	$1,519

Other segment items of BNSF include purchased services, equipment rents and materials expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	BHE
	First Quarter
	2025	2024
Revenues	$6,356	$6,277
Costs and expenses:
Energy cost of sales	1,531	1,670
Energy operations and maintenance	1,249	1,235
Energy depreciation and amortization	1,009	982
Real estate costs and expenses	871	1,086
Interest expense	646	645
Other segment items	327	227
Total costs and expenses	5,633	5,845
Earnings before income taxes	$723	$432

Other segment items of BHE primarily consist of property taxes and other expenses.

	Manufacturing		Service and retailing
	First Quarter		First Quarter
	2025	2024	2025	2024
Revenues	$18,766	$18,529	$10,137	$9,703
Costs and expenses:
Cost of sales and services	12,329	12,232	6,064	5,786
Cost of leasing	294	243	1,589	1,448
Interest expense	285	198	27	29
Other segment items	3,142	2,942	1,516	1,532
Total costs and expenses	16,050	15,615	9,196	8,795
Earnings before income taxes	$2,716	$2,914	$941	$908

Other segment items of the manufacturing, services and retailing segments primarily consist of selling, general and administrative expenses.

	Pilot		McLane
	First Quarter		First Quarter
	2025	2024	2025	2024
Revenues	$10,430	$12,503	$12,175	$12,475
Costs and expenses:
Cost of sales and services	9,284	11,557	11,101	11,443
Depreciation and amortization	257	245	49	50
Other segment items	721	631	844	817
Total costs and expenses	10,262	12,433	11,994	12,310
Earnings before income taxes	$168	$70	$181	$165

Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses. Other segment items of McLane include general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts follow (in millions).

	Revenues		Earnings before income taxes
	First Quarter		First Quarter
	2025	2024	2025	2024
Total operating businesses	$88,959	$89,785	$11,615	$12,486
Investment gains (losses)	—	—	(6,435)	1,876
Equity method investments	—	—	126	493
Corporate, eliminations and other	766	84	(158)	851
	$89,725	$89,869	$5,148	$15,706

Notes to Consolidated Financial Statements

Note 24. Business segment data

Additional segment data follows (in millions).

	Interest expense		Income tax expense (benefit)
	First Quarter		First Quarter
	2025	2024	2025	2024
Business segments
Insurance	$—	$—	$1,054	$1,282
BNSF	272	265	389	376
BHE	646	645	(422)	(393)
Manufacturing	285	198	611	684
Pilot	72	94	37	(1)
McLane	7	5	45	42
Service and retailing	27	29	225	214
	1,309	1,236	1,939	2,204
Reconciliation to consolidated amount
Investment gains (losses)	—	—	(1,390)	394
Equity method investments	—	—	11	88
Corporate, eliminations and other	(52)	80	(84)	188
	$1,257	$1,316	$476	$2,874

	Capital expenditures		Depreciation and amortization
	First Quarter		First Quarter
	2025	2024	2025	2024
Business segments
Insurance	$24	$35	$107	$98
BNSF	652	721	671	657
BHE	2,128	2,153	1,019	994
Manufacturing	707	708	610	601
Pilot	204	172	257	245
McLane	22	25	49	50
Service and retailing	544	579	399	367
	$4,281	$4,393	3,112	3,012
Reconciliation to consolidated amount
Corporate, eliminations and other			153	156
			$3,265	$3,168

	Goodwill		Identifiable assets
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
Business segments
Insurance	$16,557	$16,557	$532,016	$539,884
BNSF	15,351	15,351	81,559	80,813
BHE	11,683	11,669	130,643	128,276
Manufacturing	27,829	27,716	120,901	119,860
Pilot	6,477	6,477	19,460	19,652
McLane	232	232	7,283	7,165
Service and retailing	5,878	5,878	38,130	37,198
	$84,007	$83,880	929,992	932,848
Reconciliation to consolidated amount
Corporate and other			150,533	137,153
Goodwill			84,007	83,880
			$1,164,532	$1,153,881

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2025	2024
Insurance – underwriting	$1,336	$2,598
Insurance – investment income	2,893	2,598
BNSF	1,214	1,143
Berkshire Hathaway Energy (“BHE”)	1,097	717
Manufacturing, service and retailing	3,060	3,088
Investment gains (losses)	(5,038)	1,480
Other	41	1,078
Net earnings attributable to Berkshire shareholders	$4,603	$12,702

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 24 to the accompanying Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2024) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors or events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. We are currently unable to reliably predict the potential impact on our businesses, whether through changes in product costs, supply chain costs and efficiency, and customer demand for our products and services. It is reasonably possible there could be adverse consequences on most, if not all, of our operating businesses, as well as on our investments in equity securities, which could significantly affect our future results.

Insurance underwriting after-tax earnings decreased $1.3 billion in the first quarter of 2025 compared to 2024. Underwriting results in the first quarter of 2025 included after-tax losses from the Southern California wildfires of approximately $860 million. After-tax earnings from insurance investment income increased $295 million in the first quarter of 2025 compared to 2024, attributable to higher interest income from investments in U.S. Treasury Bills, partially offset by lower dividend income.

After-tax earnings of BNSF increased 6.2% in the first quarter of 2025 compared to 2024 from higher volumes and overall improved operating efficiencies, despite the negative impacts of severe weather in February 2025. After-tax earnings of BHE increased $380 million (53.0%) in the first quarter of 2025 compared to 2024. The earnings increase reflected higher earnings from the utilities and energy businesses, lower earnings attributable to noncontrolling interests and reduced losses from the real estate brokerage businesses, primarily due to the impact of litigation settlement charges in the first quarter of 2024.

After-tax earnings from our manufacturing, service and retailing businesses decreased slightly in the first quarter of 2025 compared to 2024. Earnings in 2025 reflected an overall increase from our service and retailing businesses and an overall decrease from our manufacturing businesses. The majority of our businesses experienced lower revenues and earnings in the first quarter of 2025 compared to 2024.

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

Other earnings include corporate investment income, earnings from equity method investments and foreign currency exchange rate gains and losses related to the non-U.S. denominated debt of Berkshire and BHFC. After-tax foreign currency exchange rate losses were $713 million in the first quarter of 2025 compared to gains of $597 million in the first quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Insurance—Underwriting

Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant property catastrophe loss events. Further, we generally do not retrocede the risks we assume. We currently consider consolidated pre-tax losses exceeding $150 million from an event occurring in the current year to be significant. We incurred significant losses from the Southern California wildfires in the first quarter of 2025, while we experienced no significant catastrophe events in the first quarter of 2024. Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, and foreign currency transaction gains and losses arising from the remeasurement of non-U.S. Dollar denominated assets and liabilities can also significantly affect our periodic underwriting results.

We write primary insurance and reinsurance policies covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to generate pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. Time-value-of-money concepts are important considerations in establishing premiums for these policies, which are recognized as charges to earnings over the claim settlement periods.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2025	2024
Pre-tax underwriting earnings (loss):
GEICO	$2,173	$1,928
Berkshire Hathaway Primary Group	(144)	486
Berkshire Hathaway Reinsurance Group	(307)	912
Pre-tax underwriting earnings	1,722	3,326
Income taxes	386	728
Net underwriting earnings	$1,336	$2,598
Effective income tax rate	22.4%	21.9%

GEICO

GEICO writes property and casualty policies, primarily private passenger automobile insurance, in all 50 states and the District of Columbia. GEICO offers policies mainly by direct response methods where most customers apply for coverage directly to the company via the Internet or over the telephone. GEICO also operates an insurance agency that offers primarily homeowners and renters insurance to its auto policyholders. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2025		2024
	Amount	%	Amount	%
Premiums written	$11,506		$10,796
Premiums earned	$10,752	100.0	$10,234	100.0
Losses and loss adjustment expenses	7,424	69.0	7,414	72.5
Underwriting expenses	1,155	10.8	892	8.7
Total losses and expenses	8,579	79.8	8,306	81.2
Pre-tax underwriting earnings	$2,173		$1,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

Premiums written increased $710 million (6.6%) in the first quarter of 2025 compared to 2024, reflecting an increase in policies-in-force and higher average premiums per policy. Premiums earned increased $518 million (5.1%) in the first quarter of 2025 compared to 2024.

Losses and loss adjustment expenses increased $10 million (0.1%) in the first quarter of 2025 compared to 2024. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 69.0% in the first quarter of 2025, a decrease of 3.5 percentage points compared to 2024. The loss ratio decline reflected the impact of higher average premiums per auto policy and lower claims frequencies, partially offset by increases in average claims severities and less favorable development of prior accident years’ claims estimates.

Private passenger automobile claims frequencies declined in the first quarter of 2025 versus 2024 for property damage and collision coverages (six to nine percent range), with bodily injury coverage down slightly. Average auto claims severities increased in the first quarter of 2025 for property damage and collision coverages (one to three percent range) and bodily injury coverage (six to eight percent range) compared to 2024. Losses and loss adjustment expenses included reductions in the ultimate loss estimates for prior accident years’ claims of $45 million in the first quarter of 2025 compared to $155 million in 2024.

Underwriting expenses increased $263 million in the first quarter of 2025 compared to 2024. GEICO’s expense ratio (underwriting expense to premiums earned) was 10.8% in the first quarter of 2025, an increase of 2.1 percentage points compared to 2024, attributable to increased policy acquisition related expenses, partially offset by increased operating leverage. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

Berkshire Hathaway Primary Group

BH Primary consists of several independently managed businesses that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance (“BHSI”), RSUI Group Inc. and CapSpecialty, Inc. (“RSUI and CapSpecialty”), Berkshire Hathaway Homestate companies (“BHHC”), MedPro Group, GUARD Insurance group of companies (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct (“BH Direct”) and U.S. Liability Insurance companies (“USLI”).

A summary of BH Primary’s underwriting results follows (dollars in millions).

	First Quarter
	2025		2024
	Amount	%	Amount	%
Premiums written	$4,423		$4,493
Premiums earned	$4,577	100.0	$4,541	100.0
Losses and loss adjustment expenses	3,452	75.4	2,812	61.9
Underwriting expenses	1,269	27.7	1,243	27.4
Total losses and expenses	4,721	103.1	4,055	89.3
Pre-tax underwriting earnings (loss)	$(144)		$486

Premiums written declined 1.6% in the first quarter of 2025 compared to 2024. The decline was primarily due to a 34% reduction at GUARD and, to a lesser degree at RSUI, partially offset by higher volumes at NICO Primary, BHHC and BH Direct. GUARD’s premium decline reflected volume reductions across multiple product categories through exiting certain unprofitable lines and tightened overall underwriting standards. The decline at RSUI was primarily due to lower volumes, partly offset by increased retentions. The increases at NICO Primary and BHHC were primarily attributable to commercial auto business, while the increase at BH Direct reflected growth across several lines of business and product categories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

Losses and loss adjustment expenses increased $640 million (22.8%) and the loss ratio increased 13.5 percentage points in the first quarter of 2025 compared to 2024. Losses incurred from the Southern California wildfires were approximately $300 million in the first quarter of 2025. Losses incurred in 2025 also included increases in estimated ultimate losses for prior accident years’ claims of $212 million, attributable to higher ultimate loss estimates in liability coverages, partly offset by lower ultimate loss estimates in property and medical liability coverages. Incurred loss estimates for prior accident years’ claims were reduced $93 million in the first quarter of 2024. Medical professional liability and other liability claim costs continue to be negatively impacted by unfavorable social inflation trends, including the impacts of jury awards and litigation costs.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through several subsidiaries, led by National Indemnity Company, General Reinsurance Corporation, General Reinsurance AG and Transatlantic Reinsurance Company. We also write life and health reinsurance coverages through General Re Life Corporation, General Reinsurance AG and Berkshire Hathaway Life Insurance Company of Nebraska. A summary of BHRG’s pre-tax underwriting results follows (in millions).

	First Quarter
	2025	2024
Property/casualty	$68	$1,008
Life/health	70	108
Retroactive reinsurance	(209)	(147)
Periodic payment annuity	(199)	(151)
Variable annuity	(37)	94
Pre-tax underwriting earnings (loss)	$(307)	$912

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2025		2024
	Amount	%	Amount	%
Premiums written	$6,135		$6,455
Premiums earned	$5,235	100.0	$5,435	100.0
Losses and loss adjustment expenses	3,599	68.7	2,993	55.1
Underwriting expenses	1,568	30.0	1,434	26.4
Total losses and expenses	5,167	98.7	4,427	81.5
Pre-tax underwriting earnings	$68		$1,008

Premiums written in the first quarter of 2025 declined $320 million (5.0%) versus 2024, primarily attributable to lower volumes in property coverages. Premiums earned in the first quarter of 2025 decreased 3.7% compared to 2024.

Losses and loss adjustment expenses increased $606 million (20.2%) and the loss ratio increased 13.6 percentage points in the first quarter of 2025 compared to 2024. Losses incurred from the Southern California wildfires were approximately $770 million in the first quarter of 2025. Estimated ultimate liabilities for losses occurring in prior accident years were reduced $330 million in the first quarter of 2025 and $386 million in 2024, mostly attributable to lower-than-expected property losses.

Underwriting expenses increased $134 million (9.3%) and the expense ratio increased 3.6 percentage points in the first quarter of 2025 compared to 2024. Underwriting expenses included foreign currency exchange losses from the remeasurement of certain non-U.S. Dollar denominated liabilities of $142 million in the first quarter of 2025 and gains of $26 million in 2024. Otherwise, underwriting expenses in 2025 declined 2.3% from 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2025		2024
	Amount	%	Amount	%
Premiums written	$1,243		$1,231
Premiums earned	$1,240	100.0	$1,229	100.0
Life and health benefits	956	77.1	833	67.8
Underwriting expenses	214	17.3	288	23.4
Total benefits and expenses	1,170	94.4	1,121	91.2
Pre-tax underwriting earnings	$70		$108

Premiums written and earned in the first quarter of 2025 were substantially unchanged from 2024. Pre-tax underwriting earnings in the first quarter of 2025 declined $38 million, reflecting the impact of life contract commutation gains of $51 million in the first quarter of 2024 and increased losses from U.S. long-term care business, partially offset by increased earnings from other life business.

Retroactive reinsurance

We have written no significant new retroactive reinsurance contracts over the past several years. Pre-tax underwriting results derive from changes in the ultimate claim liability estimates and changes in the related deferred charge assets, as well as from foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced losses of $40 million in the first quarter of 2025 and gains of $45 million in 2024. Pre-tax underwriting losses before foreign currency exchange gains were $169 million in the first quarter of 2025 and $192 million in 2024.

Unpaid losses and loss adjustment expenses for retroactive reinsurance contracts declined $469 million in the first quarter of 2025 to $32.0 billion at March 31, 2025, primarily due to loss payments. Deferred charge assets on retroactive reinsurance contracts declined $169 million in the first quarter of 2025 to $8.6 billion at March 31, 2025. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Periodic payment annuity business is price and demand sensitive, and the supply of available business is affected by the timing of underlying legal claim settlements. Premium rates for new business continue to be at unacceptable levels. We have written no new business since 2022.

Pre-tax underwriting losses from periodic payment annuity contracts in each period included the accretion of discounted liabilities and includes liabilities for contracts without life contingencies, as well as foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced losses of $49 million in the first quarter of 2025 and were insignificant in the first quarter of 2024. Pre-tax underwriting losses before foreign currency effects were $150 million in the first quarter of 2025 and $149 million in 2024. Periodic payment annuity liabilities were $14.4 billion at March 31, 2025, including liabilities of $4.0 billion for contracts without life contingencies and the effects of discount rate changes recorded in accumulated other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax losses of $37 million in the first quarter of 2025 compared to earnings of $94 million in 2024. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter		Percentage
	2025	2024	Change
Interest and other investment income	$2,519	$1,931	30.5%
Dividend income	1,042	1,221	(14.7)
Pre-tax net investment income	3,561	3,152	13.0
Income taxes	668	554
Net investment income	$2,893	$2,598
Effective income tax rate	18.8%	17.6%

Interest and other investment income in the first quarter of 2025 increased $588 million (30.5%) compared to 2024. The increase was primarily attributable to increases in U.S. Treasury Bills and other short-term investment balances, partially offset by lower interest rates. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Dividend income in the first quarter of 2025 declined $179 million (14.7%) compared to 2024. The decline was primarily due to net dispositions of equity securities, partially offset by higher dividend rates on certain of our holdings. Dividend income also varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

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

Float was approximately $173 billion at March 31, 2025 and $171 billion at December 31, 2024. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting gains in the first quarter of 2025 and 2024, and the average cost of float was negative in each period.

A summary of cash and investments held in our insurance businesses follows (in millions).

	March 31, 2025	December 31, 2024
Cash, cash equivalents and U.S. Treasury Bills	$219,898	$212,591
Equity securities	256,399	263,366
Fixed maturity securities	14,795	15,137
Other, including loans to affiliates	5,431	5,980
	$496,523	$497,074

Fixed maturity investments as of March 31, 2025 follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,836	$16	$3,852
Foreign governments	9,492	(52)	9,440
Corporate and other	1,278	225	1,503
	$14,606	$189	$14,795

U.S. government obligations are rated AA+ or Aaa by the major rating agencies. Approximately 94% of our foreign government investments were rated AA or higher by at least one of the major rating agencies. Foreign government securities are issued or unconditionally guaranteed by national or provincial government entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America, with over 32,500 route miles of track in 28 states. BNSF also operates in three Canadian provinces. BNSF classifies its major business groups by type of product shipped, including consumer products, agricultural and energy products, industrial products and coal. A summary of BNSF’s earnings follows (dollars in millions).

	First Quarter
	2025	2024
Railroad operating revenues	$5,676	$5,644
Railroad operating expenses	3,855	3,921
Railroad operating earnings	1,821	1,723
Other revenues (expenses), net	54	61
Interest expense	(272)	(265)
Pre-tax earnings	1,603	1,519
Income taxes	389	376
Net earnings	$1,214	$1,143
Effective income tax rate	24.3%	24.8%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units
	First Quarter		Percentage
	2025	2024	Change
Consumer products	1,382	1,272	8.6%
Agricultural and energy products	345	346	(0.3)
Industrial products	332	353	(5.9)
Coal	298	293	1.7
	2,357	2,264	4.1

Railroad operating revenues increased slightly in the first quarter of 2025 compared to 2024 primarily due to a 4.1% increase in unit volume and core pricing gains, partially offset by a decline in average revenue per car/unit resulting from lower fuel surcharge revenue and unfavorable business mix. Pre-tax earnings increased 5.5% in the first quarter of 2025 compared to 2024.

Operating revenues from consumer products were $2.0 billion in the first quarter of 2025, an increase of 3.2% from 2024, reflecting an increase in volumes of 8.6%, partially offset by lower average revenue per car/unit. The volume increase was primarily due to higher intermodal shipments resulting from increased west coast imports and an increase in automotive volume from higher vehicle production.

Operating revenues from agricultural and energy products were $1.6 billion in the first quarter of 2025, an increase of 0.8% compared to 2024, attributable to higher average revenue per car/unit, partially offset by a slight volume decrease. The slight volume decrease was mainly due to lower volumes of domestic grains.

Operating revenues from industrial products were $1.2 billion in the first quarter of 2025, a 3.3% decrease from 2024. The decline was attributable to a 5.9% decrease in volumes, partially offset by higher average revenue per car/unit. The volume decline was primarily due to weather related impacts and lower demand for construction and building products.

Operating revenues from coal were $734 million in the first quarter of 2025, a decline of 4.1% compared to 2024, reflecting lower average revenue per car/unit, partially offset by higher volumes of 1.7%. The volume increase was attributable to increased demand from higher natural gas prices.

Railroad operating expenses declined $66 million (1.7%) in the first quarter of 2025 compared to 2024. Fuel expenses declined $84 million (9.8%) in the first quarter of 2025 compared to 2024, reflecting lower average fuel prices, partially offset by higher volumes. Purchased services expenses increased $34 million (6.9%) in the first quarter of 2025 compared to 2024, primarily due to higher volume related costs, cargo security investments and general inflation.

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

	First Quarter
	2025	2024
Revenues:
Energy operating revenue	$5,506	$5,245
Real estate operating revenue	860	866
Other income	(10)	166
Total revenue	6,356	6,277
Costs and expenses:
Energy cost of sales	1,531	1,670
Energy operating expenses	2,585	2,444
Real estate operating costs and expenses	871	1,086
Interest expense	646	645
Total costs and expenses	5,633	5,845
Pre-tax earnings	723	432
Income tax benefit*	(422)	(393)
Net earnings after income taxes	1,145	825
Noncontrolling interests of BHE subsidiaries	45	36
Net earnings attributable to BHE	1,100	789
Noncontrolling interests and preferred stock dividends	3	72
Net earnings attributable to Berkshire shareholders	$1,097	$717
Effective income tax rate	(58.4)%	(91.0)%

——————

* Includes significant production tax credits primarily from wind-powered electricity generation.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	First Quarter		Percentage
	2025	2024	Change
U.S. utilities	$428	$376	13.8%
Natural gas pipelines	488	499	(2.2)
Other energy businesses	347	282	23.0
Real estate brokerage	(15)	(159)	90.6
Corporate interest and other	(148)	(209)	29.2
	$1,100	$789	39.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $52 million (13.8%) in the first quarter of 2025 compared to 2024, reflecting comparative increases in electric utility margin (operating revenue less cost of sales) and income tax benefits from recognized wind production tax credits ($40 million), partially offset by an increase in energy operating expenses and lower other income.

The U.S. utilities’ electric utility margin was $1.9 billion in the first quarter of 2025, an increase of $225 million (13.2%) compared to 2024. The increase reflected higher retail customer rates in certain territories, higher retail customer volumes and higher wholesale prices and volumes, partially offset by higher energy costs. Retail customer volumes increased 4.2% overall (up 11.3% at MEC, 2.4% at PacifiCorp and 0.8% at NV Energy) in the first quarter of 2025 compared to 2024, primarily due to an overall favorable impact of weather and an increase in the average number of customers. The increase in energy operating expenses was primarily due to depreciation and amortization expense, insurance expenses and general and plant maintenance costs.

Net earnings of natural gas pipelines decreased $11 million in the first quarter of 2025 compared to 2024. The decrease in earnings reflected higher interest expense, largely due to debt issued in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, decreased margin on gas sales and lower other income, partially offset by higher transportation and storage revenues.

Net earnings of other energy businesses increased $65 million in the first quarter of 2025 compared to 2024. The increase was primarily due to higher earnings at Northern Powergrid, from higher distribution revenue due to higher tariffs from inflation adjustments, partially offset by an income tax charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax in the United Kingdom.

Net losses of real estate brokerage decreased by $144 million in the first quarter of 2025 compared to 2024, primarily attributable to charges in 2024 with respect to the ongoing real estate industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries and effectuate a nationwide class settlement. See Note 22 to the accompanying Consolidated Financial Statements for additional information. The real estate brokerage business continues to be negatively impacted by the availability of homes for sale and high home prices.

Corporate interest and other after-tax earnings include BHE corporate interest expense and unallocated corporate and income tax expenses. Noncontrolling interests and preferred stock dividends include earnings attributable to non-Berkshire owners of BHE common stock and dividends on preferred stock held by other Berkshire subsidiaries. All remaining noncontrolling interests in BHE common stock were acquired in the second half of 2024 and the preferred stock was redeemed in the first quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2025	2024	Change
Revenues
Manufacturing	$18,766	$18,529	1.3%
Service and retailing	32,742	34,681	(5.6)
	$51,508	$53,210	(3.2)
Pre-tax earnings
Manufacturing	$2,716	$2,914	(6.8)%
Service and retailing	1,290	1,143	12.9
	4,006	4,057	(1.3)
Income taxes and noncontrolling interests	946	969
Net earnings*	$3,060	$3,088
Effective income tax rate	22.9%	23.2%
Pre-tax earnings as a percentage of revenues	7.8%	7.6%

——————

* Excludes certain acquisition accounting expenses, which primarily relate to the amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $124 million in the first quarter of 2025 and $125 million in the first quarter of 2024. These expenses are included in “Other” in the summary of earnings on page 29 and in the “Other” earnings table on page 43.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	First Quarter
	2025	2024
Revenues
Industrial products	$9,057	$8,883
Building products	6,168	6,089
Consumer products	3,541	3,557
	$18,766	$18,529
Pre-tax earnings
Industrial products	$1,581	$1,557
Building products	885	1,002
Consumer products	250	355
	$2,716	$2,914
Pre-tax earnings as a percentage of revenues
Industrial products	17.5%	17.5%
Building products	14.3	16.5
Consumer products	7.1	10.0

Industrial products

The industrial products group includes metal products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), and Marmon, which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into twelve groups, and includes equipment leasing for the rail, intermodal tank container and mobile crane industries. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International), a leader in drag reducing agents for pipelines (LiquidPower Specialty Products) and a structural steel fabrication products business (W&W|AFCO).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Revenues of the industrial products group were $9.1 billion in the first quarter of 2025, an increase of $174 million (2.0%) compared to the first quarter of 2024. Pre-tax earnings in 2025 increased $24 million (1.5%) compared to 2024. Pre-tax earnings as a percentage of revenues for the group were 17.5% for the first quarter of 2025, unchanged from 2024.

PCC’s revenues were $2.7 billion in the first quarter of 2025, an increase of 8.8% compared to the first quarter of 2024, primarily attributable to higher demand for aerospace products. PCC’s pre-tax earnings increased 40.7% in the first quarter of 2025 compared to the first quarter of 2024. The improved results reflect sales increases and improved manufacturing and operating efficiencies, partly offset by charges and expenses associated with a fire at a fasteners facility in the first quarter of 2025.

Lubrizol’s revenues were $1.6 billion in the first quarter of 2025, a decrease of 4.7% compared to 2024. The decline was attributable to lower volumes and selling prices, partially offset by favorable product mix. Lubrizol’s pre-tax earnings declined 25.8% in the first quarter of 2025 compared to 2024. The decrease was primarily attributable to restructuring charges in 2025 and lower volumes and selling prices, partially offset by lower raw material costs.

Marmon’s revenues were $3.1 billion in the first quarter of 2025, an increase of 3.4% compared to 2024. Seven of the twelve business groups generated higher revenues led by the Rail & Leasing group (17.5%), attributable to higher average lease rates and higher repair rates and volumes. Additionally, revenues increased in the Water Technologies (7.6%) and Foodservice Technologies (9.5%) groups, primarily due to volume increases, while revenues increased in the Electrical (6.8%) and Plumbing & Refrigeration (5.9%) groups, primarily attributable to copper price increases. The largest revenue declines were experienced by the Metal Services (13.2%) and Retail Solutions (25.2%) groups, reflecting a combination of reduced volumes and lower steel prices.

Marmon’s pre-tax earnings declined 2.4% in the first quarter of 2025 compared to 2024. Seven of Marmon’s business groups reported lower earnings, primarily driven by the Electrical group due to lower margins in the building wire business and soft demand in the utilities market. Additionally, earnings declined in the Metal Services and Retail Solutions groups due to lower revenues. These earnings decreases were partially offset by earnings increases in the Water Technologies, Plumbing & Refrigeration and Transportation Products groups. The impact of higher revenues in the Rail & Leasing group was largely offset by increased maintenance costs on tank cars requiring regulatory inspection and maintenance procedures and reduced gains from asset sales.

IMC’s revenues were $1.0 billion in the first quarter of 2025, a decrease of 3.3% compared to the first quarter of 2024. The decline reflected lower organic sales attributable to sluggish customer demand across all major regions, unfavorable foreign currency translation from a stronger U.S. Dollar and lower investment income, partially offset by the impact of business acquisitions. The decline in organic sales was attributable to weaker general economic conditions and ongoing geopolitical conflicts. IMC’s pre-tax earnings declined 18.7% in the first quarter of 2025 compared to 2024, primarily attributable to lower sales and gross margin rates and lower investment and other income. IMC operates globally and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

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

Revenues of the building products group increased $79 million (1.3%) and pre-tax earnings declined $117 million (11.7%) in the first quarter of 2025 compared to the first quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Clayton Homes’ revenues increased 7.4% to $2.9 billion in the first quarter of 2025 compared to 2024. Revenues from home sales increased $92 million (4.5%), reflecting a 6.3% increase in new home unit sales and higher average selling prices attributable to changes in sales mix. Financial services revenues in the first quarter of 2025 increased 14.7% compared to 2024, primarily due to increased interest income from higher average loan balances. Loan balances, net of allowances for credit losses, were approximately $27.6 billion as of March 31, 2025, an increase of 12.2% since March 31, 2024. Loan portfolio balances are largely funded by borrowings from Berkshire finance affiliates.

Pre-tax earnings of Clayton Homes declined $23 million (5.0%) in the first quarter of 2025 compared to 2024, attributable to lower earnings from financial services, partially offset by higher earnings from manufacturing and site-building activities. The decrease in earnings from financial services earnings was primarily attributable to increases in interest expense on borrowings from Berkshire finance affiliates and losses from homeowner property insurance claims. Interest expense increased $99 million (71.3%) in 2025 versus 2024, as borrowings from affiliates increased $6.6 billion to $24.6 billion at March 31, 2025 compared to March 31, 2024. The corresponding interest income on such borrowings is included in the “Other” earnings section on page 43. The increase in manufacturing and site-building earnings was primarily attributable to the increase in sales, partially offset by lower gross margin rates.

Our other building products businesses generated revenues of approximately $3.2 billion in the first quarter of 2025, a decrease of $123 million (3.6%) versus 2024. The decline was primarily attributable to MiTek and Shaw, due to falling demand and the impact of a divesture in 2025. Pre-tax earnings of our other building products businesses in the first quarter of 2025 declined $93 million (17.0%) compared to 2024. Earnings as a percentage of revenues in the first quarter of 2025 also declined 2.3 percentage points versus 2024. The earnings decline was primarily attributable to overall lower sales and average gross margin rates.

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

Consumer products group revenues were $3.5 billion in the first quarter of 2025, a decline of 0.4% compared to 2024. Revenue increases were generated by Forest River and Brooks Sports, reflecting overall higher volumes and sales mix changes, as well as from Richline, primarily due to the passthrough of higher metals costs. These increases were more than offset by revenue declines across the rest of the businesses, including Jazwares, Fruit of the Loom, Duracell and Garan, primarily due to lower customer demand.

Pre-tax earnings of our consumer products group declined $105 million (29.6%) in the first quarter of 2025 compared to 2024. The decrease was primarily attributable to lower earnings from Forest River, due to higher selling, general and administrative expenses, and from Garan, Jazwares and Duracell, primarily due to the impact of lower volumes and average gross margin rates. These declines were partially offset by higher earnings from Brooks Sports, attributable to increased revenues and gross margin rates, and Fruit of the Loom, attributable to lower manufacturing costs and the benefits of restructuring efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	First Quarter
	2025	2024
Revenues
Service	$5,493	$5,151
Retailing	4,644	4,552
Pilot	10,430	12,503
McLane	12,175	12,475
	$32,742	$34,681
Pre-tax earnings
Service	$648	$591
Retailing	293	317
Pilot	168	70
McLane	181	165
	$1,290	$1,143
Pre-tax earnings as a percentage of revenues
Service	11.8%	11.5%
Retailing	6.3	7.0
Pilot	1.6	0.6
McLane	1.5	1.3

Service

Our service group consists of several businesses. The largest of these businesses are NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training products and services to operators of aircraft, and TTI, a distributor of electronics components. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire), provide various facilities construction management services (IPS-Integrated Project Services, LLC (IPS)) and operate a television station in Miami, Florida (WPLG). McLane, which we view as a service business, is addressed separately, since it is deemed a separate segment for financial reporting purposes.

Service group revenues increased $342 million (6.6%) in the first quarter of 2025 compared to the first quarter of 2024, primarily attributable to higher revenues from aviation services (10.4%) and IPS (16.0%). Revenues from TTI in the first quarter of 2025 increased slightly versus 2024. The revenue increase from aviation services was primarily due to increases in the number of aircraft in shared aircraft ownership programs and an increase in flight hours across NetJets’ various programs, as well as higher average rates.

Service group pre-tax earnings increased $57 million (9.6%) in the first quarter of 2025 compared to 2024, primarily attributable to increases from aviation services, the leasing businesses and Charter Brokerage, partially offset by lower earnings from TTI. Pre-tax earnings as a percentage of revenues rose 0.3 percentage points in 2025 compared to 2024. The earnings increase from aviation services was primarily attributable to increased revenues, partially offset by higher flight crew, maintenance, fuel costs and depreciation expense. TTI’s earnings decline was primarily due to lower average gross margin rates, attributable to sales price pressures, as well as from unfavorable foreign currency effects.

McLane Company

McLane Company, Inc. (“McLane”) operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“retail”) and to restaurants (“restaurant”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The retail and restaurant businesses generate high sales and very low profit margins and operate in a highly competitive environment. These businesses have several significant customers and a reduction in purchasing by any of these customers could have an adverse impact on McLane's revenues and earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

McLane’s revenues declined $300 million (2.4%) in the first quarter of 2025 compared to 2024, primarily due to lower volumes attributable to changing overall economic conditions and consumer preferences on dining at restaurants. Pre-tax earnings in the first quarter of 2025 increased $16 million (9.7%) compared to 2024, reflecting an increase in the overall gross sales margin rate, partially offset by the impacts of lower sales and higher selling, general and administrative expenses.

Retailing

Our largest retailing business is Berkshire Hathaway Automotive, Inc. (“BHA”), which represented 71% of our retailing group revenue in 2025. BHA consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers and insures vehicle service contracts and related insurance products. Our retailing businesses also include four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. The home furnishings group represented 17% of the retailing group revenues in 2025.

Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany. Pilot Travel Centers (“Pilot”), which is primarily a retail business, is addressed separately since it is deemed a separate segment for financial reporting purposes.

Retailing group aggregate revenues increased 2.0% in the first quarter of 2025 compared to 2024. BHA revenues increased 5.3% in the first quarter of 2025 compared to 2024, while the home furnishings businesses experienced a comparative revenue decline of 1.4%. Revenues of the other retailing businesses in the first quarter of 2025 declined 9.8% versus 2024.

The comparative increase in BHA revenues in the first quarter of 2025 reflected higher new and pre-owned vehicle sales (6.0%), primarily due to increased units sold. BHA’s finance and insurance revenues increased 6.7% in the first quarter of 2025 compared to 2024. The comparative declines in revenues of the home furnishings and the other retailing businesses were primarily attributable to a combination of increased competition, sluggish demand and impacts of higher economic uncertainty.

Retailing group pre-tax earnings declined $24 million (7.6%) in the first quarter of 2025 compared to 2024. BHA’s pre-tax earnings in the first quarter of 2025 were essentially unchanged from 2024, attributable to lower gross margins on auto sales offset by earnings increases from the parts/service/repair and finance/service contract operations. Aggregate pre-tax earnings in the first quarter of 2025 for the remainder of our retailing group declined $24 million (32.8%) compared to 2024, reflecting lower earnings from our other retailing businesses, partially offset by increased earnings from the home furnishings businesses.

Pilot Travel Centers

Pilot operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. We acquired the remaining 20% noncontrolling interest in Pilot on January 16, 2024.

Pilot’s revenues in the first quarter of 2025 declined $2.1 billion (16.6%) compared to the same period in 2024. The decline was primarily attributable to lower average fuel prices per gallon, partially offset by higher fuel volumes.

Pilot’s pre-tax earnings increased $98 million (140.0%) in the first quarter of 2025 compared to 2024. The increase reflected gains from asset dispositions and lower interest expense, partially offset by higher selling, general and administrative expenses. The increase in selling, general and administrative expenses reflected higher compensation and benefits and maintenance costs, as well as several other expense categories. The decline in interest expense was attributable to reduced borrowing levels and lower rates. Pilot’s borrowings are currently from certain Berkshire insurance subsidiaries and approximated $4.2 billion at March 31, 2025, a decline of approximately $1.5 billion since March 31, 2024. The interest on Pilot’s borrowings from affiliates is included in insurance investment income on page 34.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Gains (Losses)

A summary of investment gains (losses) recorded in earnings follows (dollars in millions).

	First Quarter
	2025	2024
Investment gains (losses)	$(6,435)	$1,876
Income taxes and noncontrolling interests	(1,397)	396
Net earnings	$(5,038)	$1,480
Effective income tax rate	21.6%	21.0%

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

Pre-tax investment gains and losses included net unrealized losses of $6.8 billion in the first quarter of 2025 and net unrealized gains of $4.0 billion in the first quarter of 2024, attributable to changes in market prices on equity securities we held at the end of each period. Taxable investment gains and losses on equity securities sold, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were gains of $3.1 billion in the first quarter of 2025 compared to $14.2 billion in 2024.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	First Quarter
	2025	2024
Investment income	$869	$303
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(713)	597
Equity method earnings	116	405
Acquisition accounting expenses	(124)	(125)
Other earnings (losses)	(107)	(102)
	$41	$1,078

Investment income includes interest income, dividend income and investment expenses allocated to the Berkshire parent company. After-tax investment income in the first quarter of 2025 increased $566 million compared to 2024, primarily due to interest income from increased investments in U.S. Treasury Bills.

Foreign currency exchange rate gains and losses on Berkshire’s and BHFC’s non-U.S. Dollar denominated senior notes represent the effects of changes in foreign currency exchange rates recognized in earnings from the periodic revaluation of these liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates.

Equity method earnings include our proportionate share of earnings of Kraft Heinz, Occidental and Berkadia. After-tax equity method earnings in the first quarter of 2025 declined $289 million compared to 2024. The decline was primarily due to lower earnings from Occidental, which we report on a one-quarter lag.

Acquisition accounting expenses include charges arising from the application of the acquisition method in connection with certain of Berkshire’s past business acquisitions. These charges are primarily from the amortization of intangible assets recorded in connection with those acquisitions. Other earnings and losses primarily include unallocated general and administrative expenses, interest expense, income tax expense and interest income on certain intercompany loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at March 31, 2025 was $654.5 billion, an increase of $5.1 billion since December 31, 2024. Net earnings attributable to Berkshire shareholders were $4.6 billion for the first quarter of 2025 and included after-tax investment losses of approximately $5.0 billion. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases in the first quarter of 2025.

At March 31, 2025, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills (net of payables for unsettled purchases) of $328.0 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $278.8 billion.

Our consolidated borrowings at March 31, 2025 were $125.9 billion, of which over 95% were issued by Berkshire and BHFC, or by BNSF and BHE and its subsidiaries. Berkshire’s outstanding debt at March 31, 2025 was $20.6 billion, a decline of approximately $500 million since December 31, 2024. In the first quarter of 2025, Berkshire repaid approximately $1.3 billion of maturing debt. Additionally, the carrying value of Berkshire's non-U.S. Dollar denominated debt increased $809 million in the first quarter of 2025 due to changes in foreign currency exchange rates.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.0 billion at March 31, 2025, relatively unchanged from December 31, 2024. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by our railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of March 31, 2025 and December 31, 2024. BHE’s aggregate borrowings were approximately $58.0 billion at March 31, 2025, an increase of $1.6 billion from December 31, 2024. In the first quarter of 2025, BHE subsidiaries issued $2.4 billion of term debt, with a weighted average interest rate of 6.5% and maturity dates ranging from 2035 to 2055, and BHE and its subsidiaries repaid term debt and short-term borrowings aggregating approximately $890 million. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first quarter of 2025, our diverse group of businesses generated net operating cash flows of $10.9 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $4.3 billion in the first quarter of 2025, which included capital expenditures by BNSF and BHE of $2.8 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. Forecasted capital expenditures for BHE and BNSF over the remainder of 2025 are approximately $11.9 billion.

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as borrowings, operating lease liabilities and shared aircraft repurchase liabilities.

We are also obligated to pay claims arising from property and casualty contracts issued by our insurance subsidiaries, including amounts from retroactive reinsurance. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities recorded in our Consolidated Balance Sheets. We anticipate that these payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2025 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in our Consolidated Financial Statements. Such estimates and judgments necessarily involve varying and possibly significant degrees of uncertainty. Accordingly, certain amounts currently recorded in our Consolidated Financial Statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024.

Our Consolidated Balance Sheet as of March 31, 2025 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $149.1 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2025 included goodwill of acquired businesses of $84.0 billion and indefinite-lived intangible assets of $18.9 billion. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2024, our estimated fair values of seven reporting units did not exceed our carrying values by at least 20%, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our estimated aggregate fair value of these units at that time was approximately $65.6 billion, which exceeded our aggregate carrying value of approximately $57.4 billion. Goodwill of these reporting units totaled approximately $18.6 billion.

Goodwill and indefinite-lived intangible asset impairment reviews include determining the estimated fair values of the reporting units and of the indefinite-lived intangible assets. Several methods and inputs may be used to estimate fair values, and significant judgments are required in making such estimates. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may differ materially from the forecasts.

As of March 31, 2025, we concluded it was more likely than not that goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on changes in market and economic conditions and events affecting our businesses, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2025, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Reference is made to Note 22 to the accompanying Consolidated Financial Statements for information concerning certain litigation involving Berkshire subsidiaries. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2024, to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. No Class A or Class B shares were repurchased in the first quarter of 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January	—	$—	—	*
February	—	—	—	*
March	—	—	—	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 3, 2025	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer