Form 10-Q
period 2025-06-30
BERKSHIRE HATHAWAY INC
filed 2025-08-04
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of July 21, 2025:

Class A —	519,193 shares
Class B —	1,378,545,639 shares

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Insurance and Other:
Cash and cash equivalents*	$96,193	$44,333
Short-term investments in U.S. Treasury Bills	243,605	286,472
Investments in fixed maturity securities	15,084	15,364
Investments in equity securities	267,923	271,588
Equity method investments	25,323	31,134
Loans and finance receivables	28,722	27,798
Other receivables	47,473	43,887
Inventories	24,371	24,008
Property, plant and equipment	30,374	30,071
Equipment held for lease	18,123	17,828
Goodwill	57,096	56,860
Other intangible assets	34,079	34,638
Deferred charges - retroactive reinsurance	8,474	8,797
Other	25,699	24,994
	922,539	917,772
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,293	3,396
Receivables	4,323	4,503
Property, plant and equipment	179,366	175,030
Goodwill	27,155	27,020
Regulatory assets	5,241	5,349
Other	21,051	20,811
	241,429	236,109
Total assets	$1,163,968	$1,153,881

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $67.0 billion at June 30, 2025 and $14.4 billion at December 31, 2024.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2025	December 31, 2024
	(Unaudited)
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$118,788	$115,151
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	31,733	32,443
Unearned premiums	32,414	30,808
Life, annuity and health insurance benefits	17,865	17,616
Other policyholder liabilities	10,634	10,703
Accounts payable, accruals and other liabilities	36,988	37,489
Payable for purchases of U.S. Treasury Bills	—	12,769
Aircraft repurchase liabilities and unearned lease revenues	9,747	9,356
Notes payable and other borrowings	45,040	44,885
	303,209	311,220
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	18,382	18,226
Regulatory liabilities	7,130	7,033
Notes payable and other borrowings	81,980	79,877
	107,492	105,136
Income taxes, principally deferred	82,991	85,870
Total liabilities	493,692	502,226
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,624	35,665
Accumulated other comprehensive income	(1,895)	(3,584)
Retained earnings	713,191	696,218
Treasury stock, at cost	(78,939)	(78,939)
Berkshire shareholders’ equity	667,989	649,368
Noncontrolling interests	2,287	2,287
Total shareholders’ equity	670,276	651,655
Total liabilities and shareholders’ equity	$1,163,968	$1,153,881

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenues:
Insurance and Other:
Insurance premiums earned	$22,195	$21,953	$43,999	$43,427
Sales and service revenues	49,658	51,841	97,473	101,774
Leasing revenues	2,509	2,308	4,940	4,530
Interest, dividend and other investment income	6,002	5,284	11,634	9,622
	80,364	81,386	158,046	159,353
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,718	5,720	11,389	11,357
Utility and energy operating revenues	5,118	5,103	10,612	10,336
Service revenues and other income	1,315	1,444	2,193	2,476
	12,151	12,267	24,194	24,169
Total revenues	92,515	93,653	182,240	183,522

Investment gains (losses)	6,364	23,857	(71)	25,733

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,073	14,107	28,719	27,555
Life, annuity and health benefits	1,132	954	2,200	1,899
Insurance underwriting expenses	4,456	4,046	8,824	7,799
Cost of sales and services	39,616	42,082	78,167	82,874
Cost of leasing	1,887	1,739	3,774	3,430
Selling, general and administrative expenses	7,931	6,033	15,612	11,574
Interest expense	318	336	658	742
	69,413	69,297	137,954	135,873
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,729	3,912	7,602	7,850
Utility and energy cost of sales and other expenses	4,156	4,290	8,247	8,393
Other expenses	1,151	1,232	1,997	2,237
Interest expense	935	894	1,852	1,804
	9,971	10,328	19,698	20,284
Total costs and expenses	79,384	79,625	157,652	156,157
Earnings before income taxes and equity method earnings	19,495	37,885	24,517	53,098
Equity method earnings (losses)	(4,745)	252	(4,619)	745
Earnings before income taxes	14,750	38,137	19,898	53,843
Income tax expense	2,293	7,639	2,769	10,513
Net earnings	12,457	30,498	17,129	43,330
Earnings attributable to noncontrolling interests	87	150	156	280
Net earnings attributable to Berkshire shareholders	$12,370	$30,348	$16,973	$43,050
Net earnings per average equivalent Class A share	$8,601	$21,122	$11,801	$29,936
Net earnings per average equivalent Class B share*	$5.73	$14.08	$7.87	$19.96
Average equivalent Class A shares outstanding	1,438,223	1,436,790	1,438,223	1,438,080
Average equivalent Class B shares outstanding	2,157,335,139	2,155,185,283	2,157,335,139	2,157,120,209

——————

* Net earnings per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Second Quarter		First Six Months
	2025	2024	2025	2024
Net earnings	$12,457	$30,498	$17,129	$43,330
Other comprehensive income:
Unrealized gains (losses) on investments	117	10	158	(25)
Applicable income taxes	(18)	(3)	(29)	3
Foreign currency translation	1,108	(222)	1,590	(761)
Applicable income taxes	(52)	(8)	(54)	(8)
Long-duration insurance contract discount rate changes	115	508	154	859
Applicable income taxes	(25)	(108)	(36)	(175)
Defined benefit pension plans	(65)	(5)	(105)	1
Applicable income taxes	15	1	17	(1)
Other, net	4	17	10	(13)
Other comprehensive income, net	1,199	190	1,705	(120)
Comprehensive income	13,656	30,688	18,834	43,210
Comprehensive income attributable to noncontrolling interests	97	145	172	252
Comprehensive income attributable to Berkshire shareholders	$13,559	$30,543	$18,662	$42,958

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
2025
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655
Net earnings	—	—	4,603	—	69	4,672
Other comprehensive income, net	—	500	—	—	6	506
Transactions with noncontrolling interests and other	—	—	—	—	(91)	(91)
Balance at March 31, 2025	$35,673	$(3,084)	$700,821	$(78,939)	$2,271	$656,742
Net earnings	—	—	12,370	—	87	12,457
Other comprehensive income, net	—	1,189	—	—	10	1,199
Transactions with noncontrolling interests and other	(41)	—	—	—	(81)	(122)
Balance at June 30, 2025	$35,632	$(1,895)	$713,191	$(78,939)	$2,287	$670,276

2024
Balance at December 31, 2023	$34,488	$(3,763)	$607,350	$(76,802)	$6,236	$567,509
Net earnings	—	—	12,702	—	130	12,832
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	(287)	—	—	(23)	(310)
Acquisitions of common stock	—	—	—	(2,573)	—	(2,573)
Transactions with noncontrolling interests and other	502	—	—	—	(48)	454
Balance at March 31, 2024	$34,990	$(4,050)	$619,925	$(79,375)	$6,295	$577,785
Net earnings	—	—	30,348	—	150	30,498
Other comprehensive income, net	—	195	—	—	(5)	190
Acquisitions of common stock	—	—	—	(345)	—	(345)
Transactions with noncontrolling interests and other	9	—	—	—	(166)	(157)
Balance at June 30, 2024	$34,999	$(3,855)	$650,273	$(79,720)	$6,274	$607,971

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Six Months
	2025	2024
Cash flows from operating activities:
Net earnings	$17,129	$43,330
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	71	(25,733)
Depreciation and amortization	6,594	6,366
Discount accretion on investments, principally U.S. Treasury Bills	(6,169)	(4,475)
Other	7,826	(999)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	2,144	690
Deferred charges - retroactive reinsurance	323	431
Unearned premiums	1,512	1,735
Receivables and originated loans	(4,234)	(1,145)
Inventories	(122)	456
Other assets	(740)	(836)
Other liabilities	(370)	(3,782)
Income taxes	(2,976)	8,130
Net cash flows from operating activities	20,988	24,168
Cash flows from investing activities:
Purchases of equity securities	(7,092)	(4,306)
Sales of equity securities	11,592	97,123
Purchases of U.S. Treasury Bills and fixed maturity securities	(249,863)	(229,505)
Sales of U.S. Treasury Bills and fixed maturity securities	18,203	15,018
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	268,859	120,480
Purchases of property, plant and equipment and equipment held for lease	(9,139)	(8,928)
Other	397	(533)
Net cash flows from investing activities	32,957	(10,651)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	723	1,692
Repayments of borrowings of insurance and other businesses	(2,653)	(6,968)
Proceeds from borrowings of railroad, utilities and energy businesses	3,570	6,617
Repayments of borrowings of railroad, utilities and energy businesses	(2,569)	(1,396)
Changes in short-term borrowings, net	570	(3,161)
Acquisitions of treasury stock	—	(2,918)
Other, principally transactions with noncontrolling interests	(754)	(2,814)
Net cash flows from financing activities	(1,113)	(8,948)
Effects of foreign currency exchange rate changes	20	(141)
Increase in cash and cash equivalents and restricted cash	52,852	4,428
Cash and cash equivalents and restricted cash at the beginning of the year*	48,376	38,643
Cash and cash equivalents and restricted cash at the end of the second quarter*	$101,228	$43,071
* Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$44,333	$34,268
Railroad, Utilities and Energy	3,396	3,754
Restricted cash included in other assets	647	621
	$48,376	$38,643
End of the second quarter—
Insurance and Other	$96,193	$36,968
Railroad, Utilities and Energy	4,293	5,356
Restricted cash included in other assets	742	747
	$101,228	$43,071

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As described in Note 1 to the Consolidated Financial Statements in the Annual Report, we reclassified the asset, liability, revenue and expense balances of Pilot Travel Centers LLC (“Pilot”) from the Railroad, Utilities and Energy sections to the Insurance and Other sections of our Consolidated Balance Sheets and Statements of Earnings. Accordingly, we reclassified the Pilot balances in the accompanying Consolidated Statements of Earnings for the second quarter and first six months of 2024 from the Railroad, Utilities and Energy section to the Insurance and Other section to conform with current presentations for comparability purposes. These reclassifications had no effect on consolidated revenues, expenses or net earnings from the amounts previously reported. The reclassifications to the amounts previously reported in our Consolidated Statement of Earnings are summarized below (in millions).

	Second Quarter 2024			First Six Months 2024
	As previously reported	Reclassification	As reclassified	As previously reported	Reclassification	As reclassified
Revenues:
Insurance and Other:
Sales and service revenues	$38,892	$12,949	$51,841	$76,364	$25,410	$101,774
Interest, dividend and other investment income	5,249	35	5,284	9,554	68	9,622
Railroad, Utilities and Energy:
Utility and energy operating revenues	18,048	(12,945)	5,103	35,738	(25,402)	10,336
Service revenues and other income	1,483	(39)	1,444	2,552	(76)	2,476
Costs and expenses:
Insurance and Other:
Cost of sales and services	30,391	11,691	42,082	59,786	23,088	82,874
Selling, general and administrative expenses	5,195	838	6,033	9,968	1,606	11,574
Interest expense	330	6	336	646	96	742
Railroad, Utilities and Energy:
Utility and energy cost of sales and other expenses	16,819	(12,529)	4,290	33,087	(24,694)	8,393
Interest expense	900	(6)	894	1,900	(96)	1,804

Notes to Consolidated Financial Statements

Note 2. New accounting and financial reporting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional income tax rate reconciliation and income taxes paid disclosures in annual financial statements. ASU 2023-09 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2024.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.

We are evaluating the impacts these pronouncements will have on disclosures in our Consolidated Financial Statements.

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
U.S. Treasury, U.S. government corporations and agencies	$3,845	$13	$(1)	$3,857
Foreign governments	9,674	86	(24)	9,736
Corporate and other	1,257	237	(3)	1,491
	$14,776	$336	$(28)	$15,084
December 31, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,447	$16	$(4)	$4,459
Foreign governments	9,443	16	(97)	9,362
Corporate and other	1,324	225	(6)	1,543
	$15,214	$257	$(107)	$15,364

As of June 30, 2025, approximately 93% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at June 30, 2025 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$11,145	$2,814	$586	$116	$115	$14,776
Fair value	11,262	2,788	779	127	128	15,084

Note 4. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2025
Banks, insurance and finance	$14,080	$79,344	$93,424
Consumer products	13,418	78,057	91,475
Commercial, industrial and other	51,900	31,124	83,024
	$79,398	$188,525	$267,923
December 31, 2024
Banks, insurance and finance	$15,707	$75,936	$91,643
Consumer products	12,658	92,091	104,749
Commercial, industrial and other	47,141	28,055	75,196
	$75,506	$196,082	$271,588

Notes to Consolidated Financial Statements

Note 4. Investments in equity securities

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at June 30, 2025 and December 31, 2024 represented 67% and 71%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at each date were American Express Company, Apple Inc., Bank of America Corporation, The Coca-Cola Company and Chevron Corporation.

Additionally, we own shares of Occidental Petroleum Corporation (“Occidental”) common stock, which we account for under the equity method. See Note 5. Since 2019, we have also owned non-voting Cumulative Perpetual Preferred Stock of Occidental and Occidental common stock warrants. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of June 30, 2025, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. To date, Occidental has redeemed approximately $1.5 billion of the aggregate liquidation value due to excess distributions, as defined under the terms of the Occidental preferred stock certificate of designations, to its common stockholders.

The Occidental common stock warrants currently allow us to purchase up to 83.9 million shares of Occidental common stock at an exercise price of $59.59 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of June 30, 2025, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 21.8% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of June 30, 2025, we owned 27.4% of the outstanding Kraft Heinz common stock and 28.1% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an international energy company, whose activities include oil and natural gas exploration, development and production, and chemicals manufacturing businesses.

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

Our investments in Kraft Heinz, Occidental and Berkadia are summarized as follows (in millions).

	Carrying Value		Fair Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Kraft Heinz	$8,408	$13,395	$8,408	$9,994
Occidental	16,458	17,287	11,130	13,053
Berkadia	457	452
	$25,323	$31,134

Notes to Consolidated Financial Statements

Note 5. Equity method investments

Our equity in earnings and distributions received from equity method investments are as follows (in millions).

	Equity in Earnings				Distributions Received
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Kraft Heinz*	$(4,991)	$27	$(4,796)	$242	$130	$130	$260	$260
Occidental*	216	200	134	463	64	55	120	96
Berkadia	30	25	43	40	29	14	38	18
	$(4,745)	$252	$(4,619)	$745	$223	$199	$418	$374

——————

* We report our equity earnings in Occidental’s earnings on a one-quarter lag and, as indicated below, in the second quarter of 2025 we began reporting our equity earnings in Kraft Heinz’s earnings on a one-quarter lag.

Kraft Heinz common stock is publicly traded and its fair values shown on the preceding page were based upon quoted market prices. In evaluating our investment in Kraft Heinz for other-than-temporary impairment in the second quarter of 2025, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company. We also considered certain changes in circumstances that occurred in the second quarter of 2025. Berkshire’s representatives on the Kraft Heinz Board of Directors stepped down on May 19, 2025, and the timing and extent of financial information Berkshire receives is now limited to the information that Kraft Heinz makes available to the public. On May 20, 2025, Kraft Heinz announced that it was evaluating potential strategic transactions to enhance shareholder value, although Kraft Heinz indicated there was no assurance that its process will result in a transaction or assurance to its outcome or timing. Given these factors, as well as prevailing economic and other uncertainties, we concluded that the unrealized loss, represented by the difference between the carrying value of our investment and its fair value, was other-than-temporary. Accordingly, in the second quarter we recorded a pre-tax impairment loss of approximately $5.0 billion as a component of our equity in the earnings of Kraft Heinz, which reduced the carrying value of our investment in Kraft Heinz to fair value.

As the timing and extent of financial information we receive from Kraft Heinz is now limited to the information Kraft Heinz makes publicly available, we believe that such information will no longer be available in time for concurrent inclusion in our Consolidated Financial Statements. Therefore, beginning with our second quarter of 2025, we are recognizing the equity method effects attributable to our investment in Kraft Heinz on a one-quarter lag. The carrying value of our investment in Kraft Heinz at June 30, 2025 was less than our proportionate share of Kraft Heinz shareholders’ equity.

Summarized financial information of Kraft Heinz follows (in millions).

	March 29, 2025	December 28, 2024
Assets	$90,274	$88,287
Liabilities	40,669	38,962

	Quarter Ended March 29, 2025	Quarter Ended June 29, 2024	Six Months Ended June 29, 2024
Sales	$5,999	$6,476	$12,887
Net earnings attributable to common shareholders	712	102	903

Occidental common stock is also publicly traded and its fair values shown on the preceding page were based upon quoted market prices. As of June 30, 2025, the excess of the carrying value over the fair value of our investment in Occidental common stock was $5.3 billion (or 32% of our carrying value). In evaluating the investment in Occidental for other-than-temporary impairment as of June 30, 2025, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company, as well as our current expectations and other factors. Based on the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings for Occidental was not required as of June 30, 2025. However, our current expectations and intentions concerning this investment may change in the future, which may result in the recognition of an impairment loss at that time. Our carrying value in Occidental common stock as of June 30, 2025 exceeded our share of Occidental common shareholders’ equity as of March 31, 2025 by approximately $9.0 billion.

Notes to Consolidated Financial Statements

Note 5. Equity method investments

Summarized financial information of Occidental follows (in millions).

	March 31, 2025	September 30, 2024
Assets	$84,967	$85,803
Liabilities	49,862	50,869

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Total revenues and other income	$6,843	$6,010	$13,680	$13,539
Net earnings attributable to common shareholders	766	718	469	1,747

Note 6. Investment gains (losses)

Investment gains (losses) are summarized as follows (in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Investment gains (losses):
Equity securities:
Increase in unrealized investment gains during the period on securities held at the end of the period	$7,593	$17,252	$1,236	$29,711
Investment gains (losses) on securities sold during the period	(370)	6,633	(417)	(3,948)
	7,223	23,885	819	25,763
Fixed maturity securities:
Gross realized gains	8	1	16	14
Gross realized losses	(8)	(28)	(55)	(40)
Other	(859)	(1)	(851)	(4)
	$6,364	$23,857	$(71)	$25,733

Equity securities gains and losses include unrealized gains and losses from changes in fair values during the period on equity securities we owned at the end of the period, as well as gains and losses on securities we sold during the period. Proceeds from sales of equity securities were approximately $11.6 billion in the first six months of 2025 and $97.1 billion in 2024. In the preceding table, investment gains and losses on equity securities sold during the period represent the difference between the sales proceeds and the fair value of the equity securities sold at the beginning of the applicable period or, if later, the purchase date. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $5.3 billion in the second quarter and $8.4 billion in the first six months of 2025 compared to gains of $59.6 billion in the second quarter and $73.7 billion in the first six months of 2024.

Note 7. Loans and finance receivables

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans and are summarized as follows (in millions).

	June 30, 2025	December 31, 2024
Loans and finance receivables, before allowances and discounts	$30,819	$29,700
Allowances for credit losses	(1,307)	(1,134)
Unamortized acquisition discounts and points	(790)	(768)
	$28,722	$27,798

Reconciliations of the allowance for credit losses on loans and finance receivables follow (in millions).

	2025	2024
Balance at the beginning of the year	$1,134	$950
Provision for credit losses	253	116
Charge-offs, net of recoveries	(80)	(51)
Balance at June 30	$1,307	$1,015

Notes to Consolidated Financial Statements

Note 7. Loans and finance receivables

As of June 30, 2025, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 97% of these loans to be current as to payment status. A summary of performing and non-performing home loans before discounts and allowances by year of loan origination as of June 30, 2025 follows (in millions).

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Performing	$3,193	$5,651	$4,738	$3,499	$2,911	$9,899	$29,891
Non-performing	2	15	19	18	16	62	132
	$3,195	$5,666	$4,757	$3,517	$2,927	$9,961	$30,023

Note 8. Other receivables

Other receivables are summarized as follows (in millions).

	June 30, 2025	December 31, 2024
Insurance and other:
Insurance premiums receivable	$20,504	$18,548
Reinsurance recoverables	5,270	5,177
Trade receivables	17,156	15,638
Other	5,235	5,199
Allowances for credit losses	(692)	(675)
	$47,473	$43,887
Railroad, utilities and energy:
Trade receivables	$3,727	$3,764
Other	686	862
Allowances for credit losses	(90)	(123)
	$4,323	$4,503

Provisions for credit losses with respect to other receivables were $245 million in the first six months of 2025 compared to $233 million in 2024. Charge-offs, net of recoveries, were $268 million in the first six months of 2025 compared to $230 million in 2024.

Note 9. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	June 30, 2025	December 31, 2024
Raw materials and supplies	$5,588	$5,421
Work in process and other	3,393	3,150
Finished manufactured goods	5,216	4,898
Goods acquired for resale	10,174	10,539
	$24,371	$24,008

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.1 billion as of June 30, 2025 and $3.0 billion as of December 31, 2024.

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	June 30, 2025	December 31, 2024
Land, buildings and improvements	$21,287	$20,735
Machinery and equipment	33,235	32,475
Furniture, fixtures and other	5,915	5,501
	60,437	58,711
Accumulated depreciation	(30,063)	(28,640)
	$30,374	$30,071

Notes to Consolidated Financial Statements

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	June 30, 2025	December 31, 2024
Railroad:
Land, track structure and other roadway	$75,413	$74,093
Locomotives, freight cars and other equipment	15,513	15,766
Construction in progress	2,041	1,813
	92,967	91,672
Accumulated depreciation	(21,459)	(20,411)
	71,508	71,261
Utilities and energy:
Utility generation, transmission and distribution systems	106,067	103,015
Interstate natural gas pipeline assets	20,432	20,237
Independent power plants and other	15,578	14,840
Construction in progress	10,892	8,793
	152,969	146,885
Accumulated depreciation	(45,111)	(43,116)
	107,858	103,769
	$179,366	$175,030

Property, plant and equipment depreciation expense for the first six months of 2025 and 2024 is summarized below (in millions).

	2025	2024
Insurance and other	$1,568	$1,535
Railroad, utilities and energy	3,414	3,244
	$4,982	$4,779

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	June 30, 2025	December 31, 2024
Railcars	$10,299	$10,137
Aircraft	14,894	14,201
Other	5,713	5,686
	30,906	30,024
Accumulated depreciation	(12,783)	(12,196)
	$18,123	$17,828

Depreciation expense on equipment held for lease in the first six months was $749 million in 2025 and $695 million in 2024. Fixed and variable operating lease revenues are summarized below (in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Fixed lease revenue	$1,737	$1,612	$3,420	$3,164
Variable lease revenue	772	696	1,520	1,366
	$2,509	$2,308	$4,940	$4,530

Notes to Consolidated Financial Statements

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first six months of 2025 and for the year ended December 31, 2024 follow (in millions).

	June 30, 2025	December 31, 2024
Balance at the beginning of the year*	$83,880	$84,626
Business acquisitions	61	87
Other, including foreign currency translation	310	(833)
Balance at the end of the period*	$84,251	$83,880

——————

* Net of accumulated goodwill impairments of $11.5 billion as of June 30, 2025 and December 31, 2024 and $11.1 billion as of December 31, 2023.

Other intangible assets are summarized below (in millions).

	June 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$30,939	$9,224	$21,715	$30,941	$8,840	$22,101
Trademarks and trade names	9,031	1,111	7,920	9,007	1,041	7,966
Patents and technology	5,572	4,579	993	5,375	4,359	1,016
Other	5,607	2,156	3,451	5,551	1,996	3,555
	$51,149	$17,070	$34,079	$50,874	$16,236	$34,638
Railroad, utilities and energy:
Customer relationships and contracts	$1,540	$762	$778	$1,553	$728	$825
Other	443	130	313	437	126	311
	$1,983	$892	$1,091	$1,990	$854	$1,136

Intangible asset amortization expense in the first six months was $863 million in 2025 and $892 million in 2024. Intangible assets with indefinite lives were $18.9 billion as of June 30, 2025 and December 31, 2024 and primarily related to certain customer relationships and trademarks and trade names. Railroad, utilities and energy intangible assets are included in other assets.

Note 13. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 14) follow (in millions).

	2025	2024
Balance at the beginning of the year:
Gross liabilities	$115,151	$111,082
Reinsurance recoverable on unpaid losses	(4,593)	(4,893)
Net liabilities	110,558	106,189
Losses and loss adjustment expenses incurred:
Current accident year	28,607	28,359
Prior accident years	(240)	(1,167)
Total	28,367	27,192
Losses and loss adjustment expenses paid:
Current accident year	(9,253)	(9,491)
Prior accident years	(16,283)	(15,626)
Total	(25,536)	(25,117)
Foreign currency effect	712	(110)
Balance at June 30:
Net liabilities	114,101	108,154
Reinsurance recoverable on unpaid losses	4,687	4,650
Gross liabilities	$118,788	$112,804

Notes to Consolidated Financial Statements

Note 13. Unpaid losses and loss adjustment expenses

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and loss adjustment expenses incurred in the preceding table related to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and loss adjustment expenses incurred and paid are net of reinsurance recoveries. Current accident year incurred losses from significant catastrophe events (losses exceeding $150 million per event) in the first six months of 2025 were $1.1 billion from the Southern California wildfires, which occurred in the first quarter. We experienced no significant catastrophe events in the first six months of 2024.

We recorded net reductions of estimated ultimate claim liabilities for prior accident years’ claims of $240 million in the first six months of 2025 and $1.2 billion in the first six months of 2024, which reduced losses and loss adjustment expenses incurred in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 0.2% in 2025 and 1.1% in 2024.

Our primary insurance businesses recorded net increases in prior accident years’ estimated ultimate claim liabilities of $266 million in the first six months of 2025, primarily attributable to increases for casualty exposures, partly offset by decreases for property coverages. Our primary insurance businesses reduced estimated losses for prior accident years in the first six months of 2024 by $433 million, which derived primarily from reduced estimates for property and medical professional liability coverages. Our reinsurance businesses recorded net reductions of estimated ultimate claim liabilities for prior accident years in the first six months of $506 million in 2025 and $734 million in 2024. These reductions were primarily attributable to lower estimates for property coverages.

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Exposures include significant asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses follow (in millions).

	2025	2024
Balance at the beginning of the year	$32,443	$34,647
Losses and loss adjustment expenses incurred	29	(68)
Losses and loss adjustment expenses paid	(867)	(1,066)
Foreign currency effect	128	(19)
Balance at June 30	$31,733	$33,494

Losses and loss adjustment expenses incurred	$29	$(68)
Deferred charge adjustments	323	431
Losses and loss adjustment expenses incurred, including deferred charge adjustments	$352	$363

We classify incurred and paid losses and loss adjustment expenses based on the inception dates of the contracts, which reflect when our exposure to losses began. Substantially all of the losses and loss adjustment expenses incurred and paid related to contracts written in prior years. Losses and loss adjustment expenses incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. Deferred charge assets on retroactive reinsurance contracts were $8.5 billion at June 30, 2025 and $8.8 billion at December 31, 2024.

Note 15. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	June 30,
	2025	2024
Periodic payment annuity (“Annuities”)	$10,457	$10,378
Life and health	4,504	4,167
Other	2,904	2,955
	$17,865	$17,500

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

	Annuities		Life and health
	2025	2024	2025	2024
Expected future policy benefits:
Balance at the beginning of the year	$10,276	$11,212	$43,784	$52,665
Balance at the beginning of the year - original discount rates	11,757	11,681	55,170	65,871
Effect of cash flow assumption changes	—	—	(98)	(324)
Effect of actual versus expected experience	(20)	4	246	(12,836)
Change in benefits, net	(240)	(235)	(887)	(943)
Interest accrual	277	273	646	575
Foreign currency effect	136	15	1,489	(459)
Balance at June 30 - original discount rates	11,910	11,738	56,566	51,884
Effect of changes in discount rate assumptions	(1,453)	(1,360)	(12,232)	(12,739)
Balance at June 30	$10,457	$10,378	$44,334	$39,145

Expected future net premiums:
Balance at the beginning of the year			$39,294	$46,916
Balance at the beginning of the year - original discount rates			49,500	58,731
Effect of cash flow assumption changes			(66)	(326)
Effect of actual versus expected experience			204	(11,225)
Change in premiums, net			(884)	(876)
Interest accrual			579	507
Foreign currency effect			1,395	(436)
Balance at June 30 - original discount rates			50,728	46,375
Effect of changes in discount rate assumptions			(10,898)	(11,397)
Balance at June 30			$39,830	$34,978

Liabilities for future policy benefits:
Balance at June 30	$10,457	$10,378	$4,504	$4,167
Reinsurance recoverables	—	—	(51)	(49)
Balance at June 30, net of reinsurance recoverables	$10,457	$10,378	$4,453	$4,118

Expected future policy benefits and expected future net premiums declined in the first six months of 2024, primarily attributable to the commutations of certain life reinsurance contracts. The impacts of these contract commutations were included in the effects of actual versus expected experience.

Other information relating to our long-duration insurance liabilities follows (dollars in millions).

	Annuities		Life and health
	June 30,		June 30,
	2025	2024	2025	2024
Undiscounted expected future gross premiums	$—	$—	$103,580	$94,942
Discounted expected future gross premiums	—	—	60,951	55,787
Undiscounted expected future benefits	30,670	30,867	94,173	86,253

Weighted average discount rate	5.7%	5.7%	5.2%	5.2%
Weighted average accretion rate	4.8%	4.8%	2.7%	2.7%
Weighted average duration	16 years	16 years	13 years	13 years

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for the first six months of 2025 and 2024 were as follows (in millions).

	Gross premiums		Interest expense
	2025	2024	2025	2024
Annuities	$—	$—	$277	$273
Life and health	1,961	1,870	67	68

Note 16. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of June 30, 2025.

	Weighted Average Interest Rate	June 30, 2025	December 31, 2024
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2026-2047	3.5%	$3,546	$3,749
Euro denominated due 2027-2041	1.4%	4,214	4,733
Japanese Yen denominated due 2025-2060	1.1%	14,101	12,609
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,472	14,469
Great Britain Pound denominated due 2039-2059	2.5%	2,367	2,156
Euro denominated due 2030-2034	1.8%	1,469	1,290
Other subsidiary borrowings due 2025-2051	5.0%	3,572	4,564
Short-term subsidiary borrowings	6.3%	1,299	1,315
		$45,040	$44,885

Berkshire borrowings consist of senior unsecured debt. Berkshire repaid approximately $1.6 billion of maturing debt in the first six months of 2025. In April 2025, Berkshire issued ¥90 billion ($632 million) of senior notes with maturity dates ranging from 2028 to 2055 and a weighted average interest rate of 1.637%. Additionally, at the end of July 2025, Berkshire issued ¥151.5 billion ($1.0 billion) of senior notes with maturity dates ranging from 2030 to 2040 and a weighted average interest rate of 2.306%.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $1.7 billion at June 30, 2025. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥2,036 billion par at June 30, 2025) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on these borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax losses of $1.2 billion in the second quarter and $2.1 billion in the first six months of 2025 and pre-tax gains of $588 million in the second quarter and $1.4 billion in the first six months of 2024.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of June 30, 2025.

	Weighted Average Interest Rate	June 30, 2025	December 31, 2024
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2028-2053	4.4%	$11,459	$13,107
Subsidiary and other debt due 2025-2064	4.7%	44,982	42,150
Short-term borrowings	5.1%	1,687	1,123
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2025-2097	4.8%	23,852	23,497
		$81,980	$79,877

Notes to Consolidated Financial Statements

Note 16. Notes payable and other borrowings

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including those which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. In the first six months of 2025, BHE subsidiaries issued $2.7 billion of term debt, with a weighted average interest rate of 6.5% and maturity dates ranging from 2035 to 2055, and BHE and its subsidiaries repaid term debt of $2.0 billion and increased short-term borrowings by $564 million.

BNSF’s borrowings are primarily senior unsecured debentures. In the first six months of 2025, BNSF repaid approximately $530 million of term debt and in June 2025, issued $900 million of 5.8% debentures due in 2056. As of June 30, 2025, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $11.0 billion at June 30, 2025, of which approximately $9.8 billion related to BHE and its subsidiaries.

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,857	$3,857	$3,823	$34	$—
Foreign governments	9,736	9,736	9,601	135	—
Corporate and other	1,491	1,491	—	1,015	476
Investments in equity securities	267,923	267,923	258,484	10	9,429
Investments in Kraft Heinz & Occidental common stock	24,866	19,538	19,538	—	—
Loans and finance receivables	28,722	28,744	—	396	28,348
Derivative contract assets (1)	197	197	29	152	16
Derivative contract liabilities (1)	218	218	11	105	102
Notes payable and other borrowings:
Insurance and other	45,040	40,319	—	40,284	35
Railroad, utilities and energy	81,980	75,387	—	75,387	—

December 31, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,459	$4,459	$4,425	$34	$—
Foreign governments	9,362	9,362	9,199	163	—
Corporate and other	1,543	1,543	—	1,041	502
Investments in equity securities	271,588	271,588	261,910	10	9,668
Investments in Kraft Heinz & Occidental common stock	30,682	23,047	23,047	—	—
Loans and finance receivables	27,798	27,579	—	810	26,769
Derivative contract assets (1)	201	201	33	158	10
Derivative contract liabilities (1)	234	234	15	143	76
Notes payable and other borrowings:
Insurance and other	44,885	40,181	—	40,158	23
Railroad, utilities and energy	79,877	72,506	—	72,506	—

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

	Balance at January 1	Gains (losses) in earnings	Balance at June 30
Investments in equity securities:
2025	$9,663	$(240)	$9,423
2024	10,468	(114)	10,354

Quantitative information as of June 30, 2025 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,635	Discounted cash flow	Expected duration	4 years
			Discounts for liquidity and subordination	325 bps
Common stock warrants	790	Warrant pricing model	Expected duration	5 years
			Volatility	42%

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

Note 18. Common stock

Changes in shares of Berkshire’s common stock are shown in the table below. In addition to our common stock, one million shares of preferred stock are authorized and none are issued.

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2024	623,902	(76,340)	547,562	1,551,291,352	(215,299,213)	1,335,992,139
Conversions of Class A to Class B common stock	(16,093)	—	(16,093)	24,139,500	—	24,139,500
Balance at June 30, 2025	607,809	(76,340)	531,469	1,575,430,852	(215,299,213)	1,360,131,639

Notes to Consolidated Financial Statements

Note 18. Common stock

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,438,223 shares outstanding as of June 30, 2025 and December 31, 2024.

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

Berkshire’s common stock repurchase program permits Berkshire to repurchase its shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $30 billion. Berkshire is not obligated to repurchase any specific dollar amount or number of Class A or Class B shares under the program and there is no expiration date to the program. There were no share repurchases during the first six months of 2025.

Note 19. Income taxes

Our consolidated effective income tax rates were 15.5% in the second quarter and 13.9% in the first six months of 2025 compared to 20.0% in the second quarter and 19.5% in the first six months of 2024. Our effective income tax rate normally reflects recurring benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses on our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

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

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
2025
Balance at the beginning of the year	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)
Other comprehensive income	129	1,521	118	(87)	8	1,689
Balance at June 30, 2025	$246	$(5,518)	$2,133	$1,061	$183	$(1,895)

2024
Balance at the beginning of the year	$190	$(5,393)	$1,353	$(97)	$184	$(3,763)
Other comprehensive income	(22)	(747)	684	(1)	(6)	(92)
Balance at June 30, 2024	$168	$(6,140)	$2,037	$(98)	$178	$(3,855)

Notes to Consolidated Financial Statements

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2025 and 2024 follows (in millions).

	2025	2024
Cash paid during the period for:
Income taxes	$5,869	$2,159
Interest:
Insurance and other	719	790
Railroad, utilities and energy	1,878	1,678

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

PacifiCorp

In September 2020, a severe weather event with high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries, loss of life and widespread power outages in Oregon and Northern California. These wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate and included the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires (the “2020 Wildfires”) indicate over 2,000 structures destroyed, including residences, several other structures damaged, multiple individuals injured, and several fatalities.

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

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands in California approximate $54 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $54 billion, $51 billion represents the economic and noneconomic damages sought in the James mass complaints described below. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

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

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The report also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period from October 5, 2020 to December 8, 2020 concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The report states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires, with government timber and suppression cost claims remaining.

In April 2023, the USFS issued its report of investigation into a wildland fire that began in the Opal Creek wilderness outside of the Santiam Canyon that was first reported on August 16, 2020 (“Beachie Creek Fire”), approximately three weeks prior to the September 2020 wind event described above. In March 2025, PacifiCorp received the ODF’s final investigation report on the Santiam Canyon fires (“ODF’s Report”), which concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF’s Report also found that PacifiCorp’s power lines did not contribute to the overall spread of fire into the Santiam Canyon, even though its power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

The Beachie Creek fire that spread into the Santiam Canyon burned approximately 193,000 acres; the South Obenchain fire burned approximately 33,000 acres; the Echo Mountain Complex fire burned approximately 3,000 acres; and the 242 fire burned approximately 14,000 acres. The James cases described below are associated with the Beachie Creek (Santiam Canyon), South Obenchain, Echo Mountain Complex and 242 fires, which were four distinct fires located hundreds of miles apart.

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

Between April 2024 and May 2025, seven separate mass complaints against PacifiCorp naming 1,690 individual class members were filed in the Multnomah Court referencing the James case as the lead case. Complaints for ten of the plaintiffs in the mass complaints were subsequently dismissed. These James case mass complaints make damages-only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. In December 2024, two additional complaints were filed in Multnomah Court on behalf of eight plaintiffs also referencing the James case as the lead case. PacifiCorp believes the magnitude of damages sought by the class members in the James case mass complaints and additional two complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

In June 2023, a jury verdict was issued in the first James trial finding PacifiCorp’s conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. The jury awarded economic and noneconomic damages. After the jury verdict, the Multnomah Court doubled the economic damages, in accordance with Oregon law, and added punitive damages by applying a 0.25 multiplier to the awarded economic and noneconomic damages. PacifiCorp filed a motion with the Multnomah Court requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. Net damages awarded to the 17 plaintiffs were $93 million. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict, including whether the case can proceed as a class action.

Subsequent to the June 2023 jury verdict, eight damages phase trials with up to eleven plaintiffs in each trial have been held with separate jury verdicts issued and damages awarded for each on a basis consistent with the initial trial. Aggregate net damages awarded in these trials, including estimates for additional damages expected to be awarded by the Multnomah Court for certain of these trials consistent with other awards are $370 million. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include certain jury verdicts. The appeals process and further actions could take several years.

For each limited judgment entered in the court, PacifiCorp has posted or expects to post a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

The remaining damages phase trials ordered under the October 2024 case management order are scheduled to begin September 8, October 6 and December 1, 2025. In March 2025, PacifiCorp filed a motion to stay the remaining James damages phase trials in consideration of the ODF’s Report. The motion was heard by the court and was denied in April 2025. A hearing was held in May 2025 to evaluate scheduling additional damages phase trials in 2026.

In April 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addressed numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of noneconomic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF’s Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. The plaintiffs’ reply brief and cross-appeal was originally due in May 2025 but was extended to August 21, 2025.

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

Through June 30, 2025, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.75 billion, of which approximately $1.37 billion has been paid in connection with settlements. There were no Wildfire loss accruals recorded in the first six months of 2025 and $251 million was accrued in the second quarter of 2024. Estimated unpaid liabilities were approximately $1.38 billion at June 30, 2025. Insurance recoveries received to date in connection with the Wildfires were $530 million, which were recorded prior to 2024. No further insurance recoveries are expected to become available.

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

HomeServices of America, Inc.

HomeServices is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries (and in one case, BHE) conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service (“MLS”) rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS (“Cooperative Compensation Rule”). None of the complaints specify damages sought. However, two cases also allege Texas state law deceptive trade practices claims, for which plaintiffs have asserted damages totaling approximately $9 billion by separate written notice as required by Texas law.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial in the U.S. District Court for the Western District of Missouri (“U.S. District Court”) returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all defendants have reached settlements with the plaintiffs. The U.S. District Court approved these settlements in May and November 2024. The U.S. District Court entered a final judgment on the HomeServices settlement on January 15, 2025. All settlements have been appealed to the U.S. Court of Appeals for the Eighth Circuit. The initial briefing on all appeals was filed on April 21, 2025 and response briefs were filed on July 21, 2025.

The final HomeServices settlement agreement reached with the plaintiffs in April 2024 settles all claims asserted against HomeServices and certain of its subsidiaries in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years and aggregating $250 million. HomeServices has made payments in escrow of $67 million through June 30, 2025. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Other legal matters

In September 2024, National Indemnity Company (“NICO”) entered into a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey (the “Court”) in 2023. Under the terms of the settlement agreement, NICO agreed to pay $535 million to the bankruptcy estate in consideration of a release of all estate causes of action against NICO and its affiliates. In connection with the settlement agreement, NICO recorded a pre-tax charge of $490 million in September 2024, which is net of $45 million from a third party that was covered under the release. The Court’s approval of the settlement agreement over the objections of certain creditors is pending, as are appeals by certain creditors of prior rulings in favor of the bankruptcy estate.

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

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended June 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$7,702	$45	$—	$—	$—	$7,747
Building	—	—	5,123	—	—	—	—	5,123
Consumer	—	—	4,361	—	—	—	—	4,361
Grocery and convenience store distribution	—	—	—	—	—	7,516	—	7,516
Food and beverage distribution	—	—	—	—	—	4,663	—	4,663
Auto sales	—	—	—	2,911	—	—	—	2,911
Other retail and wholesale distribution	—	—	952	3,785	9,996	—	—	14,733
Service	5,700	1,175	429	1,747	68	208	—	9,327
Electricity and natural gas	—	5,025	—	—	—	—	—	5,025
Total	5,700	6,200	18,567	8,488	10,064	12,387	—	61,406
Other revenues	46	205	1,373	2,183	31	12	27,259	31,109
	$5,746	$6,405	$19,940	$10,671	$10,095	$12,399	$27,259	$92,515

Six months ended June 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$15,055	$118	$—	$—	$—	$15,173
Building	—	—	9,711	—	—	—	—	9,711
Consumer	—	—	8,621	—	—	—	—	8,621
Grocery and convenience store distribution	—	—	—	—	—	14,958	—	14,958
Food and beverage distribution	—	—	—	—	—	9,036	—	9,036
Auto sales	—	—	—	5,612	—	—	—	5,612
Other retail and wholesale distribution	—	—	1,829	7,354	20,149	—	—	29,332
Service	11,353	1,966	712	3,386	131	401	—	17,949
Electricity and natural gas	—	10,371	—	—	—	—	—	10,371
Total	11,353	12,337	35,928	16,470	20,280	24,395	—	120,763
Other revenues	92	412	2,764	4,313	237	20	53,639	61,477
	$11,445	$12,749	$38,692	$20,783	$20,517	$24,415	$53,639	$182,240

Notes to Consolidated Financial Statements

Note 23. Revenues from contracts with customers

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended June 30, 2024
Manufactured products:
Industrial and commercial	$—	$—	$7,459	$55	$—	$—	$—	$7,514
Building	—	—	5,233	—	—	—	—	5,233
Consumer	—	—	4,588	—	—	—	—	4,588
Grocery and convenience store distribution	—	—	—	—	—	7,500	—	7,500
Food and beverage distribution	—	—	—	—	—	4,478	—	4,478
Auto sales	—	—	—	2,714	—	—	—	2,714
Other retail and wholesale distribution	—	—	843	3,741	12,877	—	—	17,461
Service	5,698	1,204	402	1,437	68	245	—	9,054
Electricity and natural gas	—	4,977	—	—	—	—	—	4,977
Total	5,698	6,181	18,525	7,947	12,945	12,223	—	63,519
Other revenues	89	299	1,282	1,975	39	48	26,402	30,134
	$5,787	$6,480	$19,807	$9,922	$12,984	$12,271	$26,402	$93,653

Six months ended June 30, 2024
Manufactured products:
Industrial and commercial	$—	$—	$14,669	$107	$—	$—	$—	$14,776
Building	—	—	9,907	—	—	—	—	9,907
Consumer	—	—	8,781	—	—	—	—	8,781
Grocery and convenience store distribution	—	—	—	—	—	15,102	—	15,102
Food and beverage distribution	—	—	—	—	—	8,914	—	8,914
Auto sales	—	—	—	5,266	—	—	—	5,266
Other retail and wholesale distribution	—	—	1,662	7,509	25,270	—	—	34,441
Service	11,316	2,010	779	2,814	132	466	—	17,517
Electricity and natural gas	—	10,106	—	—	—	—	—	10,106
Total	11,316	12,116	35,798	15,696	25,402	24,482	—	124,810
Other revenues	108	629	2,520	3,898	76	89	51,392	58,712
	$11,424	$12,745	$38,318	$19,594	$25,478	$24,571	$51,392	$183,522

A summary of the transaction price allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of June 30, 2025 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,475	$18,653	$22,128
Other sales and service contracts	3,475	4,686	8,161

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

Notes to Consolidated Financial Statements

Note 24. Business segment data

We view our insurance segment as possessing two distinct activities – underwriting and investing. Our underwriting activities are summarized for GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). Earnings data of our business segments are shown in the following tables (in millions).

	Second Quarter 2025
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$11,064	$4,677	$6,454	$22,195	$4,053	$26,248
Costs and expenses:
Losses and LAE	7,945	3,193	2,935	14,073	—	14,073
Life, annuity and health benefits	—	—	1,132	1,132	—	1,132
Other segment items	1,298	1,421	1,737	4,456	50	4,506
Total costs and expenses	9,243	4,614	5,804	19,661	50	19,711
Earnings before income taxes	$1,821	$63	$650	$2,534	$4,003	$6,537

	First Six Months 2025
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$21,816	$9,254	$12,929	$43,999	$7,624	$51,623
Costs and expenses:
Losses and LAE	15,369	6,645	6,705	28,719	—	28,719
Life, annuity and health benefits	—	—	2,200	2,200	—	2,200
Other segment items	2,453	2,690	3,681	8,824	60	8,884
Total costs and expenses	17,822	9,335	12,586	39,743	60	39,803
Earnings before income taxes	$3,994	$(81)	$343	$4,256	$7,564	$11,820

	Second Quarter 2024
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$10,469	$4,656	$6,828	$21,953	$4,077	$26,030
Costs and expenses:
Losses and LAE	7,755	3,093	3,259	14,107	—	14,107
Life, annuity and health benefits	—	—	954	954	—	954
Other segment items	928	1,284	1,833	4,045	9	4,054
Total costs and expenses	8,683	4,377	6,046	19,106	9	19,115
Earnings before income taxes	$1,786	$279	$782	$2,847	$4,068	$6,915

	First Six Months 2024
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$20,703	$9,197	$13,527	$43,427	$7,241	$50,668
Costs and expenses:
Losses and LAE	15,169	5,905	6,481	27,555	—	27,555
Life, annuity and health benefits	—	—	1,899	1,899	—	1,899
Other segment items	1,820	2,527	3,453	7,800	21	7,821
Total costs and expenses	16,989	8,432	11,833	37,254	21	37,275
Earnings before income taxes	$3,714	$765	$1,694	$6,173	$7,220	$13,393

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	BNSF
	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenues	$5,769	$5,805	$11,489	$11,465
Costs and expenses:
Compensation and benefits	1,372	1,321	2,759	2,733
Fuel	698	822	1,468	1,676
Depreciation and amortization	679	663	1,350	1,320
Interest expense	270	267	542	532
Other segment items	941	1,110	1,958	2,063
Total costs and expenses	3,960	4,183	8,077	8,324
Earnings before income taxes	$1,809	$1,622	$3,412	$3,141

Other segment items of BNSF include purchased services, equipment rents and materials expenses.

	BHE
	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenues	$6,418	$6,492	$12,774	$12,769
Costs and expenses:
Energy cost of sales	1,434	1,527	2,965	3,197
Energy operations and maintenance	1,392	1,562	2,641	2,797
Energy depreciation and amortization	1,054	976	2,063	1,958
Real estate operating costs and expenses	1,210	1,240	2,081	2,326
Interest expense	664	625	1,310	1,270
Other segment items	279	236	606	463
Total costs and expenses	6,033	6,166	11,666	12,011
Earnings before income taxes	$385	$326	$1,108	$758

Other segment items of BHE primarily consist of property taxes and other expenses. Energy operations and maintenance includes losses associated with the 2020 and 2022 Wildfires. See Note 22.

	Manufacturing				Service and retailing
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$19,969	$19,840	$38,735	$38,369	$10,688	$9,947	$20,825	$19,650
Costs and expenses:
Cost of sales and services	12,980	13,058	25,309	25,290	6,394	5,959	12,458	11,745
Cost of leasing	305	287	599	530	1,587	1,457	3,176	2,905
Interest expense	298	195	583	393	29	29	56	58
Other segment items	3,139	3,171	6,281	6,113	1,573	1,533	3,089	3,065
Total costs and expenses	16,722	16,711	32,772	32,326	9,583	8,978	18,779	17,773
Earnings before income taxes	$3,247	$3,129	$5,963	$6,043	$1,105	$969	$2,046	$1,877

Other segment items of the manufacturing, service and retailing segments primarily consist of selling, general and administrative expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Pilot				McLane
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$10,109	$12,999	$20,539	$25,502	$12,601	$12,458	$24,776	$24,933
Costs and expenses:
Cost of sales and services	9,010	11,893	18,294	23,450	11,505	11,430	22,606	22,873
Depreciation and amortization	260	251	517	496	47	49	96	99
Other segment items	720	656	1,441	1,287	873	837	1,717	1,654
Total costs and expenses	9,990	12,800	20,252	25,233	12,425	12,316	24,419	24,626
Earnings before income taxes	$119	$199	$287	$269	$176	$142	$357	$307

Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses. Other segment items of McLane include general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts follow (in millions).

	Revenues				Earnings before income taxes
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Total operating businesses	$91,802	$93,571	$180,761	$183,356	$13,378	$13,302	$24,993	$25,788
Investment gains (losses)	—	—	—	—	6,364	23,857	(71)	25,733
Equity method investments	—	—	—	—	(4,745)	252	(4,619)	745
Corporate, eliminations and other	713	82	1,479	166	(247)	726	(405)	1,577
	$92,515	$93,653	$182,240	$183,522	$14,750	$38,137	$19,898	$53,843

Additional segment data follows (in millions).

	Interest expense				Income tax expense (benefit)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Business segments
Insurance	$—	$—	$—	$—	$1,177	$1,332	$2,231	$2,614
BNSF	270	267	542	532	343	395	732	771
BHE	664	625	1,310	1,270	(357)	(434)	(779)	(827)
Manufacturing	298	195	583	393	701	727	1,312	1,411
Pilot	49	83	121	177	26	28	63	27
McLane	6	5	13	10	43	34	88	76
Service and retailing	29	29	56	58	243	244	468	458
	1,316	1,204	2,625	2,440	2,176	2,326	4,115	4,530
Reconciliation to consolidated amount
Investment gains (losses)	—	—	—	—	1,379	5,082	(11)	5,476
Equity method investments	—	—	—	—	(1,170)	32	(1,159)	120
Corporate, eliminations and other	(63)	26	(115)	106	(92)	199	(176)	387
	$1,253	$1,230	$2,510	$2,546	$2,293	$7,639	$2,769	$10,513

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Capital expenditures				Depreciation and amortization
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2025	2024	2025	2024	2025	2024	2025	2024
Business segments
Insurance	$11	$14	$35	$49	$110	$100	$217	$198
BNSF	947	1,034	1,599	1,755	679	663	1,350	1,320
BHE	2,445	1,975	4,573	4,128	1,064	988	2,083	1,982
Manufacturing	603	651	1,310	1,359	612	613	1,222	1,214
Pilot	254	224	458	396	260	251	517	496
McLane	45	54	67	79	47	49	96	99
Service and retailing	553	583	1,097	1,162	404	376	803	743
	$4,858	$4,535	$9,139	$8,928	3,176	3,040	6,288	6,052
Reconciliation to consolidated amount
Corporate, eliminations and other					153	158	306	314
					$3,329	$3,198	$6,594	$6,366

	Goodwill		Identifiable assets
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Business segments
Insurance	$16,557	$16,557	$537,326	$539,884
BNSF	15,351	15,351	81,277	80,813
BHE	11,804	11,669	132,997	128,276
Manufacturing	27,951	27,716	122,431	119,860
Pilot	6,478	6,477	19,410	19,652
McLane	232	232	7,185	7,165
Service and retailing	5,878	5,878	38,356	37,198
	$84,251	$83,880	938,982	932,848
Reconciliation to consolidated amount
Corporate and other			140,735	137,153
Goodwill			84,251	83,880
			$1,163,968	$1,153,881

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Insurance – underwriting	$1,992	$2,263	$3,328	$4,861
Insurance – investment income	3,367	3,320	6,260	5,918
BNSF	1,466	1,227	2,680	2,370
Berkshire Hathaway Energy (“BHE”)	702	655	1,799	1,372
Manufacturing, service and retailing	3,601	3,380	6,661	6,468
Investment gains (losses)	4,970	18,750	(68)	20,230
Other-than-temporary impairment of investment in Kraft Heinz	(3,760)	—	(3,760)	—
Other	32	753	73	1,831
Net earnings attributable to Berkshire shareholders	$12,370	$30,348	$16,973	$43,050

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 24 to the accompanying Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2024) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods by the impacts of ongoing macroeconomic and geopolitical conflicts and events, as well as changes in industry or company-specific factors or events. The pace of changes in these events, including tensions from developing international trade policies and tariffs, accelerated through the first six months of 2025. Considerable uncertainty remains as to the ultimate outcome of these events. We are currently unable to reliably predict the ultimate impact on our businesses, whether through changes in the availability of products, supply chain costs and efficiency, and customer demand for our products and services. It is reasonably possible there could be adverse consequences on most, if not all, of our operating businesses, as well as on our investments in equity securities, which could significantly affect our future results.

Insurance underwriting after-tax earnings decreased $271 million in the second quarter and $1.5 billion in the first six months of 2025 compared to 2024. Underwriting results in the first six months of 2025 included after-tax losses of approximately $850 million from the Southern California wildfires, which occurred in the first quarter. After-tax earnings from insurance investment income increased $47 million (1.4%) in the second quarter and $342 million (5.8%) in the first six months of 2025 compared to 2024, attributable to higher average short-term investment balances, partially offset by lower interest rates and dividend income, as well as the impact of capital distributions to Berkshire in the fourth quarter of 2024. The subsequent investment income earned on such distributions is included in other earnings in the above table.

After-tax earnings of BNSF increased $239 million (19.5%) in the second quarter and $310 million (13.1%) in the first six months of 2025 compared to 2024, primarily from improved operating efficiencies and productivity and from lower effective income tax rates. After-tax earnings of BHE increased $47 million (7.2%) in the second quarter and $427 million (31.1%) in the first six months of 2025 compared to 2024. The earnings increases reflected higher earnings from the U.S. utilities and lower earnings attributable to noncontrolling interests and reduced losses from the real estate brokerage businesses, primarily due to the impact of litigation settlement charges in the first quarter of 2024, partially offset by lower earnings from the natural gas pipelines and other energy businesses.

After-tax earnings from our manufacturing, service and retailing businesses increased $221 million (6.5%) in the second quarter and $193 million (3.0%) in the first six months of 2025 compared to 2024. Results in 2025 among our numerous operations were mixed.

Investment gains (losses) derive from our investments in equity securities and can include significant unrealized gains and losses from changes in market prices and foreign currency exchange rates applicable to certain of our investments. We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices, are generally meaningless in understanding our reported periodic results or evaluating the economic performance of our operating businesses. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

After-tax other earnings include corporate investment income not allocated to operating businesses, earnings from equity method investments and foreign currency exchange rate gains and losses related to non-U.S. Dollar denominated debt. Other earnings declined $721 million in the second quarter and $1.76 billion in the first six months of 2025, reflecting foreign currency exchange rate losses in the second quarter and first six months of 2025 versus gains in 2024, partially offset by increased corporate investment income. After-tax foreign currency exchange rate losses were $877 million in the second quarter and $1.6 billion in the first six months of 2025 compared to gains of $446 million and $1.0 billion in the corresponding 2024 periods. After-tax corporate investment income increased $1.1 billion in the first six months of 2025 compared to 2024, primarily attributable to the impact of increased investments derived from subsidiary capital distributions to Berkshire.

Insurance—Underwriting

Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant property catastrophe loss events. Further, we generally do not retrocede the risks we assume. We currently consider consolidated pre-tax losses exceeding $150 million from an event occurring in the current year to be significant. We incurred significant losses in 2025 from the Southern California wildfires in the first quarter, while we experienced no significant catastrophe events in the first six months of 2024. Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, and foreign currency transaction gains and losses arising from the remeasurement of non-U.S. Dollar denominated assets and liabilities can also significantly affect our periodic underwriting results.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Pre-tax underwriting earnings:
GEICO	$1,821	$1,786	$3,994	$3,714
Berkshire Hathaway Primary Group	63	279	(81)	765
Berkshire Hathaway Reinsurance Group	650	782	343	1,694
Pre-tax underwriting earnings	2,534	2,847	4,256	6,173
Income taxes	542	584	928	1,312
Net underwriting earnings	$1,992	$2,263	$3,328	$4,861
Effective income tax rate	21.4%	20.5%	21.8%	21.3%

GEICO

GEICO writes property and casualty insurance policies, primarily private passenger automobile insurance, in all 50 states and the District of Columbia. GEICO offers its policies mainly by direct response methods where most customers apply for insurance coverage directly to the company. GEICO also operates an insurance agency that offers primarily homeowners and renters insurance to its auto policyholders. A summary of GEICO’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$11,003		$10,458		$22,509		$21,254
Premiums earned	$11,064	100.0	$10,469	100.0	$21,816	100.0	$20,703	100.0
Losses and loss adjustment expenses	7,945	71.8	7,755	74.1	15,369	70.4	15,169	73.3
Underwriting expenses	1,298	11.7	928	8.8	2,453	11.3	1,820	8.8
Total losses and expenses	9,243	83.5	8,683	82.9	17,822	81.7	16,989	82.1
Pre-tax underwriting earnings	$1,821		$1,786		$3,994		$3,714

Premiums written increased $545 million (5.2%) in the second quarter and $1.3 billion (5.9%) in the first six months of 2025 compared to 2024, reflecting an increase in policies-in-force and higher average premiums per policy. Premiums earned increased $595 million (5.7%) in the second quarter and $1.1 billion (5.4%) in the first six months of 2025 compared to 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

Losses and loss adjustment expenses increased $190 million (2.5%) in the second quarter and $200 million (1.3%) in the first six months of 2025 compared to 2024. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 71.8% in the second quarter and 70.4% in the first six months of 2025, decreases of 2.3 percentage points and 2.9 percentage points, respectively, compared to 2024. The loss ratio declines reflected the impact of higher average earned premiums per auto policy and lower claims frequencies, partially offset by increases in average claims severities and less favorable development of prior accident years’ claims estimates.

Private passenger automobile claims frequencies declined in the first six months of 2025 versus 2024 for property damage and collision coverages (six to nine percent range), with bodily injury coverage frequency down slightly. Average claims severities in the first six months of 2025 increased for both collision (one to three percent range) and bodily injury (eight to ten percent range) coverages compared to 2024. Losses and loss adjustment expenses included reductions in the ultimate loss estimates for prior accident years’ claims of $135 million in the first six months of 2025 compared to $205 million in 2024.

Underwriting expenses increased $370 million (39.9%) in the second quarter and $633 million (34.8%) in the first six months of 2025 compared to 2024. GEICO’s expense ratio (underwriting expense to premiums earned) was 11.3% in the first six months of 2025, an increase of 2.5 percentage points compared to 2024. The increases were attributable to increased policy acquisition related expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

Berkshire Hathaway Primary Group

BH Primary consists of several independently managed underwriting operations that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance (“BHSI”), RSUI Group and CapSpecialty (“RSUI and CapSpecialty”), Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group, GUARD Group (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct (“BH Direct”) and U.S. Liability Insurance Companies (“USLI”).

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,820		$4,931		$9,243		$9,424
Premiums earned	$4,677	100.0	$4,656	100.0	$9,254	100.0	$9,197	100.0
Losses and loss adjustment expenses	3,193	68.3	3,093	66.4	6,645	71.8	5,905	64.2
Underwriting expenses	1,421	30.4	1,284	27.6	2,690	29.1	2,527	27.5
Total losses and expenses	4,614	98.7	4,377	94.0	9,335	100.9	8,432	91.7
Pre-tax underwriting earnings (loss)	$63		$279		$(81)		$765

Premiums written declined 2.3% in the second quarter and 1.9% in the first six months of 2025 compared to 2024. The declines were primarily due to reductions at GUARD (36% year-to-date) and, to a lesser degree, at BHSI and RSUI, partially offset by higher volumes at NICO Primary, BHHC and BH Direct. GUARD’s premium declines reflected volume reductions across multiple product categories due to management’s decision to exit certain unprofitable lines and tightened overall underwriting standards beginning in 2024. The increases at NICO Primary and BHHC were primarily attributable to commercial auto and property business, while the increases at BH Direct reflected growth across several lines of business and product categories.

Losses and loss adjustment expenses increased $100 million (3.2%) in the second quarter and $740 million (12.5%) in the first six months of 2025 compared to 2024. The loss ratio increased 1.9 percentage points in the second quarter and 7.6 percentage points in the first six months of 2025 compared to 2024. Losses incurred from the Southern California wildfires were approximately $300 million in the first six months of 2025. Losses incurred in 2025 also included increases in estimated ultimate losses for prior accident years’ claims of $401 million in the first six months, attributable to higher ultimate loss estimates in liability coverages, partly offset by lower ultimate loss estimates in property coverages. In the first six months of 2024, incurred loss estimates for prior accident years’ claims were reduced by $228 million. Casualty claim costs continue to be negatively impacted by unfavorable social inflation trends, including the impacts of jury awards and litigation costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

Underwriting expenses increased $137 million (10.7%) in the second quarter and $163 million (6.5%) in the first six months of 2025 compared to 2024. The expense ratio increased 2.8 percentage points in the second quarter and 1.6 percentage points in the first six months of 2025 compared to 2024. The increases were primarily due to increases at GUARD and business mix changes.

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through the NICO, General Re and TransRe Groups. We also write life and health reinsurance coverages through the General Re Group and Berkshire Hathaway Life Insurance Company of Nebraska. A summary of BHRG’s pre-tax underwriting results follows (in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Property/casualty	$1,045	$1,022	$1,113	$2,030
Life/health	52	73	122	181
Retroactive reinsurance	(268)	(161)	(477)	(308)
Periodic payment annuity	(213)	(163)	(412)	(314)
Variable annuity	34	11	(3)	105
Pre-tax underwriting earnings	$650	$782	$343	$1,694

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,022		$5,547		$11,157		$12,002
Premiums earned	$5,108	100.0	$5,608	100.0	$10,343	100.0	$11,043	100.0
Losses and loss adjustment expenses	2,754	53.9	3,124	55.7	6,353	61.4	6,117	55.4
Underwriting expenses	1,309	25.6	1,462	26.1	2,877	27.8	2,896	26.2
Total losses and expenses	4,063	79.5	4,586	81.8	9,230	89.2	9,013	81.6
Pre-tax underwriting earnings	$1,045		$1,022		$1,113		$2,030

Premiums written declined $525 million (9.5%) in the second quarter and $845 million (7.0%) in the first six months of 2025 compared to 2024, primarily attributable to less property business being written. Premiums earned decreased 8.9% in the second quarter and 6.3% in the first six months of 2025 compared to 2024.

Losses and loss adjustment expenses declined $370 million (11.8%) in the second quarter and increased $236 million (3.9%) in the first six months of 2025 compared to 2024. The loss ratio decreased 1.8 percentage points in the second quarter and increased 6.0 percentage points in the first six months of 2025 compared to 2024. Losses incurred from the Southern California wildfires were approximately $760 million in the first six months of 2025. In the first six months, estimated ultimate liabilities for losses occurring in prior accident years were reduced $506 million in 2025 and $734 million in 2024, mostly attributable to lower-than-expected property losses.

Underwriting expenses decreased $153 million (10.5%) in the second quarter and $19 million (0.7%) in the first six months of 2025 compared to 2024. The expense ratio decreased 0.5 percentage points in the second quarter and increased 1.6 percentage points in the first six months of 2025 compared to 2024. Underwriting expenses included foreign currency exchange losses from the remeasurement of certain non-U.S. Dollar denominated liabilities of $58 million in the second quarter and $200 million in the first six months of 2025 and gains of $25 million in the second quarter and $51 million in the first six months of 2024. Otherwise, underwriting expenses in 2025 declined 15.9% in the second quarter and 9.2% in the first six months from 2024, primarily attributable to lower premiums earned and business mix changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,347		$1,226		$2,590		$2,457
Premiums earned	$1,346	100.0	$1,220	100.0	$2,586	100.0	$2,449	100.0
Life and health benefits	1,043	77.5	842	69.0	1,999	77.3	1,675	68.4
Underwriting expenses	251	18.6	305	25.0	465	18.0	593	24.2
Total benefits and expenses	1,294	96.1	1,147	94.0	2,464	95.3	2,268	92.6
Pre-tax underwriting earnings	$52		$73		$122		$181

Premiums earned increased $126 million (10.3%) in the second quarter and $137 million (5.6%) in the first six months of 2025, primarily due to increases in non-U.S. markets. Pre-tax underwriting earnings in 2025 declined $21 million in the second quarter and $59 million in the first six months compared to 2024. The year-to-date decline reflected the impact of U.S. life contract commutation gains of approximately $50 million in 2024.

Retroactive reinsurance

We have not written any significant retroactive reinsurance contracts in recent years. Pre-tax underwriting results derive from changes in the ultimate claim liability estimates and changes in the related deferred charge assets, as well as from foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated reinsurance contracts. Changes in foreign currency exchange rates produced losses of $88 million in the second quarter and $128 million in the first six months of 2025 compared to losses of $26 million in the second quarter and gains of $19 million in the first six months of 2024. Pre-tax underwriting losses before foreign currency exchange gains/losses were $349 million in the first six months of 2025 compared to $327 million in 2024.

Unpaid losses and loss adjustment expenses for retroactive reinsurance contracts declined $710 million in the first six months of 2025 to $31.7 billion at June 30, 2025, primarily due to loss payments, partially offset by foreign currency effects. Deferred charge assets on retroactive reinsurance contracts declined $323 million in the first six months of 2025 to $8.5 billion at June 30, 2025. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Premium rates for new periodic payment annuity business continue to be at unacceptable levels. We have not written any new business since 2022.

Pre-tax underwriting losses from periodic payment annuity contracts in each period included the accretion of discounted liabilities, including liabilities for contracts without life contingencies, as well as foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced losses of $87 million in the second quarter and $136 million in the first six months of 2025 compared to losses of $13 million in the second quarter and $15 million in the first six months of 2024. Pre-tax underwriting losses before foreign currency effects were $276 million in the first six months of 2025 compared to $299 million in 2024. Periodic payment annuity liabilities were $14.4 billion at June 30, 2025, which included liabilities of $4.0 billion for contracts without life contingencies, as well as the effects of discount rate changes recorded in accumulated other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax losses of $3 million in the first six months of 2025 compared to earnings of $105 million in 2024. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2025	2024	2025	2024	Second Quarter	First Six Months
Interest and other investment income	$2,524	$2,599	$5,043	$4,530	(2.9)%	11.3%
Dividend income	1,479	1,469	2,521	2,690	0.7	(6.3)
Pre-tax net investment income	4,003	4,068	7,564	7,220	(1.6)	4.8
Income taxes	636	748	1,304	1,302
Net investment income	$3,367	$3,320	$6,260	$5,918
Effective income tax rate	15.9%	18.4%	17.2%	18.0%

Interest and other investment income decreased $75 million (2.9%) in the second quarter and increased $513 million (11.3%) in the first six months of 2025 compared to 2024. The decrease in the second quarter was primarily attributable to the impact of dividends paid by insurance subsidiaries to Berkshire in the fourth quarter of 2024 and lower interest rates. The subsequent income earned on the cash and investments distributed to Berkshire are included in other earnings shown on pages 31 and 45. The increase in the first six months reflected higher average investment balances. We continue to believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to short-term investments.

Dividend income was relatively unchanged in the second quarter and declined $169 million (6.3%) in the first six months of 2025 compared to 2024. The year-to-date decline was primarily due to the impact of net dispositions of equity securities, partially offset by higher dividend rates on certain of our holdings. Dividend income also varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

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

Float was approximately $174 billion at June 30, 2025 and $171 billion at December 31, 2024. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting gains in the first six months of 2025 and 2024. Therefore, the average cost of float was negative in each period.

A summary of cash and investments held in our insurance businesses follows (in millions).

	June 30, 2025	December 31, 2024
Cash, cash equivalents and U.S. Treasury Bills	$221,999	$212,591
Equity securities	260,748	263,366
Fixed maturity securities	14,848	15,137
Other, including loans to affiliates	5,145	5,980
	$502,740	$497,074

Fixed maturity investments as of June 30, 2025 follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,671	$12	$3,683
Foreign governments	9,660	62	9,722
Corporate and other	1,214	229	1,443
	$14,545	$303	$14,848

U.S. government obligations are rated AA+ or Aa1 by the major rating agencies. Approximately 93% of our foreign government investments were rated AA or higher by at least one of the major rating agencies. Foreign government securities are issued or unconditionally guaranteed by national or provincial government entities.

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

	Second Quarter		First Six Months
	2025	2024	2025	2024
Railroad operating revenues	$5,726	$5,717	$11,402	$11,361
Railroad operating expenses	3,713	3,897	7,568	7,818
Railroad operating earnings	2,013	1,820	3,834	3,543
Other revenues (expenses), net	66	69	120	130
Interest expense	(270)	(267)	(542)	(532)
Pre-tax earnings	1,809	1,622	3,412	3,141
Income taxes	343	395	732	771
Net earnings	$1,466	$1,227	$2,680	$2,370
Effective income tax rate	19.0%	24.4%	21.5%	24.5%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units				Percentage Change
	Second Quarter		First Six Months		Second	First Six
	2025	2024	2025	2024	Quarter	Months
Consumer products	1,338	1,330	2,720	2,602	0.6%	4.5%
Industrial products	350	363	682	716	(3.6)	(4.7)
Agricultural and energy products	348	346	693	692	0.6	0.1
Coal	291	256	589	549	13.7	7.3
	2,327	2,295	4,684	4,559	1.4	2.7

Railroad operating revenues increased slightly in both the second quarter and the first six months of 2025 compared to 2024. Car/unit volumes increased 1.4% and 2.7% in the second quarter and the first six months of 2025, respectively, compared to the same periods in 2024. Average revenue per car/unit declined 1.4% in the second quarter and 2.6% in the first six months of 2025 versus 2024, resulting from lower fuel surcharge revenue and unfavorable business mix, partially offset by core pricing gains. Pre-tax earnings increased 11.5% in the second quarter and 8.6% in the first six months of 2025 compared to 2024, attributable to lower operating expenses.

Operating revenues from consumer products were $2.0 billion in the second quarter and $4.0 billion in the first six months of 2025, decreases of 7.1% and 2.1%, respectively, from 2024. The revenue decreases were attributable to lower average revenue per car/unit, partially offset by slightly higher volumes in the second quarter and 4.5% higher volumes in the first six months of 2025 compared to 2024. The volume increases were primarily due to higher intermodal shipments from higher West Coast imports and an increase in automotive vehicle volume.

Operating revenues from industrial products were $1.3 billion in the second quarter and $2.5 billion in the first six months of 2025, decreases of 0.8% and 2.0%, respectively, from 2024. The revenue declines were attributable to reductions in volumes of 3.6% in the second quarter and 4.7% in the first six months of 2025 compared to 2024, partially offset by higher average revenue per car/unit. The volume declines were primarily due to lower construction and petroleum products shipments.

Operating revenues from agricultural and energy products were $1.6 billion in the second quarter and $3.2 billion in the first six months of 2025, increases of 3.5% and 2.2%, respectively, compared to 2024. The revenue increases were attributable to higher average revenue per car/unit and slightly higher volumes in both periods. The volume increases were primarily due to slightly higher grain exports, partially offset by lower domestic grain, feed and renewable fuel volumes.

Operating revenues from coal were $716 million in the second quarter and $1.5 billion in the first six months of 2025, increases of 17.8% and 5.6%, respectively, from 2024. The second quarter revenue increase was attributable to higher volumes of 13.7% and higher average revenue per car/unit. The revenue increase in the first six months of 2025 was primarily due to higher volumes of 7.3%, partially offset by lower average revenue per car/unit. The volume increases were primarily attributable to the competitive effects of higher natural gas prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Railroad operating expenses declined $184 million (4.7%) in the second quarter and $250 million (3.2%) in the first six months of 2025 compared to 2024. Compensation and benefits expenses increased $51 million (3.9%) in the second quarter and $26 million (1.0%) in the first six months of 2025 compared to 2024. The increases were primarily due to wage inflation, partially offset by improved employee productivity. Fuel expenses declined $124 million (15.1%) in the second quarter and $208 million (12.4%) in the first six months of 2025 compared to 2024, reflecting lower average fuel prices, partially offset by higher volumes. Other railroad operating expenses declined $111 million (6.3%) in the second quarter and $68 million (2.0%) in the first six months of 2025 compared to 2024. The declines were primarily due to litigation accruals in the second quarter of 2024 and ongoing cost management efforts.

Income tax expense declined $52 million (13.2%) in the second quarter and $39 million (5.1%) in the first six months of 2025 compared to 2024, primarily due to lower deferred state income tax expenses arising from reductions in enacted rates during the second quarter of 2025.

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

The rates BHE’s regulated utility and energy businesses charge customers for energy and services are largely based on the costs of business operations, including income taxes and a return on capital, and are subject to regulatory approval. To the extent such costs are not allowed in the approved rates, operating results will be adversely affected. A summary of BHE’s net earnings follows (dollars in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenues:
Energy operating revenue	$5,130	$5,115	$10,636	$10,360
Real estate operating revenue	1,264	1,289	2,124	2,155
Other income	24	88	14	254
Total revenue	6,418	6,492	12,774	12,769
Costs and expenses:
Energy cost of sales	1,434	1,527	2,965	3,197
Energy operating expenses	2,725	2,774	5,310	5,218
Real estate operating costs and expenses	1,210	1,240	2,081	2,326
Interest expense	664	625	1,310	1,270
Total costs and expenses	6,033	6,166	11,666	12,011
Pre-tax earnings	385	326	1,108	758
Income tax benefit	(357)	(434)	(779)	(827)
Net earnings after income taxes	742	760	1,887	1,585
Noncontrolling interests of BHE subsidiaries	40	39	85	75
Net earnings attributable to BHE	702	721	1,802	1,510
Noncontrolling interests and preferred stock dividends	—	66	3	138
Net earnings attributable to Berkshire shareholders	$702	$655	$1,799	$1,372
Effective income tax rate	(92.7)%	(133.1)%	(70.3)%	(109.1)%

BHE’s income tax benefit and net earnings include significant production tax credits primarily from wind-powered electricity generation. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing substantial revisions to federal energy-related tax policy. Among its provisions, the OBBBA accelerates the phase-out of clean electricity production and investment tax credits and establishes new sourcing requirements applicable to facilities commencing construction after December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

We are currently evaluating the potential implications of the OBBBA on BHE’s financial results and capital expenditures related to renewable energy, storage and technology neutral projects, including the potential impact on the economics and viability of such projects. These evaluations may be further affected by broader macroeconomic and geopolitical conditions, including changes in international trade policies and tariff regimes. Due to the inherent uncertainties involved, we are unable to estimate the impact on BHE’s energy business at this time.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2025	2024	2025	2024	Second Quarter	First Six Months
U.S. utilities	$434	$267	$862	$643	62.5%	34.1%
Natural gas pipelines	183	234	671	733	(21.8)	(8.5)
Other energy businesses	303	379	650	661	(20.1)	(1.7)
Real estate brokerage	45	43	30	(116)	4.7	*
Corporate interest and other	(263)	(202)	(411)	(411)	30.2	—
	$702	$721	$1,802	$1,510	(2.6)	19.3

——————

* Not meaningful.

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $167 million (62.5%) in the second quarter and $219 million (34.1%) in the first six months of 2025 compared to 2024. Pre-tax Wildfire loss accruals, net of expected insurance recoveries, at PacifiCorp were $251 million in the second quarter of 2024. See Note 22 to the accompanying Consolidated Financial Statements for additional information on the Wildfires. Otherwise, net earnings of the U.S. utilities in the second quarter and the first six months of 2025 reflected comparative increases in electric utility margin, partially offset by an increase in energy operating expenses and lower other income.

The U.S. utilities’ electric utility margin was $2.1 billion in the second quarter and $4.0 billion in the first six months of 2025, increases of $205 million (10.8%) and $430 million (11.9%), respectively, compared to 2024. The increases reflected higher retail customer rates in certain territories, higher retail customer volumes and higher wholesale prices and volumes, partially offset by higher energy costs. Retail customer volumes increased 3.3% overall (up 9.0% at MEC, 2.0% at PacifiCorp and 0.3% at NV Energy) in the first six months of 2025 compared to 2024, primarily due to higher customer usage, an increase in the average number of customers and an overall favorable impact of weather. The increase in energy operating expenses was primarily due to higher depreciation and amortization expense, insurance expenses and general and plant maintenance costs.

Net earnings of natural gas pipelines declined $51 million in the second quarter and $62 million in the first six months of 2025 compared to 2024. The decreases in earnings reflected higher interest expense, largely due to debt issued in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, decreased margin on gas sales and lower other income, partially offset by higher transportation and storage revenues.

Net earnings of other energy businesses decreased $76 million in the second quarter and $11 million in the first six months of 2025 compared to 2024. The decreases were primarily due to lower earnings at Northern Powergrid, from lower distribution revenue in the second quarter of 2025 due to lower tariffs from inflation adjustments and deferred income tax charges related to the March 2025 enactment of a change in the Energy Profits Levy income tax in the United Kingdom, partially offset by favorable income tax expense from higher utilization of tax losses from upstream gas exploration and production activities.

Net earnings of real estate brokerage increased by $2 million in the second quarter and $146 million in the first six months of 2025 compared to 2024, primarily attributable to charges in 2024 with respect to the ongoing real estate industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries and effectuated a nationwide class settlement. See Note 22 to the accompanying Consolidated Financial Statements. The real estate brokerage business continues to be negatively impacted by the limited availability of homes for sale and high home prices.

Corporate interest and other after-tax earnings include BHE corporate interest expense and unallocated corporate and income tax expenses. Additionally, noncontrolling interests and preferred stock dividends include earnings attributable to non-Berkshire owners of BHE common stock and dividends on preferred stock held by other Berkshire subsidiaries. All remaining noncontrolling interests in BHE common stock were acquired in the second half of 2024 and the preferred stock was redeemed in the first quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
					Second	First Six
	2025	2024	2025	2024	Quarter	Months
Revenues
Manufacturing	$19,969	$19,840	$38,735	$38,369	0.7%	1.0%
Service and retailing	33,398	35,404	66,140	70,085	(5.7)	(5.6)
	$53,367	$55,244	$104,875	$108,454	(3.4)	(3.3)
Pre-tax earnings
Manufacturing	$3,247	$3,129	$5,963	$6,043	3.8%	(1.3)%
Service and retailing	1,400	1,310	2,690	2,453	6.9	9.7
	4,647	4,439	8,653	8,496	4.7	1.8
Income taxes and noncontrolling interests	1,046	1,059	1,992	2,028
Net earnings*	$3,601	$3,380	$6,661	$6,468
Effective income tax rate	21.8%	23.2%	22.3%	23.2%
Pre-tax earnings as a percentage of revenues	8.7%	8.0%	8.3%	7.8%

——————

* Excludes certain acquisition accounting expenses, which primarily relate to the amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $124 million in second quarter and $248 million in the first six months of 2025 and $137 million in the second quarter and $262 million in the first six months of 2024. These expenses are included in “Other” in the summary of earnings on page 31 and in the “Other” earnings table on page 45.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenues
Industrial products	$9,543	$9,273	$18,600	$18,156
Building products	6,945	6,897	13,113	12,986
Consumer products	3,481	3,670	7,022	7,227
	$19,969	$19,840	$38,735	$38,369
Pre-tax earnings
Industrial products	$1,828	$1,664	$3,409	$3,221
Building products	1,042	1,083	1,927	2,085
Consumer products	377	382	627	737
	$3,247	$3,129	$5,963	$6,043
Pre-tax earnings as a percentage of revenues
Industrial products	19.2%	17.9%	18.3%	17.7%
Building products	15.0	15.7	14.7	16.1
Consumer products	10.8	10.4	8.9	10.2

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

Revenues of the industrial products group were $9.5 billion in the second quarter and $18.6 billion in the first six months of 2025, increases of $270 million (2.9%) and $444 million (2.4%), respectively, compared to the same periods in 2024. Pre-tax earnings increased $164 million (9.9%) in the second quarter and $188 million (5.8%) in the first six months of 2025 compared to 2024. Pre-tax earnings as a percentage of revenues for the group were 18.3% for the first six months of 2025, an increase of 0.6 percentage points compared to 2024.

PCC’s revenues were $2.7 billion in the second quarter and $5.4 billion in the first six months of 2025, increases of 1.6% in the second quarter and 5.1% in the first six months compared to 2024. The increases reflected higher volumes and prices for aerospace products, partially offset by lower sales of power and general industrial products. PCC’s pre-tax earnings increased 37.0% in the second quarter and 38.7% in the first six months of 2025 compared to 2024. The earnings increases reflected aerospace sales increases and improved manufacturing and operating efficiencies. Earnings in the second quarter of 2025 included insurance recoveries associated with a fire at a fasteners facility that occurred in the first quarter of 2025, which mitigated the impact on earnings for the first six months of 2025.

Lubrizol’s revenues were $1.6 billion in the second quarter and $3.2 billion in the first six months of 2025, decreases of 4.9% and 4.8%, respectively, compared to the same periods in 2024. The declines were attributable to lower volumes and selling prices, partially offset by favorable product mix. Lubrizol’s pre-tax earnings declined 11.6% in the second quarter and 18.7% in the first six months of 2025 compared to 2024. The declines were primarily due to lower volumes and selling prices, higher manufacturing costs, as well as restructuring charges in the first quarter of 2025, partially offset by lower raw material costs and selling, general and administrative expenses.

Marmon’s revenues were $3.4 billion in the second quarter and $6.5 billion in the first six months of 2025, increases of 5.8% in the second quarter and 4.6% in the first six months compared to 2024. Seven of the twelve business groups generated higher revenues in the first six months of 2025. Rail & Leasing group revenues increased 14.3%, attributable to higher average lease rates and higher repair and sales volumes. Additionally, revenues in the first six months of 2025 increased in the Water Technologies (11.4%) and Transportation Products (3.9%) groups, primarily due to volume increases. Revenues increased in the Electrical group (4.0%), primarily due to copper price increases, and in the Plumbing & Refrigeration group (9.3%), attributable to volume and copper price increases. The largest revenue declines in the first six months of 2025 were experienced by the Metal Services (10.3%), Retail Solutions (9.9%) and Crane Services (11.4%) groups, reflecting a combination of reduced volumes and lower metals prices in Metal Services.

Marmon’s pre-tax earnings increased 6.9% in the second quarter and 2.3% in the first six months of 2025 compared to 2024, primarily due to reductions of liabilities accrued in connection with a prior business acquisition. Otherwise, operating results among the twelve business groups were mixed in each period. Earnings increases were generated in the Water Technologies, Plumbing & Refrigeration and Transportation Products groups, primarily attributable to a combination of increased volumes, business mix changes and cost management initiatives. Lower earnings were generated by the Electrical group due to lower margins in the building wire business and low demand in the utilities market. Additionally, earnings declined in the Metal Services group due to lower revenues. Rail & Leasing group earnings declined as increased maintenance costs on tank cars requiring regulatory inspection and maintenance procedures and reduced gains from asset sales more than offset the impact of the increases in revenues.

IMC’s revenues were $1.0 billion in the second quarter and $2.0 billion in the first six months of 2025, relatively unchanged compared to 2024. Revenues in 2025 increased due to the impact of business acquisitions, which were substantially offset by lower organic sales attributable to sluggish customer demand across all major regions and lower investment income. The decline in organic sales was attributable to weaker general economic conditions and ongoing geopolitical tensions. IMC’s pre-tax earnings declined 12.0% in the second quarter and 15.5% in the first six months of 2025 compared to 2024. The declines were primarily attributable to lower gross margin rates from higher raw materials costs and unfavorable manufacturing variances, increased selling, general and administrative expenses and lower investment and other income. IMC operates globally and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

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

Revenues of the building products group increased $48 million (0.7%) in the second quarter and $127 million (1.0%) in the first six months of 2025 compared to 2024. Pre-tax earnings of the group declined $41 million (3.8%) in the second quarter and $158 million (7.6%) in the first six months of 2025 compared to 2024. Our building products businesses are experiencing slowing customer demand and pricing pressures, attributable to prevailing general economic conditions and housing markets.

Clayton Homes’ revenues increased 5.2% to $3.3 billion in the second quarter and 6.2% to $6.2 billion in the first six months of 2025 compared to 2024. Revenues from home sales increased $130 million (2.9%) in the first six months of 2025, reflecting a 2.5% increase in new home unit sales, higher average selling prices and changes in sales mix. Financial services revenues increased 14.4% in the first six months of 2025 compared to 2024, primarily due to increased interest income from higher average loan balances and average interest rates. Loan balances, net of allowances for credit losses, were approximately $28.3 billion as of June 30, 2025, an increase of 11.4% since June 30, 2024. Loan portfolio balances are largely funded by borrowings from Berkshire finance affiliates.

Pre-tax earnings of Clayton Homes declined $12 million (2.5%) in the second quarter and $35 million (3.7%) in the first six months of 2025 compared to 2024, primarily attributable to lower earnings from financial services. The declines in financial services earnings were primarily due to increases in interest expense on borrowings from Berkshire finance affiliates, which more than offset the increases in interest income, as well as higher credit loss provisions attributable to the increases in loan balances and expected loss frequency and severity estimates. Interest expense increased $205 million in the first six months of 2025 versus 2024, as borrowings from affiliates of $25.0 billion at June 30, 2025 increased $6.5 billion since June 30, 2024. The corresponding interest income on such borrowings is included in the “Other” earnings section on page 45.

Other building products businesses revenues declined $115 million (3.0%) in the second quarter and $237 million (3.3%) in the first six months of 2025 compared to the prior year periods. The declines generally reflected lower unit volumes, pricing pressures and the impact of a divesture in 2025. Pre-tax earnings of our other building products businesses declined $30 million (5.1%) in the second quarter and $123 million (10.8%) in the first six months of 2025 compared to 2024. Earnings as a percentage of revenues in the first six months of 2025 declined 1.2 percentage points versus 2024. The earnings declines were primarily attributable to overall lower sales and average gross margin rates, partially offset by lower restructuring and legal expenses compared to 2024.

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

Consumer products group revenues declined $189 million (5.1%) in the second quarter and $205 million (2.8%) in the first six months of 2025 compared to 2024. Revenues at most of our businesses declined in 2025 compared to 2024. Year-to-date revenues declined at Fruit of the Loom (11.7%), Garan (10.1%) and Jazwares (38.5%), primarily attributable to lower volumes, including the impacts of business restructurings and uncertainties arising from international trade policies and tariffs, which produced delays in orders and shipments, particularly in the second quarter. Forest River revenues declined 4.8% in the second quarter and were relatively unchanged in the first six months of 2025 versus 2024, reflecting lower volumes and changes in business mix. Brooks Sports revenues increased 18.4% in the second quarter and 16.8% in the first six months of 2025 compared to 2024, primarily due to increased unit sales and changes in business mix.

Pre-tax earnings of our consumer products group declined $5 million (1.3%) in the second quarter and $110 million (14.9%) in the first six months of 2025 compared to 2024. The earnings decline in the first six months of 2025 was primarily attributable to lower earnings from Jazwares, Forest River, Duracell and Garan, due to generally lower sales volumes and gross sales margins and higher selling, general and administrative expenses as percentages of revenues. These declines were partially offset by higher earnings from Brooks Sports and Fruit of the Loom, attributable to a combination of increased gross margins at each business, as well as lower selling, general and administrative expenses at Fruit of the Loom.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Revenues
Service	$5,677	$5,211	$11,170	$10,362
McLane	12,601	12,458	24,776	24,933
Retailing	5,011	4,736	9,655	9,288
Pilot	10,109	12,999	20,539	25,502
	$33,398	$35,404	$66,140	$70,085
Pre-tax earnings
Service	$729	$633	$1,377	$1,224
McLane	176	142	357	307
Retailing	376	336	669	653
Pilot	119	199	287	269
	$1,400	$1,310	$2,690	$2,453
Pre-tax earnings as a percentage of revenues
Service	12.8%	12.1%	12.3%	11.8%
McLane	1.4	1.1	1.4	1.2
Retailing	7.5	7.1	6.9	7.0
Pilot	1.2	1.5	1.4	1.1

Service

Our service group businesses include NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training products and services to operators of aircraft, and TTI, a distributor of electronics components. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire), provide various facilities construction management services (IPS-Integrated Project Services, LLC (IPS)) and operate a television station in Miami, Florida (WPLG). McLane, which we view as a service business, is addressed separately, since it is deemed a separate segment for financial reporting purposes.

Service group revenues increased $466 million (8.9%) in the second quarter and $808 million (7.8%) in the first six months of 2025 compared to 2024. The revenue increases in each period were primarily attributable to higher revenues from aviation services (9.6% year-to-date), IPS (21.1% year-to-date) and TTI (4.8% year-to-date). The revenue increases from aviation services reflected increases in the number of aircraft in shared aircraft ownership programs and in-flight hours across NetJets’ various programs and higher average rates. The increases at TTI reflected higher customer demand in certain geographic regions in the second quarter. The increases at IPS were attributable to revenues from life sciences design and construction and other construction consulting services.

Service group pre-tax earnings increased $96 million (15.2%) in the second quarter and $153 million (12.5%) in the first six months of 2025 compared to 2024, primarily attributable to increases from aviation services, TTI, the leasing businesses and Charter Brokerage. Pre-tax earnings as a percentage of revenues rose 0.5 percentage points in the first six months of 2025 compared to 2024. The earnings increases from aviation services were primarily attributable to increased revenues, partially offset by higher flight crew costs and higher maintenance, fuel and depreciation expenses. TTI’s earnings increases reflected increases in gross sales margins and lower selling general and administrative expenses, including foreign currency exchange gains in 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

McLane’s revenues increased 1.1% in the second quarter and were relatively unchanged in the first six months of 2025 compared to 2024. Sales in 2025 generally reflected higher prices due to inventory cost inflation, and lower unit volumes year-to-date, although volume trends improved in the second quarter. Pre-tax earnings increased $34 million (23.9%) in the second quarter and $50 million (16.3%) in the first six months of 2025 compared to 2024, reflecting an increase in the overall gross sales margin rate, partially offset by higher selling, general and administrative expenses.

Retailing

Our retailing businesses include Berkshire Hathaway Automotive, Inc. (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers and insures vehicle service contracts and related insurance products. Our retailing businesses also include four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany. Pilot Travel Centers (“Pilot”), which is primarily a retail business, is addressed separately since it is deemed a separate segment for financial reporting purposes.

Retailing group aggregate revenues increased 5.8% in the second quarter and 4.0% in the first six months of 2025 compared to 2024. BHA’s revenues, which represented about 70% of our retailing group’s revenues in 2025, increased 7.1% in the second quarter and 6.1% in the first six months of 2025 as compared to 2024. The increases reflected higher new and pre-owned vehicle sales revenues, primarily due to increased units sold, higher average prices and changes in sales mix. BHA’s finance and insurance revenues increased 8.2% in the first six months of 2025, while service revenues increased 3.5% compared to 2024, primarily attributable to increased transaction volumes. Revenues of the other retailing businesses increased 2.9% in the second quarter and declined 1.1% in the first six months of 2025 versus 2024. Several of our other retailing businesses experienced sluggish customer demand in the first six months of 2025, attributable to a combination of increased competition and the impacts of higher economic uncertainty and changes in consumer confidence.

Retailing group pre-tax earnings increased $40 million (11.9%) in the second quarter and $16 million (2.5%) in the first six months of 2025 compared to 2024. BHA’s pre-tax earnings increased 8.0% in the second quarter and 4.2% in the first six months of 2025 compared to 2024, attributable to earnings increases from parts/service/repair and finance/service contract operations, partly offset by lower gross sales margins and higher selling, general and administrative expenses. Aggregate pre-tax earnings for the remainder of our retailing group increased $20 million (23.9%) in the second quarter and declined $4 million (2.8%) in the first six months of 2025 compared to 2024. The increase in the second quarter was primarily due to higher earnings from Nebraska Furniture Mart and seasonality effects at See’s Candies.

Pilot Travel Centers

Pilot operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. We acquired the remaining 20% noncontrolling interest in Pilot on January 16, 2024.

Pilot’s revenues declined $2.9 billion (22.2%) in the second quarter and $5.0 billion (19.5%) in the first six months of 2025 compared to 2024. The declines were primarily attributable to significantly lower volumes from bulk fuel sales and fuel trading activities, as well as lower average fuel prices, partially offset by increased retail fuel volumes.

Pilot’s pre-tax earnings declined $80 million (40.2%) in the second quarter and increased $18 million (6.7%) in the first six months of 2025 compared to 2024. Earnings in 2025 were negatively impacted by lower gross sales margins and higher selling general and administrative expenses and were favorably affected by lower interest expense and gains from asset dispositions in the first quarter. The increases in selling, general and administrative expenses were primarily due to higher employee compensation and benefits, insurance and maintenance costs. The declines in interest expense were attributable to reduced borrowing levels and lower rates. Pilot’s borrowings are currently from certain Berkshire insurance subsidiaries and approximate $3.9 billion at June 30, 2025, reflecting repayments of $1.6 billion since June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Gains (Losses)

A summary of investment gains (losses) follows (dollars in millions).

	Second Quarter		First Six Months
	2025	2024	2025	2024
Investment gains (losses)	$6,364	$23,857	$(71)	$25,733
Income taxes and noncontrolling interests	1,394	5,107	(3)	5,503
Net earnings	$4,970	$18,750	$(68)	$20,230
Effective income tax rate	21.7%	21.3%	14.9%	21.3%

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

Pre-tax investment gains and losses included unrealized gains of $7.6 billion in the second quarter and $1.2 billion in the first six months of 2025 and unrealized gains of $17.3 billion in the second quarter and $29.7 billion in the first six months of 2024, attributable to changes during the period in market prices on equity securities we held at the end of each period. Taxable investment gains and losses on equity securities sold, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were gains of $5.3 billion in the second quarter and $8.4 billion in the first six months of 2025 compared to gains of $59.6 billion in the second quarter and $73.7 billion in the first six months of 2024.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	Second Quarter			First Six Months
	2025		2024	2025		2024
Investment income	$866		$321	$1,735		$624
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(877)		446	(1,590)		1,043
Equity method earnings	184	*	220	300	*	625
Acquisition accounting expenses	(124)		(137)	(248)		(262)
Other earnings (losses)	(17)		(97)	(124)		(199)
	$32		$753	$73		$1,831

——————

* Excludes other-than-temporary impairment charge of $3.76 billion related to Berkshire’s investment in Kraft Heinz. See Note 5 to the Consolidated Financial Statements.

Investment income includes corporate interest income and dividend income not allocated to operating businesses. After-tax investment income increased $545 million in the second quarter and $1.1 billion in the first six months of 2025 compared to 2024, primarily due to increased investments in U.S. Treasury Bills, which derived largely from subsidiary dividends.

Foreign currency exchange rate gains and losses on Berkshire’s and BHFC’s senior notes represent the effects of changes in foreign currency exchange rates recognized in earnings from the periodic revaluation of non-U.S. Dollar denominated senior note liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the magnitude of the borrowings and the inherent volatility in foreign currency exchange rates.

Equity method earnings include our proportionate share of earnings of Kraft Heinz, Occidental and Berkadia. Occidental generated lower equity method earnings in the first six months of 2025 compared to 2024. Additionally, during the second quarter of 2025, we began recording our share of Kraft Heinz’s earnings on a one-quarter lag.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at June 30, 2025 was $668 billion, an increase of $18.6 billion since December 31, 2024. Net earnings attributable to Berkshire shareholders were $17 billion for the first six months of 2025. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases in the first six months of 2025.

At June 30, 2025, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills of $339.8 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $283.0 billion.

Our consolidated borrowings at June 30, 2025 were $127 billion, predominantly issued by Berkshire and BHFC, or by BNSF and BHE and its subsidiaries. Berkshire’s outstanding debt at June 30, 2025 was $21.9 billion, an increase of $770 million since December 31, 2024. In the first six months of 2025, Berkshire repaid approximately $1.6 billion of maturing debt. In April 2025, Berkshire issued ¥90 billion ($632 million) of senior notes with maturity dates ranging from 2028 to 2055 and a weighted average interest rate of 1.637%. Additionally, the carrying value of Berkshire’s non-U.S. Dollar denominated debt increased $1.7 billion in the first six months of 2025 due to foreign currency exchange rate losses. At the end of July 2025, Berkshire issued ¥151.5 billion ($1.0 billion) of senior notes maturing between 2030 and 2040 with a weighted average interest rate of 2.306%.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.3 billion at June 30, 2025, an increase of $393 million from December 31, 2024. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by Marmon’s railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.9 billion as of June 30, 2025 an increase of $355 million since December 31, 2024. In the first six months of 2025, BNSF repaid term debt of approximately $530 million and in June 2025 issued $900 million of 5.8% debentures due in 2056. BHE’s aggregate borrowings were $58.1 billion at June 30, 2025, an increase of $1.75 billion from December 31, 2024. In the first six months of 2025, BHE subsidiaries issued approximately $2.7 billion of term debt, with a weighted average interest rate of 6.5% and maturity dates ranging from 2035 to 2055, and BHE and its subsidiaries repaid term debt of $2.0 billion and increased short-term borrowings by $564 million. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first six months of 2025, our diverse group of businesses generated net operating cash flows of $21.0 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $9.1 billion in the first six months of 2025, which included capital expenditures by BNSF and BHE of $6.2 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures of approximately $8.8 billion over the remainder of 2025.

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

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2025 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our Consolidated Balance Sheet as of June 30, 2025 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $150.5 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2025 included goodwill of acquired businesses of $84.3 billion and indefinite-lived intangible assets of $18.9 billion. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2024, our estimated fair values of seven reporting units did not exceed our carrying values by at least 20%, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our estimated aggregate fair value of these units at that time was approximately $65.6 billion, which exceeded our aggregate carrying value of approximately $57.4 billion. Goodwill of these reporting units totaled approximately $18.6 billion.

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

As of June 30, 2025, we concluded it was more likely than not that goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on changes in market and economic conditions and events affecting our businesses, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2025, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. No Class A or Class B shares were repurchased in the second quarter of 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
April	—	$—	—	*
May	—	—	—	*
June	—	—	—	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 2, 2025	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer