Form 10-Q
period 2025-09-30
BERKSHIRE HATHAWAY INC
filed 2025-11-03
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of October 20, 2025:

Class A —	523,010 shares
Class B —	1,372,820,139 shares

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Insurance and Other:
Cash and cash equivalents*	$72,156	$44,333
Short-term investments in U.S. Treasury Bills**	305,367	286,472
Investments in fixed maturity securities	17,943	15,364
Investments in equity securities	283,241	271,588
Equity method investments	25,524	31,134
Loans and finance receivables	29,327	27,798
Other receivables	48,938	43,887
Inventories	25,319	24,008
Property, plant and equipment	30,736	30,071
Equipment held for lease	18,250	17,828
Goodwill	57,418	56,860
Other intangible assets	34,055	34,638
Deferred charges - retroactive reinsurance	8,298	8,797
Other	26,133	24,994
	982,705	917,772
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,150	3,396
Receivables	4,522	4,503
Property, plant and equipment	181,579	175,030
Goodwill	27,107	27,020
Regulatory assets	5,203	5,349
Other	20,697	20,811
	243,258	236,109
Total assets	$1,225,963	$1,153,881

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $38.4 billion at September 30, 2025 and $14.4 billion at December 31, 2024.

** Includes unsettled purchases of U.S. Treasury Bills of $23.2 billion at September 30, 2025 and $12.8 billion at December 31, 2024. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2025	December 31, 2024
	(Unaudited)
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$119,837	$115,151
Unpaid losses and loss adjustment expenses - retroactive reinsurance contracts	31,307	32,443
Unearned premiums	33,483	30,808
Life, annuity and health insurance benefits	18,275	17,616
Other policyholder liabilities	10,747	10,703
Accounts payable, accruals and other liabilities	38,172	37,489
Payable for purchases of U.S. Treasury Bills	23,241	12,769
Aircraft repurchase liabilities and unearned lease revenues	10,052	9,356
Notes payable and other borrowings	45,617	44,885
	330,731	311,220
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	18,787	18,226
Regulatory liabilities	6,990	7,033
Notes payable and other borrowings	81,626	79,877
	107,403	105,136
Income taxes, principally deferred	87,388	85,870
Total liabilities	525,522	502,226
Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,622	35,665
Accumulated other comprehensive income	(2,523)	(3,584)
Retained earnings	743,987	696,218
Treasury stock, at cost	(78,939)	(78,939)
Berkshire shareholders’ equity	698,155	649,368
Noncontrolling interests	2,286	2,287
Total shareholders’ equity	700,441	651,655
Total liabilities and shareholders’ equity	$1,225,963	$1,153,881

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenues:
Insurance and Other:
Insurance premiums earned	$22,445	$22,055	$66,444	$65,482
Sales and service revenues	51,011	49,453	148,484	151,227
Leasing revenues	2,513	2,315	7,453	6,845
Interest, dividend and other investment income	5,697	5,928	17,331	15,550
	81,666	79,751	239,712	239,104
Railroad, Utilities and Energy:
Freight rail transportation revenues	5,986	5,885	17,375	17,242
Utility and energy operating revenues	6,046	6,014	16,658	16,350
Service revenues and other income	1,274	1,345	3,467	3,821
	13,306	13,244	37,500	37,413
Total revenues	94,972	92,995	277,212	276,517

Investment gains (losses)	21,939	20,514	21,868	46,247

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,735	15,163	42,454	42,718
Life, annuity and health benefits	1,116	925	3,316	2,824
Insurance underwriting expenses	4,431	4,934	13,255	12,733
Cost of sales and services	40,875	39,579	119,042	122,453
Cost of leasing	1,877	1,774	5,651	5,204
Selling, general and administrative expenses	6,285	8,219	21,897	19,793
Interest expense	325	315	983	1,057
	68,644	70,909	206,598	206,782
Railroad, Utilities and Energy:
Freight rail transportation expenses	3,862	3,855	11,464	11,705
Utility and energy cost of sales and other expenses	4,578	4,456	12,825	12,849
Other expenses	1,116	1,104	3,113	3,341
Interest expense	936	899	2,788	2,703
	10,492	10,314	30,190	30,598
Total costs and expenses	79,136	81,223	236,788	237,380
Earnings before income taxes and equity method earnings	37,775	32,286	62,292	85,384
Equity method earnings (losses)	330	222	(4,289)	967
Earnings before income taxes	38,105	32,508	58,003	86,351
Income tax expense	7,241	6,028	10,010	16,541
Net earnings	30,864	26,480	47,993	69,810
Earnings attributable to noncontrolling interests	68	229	224	509
Net earnings attributable to Berkshire shareholders	$30,796	$26,251	$47,769	$69,301
Net earnings per average equivalent Class A share	$21,413	$18,272	$33,214	$48,205
Net earnings per average equivalent Class B share*	$14.28	$12.18	$22.14	$32.14
Average equivalent Class A shares outstanding	1,438,223	1,436,706	1,438,223	1,437,619
Average equivalent Class B shares outstanding	2,157,335,139	2,155,058,383	2,157,335,139	2,156,427,917

——————

* Net earnings per average equivalent Class B share outstanding are equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Net earnings	$30,864	$26,480	$47,993	$69,810
Other comprehensive income:
Unrealized gains (losses) on investments	(42)	134	116	109
Applicable income taxes	11	(31)	(18)	(28)
Foreign currency translation	(283)	900	1,307	139
Applicable income taxes	(35)	57	(89)	49
Long-duration insurance contract discount rate changes	(305)	(882)	(151)	(23)
Applicable income taxes	67	188	31	13
Defined benefit pension plans	(17)	(19)	(122)	(18)
Applicable income taxes	4	4	21	3
Other, net	(32)	(157)	(22)	(170)
Other comprehensive income, net	(632)	194	1,073	74
Comprehensive income	30,232	26,674	49,066	69,884
Comprehensive income attributable to noncontrolling interests	64	260	236	512
Comprehensive income attributable to Berkshire shareholders	$30,168	$26,414	$48,830	$69,372

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
2025
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655
Net earnings	—	—	4,603	—	69	4,672
Other comprehensive income, net	—	500	—	—	6	506
Transactions with noncontrolling interests	—	—	—	—	(91)	(91)
Balance at March 31, 2025	$35,673	$(3,084)	$700,821	$(78,939)	$2,271	$656,742
Net earnings	—	—	12,370	—	87	12,457
Other comprehensive income, net	—	1,189	—	—	10	1,199
Transactions with noncontrolling interests	(41)	—	—	—	(81)	(122)
Balance at June 30, 2025	$35,632	$(1,895)	$713,191	$(78,939)	$2,287	$670,276
Net earnings	—	—	30,796	—	68	30,864
Other comprehensive income, net	—	(628)	—	—	(4)	(632)
Transactions with noncontrolling interests	(2)	—	—	—	(65)	(67)
Balance at September 30, 2025	$35,630	$(2,523)	$743,987	$(78,939)	$2,286	$700,441

2024
Balance at December 31, 2023	$34,488	$(3,763)	$607,350	$(76,802)	$6,236	$567,509
Net earnings	—	—	12,702	—	130	12,832
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	(287)	—	—	(23)	(310)
Acquisitions of common stock	—	—	—	(2,573)	—	(2,573)
Transactions with noncontrolling interests	502	—	—	—	(48)	454
Balance at March 31, 2024	$34,990	$(4,050)	$619,925	$(79,375)	$6,295	$577,785
Net earnings	—	—	30,348	—	150	30,498
Other comprehensive income, net	—	195	—	—	(5)	190
Acquisitions of common stock	—	—	—	(345)	—	(345)
Transactions with noncontrolling interests	9	—	—	—	(166)	(157)
Balance at June 30, 2024	$34,999	$(3,855)	$650,273	$(79,720)	$6,274	$607,971
Net earnings	—	—	26,251	—	229	26,480
Other comprehensive income, net	—	163	—	—	31	194
Acquisitions of common stock	—	—	—	—	—	—
Transactions with noncontrolling interests	487	—	—	471	(3,797)	(2,839)
Balance at September 30, 2024	$35,486	$(3,692)	$676,524	$(79,249)	$2,737	$631,806

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Nine Months
	2025	2024
Cash flows from operating activities:
Net earnings	$47,993	$69,810
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(21,868)	(46,247)
Depreciation and amortization	9,927	9,572
Discount accretion on investments, principally U.S. Treasury Bills	(8,846)	(7,880)
Other	7,107	699
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	2,589	2,885
Deferred charges - retroactive reinsurance	499	610
Unearned premiums	2,583	2,510
Receivables and originated loans	(5,930)	(1,747)
Inventories	(1,013)	232
Other assets	(676)	(1,549)
Other liabilities	1,229	(1,729)
Income taxes	1,183	(1,195)
Net cash flows from operating activities	34,777	25,971
Cash flows from investing activities:
Purchases of equity securities	(13,447)	(5,809)
Sales of equity securities	24,046	133,218
Purchases of U.S. Treasury Bills and fixed maturity securities	(444,370)	(385,224)
Sales of U.S. Treasury Bills and fixed maturity securities	29,238	30,755
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	412,821	226,901
Purchases of property, plant and equipment and equipment held for lease	(14,725)	(13,629)
Other	342	(767)
Net cash flows from investing activities	(6,095)	(14,555)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,734	2,689
Repayments of borrowings of insurance and other businesses	(2,672)	(7,761)
Proceeds from borrowings of railroad, utilities and energy businesses	4,015	6,617
Repayments of borrowings of railroad, utilities and energy businesses	(3,253)	(2,249)
Changes in short-term borrowings, net	628	(3,407)
Acquisitions of treasury stock	—	(2,918)
Other, principally transactions with noncontrolling interests	(730)	(4,984)
Net cash flows from financing activities	(278)	(12,013)
Effects of foreign currency exchange rate changes	331	(54)
Increase (decrease) in cash and cash equivalents and restricted cash	28,735	(651)
Cash and cash equivalents and restricted cash at the beginning of the year*	48,376	38,643
Cash and cash equivalents and restricted cash at the end of the third quarter*	$77,111	$37,992
* Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$44,333	$34,268
Railroad, Utilities and Energy	3,396	3,754
Restricted cash included in other assets	647	621
	$48,376	$38,643
End of the third quarter—
Insurance and Other	$72,156	$32,605
Railroad, Utilities and Energy	4,150	4,576
Restricted cash included in other assets	805	811
	$77,111	$37,992

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on loans and other receivables and the estimation of losses assumed under insurance and reinsurance contracts. These estimates may be subject to significant adjustments in future periods.

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

As described in Note 1 to the Consolidated Financial Statements in the Annual Report, we reclassified the asset, liability, revenue and expense balances of Pilot Travel Centers LLC (“Pilot”) from the Railroad, Utilities and Energy sections to the Insurance and Other sections of our Consolidated Balance Sheets and Statements of Earnings. Accordingly, we reclassified the Pilot balances in the accompanying Consolidated Statements of Earnings for the third quarter and first nine months of 2024 from the Railroad, Utilities and Energy section to the Insurance and Other section to conform with current presentations for comparability purposes. These reclassifications had no effect on consolidated revenues, expenses or net earnings from the amounts previously reported. The reclassifications to the amounts previously reported in our Consolidated Statement of Earnings are summarized below (in millions).

	Third Quarter 2024			First Nine Months 2024
	As previously reported	Reclassification	As reclassified	As previously reported	Reclassification	As reclassified
Revenues:
Insurance and Other:
Sales and service revenues	$38,863	$10,590	$49,453	$115,227	$36,000	$151,227
Interest, dividend and other investment income	5,896	32	5,928	15,450	100	15,550
Railroad, Utilities and Energy:
Utility and energy operating revenues	16,598	(10,584)	6,014	52,336	(35,986)	16,350
Service revenues and other income	1,383	(38)	1,345	3,935	(114)	3,821
Costs and expenses:
Insurance and Other:
Cost of sales and services	30,323	9,256	39,579	90,109	32,344	122,453
Selling, general and administrative expenses	7,324	895	8,219	17,292	2,501	19,793
Interest expense	315	—	315	961	96	1,057
Railroad, Utilities and Energy:
Utility and energy cost of sales and other expenses	14,607	(10,151)	4,456	47,694	(34,845)	12,849
Interest expense	899	—	899	2,799	(96)	2,703

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

We are evaluating the impacts these pronouncements will have on disclosures in our Consolidated Financial Statements.

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2025
U.S. Treasury, U.S. government corporations and agencies	$4,613	$13	$—	$4,626
Foreign governments	11,822	39	(19)	11,842
Corporate and other	1,240	239	(4)	1,475
	$17,675	$291	$(23)	$17,943
December 31, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,447	$16	$(4)	$4,459
Foreign governments	9,443	16	(97)	9,362
Corporate and other	1,324	225	(6)	1,543
	$15,214	$257	$(107)	$15,364

As of September 30, 2025, approximately 95% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at September 30, 2025 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$12,780	$4,179	$498	$109	$109	$17,675
Fair value	12,829	4,179	693	120	122	17,943

Note 4. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2025
Banks, insurance and finance	$14,966	$82,006	$96,972
Consumer products	12,198	80,191	92,389
Commercial, industrial and other	56,013	37,867	93,880
	$83,177	$200,064	$283,241
December 31, 2024
Banks, insurance and finance	$15,707	$75,936	$91,643
Consumer products	12,658	92,091	104,749
Commercial, industrial and other	47,141	28,055	75,196
	$75,506	$196,082	$271,588

Notes to Consolidated Financial Statements

Note 4. Investments in equity securities

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at September 30, 2025 and December 31, 2024 represented 66% and 71%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at each date were American Express Company, Apple Inc., Bank of America Corporation, The Coca-Cola Company and Chevron Corporation.

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

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of September 30, 2025, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. To date, Occidental has redeemed approximately $1.5 billion of the aggregate liquidation value due to excess distributions, as defined under the terms of the Occidental preferred stock certificate of designations, to its common stockholders.

The Occidental common stock warrants currently allow us to purchase up to 83.9 million shares of Occidental common stock at an exercise price of $59.59 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of September 30, 2025, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 22.0% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of September 30, 2025, we owned 27.5% of the outstanding Kraft Heinz common stock and 26.9% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an international energy company, whose activities include oil and natural gas exploration, development and production, and chemicals manufacturing businesses.

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

Our investments in Kraft Heinz, Occidental and Berkadia are summarized as follows (in millions). Kraft Heinz and Occidental common stocks are publicly-traded and the fair values are based on quoted market prices as of our balance sheet dates.

	Carrying Value		Fair Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Kraft Heinz	$8,605	$13,395	$8,480	$9,994
Occidental	16,468	17,287	12,518	13,053
Berkadia	451	452
	$25,524	$31,134

Notes to Consolidated Financial Statements

Note 5. Equity method investments

Our equity in earnings and distributions received from equity method investments are as follows (in millions).

	Equity in Earnings				Distributions Received
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Kraft Heinz*	$225	$(78)	$(4,571)	$164	$131	$131	$391	$391
Occidental*	77	277	211	740	63	55	183	151
Berkadia	28	23	71	63	34	19	72	37
	$330	$222	$(4,289)	$967	$228	$205	$646	$579

——————

* We report our equity in Occidental’s earnings on a one-quarter lag and, as indicated below, in the second quarter of 2025, we began reporting our equity in Kraft Heinz’s earnings on a one-quarter lag.

We recorded a pre-tax impairment loss of approximately $5.0 billion in the second quarter of 2025 as a component of our equity in the earnings of Kraft Heinz, which reduced the carrying value of our investment in Kraft Heinz to fair value at that time. As such, Berkshire’s share of Kraft Heinz shareholders’ equity exceeded Berkshire’s equity method carrying value by approximately $5.0 billion at that time. This basis difference was attributed to Kraft Heinz’s indefinite-lived intangible assets and goodwill.

In evaluating our investment in Kraft Heinz for other-than-temporary impairment in the second quarter of 2025, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company. Furthermore, Berkshire’s representatives on the Kraft Heinz Board of Directors stepped down on May 19, 2025. Since then, the timing and extent of financial information Berkshire receives regarding Kraft Heinz is limited to the information that Kraft Heinz makes available to the public. In May 2025, Kraft Heinz announced that it was evaluating potential strategic transactions to enhance shareholder value. On September 2, 2025, Kraft Heinz announced a plan to split Kraft Heinz into two independent, publicly traded companies through a tax-free spin-off.

Since the timing and extent of financial information we receive from Kraft Heinz became limited to the information Kraft Heinz makes publicly available, we concluded our receipt of such information was no longer sufficiently timely for concurrent inclusion in our Consolidated Financial Statements. Thus, we began recognizing the equity method effects attributable to our investment in Kraft Heinz on a one-quarter lag beginning with our second quarter of 2025.

Our equity in earnings from Kraft Heinz in the first six months of 2025 included the $5.0 billion impairment loss we recorded in our second quarter, as well as our share of earnings Kraft Heinz reported in its first quarter of 2025. Our equity in earnings from Kraft Heinz for the third quarter of 2025 included our proportionate share of Kraft Heinz’s net earnings in the second quarter before our share ($2.4 billion) of the after-tax indefinite-lived intangible asset and goodwill impairment losses recognized by Kraft Heinz in its second quarter of 2025 (approximately $8.6 billion), which we applied to the basis difference that resulted from the impairment loss we recorded in our second quarter.

Summarized financial information of Kraft Heinz follows (in millions).

	June 28, 2025	December 28, 2024
Assets	$81,581	$88,287
Liabilities	40,089	38,962

	Quarter Ended June 28, 2025	Six Months Ended June 28, 2025	Quarter Ended September 28, 2024	Nine Months Ended September 28, 2024
Net sales	$6,352	$12,351	$6,383	$19,270
Net earnings (loss) attributable to common shareholders	(7,824)	(7,112)	(290)	613

Notes to Consolidated Financial Statements

Note 5. Equity method investments

As of September 30, 2025, the excess of the carrying value over the fair value of our investment in Occidental common stock was $3.95 billion (or 24% of our carrying value). In evaluating the investment in Occidental for other-than-temporary impairment as of September 30, 2025, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company, as well as our current expectations and other factors. Based on the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings for Occidental was not required as of September 30, 2025. However, our current expectations and intentions concerning this investment may change in the future, which may result in the recognition of an impairment loss at that time. Our carrying value in Occidental common stock as of September 30, 2025 exceeded our share of Occidental common shareholders’ equity as of June 30, 2025 by approximately $9.1 billion.

Summarized financial information of Occidental follows (in millions).

	June 30, 2025	September 30, 2024
Assets	$84,360	$85,803
Liabilities	48,184	50,869

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Total revenues and other income	$6,456	$6,879	$20,136	$20,418
Net earnings attributable to common shareholders	288	992	757	2,739

Note 6. Investment gains (losses)

Investment gains (losses) are summarized as follows (in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Investment gains (losses):
Equity securities:
Increase in unrealized investment gains during the period on securities held at the end of the period	$20,555	$18,643	$23,559	$45,053
Investment gains (losses) on securities sold during the period	1,365	1,868	(820)	1,221
	21,920	20,511	22,739	46,274
Fixed maturity securities:
Gross realized gains	27	23	43	37
Gross realized losses	(13)	(17)	(68)	(57)
Other	5	(3)	(846)	(7)
	$21,939	$20,514	$21,868	$46,247

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

Proceeds from sales of equity securities were approximately $24.0 billion in the first nine months of 2025 and $133.2 billion in 2024. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $10.4 billion in the third quarter and $18.7 billion in the first nine months of 2025 compared to gains of $23.4 billion in the third quarter and $97.1 billion in the first nine months of 2024.

Notes to Consolidated Financial Statements

Note 7. Loans and finance receivables

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans and are summarized as follows (in millions).

	September 30, 2025	December 31, 2024
Loans and finance receivables, before allowances and discounts	$31,450	$29,700
Allowances for credit losses	(1,323)	(1,134)
Unamortized acquisition discounts and points	(800)	(768)
	$29,327	$27,798

Reconciliations of the allowance for credit losses on loans and finance receivables follow (in millions).

	2025	2024
Balance at the beginning of the year	$1,134	$950
Provision for credit losses	314	180
Charge-offs, net of recoveries	(125)	(79)
Balance at September 30	$1,323	$1,051

As of September 30, 2025, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans, before discounts and allowances, by year of loan origination as of September 30, 2025 follows (in millions).

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Performing	$4,512	$5,527	$4,611	$3,421	$2,845	$9,590	$30,506
Non-performing	2	18	25	18	15	59	137
	$4,514	$5,545	$4,636	$3,439	$2,860	$9,649	$30,643

Note 8. Other receivables

Other receivables are summarized as follows (in millions).

	September 30, 2025	December 31, 2024
Insurance and other:
Insurance premiums receivable	$20,943	$18,548
Reinsurance recoverables	5,182	5,177
Trade receivables	16,956	15,638
Other	6,577	5,199
Allowances for credit losses	(720)	(675)
	$48,938	$43,887
Railroad, utilities and energy:
Trade receivables	$3,934	$3,764
Other	676	862
Allowances for credit losses	(88)	(123)
	$4,522	$4,503

Provisions for credit losses with respect to other receivables were $404 million in the first nine months of 2025 compared to $358 million in 2024. Charge-offs, net of recoveries, were $402 million in the first nine months of 2025 compared to $364 million in 2024.

Notes to Consolidated Financial Statements

Note 9. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	September 30, 2025	December 31, 2024
Raw materials and supplies	$5,720	$5,421
Work in process and other	3,502	3,150
Finished manufactured goods	5,342	4,898
Goods acquired for resale	10,755	10,539
	$25,319	$24,008

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.2 billion as of September 30, 2025 and $3.0 billion as of December 31, 2024.

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	September 30, 2025	December 31, 2024
Land, buildings and improvements	$21,612	$20,735
Machinery and equipment	33,611	32,475
Furniture, fixtures and other	6,129	5,501
	61,352	58,711
Accumulated depreciation	(30,616)	(28,640)
	$30,736	$30,071

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	September 30, 2025	December 31, 2024
Railroad:
Land, track structure and other roadway	$75,996	$74,093
Locomotives, freight cars and other equipment	15,591	15,766
Construction in progress	2,203	1,813
	93,790	91,672
Accumulated depreciation	(21,965)	(20,411)
	71,825	71,261
Utilities and energy:
Utility generation, transmission and distribution systems	106,751	103,015
Interstate natural gas pipeline assets	20,646	20,237
Independent power plants and other	15,619	14,840
Construction in progress	11,845	8,793
	154,861	146,885
Accumulated depreciation	(45,107)	(43,116)
	109,754	103,769
	$181,579	$175,030

Property, plant and equipment depreciation expense for the first nine months of 2025 and 2024 is summarized below (in millions).

	2025	2024
Insurance and other	$2,366	$2,316
Railroad, utilities and energy	5,121	4,859
	$7,487	$7,175

Notes to Consolidated Financial Statements

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	September 30, 2025	December 31, 2024
Railcars	$10,292	$10,137
Aircraft	15,303	14,201
Other	5,724	5,686
	31,319	30,024
Accumulated depreciation	(13,069)	(12,196)
	$18,250	$17,828

Depreciation expense on equipment held for lease in the first nine months was $1,134 million in 2025 and $1,054 million in 2024. Fixed and variable operating lease revenues are summarized below (in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Fixed lease revenue	$1,743	$1,637	$5,163	$4,801
Variable lease revenue	770	678	2,290	2,044
	$2,513	$2,315	$7,453	$6,845

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first nine months of 2025 and for the year ended December 31, 2024 follow (in millions).

	September 30, 2025	December 31, 2024
Balance at the beginning of the year*	$83,880	$84,626
Business acquisitions	400	87
Other, including foreign currency translation	245	(833)
Balance at the end of the period*	$84,525	$83,880

——————

* Net of accumulated goodwill impairments of $11.5 billion as of September 30, 2025 and December 31, 2024 and $11.1 billion as of December 31, 2023.

Other intangible assets are summarized below (in millions).

	September 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$31,150	$9,428	$21,722	$30,941	$8,840	$22,101
Trademarks and trade names	9,047	1,146	7,901	9,007	1,041	7,966
Patents and technology	5,700	4,666	1,034	5,375	4,359	1,016
Other	5,614	2,216	3,398	5,551	1,996	3,555
	$51,511	$17,456	$34,055	$50,874	$16,236	$34,638
Railroad, utilities and energy:
Customer relationships and contracts	$1,540	$785	$755	$1,553	$728	$825
Other	441	133	308	437	126	311
	$1,981	$918	$1,063	$1,990	$854	$1,136

Notes to Consolidated Financial Statements

Note 12. Goodwill and other intangible assets

Intangible asset amortization expense in the first nine months was $1.3 billion in 2025 and 2024. Intangible assets with indefinite lives were $19.0 billion as of September 30, 2025 and $18.9 billion as of December 31, 2024 and primarily consisted of certain customer relationships, trademarks and trade names. Railroad, utilities and energy intangible assets are included in other assets.

Note 13. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 14), follow (in millions).

	2025	2024
Balance at the beginning of the year:
Gross liabilities	$115,151	$111,082
Reinsurance recoverable on unpaid losses	(4,593)	(4,893)
Net liabilities	110,558	106,189
Losses and loss adjustment expenses incurred:
Current accident year	43,124	43,166
Prior accident years	(1,182)	(992)
Total	41,942	42,174
Losses and loss adjustment expenses paid:
Current accident year	(16,086)	(16,011)
Prior accident years	(22,165)	(21,370)
Total	(38,251)	(37,381)
Foreign currency effect	949	206
Balance at September 30:
Net liabilities	115,198	111,188
Reinsurance recoverable on unpaid losses	4,639	4,648
Gross liabilities	$119,837	$115,836

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

Current accident year incurred losses from significant catastrophe events (losses exceeding $150 million per event) in the first nine months were $1.1 billion in 2025 from the Southern California wildfires, which occurred in the first quarter, and $715 million in 2024 from Hurricane Helene, which occurred in the third quarter.

We recorded net reductions of estimated ultimate claim liabilities for prior accident years’ claims of $1.2 billion in the first nine months of 2025 and $992 million in the first nine months of 2024, which reduced losses and loss adjustment expenses incurred in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 1.1% in 2025 and 0.9% in 2024.

Notes to Consolidated Financial Statements

Note 13. Unpaid losses and loss adjustment expenses

Our primary insurance businesses recorded net decreases in prior accident years’ estimated ultimate claim liabilities of $284 million in the first nine months of 2025, attributable to decreases for property and workers’ compensation coverages, partly offset by increases in medical professional liability and other casualty coverages. In the first nine months of 2024, our primary insurance businesses increased estimated losses for prior accident years by $222 million, which reflected higher projected claim losses for certain commercial auto, business owner and other casualty coverages, partly offset by lower than expected property, medical professional liability and workers’ compensation losses. Our reinsurance businesses recorded net reductions of estimated ultimate claim liabilities for prior accident years of $898 million in the first nine months of 2025 compared to $1.2 billion in 2024. These reductions were primarily attributable to lower estimates for property coverages.

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date and may include significant asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts are generally subject to aggregate policy limits and our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and loss adjustment expenses follow (in millions).

	2025	2024
Balance at the beginning of the year	$32,443	$34,647
Losses and loss adjustment expenses incurred	13	(66)
Losses and loss adjustment expenses paid	(1,259)	(1,596)
Foreign currency effect	110	75
Balance at September 30	$31,307	$33,060

Losses and loss adjustment expenses incurred	$13	$(66)
Deferred charge adjustments	499	610
Losses and loss adjustment expenses incurred, including deferred charge adjustments	$512	$544

We classify incurred and paid losses and loss adjustment expenses based on the inception dates of the contracts, reflecting when our exposure to losses began. Substantially all of the incurred and paid losses and loss adjustment expenses shown in the preceding table related to contracts written in prior years. Losses and loss adjustment expenses incurred shown in the Consolidated Statements of Earnings include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. Deferred charge assets on retroactive reinsurance contracts were $8.3 billion at September 30, 2025 and $8.8 billion at December 31, 2024.

Note 15. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	September 30,
	2025	2024
Periodic payment annuity (“Annuities”)	$10,578	$11,136
Life and health	4,721	4,456
Other	2,976	3,020
	$18,275	$18,612

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

	Annuities		Life and health
	2025	2024	2025	2024
Expected future policy benefits:
Balance at the beginning of the year	$10,276	$11,212	$43,784	$52,665
Balance at the beginning of the year - original discount rates	11,757	11,681	55,170	65,871
Effects of cash flow assumption changes	—	—	(138)	1,485
Effects of actual versus expected experience	(17)	2	199	(12,709)
Change in benefits, net	(373)	(357)	(1,434)	(1,404)
Interest accrual	417	411	981	891
Foreign currency effect	110	96	1,728	218
Balance at September 30 - original discount rates	11,894	11,833	56,506	54,352
Effects of changes in discount rate assumptions	(1,316)	(697)	(11,122)	(11,111)
Balance at September 30	$10,578	$11,136	$45,384	$43,241

Expected future net premiums:
Balance at the beginning of the year			$39,294	$46,916
Balance at the beginning of the year - original discount rates			49,500	58,731
Effects of cash flow assumption changes			(97)	1,449
Effects of actual versus expected experience			164	(11,033)
Change in premiums, net			(1,418)	(1,348)
Interest accrual			879	791
Foreign currency effect			1,604	200
Balance at September 30 - original discount rates			50,632	48,790
Effects of changes in discount rate assumptions			(9,969)	(10,005)
Balance at September 30			$40,663	$38,785

Liabilities for future policy benefits:
Balance at September 30	$10,578	$11,136	$4,721	$4,456
Reinsurance recoverables	—	—	(52)	(52)
Balance at September 30, net of reinsurance recoverables	$10,578	$11,136	$4,669	$4,404

Expected future policy benefits and expected future net premiums declined in the first nine months of 2024, primarily attributable to life reinsurance contract commutations. The impacts of these commutations were included in the effects of actual versus expected experience.

Other information relating to our long-duration insurance liabilities follows (dollars in millions).

	Annuities		Life and health
	September 30,		September 30,
	2025	2024	2025	2024
Undiscounted expected future gross premiums	$—	$—	$103,457	$101,134
Discounted expected future gross premiums	—	—	61,069	58,530
Undiscounted expected future benefits	30,522	30,915	94,059	91,751

Weighted average discount rate	5.7%	5.2%	5.0%	4.7%
Weighted average accretion rate	4.8%	4.8%	2.6%	2.6%
Weighted average duration	16 years	17 years	13 years	13 years

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for the first nine months of 2025 and 2024 were as follows (in millions).

	Gross premiums		Interest expense
	2025	2024	2025	2024
Annuities	$—	$—	$417	$411
Life and health	2,938	2,831	102	100

Note 16. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2025.

	Weighted Average Interest Rate	September 30, 2025	December 31, 2024
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2026-2047	3.5%	$3,547	$3,749
Euro denominated due 2027-2041	1.4%	4,196	4,733
Japanese Yen denominated due 2025-2060	1.1%	14,757	12,609
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,473	14,469
Great Britain Pound denominated due 2039-2059	2.5%	2,318	2,156
Euro denominated due 2030-2034	1.8%	1,462	1,290
Other subsidiary borrowings due 2025-2051	5.1%	3,544	4,564
Short-term subsidiary borrowings	6.1%	1,320	1,315
		$45,617	$44,885

Berkshire borrowings consist of senior unsecured debt. Berkshire repaid approximately $1.6 billion of maturing debt in the first nine months of 2025. In April 2025, Berkshire issued ¥90 billion ($632 million) of senior notes with maturity dates ranging from 2028 to 2055 and a weighted average interest rate of 1.6%. In July 2025, Berkshire issued ¥151.5 billion ($1.0 billion) of senior notes with maturity dates ranging from 2030 to 2040 and a weighted average interest rate of 2.3%.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured home loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $1.7 billion at September 30, 2025. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥2,188 billion par at September 30, 2025) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on these borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $433 million in the third quarter and pre-tax losses of $1.7 billion in the first nine months of 2025 as compared to pre-tax losses of $1.5 billion in the third quarter and $136 million in the first nine months of 2024.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2025.

	Weighted Average Interest Rate	September 30, 2025	December 31, 2024
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2028-2053	4.4%	$11,460	$13,107
Subsidiary and other debt due 2025-2064	4.8%	44,943	42,150
Short-term borrowings	4.7%	1,719	1,123
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2025-2097	4.8%	23,504	23,497
		$81,626	$79,877

Notes to Consolidated Financial Statements

Note 16. Notes payable and other borrowings

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including those which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. As of September 30, 2025, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

In the first nine months of 2025, BHE subsidiaries issued $3.1 billion of term debt, with a weighted average interest rate of 6.4% and maturity dates ranging from 2035 to 2055, and BHE and its subsidiaries repaid term debt of $2.4 billion and increased short-term borrowings by approximately $600 million. In the first nine months of 2025, BNSF repaid approximately $900 million of term debt and in June 2025, issued $900 million of 5.8% debentures due in 2056.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $10.9 billion at September 30, 2025, of which approximately $9.9 billion related to BHE and its subsidiaries.

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,626	$4,626	$4,592	$34	$—
Foreign governments	11,842	11,842	11,708	134	—
Corporate and other	1,475	1,475	—	1,008	467
Investments in equity securities	283,241	283,241	273,424	11	9,806
Investments in Kraft Heinz & Occidental common stock	25,073	20,998	20,998	—	—
Loans and finance receivables	29,327	28,912	—	396	28,516
Derivative contract assets (1)	184	184	28	142	14
Derivative contract liabilities (1)	142	142	12	85	45
Notes payable and other borrowings:
Insurance and other	45,617	41,048	—	41,015	33
Railroad, utilities and energy	81,626	76,115	—	76,115	—

December 31, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,459	$4,459	$4,425	$34	$—
Foreign governments	9,362	9,362	9,199	163	—
Corporate and other	1,543	1,543	—	1,041	502
Investments in equity securities	271,588	271,588	261,910	10	9,668
Investments in Kraft Heinz & Occidental common stock	30,682	23,047	23,047	—	—
Loans and finance receivables	27,798	27,579	—	810	26,769
Derivative contract assets (1)	201	201	33	158	10
Derivative contract liabilities (1)	234	234	15	143	76
Notes payable and other borrowings:
Insurance and other	44,885	40,181	—	40,158	23
Railroad, utilities and energy	79,877	72,506	—	72,506	—

——————

(1) Assets are included in other assets, and liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy.

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

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data through correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

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

	Balance at January 1	Gains (losses) in earnings	Balance at September 30
Investments in equity securities:
2025	$9,663	$136	$9,799
2024	10,468	(699)	9,769

Quantitative information as of September 30, 2025 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,780	Discounted cash flow	Expected duration	4 years
			Discounts for liquidity and subordination	325 bps
Common stock warrants	1,019	Warrant pricing model	Expected duration	5 years
			Volatility	43%

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

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2024	623,902	(76,340)	547,562	1,551,291,352	(215,299,213)	1,335,992,139
Conversions of Class A to Class B common stock	(24,138)	—	(24,138)	36,207,000	—	36,207,000
Balance at September 30, 2025	599,764	(76,340)	523,424	1,587,498,352	(215,299,213)	1,372,199,139

Notes to Consolidated Financial Statements

Note 18. Common stock

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,438,223 shares outstanding as of September 30, 2025 and December 31, 2024.

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

Berkshire’s common stock repurchase program permits Berkshire to repurchase its shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $30 billion. Berkshire is not obligated to repurchase any specific dollar amount or number of Class A or Class B shares under the program and there is no expiration date to the program. There were no share repurchases during the first nine months of 2025.

Note 19. Income taxes

Our consolidated effective income tax rates were 19.0% in the third quarter and 17.3% in the first nine months of 2025 compared to 18.5% in the third quarter and 19.2% in the first nine months of 2024. Our effective income tax rate normally reflects benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses on our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

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

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
2025
Balance at the beginning of the year	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)
Other comprehensive income	99	1,207	(120)	(102)	(23)	1,061
Balance at September 30, 2025	$216	$(5,832)	$1,895	$1,046	$152	$(2,523)

2024
Balance at the beginning of the year	$190	$(5,393)	$1,353	$(97)	$184	$(3,763)
Other comprehensive income	81	78	(10)	(44)	(34)	71
Balance at September 30, 2024	$271	$(5,315)	$1,343	$(141)	$150	$(3,692)

Notes to Consolidated Financial Statements

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2025 and 2024 follows (in millions).

	2025	2024
Cash paid during the period for:
Income taxes	$8,652	$17,466
Interest:
Insurance and other	1,079	1,163
Railroad, utilities and energy	2,883	2,645
Non-cash investing and financing activities
Class B common stock issued in exchange for noncontrolling interests	—	625

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

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands in California total approximately $55 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints and excluding damages that may be sought by additional plaintiffs granted substitution counsel in the James class action lawsuit described below. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $55 billion, $52 billion represents the economic and noneconomic damages sought in the James mass complaints described below. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

The 2020 Wildfires and 2022 Wildfire discussed below are referred to as the “Wildfires.” Based on available information to date, losses have been and will likely continue to be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, which may be or have been performed by various entities, including the U.S. Department of Agriculture Forest Service (“USFS”), the California Public Utilities Commission, the Oregon Department of Forestry (“ODF”) and the Oregon Department of Justice, as well as litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp’s financial condition.

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The USFS report for the Achie Creek fire also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period from October 5, 2020 to December 8, 2020 concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The USFS report for the Slater fire also states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires, with government timber and suppression cost claims remaining. Additionally, settlements have been reached for all wrongful death claims associated with the 2020 Wildfires.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed captioned Jeanyne James et al. v. PacifiCorp et al. (“James”), in Oregon Circuit Court in Multnomah County, Oregon (the “Multnomah Court”) in connection with the 2020 Wildfires. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp’s assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things, seeking damages not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since filing of the original class action complaint, numerous James class members have been named and damages specified in various complaints as described below. Additionally, numerous cases were consolidated into the original James complaint.

As of October 2025, various separate mass complaints against PacifiCorp naming approximately 1,700 individual class members have been filed referencing the James case as the lead case. These James case mass complaints make damages-only allegations with substantially all plaintiffs individually seeking $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. An additional 1,500 plaintiffs have been granted the ability to not be represented by James lead counsel. A small portion of these additional plaintiffs have filed complaints seeking damages similar to those in the mass complaints. PacifiCorp expects additional complaints will be filed for these plaintiffs, including for the portion that are scheduled for trial under the July 2025 case management order described below. PacifiCorp believes the magnitude of damages sought by the class members in the James case mass complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

James trial activity

In June 2023, a jury verdict was issued in the first James trial finding PacifiCorp’s conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. The jury awarded economic and noneconomic damages. After the jury verdict, the Multnomah Court doubled the economic damages, in accordance with Oregon law, and added punitive damages by applying a 0.25 multiplier to the awarded economic and noneconomic damages. PacifiCorp filed a motion with the Multnomah Court requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. Net damages awarded to the 17 plaintiffs were $92 million. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict, including whether the case can proceed as a class action.

Subsequent to the June 2023 James verdict, numerous damages phase trials were held with separate jury verdicts issued and damages awarded for each on a basis consistent with the initial trial and relying on liability determination in the June 2023 James verdict. Aggregate net damages awarded in the subsequent trials, including estimates for additional damages expected to be awarded by the Multnomah Court for certain of these trials consistent with other awards are $497 million. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the jury verdicts for the first two damages phase trials. PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the damages phase trials once the limited judgments are entered and any post-trial motions are filed. The appeals process and further actions could take several years.

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

James court activity

In April 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addressed numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of noneconomic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF’s Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. The plaintiffs filed their combined answering and cross-appeal with the Oregon Court of Appeals on August 21, 2025. PacifiCorp filed its combined reply brief and cross-appeal answering brief on October 17, 2025. Plaintiffs’ reply brief is due on November 7, 2025, unless the plaintiffs request and are granted additional extensions of time to file their reply brief. On October 23, 2025, PacifiCorp filed a request with the Oregon Court of Appeals for an expedited oral argument, which, if granted, will facilitate a more prompt decision from the court.

Subsequent to the first two damages phase trials, nine additional damages trials were scheduled to be held in 2025 under the Multnomah Court’s October 2024 case management order. In March 2025, in consideration of the ODF’s Report, PacifiCorp filed a motion to stay the remaining James damages phase trials under the 2024 October case management order. The motion was heard by the court and was denied in April 2025. The remaining damages phase trial ordered under the 2024 October case management order is scheduled to begin December 1, 2025.

On July 28, 2025, the Multnomah Court issued Case Management Order No. 11 (“CMO No. 11”), which proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028, involving approximately 2,000 plaintiffs. Each trial is subject to and dependent on judicial resources and availability, which is expected to be determined six weeks before each trial. The CMO No. 11 proposed schedule is likely to put significant strain on the Multnomah Court system and PacifiCorp believes this may challenge the Multnomah Court’s ability to fulfill the trial schedule put forth in CMO No. 11. Additionally, CMO No. 11 requires mediation every other month starting in October 2025.

In August 2025, PacifiCorp filed a motion with the Court of Appeals of the State of Oregon (“Oregon Court of Appeals”) to stay the James damages trials addressed in CMO No. 11. In September 2025, the Appellate Commissioner of the Oregon Court of Appeals denied the motion to stay. On September 26, 2025, PacifiCorp filed a request for reconsideration of the stay denial with the Chief Judge of the Oregon Court of Appeals, which was denied on October 13, 2025. PacifiCorp has 35 days from October 13, 2025 to petition the Oregon Supreme Court to review the Oregon Court of Appeals decision.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

2022 Wildfire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp’s service territory (the “2022 Wildfire”) burning over 60,000 acres. Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 Wildfire. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in the 2022 Wildfire with government timber and suppression cost claims remaining. Additionally, all wrongful death claims have been settled or settled in principle associated with the 2022 Wildfire.

Wildfire loss information

A provision for a loss contingency is recorded when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Estimated probable losses associated with the Wildfires were based on the information available to the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case. Estimated losses on the Wildfires include estimates for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and reasonably estimable at this time, and which is subject to change as additional relevant information becomes available.

Through September 30, 2025, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.85 billion, of which approximately $1.4 billion has been paid in connection with settlements. Wildfire loss accruals recorded in the third quarter and first nine months of 2025 were $100 million compared to $251 million in the first nine months of 2024. Estimated unpaid liabilities were approximately $1.45 billion at September 30, 2025. Insurance recoveries received to date were $530 million, which were recorded prior to 2024. No further insurance recoveries are expected to become available.

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

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial in the U.S. District Court for the Western District of Missouri (“U.S. District Court”) returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all defendants have reached settlements with the plaintiffs. The U.S. District Court approved these settlements in May and November 2024. The U.S. District Court entered a final judgment on the HomeServices settlement on January 15, 2025. All settlements have been appealed to the U.S. Court of Appeals for the Eighth Circuit. The initial briefing on all appeals was filed on April 21, 2025 and response briefs were filed on July 21, 2025. Reply briefs are due November 19, 2025.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

The final HomeServices settlement agreement reached with the plaintiffs in April 2024 settles all claims asserted against HomeServices and certain of its subsidiaries in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years aggregating $250 million. HomeServices has made payments in escrow of $67 million through September 30, 2025. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Other legal matters

In September 2024, National Indemnity Company (“NICO”) entered into a settlement agreement concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey (the “Court”) in 2023. Under the terms of the settlement agreement, NICO agreed to pay $535 million to the bankruptcy estate in consideration of a release of all estate causes of action against NICO and its affiliates. In connection with the settlement agreement, NICO recorded a pre-tax charge of $490 million in September 2024, which is net of $45 million from a third party that was covered under the release. The Court’s approval of the settlement agreement over the objections of certain creditors is pending, as are appeals by certain creditors of prior rulings in favor of the bankruptcy estate.

Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that liabilities that may arise as a result of such other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Commitments

On October 2, 2025, Berkshire announced it entered into a definitive agreement to acquire the chemicals business (“OxyChem”) from Occidental Petroleum Corporation (“Occidental”) for cash consideration of $9.7 billion, subject to customary purchase price adjustments. Occidental will retain OxyChem’s legacy environmental liabilities. OxyChem is a global manufacturer of commodity chemicals, with applications in water treatment, pharmaceuticals, healthcare and commercial and residential development. The transaction is expected to close in the fourth quarter of 2025, subject to regulatory approvals and other customary closing conditions.

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

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended September 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$7,630	$34	$—	$—	$—	$7,664
Building	—	—	5,106	—	—	—	—	5,106
Consumer	—	—	4,598	—	—	—	—	4,598
Grocery and convenience store distribution	—	—	—	—	—	7,884	—	7,884
Food and beverage distribution	—	—	—	—	—	4,836	—	4,836
Auto sales	—	—	—	2,836	—	—	—	2,836
Other retail and wholesale distribution	—	—	896	3,719	10,769	—	—	15,384
Service	5,966	1,104	387	1,766	67	233	—	9,523
Electricity and natural gas	—	5,916	—	—	—	—	—	5,916
Total	5,966	7,020	18,617	8,355	10,836	12,953	—	63,747
Other revenues	47	273	1,398	2,213	43	7	27,244	31,225
	$6,013	$7,293	$20,015	$10,568	$10,879	$12,960	$27,244	$94,972

Nine months ended September 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$22,685	$152	$—	$—	$—	$22,837
Building	—	—	14,817	—	—	—	—	14,817
Consumer	—	—	13,219	—	—	—	—	13,219
Grocery and convenience store distribution	—	—	—	—	—	22,842	—	22,842
Food and beverage distribution	—	—	—	—	—	13,872	—	13,872
Auto sales	—	—	—	8,448	—	—	—	8,448
Other retail and wholesale distribution	—	—	2,725	11,073	30,918	—	—	44,716
Service	17,319	3,070	1,099	5,152	198	634	—	27,472
Electricity and natural gas	—	16,287	—	—	—	—	—	16,287
Total	17,319	19,357	54,545	24,825	31,116	37,348	—	184,510
Other revenues	139	685	4,162	6,526	280	27	80,883	92,702
	$17,458	$20,042	$58,707	$31,351	$31,396	$37,375	$80,883	$277,212

Notes to Consolidated Financial Statements

Note 23. Revenues from contracts with customers

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended September 30, 2024
Manufactured products:
Industrial and commercial	$—	$—	$7,185	$49	$—	$—	$—	$7,234
Building	—	—	5,176	—	—	—	—	5,176
Consumer	—	—	4,749	—	—	—	—	4,749
Grocery and convenience store distribution	—	—	—	—	—	7,882	—	7,882
Food and beverage distribution	—	—	—	—	—	4,372	—	4,372
Auto sales	—	—	—	2,722	—	—	—	2,722
Other retail and wholesale distribution	—	—	823	3,598	10,508	—	—	14,929
Service	5,866	1,098	414	1,464	76	232	—	9,150
Electricity and natural gas	—	5,834	—	—	—	—	—	5,834
Total	5,866	6,932	18,347	7,833	10,584	12,486	—	62,048
Other revenues	54	391	1,323	1,995	39	41	27,104	30,947
	$5,920	$7,323	$19,670	$9,828	$10,623	$12,527	$27,104	$92,995

Nine months ended September 30, 2024
Manufactured products:
Industrial and commercial	$—	$—	$21,854	$156	$—	$—	$—	$22,010
Building	—	—	15,083	—	—	—	—	15,083
Consumer	—	—	13,530	—	—	—	—	13,530
Grocery and convenience store distribution	—	—	—	—	—	22,984	—	22,984
Food and beverage distribution	—	—	—	—	—	13,286	—	13,286
Auto sales	—	—	—	7,988	—	—	—	7,988
Other retail and wholesale distribution	—	—	2,485	11,107	35,778	—	—	49,370
Service	17,182	3,108	1,193	4,278	208	698	—	26,667
Electricity and natural gas	—	15,940	—	—	—	—	—	15,940
Total	17,182	19,048	54,145	23,529	35,986	36,968	—	186,858
Other revenues	162	1,020	3,843	5,893	115	130	78,496	89,659
	$17,344	$20,068	$57,988	$29,422	$36,101	$37,098	$78,496	$276,517

A summary of transaction prices allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of September 30, 2025 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,392	$18,272	$21,664
Other sales and service contracts	3,484	7,005	10,489

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

	Third Quarter 2025
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$11,264	$4,711	$6,470	$22,445	$3,736	$26,181
Costs and expenses:
Losses and loss adjustment expenses (“LAE”)	8,047	2,842	2,846	13,735	—	13,735
Life, annuity and health benefits	—	—	1,116	1,116	—	1,116
Other segment items	1,444	1,363	1,624	4,431	20	4,451
Total costs and expenses	9,491	4,205	5,586	19,282	20	19,302
Earnings before income taxes	$1,773	$506	$884	$3,163	$3,716	$6,879

	First Nine Months 2025
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$33,080	$13,965	$19,399	$66,444	$11,360	$77,804
Costs and expenses:
Losses and LAE	23,416	9,487	9,551	42,454	—	42,454
Life, annuity and health benefits	—	—	3,316	3,316	—	3,316
Other segment items	3,897	4,053	5,305	13,255	80	13,335
Total costs and expenses	27,313	13,540	18,172	59,025	80	59,105
Earnings before income taxes	$5,767	$425	$1,227	$7,419	$11,280	$18,699

	Third Quarter 2024
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$10,699	$4,685	$6,671	$22,055	$4,609	$26,664
Costs and expenses:
Losses and LAE	7,634	4,066	3,463	15,163	—	15,163
Life, annuity and health benefits	—	—	925	925	—	925
Other segment items	1,032	1,308	2,593	4,933	15	4,948
Total costs and expenses	8,666	5,374	6,981	21,021	15	21,036
Earnings before income taxes	$2,033	$(689)	$(310)	$1,034	$4,594	$5,628

	First Nine Months 2024
	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Revenues	$31,402	$13,882	$20,198	$65,482	$11,850	$77,332
Costs and expenses:
Losses and LAE	22,803	9,971	9,944	42,718	—	42,718
Life, annuity and health benefits	—	—	2,824	2,824	—	2,824
Other segment items	2,852	3,835	6,046	12,733	36	12,769
Total costs and expenses	25,655	13,806	18,814	58,275	36	58,311
Earnings before income taxes	$5,747	$76	$1,384	$7,207	$11,814	$19,021

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	BNSF
	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenues	$6,039	$5,940	$17,528	$17,405
Costs and expenses:
Compensation and benefits	1,400	1,407	4,159	4,140
Fuel	772	799	2,240	2,475
Depreciation and amortization	684	644	2,034	1,964
Interest expense	279	275	821	807
Other segment items	992	969	2,950	3,032
Total costs and expenses	4,127	4,094	12,204	12,418
Earnings before income taxes	$1,912	$1,846	$5,324	$4,987

Other segment items of BNSF include purchased services, equipment rents and materials expenses.

	BHE
	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenues	$7,304	$7,335	$20,078	$20,104
Costs and expenses:
Energy cost of sales	1,876	1,902	4,841	5,099
Energy operations and maintenance	1,473	1,342	4,114	4,139
Energy depreciation and amortization	1,025	986	3,088	2,944
Real estate operating costs and expenses	1,146	1,151	3,227	3,477
Interest expense	658	630	1,968	1,900
Other segment items	213	223	819	686
Total costs and expenses	6,391	6,234	18,057	18,245
Earnings before income taxes	$913	$1,101	$2,021	$1,859

Other segment items of BHE primarily consist of property taxes and other expenses.

	Manufacturing				Service and retailing
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$20,047	$19,675	$58,782	$58,044	$10,593	$9,842	$31,418	$29,492
Costs and expenses:
Cost of sales and services	12,848	12,801	38,157	38,091	6,388	5,907	18,846	17,652
Cost of leasing	288	297	887	827	1,587	1,473	4,763	4,378
Interest expense	303	264	886	657	28	30	84	88
Other segment items	3,024	3,178	9,305	9,291	1,610	1,555	4,699	4,620
Total costs and expenses	16,463	16,540	49,235	48,866	9,613	8,965	28,392	26,738
Earnings before income taxes	$3,584	$3,135	$9,547	$9,178	$980	$877	$3,026	$2,754

Other segment items of the manufacturing, service and retailing segments primarily consist of selling, general and administrative expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Pilot				McLane
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$10,882	$10,630	$31,421	$36,132	$13,191	$12,723	$37,967	$37,656
Costs and expenses:
Cost of sales and services	9,881	9,453	28,175	32,903	12,054	11,683	34,660	34,556
Depreciation and amortization	266	254	783	750	50	50	146	149
Other segment items	752	706	2,193	1,993	914	845	2,631	2,499
Total costs and expenses	10,899	10,413	31,151	35,646	13,018	12,578	37,437	37,204
Earnings before income taxes	$(17)	$217	$270	$486	$173	$145	$530	$452

Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses. Other segment items of McLane include general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts follow (in millions).

	Revenues				Earnings before income taxes
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Total operating businesses	$94,237	$92,809	$274,998	$276,165	$14,424	$12,949	$39,417	$38,737
Investment gains (losses)	—	—	—	—	21,939	20,514	21,868	46,247
Equity method investments	—	—	—	—	330	222	(4,289)	967
Corporate, eliminations and other	735	186	2,214	352	1,412	(1,177)	1,007	400
	$94,972	$92,995	$277,212	$276,517	$38,105	$32,508	$58,003	$86,351

Additional segment data follows (in millions).

	Interest expense				Income tax expense (benefit)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Business segments
Insurance	$—	$—	$—	$—	$1,329	$1,212	$3,560	$3,826
BNSF	279	275	821	807	463	463	1,195	1,234
BHE	658	630	1,968	1,900	(606)	(708)	(1,385)	(1,535)
Manufacturing	303	264	886	657	768	726	2,080	2,137
Service and retailing	28	30	84	88	265	218	733	676
Pilot	53	69	174	246	(3)	18	60	45
McLane	6	4	19	14	42	38	130	114
	1,327	1,272	3,952	3,712	2,258	1,967	6,373	6,497
Reconciliation to consolidated amount
Investment gains (losses)	—	—	—	—	4,622	4,325	4,611	9,801
Equity method investments	—	—	—	—	54	23	(1,105)	143
Corporate, eliminations and other	(66)	(58)	(181)	48	307	(287)	131	100
	$1,261	$1,214	$3,771	$3,760	$7,241	$6,028	$10,010	$16,541

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Capital expenditures				Depreciation and amortization
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2025	2024	2025	2024	2025	2024	2025	2024
Business segments
Insurance	$30	$10	$65	$59	$112	$94	$329	$292
BNSF	998	1,024	2,597	2,779	684	644	2,034	1,964
BHE	2,954	2,108	7,527	6,236	1,035	997	3,118	2,979
Manufacturing	646	669	1,956	2,028	606	614	1,828	1,828
Service and retailing	677	656	1,774	1,818	413	398	1,216	1,141
Pilot	233	174	691	570	266	254	783	750
McLane	48	60	115	139	50	50	146	149
	$5,586	$4,701	$14,725	$13,629	3,166	3,051	9,454	9,103
Reconciliation to consolidated amount
Corporate, eliminations and other					167	155	473	469
					$3,333	$3,206	$9,927	$9,572

	Goodwill		Identifiable assets
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Business segments
Insurance	$16,557	$16,557	$593,230	$539,884
BNSF	15,351	15,351	81,537	80,813
BHE	11,756	11,669	134,614	128,276
Manufacturing	28,273	27,716	122,969	119,860
Service and retailing	5,879	5,878	39,320	37,198
Pilot	6,477	6,477	19,192	19,652
McLane	232	232	7,344	7,165
	$84,525	$83,880	998,206	932,848
Reconciliation to consolidated amount
Corporate and other			143,232	137,153
Goodwill			84,525	83,880
			$1,225,963	$1,153,881

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Insurance – underwriting	$2,369	$750	$5,697	$5,611
Insurance – investment income	3,181	3,664	9,441	9,582
BNSF	1,449	1,383	4,129	3,753
Berkshire Hathaway Energy (“BHE”)	1,489	1,629	3,288	3,001
Manufacturing, service and retailing	3,616	3,342	10,277	9,810
Investment gains (losses)	17,311	16,161	17,243	36,391
Other-than-temporary impairment of investment in Kraft Heinz	—	—	(3,760)	—
Other	1,381	(678)	1,454	1,153
Net earnings attributable to Berkshire shareholders	$30,796	$26,251	$47,769	$69,301

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 24 to the accompanying Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2024) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods by the impacts of ongoing macroeconomic and geopolitical conflicts and events, as well as changes in industry or company-specific factors or events. These events, including tensions from developing international trade policies and tariffs, accelerated through the first nine months of 2025. Considerable uncertainty remains as to the ultimate outcome of these events. We are currently unable to reliably predict the ultimate impact on our businesses, whether through changes in the availability of products, supply chain costs and efficiency, and customer demand for our products and services. It is reasonably possible there could be adverse consequences on our operating businesses, as well as on our investments in equity securities, which could significantly affect our future results.

After-tax insurance underwriting earnings increased $1.6 billion in the third quarter and $86 million in the first nine months of 2025 compared to the same periods in 2024. The comparative earnings increase in the third quarter was primarily attributable to lower incurred losses from current year significant catastrophe events and from prior accident years’ claims, as well as the impact of accruals in the third quarter of 2024 in connection with a bankruptcy settlement. Underwriting results in the first nine months of 2025 included after-tax losses of approximately $850 million from the Southern California wildfires, which occurred in the first quarter. After-tax earnings from insurance investment income declined $483 million (13.2%) in the third quarter and $141 million (1.5%) in the first nine months of 2025 compared to 2024, primarily attributable to lower interest rates, as well as the impact of capital distributions to Berkshire in the fourth quarter of 2024. The subsequent investment income earned on such distributions is included in “other” earnings in the above table.

After-tax earnings of BNSF increased $66 million (4.8%) in the third quarter and $376 million (10.0%) in the first nine months of 2025 compared to 2024, primarily from core pricing gains, improved operating efficiencies and lower effective income tax rates. After-tax earnings of BHE declined $140 million (8.6%) in the third quarter and increased $287 million (9.6%) in the first nine months of 2025 compared to 2024. The earnings in the third quarter of 2025 were lower in the U.S. utilities, natural gas pipelines and other energy businesses, partially offset by lower earnings attributable to noncontrolling interests. Earnings in the first nine months of 2025 included lower wildfire-related and real estate brokerage litigation accruals compared to 2024.

After-tax earnings from our manufacturing, service and retailing businesses increased $274 million (8.2%) in the third quarter and $467 million (4.8%) in the first nine months of 2025 compared to 2024. Results among our numerous operations were mixed.

Investment gains (losses) can include significant unrealized gains and losses from changes in market prices of our investments in equity securities and in foreign currency exchange rates applicable to certain of our investments. We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices and exchange rates, are generally meaningless in understanding our reported periodic results or evaluating our periodic economic performance. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

After-tax other earnings include corporate investment income not allocated to operating businesses, earnings from equity method investments (excluding the other-than-temporary impairment loss recognized in the second quarter of 2025 on Berkshire’s investment in Kraft Heinz) and foreign currency exchange rate gains and losses related to Berkshire and BHFC non-U.S. Dollar denominated debt. After-tax corporate investment income increased $533 million in the third quarter and $1.6 billion in the first nine months of 2025 compared to 2024, primarily attributable to the impact of increased investments derived from subsidiary capital distributions to Berkshire. Foreign currency exchange rate changes on the non-U.S. Dollar denominated debt produced after-tax gains of $331 million in the third quarter and after-tax losses of $1.3 billion in the first nine months of 2025 compared to after-tax losses of $1.1 billion in the third quarter and $98 million in the first nine months of 2024.

Insurance—Underwriting

Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant property catastrophe loss events. We currently consider consolidated pre-tax losses exceeding $150 million from an event occurring in the current year to be significant. We incurred significant losses from the Southern California wildfires in the first quarter of 2025 and from Hurricane Helene in the third quarter of 2024. Changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years, and foreign currency transaction gains and losses arising from the remeasurement of non-U.S. Dollar denominated assets and liabilities can also significantly affect our periodic underwriting results.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Pre-tax underwriting earnings:
GEICO	$1,773	$2,033	$5,767	$5,747
Berkshire Hathaway Primary Group	506	(689)	425	76
Berkshire Hathaway Reinsurance Group	884	(310)	1,227	1,384
Pre-tax underwriting earnings	3,163	1,034	7,419	7,207
Income taxes	794	284	1,722	1,596
Net underwriting earnings	$2,369	$750	$5,697	$5,611
Effective income tax rate	25.1%	27.5%	23.2%	22.1%

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

	Third Quarter				First Nine Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$11,744		$11,181		$34,253		$32,435
Premiums earned	$11,264	100.0	$10,699	100.0	$33,080	100.0	$31,402	100.0
Losses and loss adjustment expenses	8,047	71.5	7,634	71.4	23,416	70.8	22,803	72.6
Underwriting expenses	1,444	12.8	1,032	9.6	3,897	11.8	2,852	9.1
Total losses and expenses	9,491	84.3	8,666	81.0	27,313	82.6	25,655	81.7
Pre-tax underwriting earnings	$1,773		$2,033		$5,767		$5,747

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

Premiums written increased $563 million (5.0%) in the third quarter and $1.8 billion (5.6%) in the first nine months of 2025 compared to 2024, reflecting an increase in policies-in-force. Premiums earned increased $565 million (5.3%) in the third quarter and $1.7 billion (5.3%) in the first nine months of 2025 compared to 2024.

Losses and loss adjustment expenses increased $413 million (5.4%) in the third quarter and $613 million (2.7%) in the first nine months of 2025 compared to 2024. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 71.5% in the third quarter and 70.8% in the first nine months of 2025, an increase of 0.1 percentage points and a decrease of 1.8 percentage points, respectively, compared to the corresponding periods in 2024. The loss ratio decline in the first nine months reflected higher average earned premiums per policy, lower claims frequencies, lower catastrophe losses and more favorable development of prior accident years’ claims estimates, partially offset by increases in average claims severities. Losses and loss adjustment expenses from Hurricane Helene were approximately $260 million in the third quarter and first nine months of 2024.

Private passenger automobile claims frequencies declined in the first nine months of 2025 versus 2024 for property damage and collision coverages (two to five percent range), with bodily injury coverage frequency increasing (two to five percent range). Average claims severities in the first nine months of 2025 increased for property damage and collision coverages (two to four percent range) and increased for bodily injury coverage (eleven to thirteen percent range) compared to 2024. Losses and loss adjustment expenses included reductions in the ultimate loss estimates for prior accident years’ claims of $495 million in the first nine months of 2025 compared to $339 million in 2024.

Underwriting expenses increased $412 million (39.9%) in the third quarter and $1.0 billion (36.6%) in the first nine months of 2025 compared to 2024. GEICO’s expense ratio (underwriting expense to premiums earned) was 11.8% in the first nine months of 2025, an increase of 2.7 percentage points compared to 2024. The increases were attributable to increased policy acquisition-related expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

Berkshire Hathaway Primary Group

BH Primary consists of several independently managed underwriting operations that provide a variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages for small, medium and large clients. These operations include Berkshire Hathaway Specialty Insurance (“BHSI”), RSUI Group (“RSUI”), CapSpecialty, Berkshire Hathaway Homestate Companies (“BHHC”), MedPro Group (“MedPro”), GUARD Group (“GUARD”), National Indemnity Company (“NICO Primary”), Berkshire Hathaway Direct (“BH Direct”) and U.S. Liability Insurance Companies (“USLI”).

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,273		$5,075		$14,516		$14,499
Premiums earned	$4,711	100.0	$4,685	100.0	$13,965	100.0	$13,882	100.0
Losses and loss adjustment expenses	2,842	60.3	4,066	86.8	9,487	67.9	9,971	71.8
Underwriting expenses	1,363	29.0	1,308	27.9	4,053	29.1	3,835	27.7
Total losses and expenses	4,205	89.3	5,374	114.7	13,540	97.0	13,806	99.5
Pre-tax underwriting earnings (loss)	$506		$(689)		$425		$76

Premiums written increased 3.9% in the third quarter and were relatively unchanged in the first nine months of 2025 compared to 2024. Premiums written increased in each period at MedPro (primarily student health business), BHHC and NICO Primary (primarily commercial automobile business), BH Direct and USLI. The year-to-date increase was offset by declines in written premiums at GUARD (34.6%), RSUI and BHSI. The decline at GUARD was primarily due to policy-in-force and volume reductions across multiple product categories by continuing efforts to exit certain unprofitable lines and tightened underwriting standards that began in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

Losses and loss adjustment expenses declined $1.2 billion (30.1%) in the third quarter and $484 million (4.9%) in the first nine months of 2025 compared to 2024, and the loss ratio declined 26.5 percentage points in the third quarter and 3.9 percentage points in the first nine months of 2025 compared to 2024. The comparative decline in the third quarter was primarily due to a reduction in ultimate loss estimates for prior accident years’ claims of $190 million in 2025 compared to an increase in ultimate loss estimates of $789 million in 2024. Prior accident years’ ultimate loss estimates increased $211 million in the first nine months of 2025 compared to $561 million in 2024. A significant portion of the year-to-date increases in 2024 and 2025 related to GUARD. Otherwise, the development of estimated ultimate claim liabilities for prior accident years in the first nine months of 2024 reflected lower-than-expected property, medical professional liability and workers’ compensation losses. Claim costs for liability coverages continue to be negatively impacted by unfavorable social inflation trends, including the impacts of jury awards and litigation costs.

Losses incurred from significant catastrophe events in the first nine months of 2025 were approximately $305 million, attributable to the Southern California wildfires in the first quarter. Significant catastrophe losses in the first nine months of 2024 were approximately $80 million, which derived from Hurricane Helene in the third quarter.

Underwriting expenses increased $55 million (4.2%) in the third quarter and $218 million (5.7%) in the first nine months of 2025 compared to 2024. The expense ratio increased 1.1 percentage points in the third quarter and 1.4 percentage points in the first nine months of 2025 compared to 2024, which were primarily due to the impact of volume reductions at GUARD and business mix changes.

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

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Property/casualty	$1,065	$161	$2,178	$2,191
Life/health	50	98	172	279
Retroactive reinsurance	(141)	(265)	(618)	(573)
Periodic payment annuity	(126)	(229)	(538)	(543)
Variable annuity	36	(75)	33	30
Pre-tax underwriting earnings (loss)	$884	$(310)	$1,227	$1,384

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,183		$5,446		$16,340		$17,448
Premiums earned	$5,173	100.0	$5,453	100.0	$15,516	100.0	$16,496	100.0
Losses and loss adjustment expenses	2,685	51.9	3,282	60.2	9,038	58.2	9,399	57.0
Underwriting expenses	1,423	27.5	2,010	36.8	4,300	27.8	4,906	29.7
Total losses and expenses	4,108	79.4	5,292	97.0	13,338	86.0	14,305	86.7
Pre-tax underwriting earnings	$1,065		$161		$2,178		$2,191

Premiums written declined $263 million (4.8%) in the third quarter and $1.1 billion (6.4%) in the first nine months of 2025 compared to 2024, primarily attributable to volume reductions in property business. Premiums earned decreased 5.1% in the third quarter and 5.9% in the first nine months of 2025 compared to 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Losses and loss adjustment expenses declined $597 million (18.2%) in the third quarter and $361 million (3.8%) in the first nine months of 2025 compared to 2024. The loss ratio decreased 8.3 percentage points in the third quarter and increased 1.2 percentage points in the first nine months of 2025 compared to 2024. Losses incurred from significant catastrophe events were approximately $760 million in the first nine months of 2025, attributable to the Southern California wildfires in the first quarter, and were approximately $380 million in the first nine months of 2024 from Hurricane Helene in the third quarter. Additionally, losses and loss adjustment expenses in the first nine months of 2025 were reduced $898 million compared to $1.2 billion in 2024 from reductions of estimated ultimate claim liabilities for prior accident years’ claims. The reductions were mostly attributable to lower-than-expected property losses.

Underwriting expenses decreased $587 million (29.2%) in the third quarter and $606 million (12.4%) in the first nine months of 2025 compared to 2024. The expense ratio decreased 9.3 percentage points in the third quarter and 1.9 percentage points in the first nine months of 2025 compared to 2024. Underwriting expenses included foreign currency exchange losses from the remeasurement of certain non-U.S. Dollar denominated liabilities of $29 million in the third quarter and $229 million in the first nine months of 2025 and $171 million in the third quarter and $120 million in the first nine months of 2024. Additionally, underwriting expenses in the third quarter and first nine months of 2024 included a $490 million charge in connection with a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey in 2023. See Note 22 to the accompanying Consolidated Financial Statements. Otherwise, underwriting expenses in 2025 increased 3.3% in the third quarter and declined 5.2% in the first nine months from 2024.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,300		$1,246		$3,890		$3,703
Premiums earned	$1,297	100.0	$1,218	100.0	$3,883	100.0	$3,667	100.0
Life and health benefits	1,002	77.3	817	67.1	3,001	77.3	2,492	68.0
Underwriting expenses	245	18.8	303	24.9	710	18.3	896	24.4
Total benefits and expenses	1,247	96.1	1,120	92.0	3,711	95.6	3,388	92.4
Pre-tax underwriting earnings	$50		$98		$172		$279

Premiums earned increased $79 million (6.5%) in the third quarter and $216 million (5.9%) in the first nine months of 2025, primarily due to increases in non-U.S. markets. Pre-tax underwriting earnings in 2025 declined $48 million in the third quarter and $107 million in the first nine months compared to 2024, primarily due to lower earnings from U.S. life business, which included contract commutation gains of $50 million in the first nine months of 2024.

Retroactive reinsurance

We have not written any significant retroactive reinsurance contracts in recent years. Pre-tax underwriting results derive from changes in the ultimate claim liability estimates and in the related deferred charge assets, as well as from foreign currency exchange gains and losses attributable to non-U.S. Dollar denominated reinsurance contracts. Changes in foreign currency exchange rates produced pre-tax losses of $110 million in the first nine months of 2025 compared to $75 million in the corresponding 2024 period. Pre-tax underwriting losses before foreign currency exchange losses were $508 million in the first nine months of 2025 and $498 million in 2024.

The liability for unpaid losses and loss adjustment expenses for retroactive reinsurance contracts declined $1.1 billion in the first nine months of 2025 to $31.3 billion at September 30, 2025, primarily due to loss payments. Deferred charge assets on retroactive reinsurance contracts declined $499 million in the first nine months of 2025 to $8.3 billion at September 30, 2025, which will be charged to earnings over the expected remaining claims settlement periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Periodic payment annuity

Premium rates for new periodic payment annuity business continue to be at unacceptable levels. We have not written any new business since 2022. Pre-tax underwriting losses from periodic payment annuity contracts in each period included the accretion of discounted liabilities, including liabilities for contracts without life contingencies, as well as foreign currency exchange gains and losses on non-U.S. Dollar denominated contracts. Changes in foreign currency exchange rates produced pre-tax losses of $110 million in the first nine months of 2025 compared to $96 million in 2024. Pre-tax underwriting losses before foreign currency effects were $428 million in the first nine months of 2025 compared to $447 million in 2024, primarily attributable to recurring discounted liability accretion. Periodic payment annuity liabilities were $14.6 billion at September 30, 2025, which included liabilities of $4.0 billion for contracts without life contingencies, as well as the effects of discount rate changes recorded in accumulated other comprehensive income.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax earnings of $33 million in the first nine months of 2025 compared to $30 million in 2024. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2025	2024	2025	2024	Third Quarter	First Nine Months
Interest and other investment income	$2,626	$3,502	$7,669	$8,032	(25.0)%	(4.5)%
Dividend income	1,090	1,092	3,611	3,782	(0.2)	(4.5)
Pre-tax net investment income	3,716	4,594	11,280	11,814	(19.1)	(4.5)
Income taxes	535	930	1,839	2,232
Net investment income	$3,181	$3,664	$9,441	$9,582
Effective income tax rate	14.4%	20.2%	16.3%	18.9%

Interest and other investment income declined $876 million (25.0%) in the third quarter and $363 million (4.5%) in the first nine months of 2025 compared to 2024. The decrease in the third quarter was primarily attributable to lower short-term interest rates and the impact of capital distributions from insurance subsidiaries to Berkshire in the fourth quarter of 2024. The income earned on the cash and investments distributed to Berkshire is included in other earnings shown on pages 34 and 49. We continue to believe that maintaining ample liquidity is paramount and insist on safety over yield with respect to short-term investments.

Dividend income was relatively unchanged in the third quarter and decreased $171 million (4.5%) in the first nine months of 2025 compared to 2024. The year-to-date decline was primarily due to changes within the equity securities portfolio, partially offset by higher dividend rates on certain of our holdings. Dividend income also varies from period to period due to changes in the investment portfolio and the frequency and timing of dividends from certain investees.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and certain other liabilities, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. The effect of discount rate changes on long-duration insurance contracts, recorded in accumulated other comprehensive income, is excluded from float, as such amounts are not included in earnings in the Consolidated Statements of Earnings.

Float was approximately $176 billion at September 30, 2025 and $171 billion at December 31, 2024. The cost of float is measured as the ratio of pre-tax underwriting earnings to average float balances. Our combined insurance operations generated pre-tax underwriting gains in the first nine months of 2025 and 2024. Therefore, the cost of float was negative in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of cash and investments held in our insurance businesses follows (in millions).

	September 30, 2025	December 31, 2024
Cash, cash equivalents and U.S. Treasury Bills	$246,901	$212,591
Equity securities	277,238	263,366
Fixed maturity securities	17,687	15,137
Other, including loans to affiliates	5,145	5,980
	$546,971	$497,074

Fixed maturity investments as of September 30, 2025 follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$4,412	$13	$4,425
Foreign governments	11,810	20	11,830
Corporate and other	1,201	231	1,432
	$17,423	$264	$17,687

U.S. government obligations are rated AA+ or Aa1 by the major rating agencies. Approximately 95% of our foreign government investments were rated AA or higher by at least one of the major rating agencies. Foreign government securities are issued or unconditionally guaranteed by national or provincial government entities.

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

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Railroad operating revenues	$5,988	$5,881	$17,390	$17,242
Railroad operating expenses	3,841	3,828	11,409	11,646
Railroad operating earnings	2,147	2,053	5,981	5,596
Other revenues (expenses), net	44	68	164	198
Interest expense	(279)	(275)	(821)	(807)
Pre-tax earnings	1,912	1,846	5,324	4,987
Income taxes	463	463	1,195	1,234
Net earnings	$1,449	$1,383	$4,129	$3,753
Effective income tax rate	24.2%	25.1%	22.4%	24.7%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units				Percentage Change
	Third Quarter		First Nine Months		Third	First Nine
	2025	2024	2025	2024	Quarter	Months
Consumer products	1,474	1,442	4,194	4,044	2.2%	3.7%
Industrial products	362	369	1,044	1,085	(1.9)	(3.8)
Agricultural and energy products	350	347	1,043	1,039	0.9	0.4
Coal	322	329	911	878	(2.1)	3.8
	2,508	2,487	7,192	7,046	0.8	2.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Railroad operating revenues increased slightly in the third quarter and first nine months of 2025 compared to 2024. Car/unit volumes increased 0.8% in the third quarter and 2.1% in the first nine months of 2025 compared to the same periods in 2024. Average revenue per car/unit increased 0.8% in the third quarter and declined 1.4% in the first nine months of 2025 versus 2024, generally attributable to lower fuel surcharge revenue and unfavorable business mix, partially offset by core pricing gains. Pre-tax earnings increased 3.6% in the third quarter and 6.8% in the first nine months of 2025 compared to 2024.

Operating revenues from consumer products were $2.1 billion in the third quarter of 2025, unchanged from 2024, and $6.1 billion in the first nine months, a decrease of 1.4% from 2024. The revenues in 2025 reflected lower average revenue per car/unit, substantially offset by slightly higher volumes. Volumes increased 2.2% in the third quarter and 3.7% in the first nine months of 2025 compared to 2024. The volume increases were primarily due to higher intermodal shipments resulting from higher West Coast imports and an increase in automotive vehicle volumes.

Operating revenues from industrial products were $1.3 billion in the third quarter of 2025, essentially unchanged from 2024, and $3.8 billion in the first nine months of 2025, a decrease of 1.4% from 2024. Revenues in 2025 reflected lower volumes of 1.9% for the third quarter and 3.8% year-to-date, partially offset by higher average revenue per car/unit. The volume declines were primarily due to lower demand for construction products and lower petroleum products shipments.

Operating revenues from agricultural and energy products were $1.6 billion in the third quarter and $4.8 billion in the first nine months of 2025, increases of 6.3% and 3.5%, respectively, compared to 2024. The revenue increases were attributable to higher average revenue per car/unit and slightly higher volumes. The volume increases were primarily due to slightly higher grain exports, partially offset by lower domestic grain and feed shipments.

Operating revenues from coal were $795 million in the third quarter of 2025, unchanged from 2024, and $2.2 billion in the first nine months of 2025, an increase of 3.6% from 2024. Revenues in the third quarter of 2025 reflected higher average revenue per car/unit, which was offset by reduced volumes of 2.1% compared to 2024. The revenue increase in the first nine months of 2025 was primarily due to a 3.8% increase in volumes, partially offset by lower average revenue per car/unit. The volume increase in the first nine months of 2025 was primarily due to the competitive effects of higher natural gas prices, while the volume decline in the third quarter was primarily due to mine production challenges.

Railroad operating expenses were $3.8 billion in the third quarter of 2025, essentially unchanged from 2024, and $11.4 billion in the first nine months of 2025, a decrease of $237 million (2.0%) compared to 2024. Fuel expenses declined $27 million (3.4%) in the third quarter and $235 million (9.5%) in the first nine months of 2025 compared to 2024, attributable to lower average fuel prices and improved fuel efficiency. Compensation and benefits expenses in the third quarter and first nine months of 2025 were relatively unchanged compared to 2024, reflecting wage inflation, offset by improved employee productivity. Other railroad operating expenses increased $48 million (3.0%) in the third quarter and decreased $21 million (0.4%) in the first nine months of 2025 compared to 2024. The changes in other railroad operating expenses included increases in purchased services and depreciation and amortization expenses, lower other expenses due to ongoing cost management efforts, as well as the impact of litigation accruals in the first nine months of 2024.

Income tax expense was unchanged in the third quarter of 2025 and declined $39 million (3.2%) in the first nine months of 2025 compared to 2024. The effective income tax rate in the third quarter and first nine months of 2025 declined versus the same periods in 2024, primarily due to lower state income tax expenses arising from the impact of reductions in enacted rates during the second quarter of 2025.

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

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenues:
Energy operating revenues	$6,059	$6,026	$16,695	$16,386
Real estate operating revenues	1,185	1,179	3,309	3,334
Other income	60	130	74	384
Total revenues	7,304	7,335	20,078	20,104
Costs and expenses:
Energy cost of sales	1,876	1,902	4,841	5,099
Energy operating expenses	2,711	2,551	8,021	7,769
Real estate operating costs and expenses	1,146	1,151	3,227	3,477
Interest expense	658	630	1,968	1,900
Total costs and expenses	6,391	6,234	18,057	18,245
Pre-tax earnings	913	1,101	2,021	1,859
Income tax benefit	(606)	(708)	(1,385)	(1,535)
Net earnings after income taxes	1,519	1,809	3,406	3,394
Noncontrolling interests of BHE subsidiaries	30	31	115	106
Net earnings attributable to BHE	1,489	1,778	3,291	3,288
Noncontrolling interests and preferred stock dividends	—	149	3	287
Net earnings attributable to Berkshire shareholders	$1,489	$1,629	$3,288	$3,001
Effective income tax rate	(66.4)%	(64.3)%	(68.5)%	(82.6)%

BHE’s income tax benefit and net earnings include significant production tax credits primarily from wind-powered electricity generation. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing substantial revisions to energy-related U.S. Federal tax policy. Among its provisions, the OBBBA accelerates the phase-out of clean electricity production and investment tax credits and establishes new sourcing requirements applicable to facilities commencing construction after December 31, 2025.

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

	Third Quarter		First Nine Months		Percentage Change
	2025	2024	2025	2024	Third Quarter	First Nine Months
U.S. utilities	$850	$926	$1,712	$1,569	(8.2)%	9.1%
Natural gas pipelines	153	194	824	927	(21.1)	(11.1)
Other energy businesses	259	358	909	1,019	(27.7)	(10.8)
Real estate brokerage	33	20	63	(96)	65.0	*
Corporate interest and other	194	280	(217)	(131)	(30.7)	(65.6)
	$1,489	$1,778	$3,291	$3,288	(16.3)	0.1

——————

* Not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings decreased $76 million (8.2%) in the third quarter and increased $143 million (9.1%) in the first nine months of 2025 compared to 2024. Pre-tax Wildfire loss accruals, net of expected insurance recoveries, at PacifiCorp were $100 million in the third quarter and first nine months of 2025 and were $251 million in the first nine months of 2024. See Note 22 to the accompanying Consolidated Financial Statements for additional information on the Wildfires. Otherwise, net earnings of the U.S. utilities in the third quarter and the first nine months of 2025 reflected comparative increases in electric utility margin, substantially offset by an increase in energy operating expenses and lower other income and income tax benefits.

The U.S. utilities’ electric utility margin was $2.6 billion in the third quarter and $6.6 billion in the first nine months of 2025, increases of $163 million (6.8%) and $593 million (9.9%), respectively, compared to 2024. The increases reflected higher retail customer rates in certain territories, higher retail customer volumes and higher wholesale prices and volumes, partially offset by higher energy cost of sales. Retail customer volumes increased 2.7% overall (up 9.8% at MEC, 2.0% at PacifiCorp and down 1.8% at NV Energy) in the first nine months of 2025 compared to 2024, primarily due to higher customer usage and an increase in the average number of customers, partially offset by an overall unfavorable impact of weather. The increase in energy operating expenses was primarily due to higher depreciation and amortization expense, insurance expenses and general and plant maintenance costs.

Net earnings of natural gas pipelines declined $41 million in the third quarter and $103 million in the first nine months of 2025 compared to 2024. The decreases in earnings reflected higher interest expense, largely due to debt issued in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, an increase in operating expenses, decreased margin on gas sales and lower other income, partially offset by higher transportation and storage revenues.

Net earnings of other energy businesses decreased $99 million in the third quarter and $110 million in the first nine months of 2025 compared to 2024. The decreases were primarily due to lower earnings at Northern Powergrid, from lower distribution revenues due to lower tariffs from inflation adjustments beginning in the second quarter of 2025, deferred income tax charges related to the March 2025 enactment of a change in the United Kingdom’s Energy Profits Levy income tax and higher operating expenses at the distribution businesses, partially offset by favorable income tax expense from higher utilization of tax losses from upstream gas exploration and production activities.

Net earnings of real estate brokerage increased by $13 million in the third quarter and $159 million in the first nine months of 2025 compared to 2024, primarily attributable to charges in 2024 with respect to the ongoing real estate industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries and effectuated a nationwide class settlement. See Note 22 to the accompanying Consolidated Financial Statements. The real estate brokerage business continues to be negatively impacted by the limited availability of homes for sale and high home prices.

Corporate interest and other net earnings include BHE corporate interest expense and unallocated corporate and income tax expenses. Additionally, noncontrolling interests and preferred stock dividends include earnings attributable to non-Berkshire owners of BHE common stock and dividends on preferred stock held by other Berkshire subsidiaries. All remaining noncontrolling interests in BHE common stock were acquired in the second half of 2024 and the preferred stock was redeemed in the first quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
					Third	First Nine
	2025	2024	2025	2024	Quarter	Months
Revenues:
Manufacturing	$20,047	$19,675	$58,782	$58,044	1.9%	1.3%
Service and retailing	34,666	33,195	100,806	103,280	4.4	(2.4)
	$54,713	$52,870	$159,588	$161,324	3.5	(1.1)
Pre-tax earnings:
Manufacturing	$3,584	$3,135	$9,547	$9,178	14.3%	4.0%
Service and retailing	1,136	1,239	3,826	3,692	(8.3)	3.6
	4,720	4,374	13,373	12,870	7.9	3.9
Income taxes and noncontrolling interests	1,104	1,032	3,096	3,060
Net earnings*	$3,616	$3,342	$10,277	$9,810
Effective income tax rate	22.7%	22.8%	22.4%	23.1%
Pre-tax earnings as a percentage of revenues	8.6%	8.3%	8.4%	8.0%

——————

* Excludes certain acquisition accounting expenses, which primarily relate to the amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $123 million in the third quarter and $371 million in the first nine months of 2025 and $127 million in the third quarter and $389 million in the first nine months of 2024. These expenses are included in “Other” in the summary of earnings on page 34 and in the “Other” earnings table on page 49.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenues:
Industrial products	$9,471	$8,956	$28,072	$27,112
Building products	7,000	6,906	20,112	19,892
Consumer products	3,576	3,813	10,598	11,040
	$20,047	$19,675	$58,782	$58,044
Pre-tax earnings:
Industrial products	$1,851	$1,489	$5,260	$4,710
Building products	1,151	1,070	3,078	3,154
Consumer products	582	576	1,209	1,314
	$3,584	$3,135	$9,547	$9,178
Pre-tax earnings as a percentage of revenues:
Industrial products	19.5%	16.6%	18.7%	17.4%
Building products	16.4	15.5	15.3	15.9
Consumer products	16.3	15.1	11.4	11.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Industrial products

The industrial products group includes complex metal components and products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), and Marmon Holdings, Inc. (“Marmon”), which consists of more than 100 autonomous manufacturing and service businesses, internally aggregated into twelve groups, and includes equipment leasing for the rail, intermodal tank container and mobile crane industries. The industrial products group also includes equipment and systems for the livestock and agricultural industries (CTB International), drag reducing agents for pipelines (LiquidPower Specialty Products), a structural steel fabrication products business (W&W|AFCO) and beginning in August 2025, a manufacturer of rodent control products (Bell Laboratories).

Revenues of the industrial products group were $9.5 billion in the third quarter and $28.1 billion in the first nine months of 2025, increases of $515 million (5.8%) and $960 million (3.5%), respectively, compared to the same periods in 2024. Pre-tax earnings increased $362 million (24.3%) in the third quarter and $550 million (11.7%) in the first nine months of 2025 compared to 2024. Pre-tax earnings as a percentage of revenues for the group were 18.7% for the first nine months of 2025, an increase of 1.3 percentage points compared to 2024.

PCC’s revenues were $2.7 billion in the third quarter and $8.1 billion in the first nine months of 2025, increases of 4.5% in the third quarter and 4.9% in the first nine months compared to 2024. Revenues from aerospace products in the first nine months of 2025 increased 8.5% from 2024. Revenues from power products in oil and gas markets and general industrial products declined. PCC’s pre-tax earnings increased 35.6% in the third quarter and 37.6% in the first nine months of 2025 compared to 2024. The earnings increases reflected the aerospace sales increases and improved manufacturing and operating efficiencies. Earnings in the third quarter and first nine months of 2025 also included insurance recoveries associated with a fire at a fasteners facility that occurred in the first quarter of 2025, which mitigated the earnings impact from the fire.

Lubrizol’s revenues were $1.6 billion in the third quarter and $4.75 billion in the first nine months of 2025, decreases of 1.4% and 3.7%, respectively, compared to the same periods in 2024. The declines were attributable to lower volumes and selling prices across most regions and markets, partially offset by favorable product mix. Lubrizol’s pre-tax earnings declined 2.7% in the third quarter and 13.8% in the first nine months of 2025 compared to 2024. The declines were primarily due to lower selling prices and volumes, higher manufacturing costs and restructuring and non-recurring charges, partially offset by lower raw material costs and selling, general and administrative expenses and favorable product mix.

Marmon’s revenues were $3.2 billion in the third quarter and $9.7 billion in the first nine months of 2025, increases of 4.3% in the third quarter and 4.5% in the first nine months compared to 2024. In the first nine months of 2025, Rail & Leasing group revenues increased 9.5%, attributable to higher average lease rates and higher repair and sales volumes, while revenues increased in the Water Technologies (11.6%) and Transportation Products (5.5%) groups, primarily due to volume increases. Additionally, revenues increased in the Plumbing & Refrigeration group (11.0%) due to higher volumes and copper prices and the Electrical group (4.7%), principally due to higher copper prices. These increases were partially offset by revenue declines in the Metal Services group (8.1%) due to lower demand and the Crane Services group (11.6%), attributable to lower volumes and prices.

Marmon’s pre-tax earnings increased 19.7% in the third quarter and 7.5% in the first nine months of 2025 compared to 2024. The comparative increase in earnings in the third quarter of 2025 was driven by the Rail & Leasing, Transportation Products, Retail Solutions and Plumbing & Refrigeration groups. The Rail & Leasing group’s earnings increase reflected higher lease rates, gains from asset sales and improved operational efficiencies in the repair operations. The third quarter earnings increase in the Transportation Products and Retail Solutions groups were primarily attributable to higher revenues, whereas the earnings increase in the Plumbing & Refrigeration group reflected higher volumes and copper spreads. Operating results among the twelve business groups for the first nine months of 2025 were mixed compared to 2024. The Plumbing & Refrigeration, Transportation Products, Water Technologies, Retail Solutions, Rail & Leasing, Industrial Products and Specialty groups contributed meaningful increases in earnings, due to a combination of higher revenue, copper spreads and operating margins. These increases were partially offset by declines in the Electrical and Metal Services groups. Earnings in the first nine months of 2025 also included income from the reduction and settlement of liabilities in connection with a prior business acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

IMC’s revenues were $1.0 billion in the third quarter and $3.0 billion in the first nine months of 2025, increases of 7.9% and 2.1%, respectively, over the corresponding 2024 periods. The comparative increases in revenues were primarily attributable to price increases due to higher raw materials costs and the impact of business acquisitions, partially offset by lower sales across many regions, attributable to sluggish customer demand. IMC’s pre-tax earnings increased 21.9% in the third quarter, largely attributable to an increase in investment and other income, and declined 5.1% in the first nine months of 2025 compared to 2024. Earnings in the first nine months of 2025 were negatively impacted by lower gross margin rates from higher raw materials costs and unfavorable manufacturing variances and changes in product mix and increased selling, general and administrative expenses, partially offset by higher investment and other income. IMC operates globally, and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

Building products

The building products group includes manufactured and site-built home construction and related lending and financial services (Clayton Homes). Other building products businesses include: flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Brick), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek).

Revenues of the building products group increased $94 million (1.4%) in the third quarter and $220 million (1.1%) in the first nine months of 2025 compared to 2024. Pre-tax earnings of the group increased $81 million (7.6%) in the third quarter and declined $76 million (2.4%) in the first nine months of 2025 compared to 2024. Certain of our building products businesses are experiencing slowing customer demand, as well as pricing pressures, attributable to prevailing general economic conditions and residential housing markets.

Clayton Homes’ revenues increased 2.7% to $3.3 billion in the third quarter and 5.0% to $9.6 billion in the first nine months of 2025 compared to 2024. Revenues from home sales were essentially unchanged in the third quarter and increased $136 million (2.0%) in the first nine months of 2025 compared to the 2024 periods. New home unit sales were flat in the third quarter and increased 1.8% in the first nine months of 2025 compared to 2024. Financial services revenues increased 12.0% in the third quarter and 13.6% in the first nine months of 2025 compared to 2024, primarily due to increased interest income from higher average loan balances and average interest rates. Loan balances, net of allowances for credit losses, were approximately $28.9 billion as of September 30, 2025, an increase of 9.4% since September 30, 2024. Loan portfolio balances are largely funded by borrowings from Berkshire finance affiliates.

Pre-tax earnings of Clayton Homes increased $74 million (16.0%) in the third quarter and $40 million (2.8%) in the first nine months of 2025 compared to 2024, primarily attributable to increased earnings from financial services, partially offset by lower earnings from home building activities. The increases in financial services earnings were primarily due to lower insurance claims and higher interest income, partially offset by increases in interest expense on borrowings from Berkshire finance affiliates. Interest expense increased $252 million in the first nine months of 2025 versus 2024, largely attributable to increased borrowings. The corresponding interest income on such borrowings is included in the “Other” earnings section on page 49.

Other building products businesses revenues were $3.7 billion in the third quarter of 2025, relatively unchanged from 2024, and $10.6 billion in the first nine months of 2025, a decline of 2.1% compared to 2024. The year-to-date decline generally reflected lower unit volumes, pricing pressures and the impact of a divesture in 2025. Pre-tax earnings of our other building products businesses increased $7 million (1.2%) in the third quarter and declined $116 million (6.6%) in the first nine months of 2025 compared to 2024. Earnings as a percentage of revenues in the first nine months of 2025 declined 0.7 percentage points versus 2024. The earnings decline in the first nine months of 2025 was primarily attributable to overall lower sales and average gross margin rates, partially offset by lower restructuring and legal expenses compared to 2024.

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

Consumer products group revenues declined $237 million (6.2%) in the third quarter and $442 million (4.0%) in the first nine months of 2025 compared to 2024. The revenue declines in 2025 were primarily due to Fruit of the Loom, Jazwares and Duracell, largely attributable to lower sales volumes. These declines were partially offset by revenue increases at Brooks Sports, Forest River and Richline, attributable to combinations of higher volumes, changes in sales mix and/or higher prices from higher materials and input costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Pre-tax earnings of our consumer products group were relatively unchanged in the third quarter and declined $105 million (8.0%) in the first nine months of 2025 compared to 2024. In the third quarter of 2025, Duracell determined certain of its battery product components manufactured in the U.S. were eligible for the refundable advanced manufacturing production income tax credits beginning in the 2023 tax year. Duracell recorded the eligible credits for the 2023, 2024 and first nine months of 2025 periods in the third quarter of 2025. Under U.S. GAAP, these credits are reflected in pre-tax earnings, not as income tax expense. Before the impact of these credits, pre-tax earnings of the consumer products group declined significantly in the third quarter and in the first nine months of 2025 compared to 2024. These declines were primarily attributable to lower earnings from Jazwares, Forest River, Duracell, and Fruit of the Loom, generally reflecting lower gross margins and higher selling, general and administrative expenses, as percentages of revenues and were partially offset by higher earnings from Brooks Sports, attributable to a combination of increased sales and gross margins.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Revenues:
Service	$5,752	$5,130	$16,922	$15,492
McLane	13,191	12,723	37,967	37,656
Retailing	4,841	4,712	14,496	14,000
Pilot	10,882	10,630	31,421	36,132
	$34,666	$33,195	$100,806	$103,280
Pre-tax earnings:
Service	$678	$569	$2,055	$1,793
McLane	173	145	530	452
Retailing	302	308	971	961
Pilot	(17)	217	270	486
	$1,136	$1,239	$3,826	$3,692
Pre-tax earnings as a percentage of revenues:
Service	11.8%	11.1%	12.1%	11.6%
McLane	1.3	1.1	1.4	1.2
Retailing	6.2	6.5	6.7	6.9
Pilot	(0.2)	2.0	0.9	1.3

Service

Our service businesses include NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training products and services to operators of aircraft, and TTI, a distributor of electronics components. Our other service businesses franchise and service a network of quick service restaurants (Dairy Queen), lease transportation equipment (XTRA) and furniture (CORT), provide third party logistics services that primarily serve the petroleum and chemical industries (Charter Brokerage), distribute electronic news, multimedia and regulatory filings (Business Wire), provide various facilities engineering and construction management services (IPS-Integrated Project Services, LLC (IPS)) and operate a television station in Miami, Florida (WPLG). McLane, which we view as a service business, is addressed separately, since it is deemed a separate segment for financial reporting purposes.

Service group revenues increased $622 million (12.1%) in the third quarter and $1.4 billion (9.2%) in the first nine months of 2025 compared to 2024. The revenue increases in each period were primarily attributable to higher revenues from aviation services (9.7% year-to-date), IPS (23.9% year-to-date) and TTI (7.9% year-to-date). The revenue increases from aviation services reflected increases in the number of aircraft in shared aircraft ownership programs and in-flight hours across NetJets’ various programs and higher average rates. The increases at TTI reflected higher customer demand in certain geographic regions. The increases at IPS were attributable to revenues from life sciences and data center design, construction management and other construction consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service group pre-tax earnings increased $109 million (19.2%) in the third quarter and $262 million (14.6%) in the first nine months of 2025 compared to 2024, primarily attributable to increases from aviation services and TTI. Pre-tax earnings as a percentage of revenues rose 0.5 percentage points in the first nine months of 2025 compared to 2024. The earnings increases from aviation services were primarily attributable to increased revenues, partially offset by higher flight crew and instructor costs and higher maintenance, fuel, and depreciation expenses. TTI’s earnings increases reflected increases in revenues and lower selling general and administrative expenses, as percentages of revenues, partially offset by lower gross margin rates.

McLane

McLane operates wholesale distribution businesses that provide grocery and non-food consumer products to retailers and convenience stores (“retail”) and to restaurants (“restaurant”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). The retail and restaurant businesses generate high sales and very low profit margins and operate in a highly competitive environment. These businesses have several significant customers and a reduction in purchasing by any of these customers could have an adverse impact on McLane’s revenues and earnings.

McLane’s revenues increased 3.7% in the third quarter and 0.8% in the first nine months of 2025 compared to 2024. Sales in 2025 generally reflected higher prices due to inventory cost inflation and a comparative increase in restaurant business unit volumes in the third quarter. Pre-tax earnings increased $28 million (19.3%) in the third quarter and $78 million (17.3%) in the first nine months of 2025 compared to 2024, reflecting increases in the overall gross margin rates, partially offset by higher selling, general and administrative expenses.

Retailing

Our retailing businesses include Berkshire Hathaway Automotive, Inc. (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers and insures vehicle service contracts and related insurance products. Our retailing businesses also include four home furnishings businesses (NFM, R.C. Willey, Star Furniture and Jordan’s), which sell furniture, appliances, flooring and electronics. Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany. Pilot Travel Centers (“Pilot”), which is primarily a retail business, is addressed separately since it is deemed a separate segment for financial reporting purposes.

Retailing group aggregate revenues increased 2.7% in the third quarter and 3.5% in the first nine months of 2025 compared to 2024. BHA’s revenues, which represented about 71% of our retailing group’s revenues in 2025, increased 4.0% in the third quarter and 5.5% in the first nine months of 2025 as compared to 2024. The increases reflected a 5.7% year-to-date increase in new and pre-owned vehicle sales revenues, primarily due to increased new units sold, higher average prices and changes in sales mix. BHA’s finance/service contract revenues increased 8.8% in the first nine months of 2025, while parts/service/repair operations revenues increased 2.2% compared to 2024. Revenues of the other retailing businesses declined 0.9% in the first nine months of 2025 versus 2024. Several of our other retailing businesses experienced sluggish customer demand in the first nine months of 2025, attributable to a combination of increased competition and the impacts of higher economic uncertainty and changes in consumer confidence.

Retailing group pre-tax earnings declined $6 million (1.9%) in the third quarter and increased $10 million (1.0%) in the first nine months of 2025 compared to 2024. BHA’s pre-tax earnings increased 1.8% in the third quarter and 3.4% in the first nine months of 2025 compared to 2024, attributable to earnings increases from parts/service/repair and finance/service contract operations, partly offset by lower gross profit margins and higher selling, general and administrative expenses. Aggregate pre-tax earnings for the remainder of our retailing group declined $11 million (22.7%) in the third quarter and $15 million (7.4%) in the first nine months of 2025 compared to 2024.

Pilot

Pilot operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. We acquired the remaining 20% noncontrolling interest in Pilot on January 16, 2024.

Pilot’s revenues increased $252 million (2.4%) in the third quarter and declined $4.7 billion (13.0%) in the first nine months of 2025 compared to 2024. The year-to-date decline was primarily attributable to significantly lower volumes from bulk fuel sales and fuel trading activities, as well as lower average fuel prices and wholesale fuel volumes, partially offset by increased retail fuel volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Pilot’s pre-tax earnings declined $234 million (107.8%) in the third quarter and $216 million (44.4%) in the first nine months of 2025 compared to 2024. Earnings in the third quarter and first nine months of 2025 were negatively impacted by lower wholesale fuel and in-store gross margins and higher selling, general and administrative expenses, primarily due to higher employee compensation and benefits, insurance and maintenance costs, as well as by charges from adjustments to certain fuel-related balance sheet accounts. These effects were partially offset by lower interest expense, primarily attributable to reduced borrowing levels, and gains from asset dispositions in the first quarter. Pilot’s borrowings were $3.9 billion at September 30, 2025, which are currently from certain Berkshire insurance subsidiaries.

Investment Gains (Losses)

A summary of investment gains (losses) follows (dollars in millions).

	Third Quarter		First Nine Months
	2025	2024	2025	2024
Investment gains (losses)	$21,939	$20,514	$21,868	$46,247
Income taxes and noncontrolling interests	4,628	4,353	4,625	9,856
Net earnings	$17,311	$16,161	$17,243	$36,391
Effective income tax rate	21.1%	21.1%	21.1%	21.2%

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

Pre-tax investment gains and losses included unrealized gains of $20.6 billion in the third quarter and $23.6 billion in the first nine months of 2025 and $18.6 billion in the third quarter and $45.1 billion in the first nine months of 2024, attributable to changes during the period in market prices on equity securities we held at the end of each period. Taxable investment gains and losses on equity securities sold, which is generally the difference between sales proceeds and the original cost basis of the securities sold, were gains of $10.4 billion in the third quarter and $18.7 billion in the first nine months of 2025 compared to gains of $23.4 billion in the third quarter and $97.1 billion in the first nine months of 2024.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	Third Quarter		First Nine Months
	2025	2024	2025		2024
Investment income	$904	$371	$2,639		$995
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	331	(1,141)	(1,259)		(98)
Equity method earnings	276	199	576	*	824
Acquisition accounting expenses	(123)	(127)	(371)		(389)
Other earnings (losses)	(7)	20	(131)		(179)
	$1,381	$(678)	$1,454		$1,153

——————

* Excludes an other-than-temporary impairment charge of $3.76 billion related to Berkshire’s investment in Kraft Heinz. See Note 5 to the Consolidated Financial Statements.

Investment income includes corporate interest income and dividend income not allocated to operating businesses. After-tax corporate investment income increased $533 million in the third quarter and $1.6 billion in the first nine months of 2025 compared to 2024, primarily due to increased investments in U.S. Treasury Bills, which derived largely from subsidiary dividends.

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

Equity method earnings include our proportionate share of earnings of Kraft Heinz, Occidental and Berkadia. Occidental generated lower equity method earnings in the first nine months of 2025 compared to 2024. Additionally, during the second quarter of 2025, we began recording our share of Kraft Heinz’s earnings on a one-quarter lag.

Acquisition accounting expenses include charges arising from the application of the acquisition method of accounting in connection with certain of Berkshire’s past business acquisitions. These charges are primarily from the amortization of intangible assets recorded in connection with those acquisitions. Other earnings and losses primarily include unallocated general and administrative expenses, interest expense, income tax expense and interest income on certain intercompany loans.

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at September 30, 2025 was $698.2 billion, an increase of $48.8 billion since December 31, 2024. Net earnings attributable to Berkshire shareholders were $47.8 billion for the first nine months of 2025. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases in the first nine months of 2025.

At September 30, 2025, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills (net of payables for unsettled purchases) of $354.3 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $301.2 billion.

Our consolidated borrowings at September 30, 2025 were $127.2 billion, predominantly issued by Berkshire and BHFC, or by BNSF and BHE and its subsidiaries. Berkshire’s outstanding debt at September 30, 2025 was $22.5 billion, an increase of $1.4 billion since December 31, 2024. In the first nine months of 2025, Berkshire repaid approximately $1.6 billion of maturing debt. In April 2025, Berkshire issued ¥90 billion ($632 million) of senior notes with maturity dates ranging from 2028 to 2055 and a weighted average interest rate of 1.6%. In July 2025, Berkshire issued ¥151.5 billion ($1.0 billion) of senior notes maturing between 2030 and 2040 with a weighted average interest rate of 2.3%. Additionally, the carrying value of Berkshire’s non-U.S. Dollar denominated debt increased $1.3 billion in the first nine months of 2025 due to foreign currency exchange rate losses.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.3 billion at September 30, 2025, an increase of $338 million from December 31, 2024, primarily due to foreign currency exchange rate changes. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by Marmon’s railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of September 30, 2025, relatively unchanged from December 31, 2024. In the first nine months of 2025, BNSF repaid term debt of approximately $900 million and in June 2025, issued $900 million of 5.8% debentures due in 2056. BHE’s aggregate borrowings were $58.1 billion at September 30, 2025, an increase of $1.7 billion from December 31, 2024. In the first nine months of 2025, BHE subsidiaries issued $3.1 billion of term debt, with a weighted average interest rate of 6.4% and maturity dates ranging from 2035 to 2055, and BHE and its subsidiaries repaid term debt of $2.4 billion and increased short-term borrowings by approximately $600 million. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In the first nine months of 2025, our diverse group of businesses generated net operating cash flows of $34.8 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $14.7 billion in the first nine months of 2025, which included capital expenditures by BNSF and BHE of $10.1 billion. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures of approximately $4.4 billion over the remainder of 2025.

In October 2025, Berkshire agreed to acquire the Occidental Petroleum Corporation’s chemicals business for $9.7 billion, subject to customary purchase price adjustments. The acquisition is subject to regulatory approvals and customary closing conditions and expected to close in the fourth quarter of 2025.

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

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2025 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our Consolidated Balance Sheet as of September 30, 2025 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $151.1 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2025 included goodwill of acquired businesses of $84.5 billion and indefinite-lived intangible assets of $19.0 billion. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2024, our estimated fair values of seven reporting units did not exceed our carrying values by at least 20%, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our estimated aggregate fair value of these units at that time was approximately $65.6 billion, which exceeded our aggregate carrying value of approximately $57.4 billion. Goodwill of these reporting units totaled approximately $18.6 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

As of September 30, 2025, we concluded it was more likely than not that goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on changes in market and economic conditions and events affecting our businesses, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2024 and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2025, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares any time that Warren Buffett, Berkshire’s Chairman of the Board and Chief Executive Officer, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. No Class A or Class B shares were repurchased in the third quarter of 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
July	—	$—	—	*
August	—	—	—	*
September	—	—	—	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

Item 6. Exhibits

a. Exhibits

3(i)	Restated Certificate of Incorporation Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	Amended and Restated By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on October 3, 2025.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 1, 2025	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer