Form 10-K
period 2025-12-31
BERKSHIRE HATHAWAY INC
filed 2026-03-02
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2025: $902,700,000,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock:

January 31, 2026—Class A common stock, $5 par value	511,820 shares
January 31, 2026—Class B common stock, $0.0033 par value	1,389,605,139 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting to be held May 2, 2026 are incorporated in Part III.

Part I

Item 1. Business Description

Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in numerous diverse business activities. The most important of these are insurance businesses, conducted on both a primary basis and a reinsurance basis, a freight rail transportation business and a group of utility and energy generation and distribution businesses. Berkshire also owns and operates numerous other businesses engaged in a variety of manufacturing, services and retailing activities. Berkshire is domiciled in the state of Delaware, and its corporate headquarters is in Omaha, Nebraska.

Berkshire’s operating subsidiaries are managed on an unusually decentralized basis. There are few centralized or integrated business functions. Berkshire’s Chief Executive Officer is ultimately responsible for significant capital allocation decisions and investment activities. Berkshire’s Chief Executive Officer is also ultimately responsible for evaluating the operating performance of the operating businesses.

Berkshire’s senior corporate management is responsible for establishing and monitoring Berkshire’s corporate governance practices and monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. Berkshire’s Board of Directors is responsible for selecting an appropriate successor to the Chief Executive Officer. The Berkshire Code of Business Conduct and Ethics emphasizes, among other things, the commitment to ethics and compliance with government laws and regulations and provides basic standards for ethical and legal behavior of its employees.

Human capital and resources are an integral and essential component of Berkshire’s businesses. Berkshire and its operating subsidiaries employed approximately 387,800 people worldwide at the end of 2025, of which approximately 80% were in the United States (“U.S.”) and 19% were represented by unions. Employees engage in a wide variety of occupations. Consistent with Berkshire’s decentralized management philosophy, Berkshire’s operating subsidiaries each establish specific policies and practices concerning the attraction and retention of personnel within their organizations. Given the wide variations in the nature and size of business activities, specific policies and practices vary among Berkshire’s operating subsidiaries. Policies and practices commonly address, among other things: maintaining a safe work environment and minimizing or eliminating workplace injuries; offering competitive compensation, which includes various health insurance and retirement benefits, as well as incentives to recognize and reward performance; wellness programs; training, learning and career advancement opportunities; and hiring practices intended to identify qualified candidates. Berkshire’s combined U.S. workforce data, based on U.S. Equal Employment Opportunity Commission guidelines, is available on its website (https://www.berkshirehathaway.com) under sustainability.

Insurance Businesses

Berkshire’s insurance business activities are conducted through numerous domestic and foreign-based insurance subsidiaries. Berkshire’s insurance subsidiaries provide insurance and reinsurance of property and casualty risks as well as life and health risks worldwide. Berkshire’s insurance businesses employed approximately 42,600 people at the end of 2025. For purposes of this discussion, entities that provide insurance or reinsurance are referred to as insurers.

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

Insurance and reinsurance are generally subject to regulatory oversight throughout the world. Except for regulatory considerations, there are virtually no barriers to entry into the insurance and reinsurance industry. Competitors may be domestic or foreign, as well as licensed or unlicensed. The number of competitors within the industry is not known. Insurers compete based on reliability, financial strength and stability, financial ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.

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

While the IAIS standards do not have legal effect, U.S. state insurance departments and the NAIC are implementing various group supervision regulatory tools and mandates that are responsive to certain IAIS standards. U.S. state regulators have formed supervisory colleges intended to promote communication and cooperation amongst the various domestic and international insurance regulators. U.S. state regulators require insurance groups to file an annual report and an Own Risk Solvency Assessment (“ORSA”), with the group’s lead supervisor. The NAIC also adopted a group capital calculation (“GCC”) tool for large insurance groups. The GCC tool is designed to help the lead supervisor understand the capital adequacy across an insurance group. The NAIC is also developing further tools, including various liquidity assessments, that will likely be imposed on insurance groups in the future. While the ICS is based on a consolidation approach, the GCC is based on an aggregation approach called the Aggregation Method. In December 2024, the IAIS announced that the Aggregation Method has been deemed to be comparable to the ICS.

Insurance regulators from the U.S. (Nebraska, Delaware and Connecticut), Germany, Ireland and the U.K. participate in a Berkshire insurance group supervisory college. The Nebraska Department of Insurance (“Nebraska DOI”) acts as the lead supervisor for Berkshire’s insurance group and chairs the Berkshire supervisory college. Nebraska amended its insurance laws in 2022 and adopted the GCC tool. Berkshire’s insurance subsidiaries are required to submit an annual GCC to the Nebraska DOI.

Berkshire’s insurance companies maintain capital strength at exceptionally high levels, which differentiates them from their competitors. The combined statutory surplus of Berkshire’s U.S.-based insurers was approximately $333 billion at December 31, 2025. Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and claims paying ability.

The Terrorism Risk Insurance Act of 2002 established a Terrorism Insurance Program (“Program”) within the U.S. Department of the Treasury to provide federal reinsurance of certified terrorism losses incurred by U.S. commercial property and casualty insurers. The Program extends to December 31, 2027 through the Terrorism Risk Insurance Program Reauthorization Act of 2019. Hereinafter, these Acts are collectively referred to as TRIA. The Department of the Treasury is responsible for certifying acts of terrorism under TRIA. Federal reinsurance under TRIA may apply if the industry insured loss for certified events occurring during the calendar year exceeds $200 million.

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

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 80% of their insured losses in excess of the insurers group deductible. Under TRIA, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible for Berkshire’s insurance group is expected to be approximately $2.5 billion in 2026. There is also an aggregate program limit of $100 billion on the amount of the federal reinsurance coverage for each TRIA year.

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

Berkshire’s non-U.S. insurance operations are conducted through subsidiaries located in Germany, Ireland, the United Kingdom (“U.K.”), Australia and South Africa, as well as through other subsidiaries and subsidiary branches in several other countries. Most of the foreign jurisdictions impose local capital requirements. Other legal requirements involve discretionary licensing procedures, risk management and governance requirements, local retention of funds and records, and data privacy and protection programs. Berkshire’s international insurance companies are also subject to multinational application of certain U.S. laws. There are various regulatory bodies and initiatives that impact Berkshire in multiple international jurisdictions, and the potential for significant effect on the Berkshire insurance group could be heightened due to industry and economic developments.

Except for retroactive reinsurance and periodic payment annuity products, which generate significant amounts of up-front premiums along with estimated claims expected to be paid over long time periods (creating “float,” see the Investments of insurance businesses section), Berkshire expects to achieve an underwriting profit over time. Underwriting profit is defined as earned insurance premiums less incurred insurance losses and benefits, loss adjustment expenses and policy acquisition and other underwriting expenses. Underwriting profit does not include income earned from investments. Berkshire’s insurance underwriting operations include the following groups: (1) GEICO, (2) Berkshire Hathaway Primary Group and (3) Berkshire Hathaway Reinsurance Group. Additional information related to each of these groups follows.

GEICO—GEICO is headquartered in Maryland. GEICO’s insurance subsidiaries include Government Employees Insurance Company and several other insurance entities. The GEICO insurance subsidiaries’ principal business is the sale of private passenger automobile insurance to individuals in all 50 states and the District of Columbia. GEICO subsidiaries also sell insurance for motorcycles, all-terrain vehicles, recreational vehicles, boats and commercial vehicles, primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone, and to a lesser extent, through insurance agencies. GEICO also operates an insurance agency that offers insurance written by third parties for individuals desiring insurance coverages that, for the most part, are not sold by GEICO insurance subsidiaries, such as homeowners, renters, condominium, life and identity protection insurance.

GEICO competes for private passenger automobile insurance customers in the preferred, standard and non-standard risk markets with other companies that sell directly to the customer and with companies that use agency sales forces, including State Farm, Progressive, Allstate and USAA. According to the A.M. Best data for 2024 published in 2025, the five largest private passenger automobile insurers had a combined market share of approximately 63.6% based on written premiums, with GEICO’s market share being the third largest at approximately 11.6%.

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

Berkshire Hathaway Primary Group—The Berkshire Hathaway Primary Group (“BH Primary”) is a collection of independently managed insurers that provide a wide variety of insurance coverages to policyholders located principally in the U.S. Nearly 90% of BH Primary net premiums written in 2025 were in the U.S., of which approximately 40% was written on a non-admitted basis. These various operations are discussed below.

The NICO Primary Group (“NICO Primary”) underwrites commercial auto and general liability insurance on an admitted basis and on an excess and surplus lines basis through National Indemnity Company, domiciled in Nebraska, and affiliates. Insurance coverage is offered nationwide primarily through insurance agents and brokers.

Berkshire Hathaway Homestate Group (“BHHC”) offers workers’ compensation, commercial auto and commercial property coverages to a diverse client base through Berkshire Hathaway Homestate Insurance Company and affiliates. BHHC has a national reach, with the ability to provide first-dollar and small-to-large deductible workers’ compensation coverage to employers nationwide. BHHC is based in Omaha, Nebraska.

Berkshire Hathaway Specialty Insurance Group (“BHSI”) offers commercial property and casualty, executive and professional, and various other insurance coverages through Berkshire Hathaway Specialty Insurance Company and affiliates. BHSI writes primary and excess policies on an admitted and non-admitted basis in the U.S., and on a local or foreign non-admitted basis outside the U.S. BHSI is based in Boston, Massachusetts and has regional offices in several other cities within the U.S. BHSI also maintains international offices and branches in Australia, Canada, New Zealand and across several countries in Asia and Europe. BHSI writes insurance policies through wholesale and retail insurance brokers, as well as through managing general agents.

RSUI Group, Inc. and its subsidiaries (“RSUI”) and CapSpecialty, Inc. and its subsidiaries (“CapSpecialty”) conduct property and casualty insurance business in the U.S. on both an admitted and non-admitted basis. RSUI and CapSpecialty primarily write specialty insurance in the property, umbrella/excess liability, professional liability, directors’ and officers’ liability and general liability lines of business. Insurance is written through independent wholesale insurance brokers, retail agents and managing general agents.

MedPro Group (“MedPro”) is a leading provider of healthcare liability (“HCL”) insurance in the U.S. MedPro, based in Fort Wayne, Indiana, provides customized HCL insurance to physicians, surgeons, dentists and other healthcare professionals, as well as hospitals, senior care and other healthcare facilities. Additionally, MedPro provides HCL insurance solutions to international markets through other Berkshire insurance affiliates, offers professional liability insurance to other non-healthcare professionals, and provides specialized accident and health insurance solutions to colleges and other customers through its subsidiaries and other Berkshire subsidiaries. MLMIC Insurance Company (“MLMIC”) is based in Albany, New York and writes medical professional liability insurance policies in New York State through brokers and on a direct basis to medical and dental professionals, health care providers and hospitals.

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

Berkshire Hathaway Direct Insurance Company and its affiliates (“BH Direct”) and the GUARD Insurance Companies (“GUARD”) primarily offer commercial insurance products to small and medium-sized businesses. BH Direct underwrites workers’ compensation, property, commercial auto, general and professional liability products primarily through two internet-based distribution platforms, biBERK.com and Threeinsurance.com. BH Direct writes policies on an admitted basis and is based in Stamford, Connecticut. GUARD markets insurance products through independent agents, wholesale brokers and managing general agents. GUARD is based in Wilkes-Barre, Pennsylvania.

Berkshire Hathaway Reinsurance Group—Berkshire’s combined global reinsurance business, referred to as the Berkshire Hathaway Reinsurance Group (“BHRG”), offers a wide range of coverages on property, casualty, life and health risks to insurers and reinsurers worldwide. BHRG conducts business activities in 23 countries. Reinsurance business is written through NICO and affiliates (“NICO Group”), General Re Corporation and its subsidiaries (“General Re Group”) and Transatlantic Reinsurance Company and its affiliates (“TransRe Group”). U.S. underwriting operations of the NICO Group and General Re Group are based in Stamford, Connecticut, while the TransRe Group is based in New York, New York.

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

The type and volume of business written through the three BHRG groups is dependent on market conditions, including prevailing premium rates and coverage terms. The level of business written may fluctuate significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets, as well as from the timing of particularly large reinsurance transactions.

Property/casualty

The NICO Group offers traditional property and casualty reinsurance on both an excess-of-loss and a quota-share basis, catastrophe excess-of-loss treaty and facultative reinsurance, and primary insurance on an excess-of-loss basis for very large or unusual risks. A significant portion of the NICO Group’s annual reinsurance premium currently derives from a 20% quota-share agreement with Insurance Australia Group Limited (“IAG”) that expires on December 31, 2029. IAG is a multi-line insurer in Australia, New Zealand and other Asia-Pacific countries.

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

In North America, the General Re Group also includes General Star National Insurance Company, General Star Indemnity Company and Genesis Insurance Company, which offer a broad array of specialty and surplus lines and property, casualty and professional liability coverages. These companies offer solutions for the unique needs of public entity, commercial and captive customers through a select group of wholesale brokers, managing general underwriters and program administrators.

The General Re Group’s international reinsurance business is primarily written on a direct basis through General Reinsurance AG, based in Cologne, Germany, and subsidiaries and branches located in numerous other countries, as well as through brokers by Faraday Corporate Capital Limited, which participates in the Lloyd’s of London market through Syndicate 435.

The TransRe Group provides quota-share and excess-of-loss reinsurance across various property and casualty lines of business. Contracts are written through subsidiaries and branches on both a treaty and facultative basis to insurance companies in the U.S. and in numerous other countries. Business is written primarily through brokers, and, to a lesser extent, on a direct basis.

Life/health

The General Re Group also conducts a global life and health reinsurance business. In 2025, premiums written were primarily in the Asia-Pacific, U.S. and Western Europe regions. The General Re Group underwrites life, disability, supplemental health, critical illness and long-term care risks on a direct basis.

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

The concept of time-value-of-money is an important element in establishing retroactive reinsurance contract prices and terms since loss payments may occur over decades. Normally, expected ultimate losses payable under these policies are expected to exceed premiums, thus producing underwriting losses. Nevertheless, this business is written, in part, because of the large amounts of policyholder funds generated for investment, the economic benefit of which is reflected through investment results. No contracts of significance have been written in recent years.

Periodic payment annuity

BHLN writes periodic payment annuity insurance policies and reinsures annuity-like obligations. Under these policies, BHLN receives upfront consideration and agrees in the future to make periodic payments that often extend for decades. These policies generally relate to the settlement of underlying personal injury or workers’ compensation claims of other insurers, known as structured settlements. Consistent with retroactive reinsurance contracts, time-value-of-money is an important factor in establishing annuity premiums and ultimate payments are expected to exceed premiums received, producing underwriting losses. BHLN has not written any new policies since 2022.

Investments of insurance businesses—Berkshire’s insurance subsidiaries hold significant levels of invested assets. Investments include a very large portfolio of publicly traded equity securities, which are unusually concentrated in relatively few companies, as well as in short-term investments and fixed maturity securities. Generally, there are no target allocations by investment type or attempts to match investment asset and insurance liability durations. However, investment portfolios have historically included a much greater proportion of equity securities than is customary in the insurance industry.

Invested assets derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance businesses (“float”). Float represents the approximate net policyholder funds generated through underwriting activities that are held for investment. The major components of float are unpaid losses and loss adjustment expenses, life, annuity and health benefit insurance liabilities (excluding the effects of discount rate changes that are recorded in accumulated other comprehensive income), unearned insurance premiums and other insurance policyholder liabilities less premium and reinsurance receivables, deferred policy acquisition costs and deferred charges on assumed retroactive reinsurance contracts. On a consolidated basis, float has increased from approximately $138 billion at the end of 2020 to approximately $176 billion at the end of 2025. The cost of float can be measured as the net pre-tax underwriting earnings (or loss) as a percentage of the average float balance.

Burlington Northern Santa Fe

Burlington Northern Santa Fe, LLC (“BNSF”) is based in Fort Worth, Texas, and through BNSF Railway Company (“BNSF Railway”) operates one of the largest freight rail transportation systems in North America. BNSF Railway had approximately 35,000 employees at the end of 2025, of whom approximately 30,000 were members of a labor union.

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

BNSF Railway’s primary routes, including trackage rights, allow it to access major cities and certain ports in the western and southern U.S., as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF Railway has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and its customers. Freight revenues are classified into the following categories: consumer products, industrial products, agricultural and energy products and coal. The volumes shipped and rates charged are affected by competition from other freight carriers within the transportation industry, and changes in the underlying supply and demand for such products.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the Western region of the U.S. is Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Berkshire Hathaway Energy

Berkshire Hathaway Energy Company (“BHE”) is a holding company headquartered in Iowa with investments in a diversified portfolio of locally managed and operated businesses, principally within the energy industry. BHE’s domestic regulated energy interests are comprised of four regulated U.S. utility companies (collectively, “U.S. utilities”) serving approximately 5.4 million retail customers and five U.S. interstate natural gas pipeline companies with approximately 20,900 miles of operated pipeline having a design capacity of approximately 21.6 billion cubic feet of natural gas per day. Other energy businesses include electric transmission and distribution operations in Great Britain and Canada, a diversified portfolio of mostly renewable independent power projects and investments, and a 75% interest in a liquefied natural gas export, import and storage facility. BHE also has an investment in a residential real estate brokerage firm in the U.S. and is a franchisor to a large network of residential real estate brokerages in the U.S. BHE employs approximately 24,000 people in connection with its various operations.

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

Nevada Power serves retail electric customers in southern Nevada and Sierra Pacific serves retail electric and natural gas customers in northern Nevada. The combined Nevada Power/Sierra Pacific service territory economy includes retail customers in the gaming, mining, recreation, warehousing, manufacturing and governmental service centers sectors. These utilities also buy and sell electricity on a wholesale basis.

As vertically integrated utilities, BHE’s U.S. utilities collectively own approximately 32,400 net megawatts of generation capacity in operation and under construction. The U.S. utilities’ business is subject to seasonal variations principally related to the use of electricity for air conditioning and natural gas for heating. Typically, regulated electric revenues are higher in the summer months, while regulated natural gas revenues are higher in the winter months.

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

Northern Natural, based in Nebraska, operates the largest interstate natural gas pipeline system in the U.S., as measured by pipeline miles, reaching from west Texas to Michigan’s Upper Peninsula. Northern Natural’s pipeline system consists of approximately 14,100 miles of natural gas pipelines. Northern Natural’s extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to supplies from multiple major supply basins and provides transportation services to utilities and numerous other customers. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s pipeline system experiences significant seasonal swings in demand and revenue, with the highest demand typically occurring during the months of November through March.

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

Other energy businesses include Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc, which own a substantial electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. These distribution companies primarily charge supply companies regulated tariffs for the use of their distribution systems and serve about 4.0 million electricity end-users. AltaLink L.P. (“AltaLink”) is a regulated electric transmission-only utility company headquartered in Calgary, Alberta. AltaLink’s high voltage transmission lines and related facilities transmit electricity from generating facilities to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory. AltaLink serves approximately 85% of Alberta’s population. BHE and its subsidiaries, also own interests in independent power projects having approximately 6,400 net megawatts of generation capacity that are in service and under construction in California, Texas, Illinois, Nebraska, Montana, New York, Arizona, West Virginia, Minnesota, Kansas, Iowa, Hawaii, Australia and Canada. These independent power projects sell power generated primarily from wind, solar, geothermal and hydro sources under long-term contracts. Additionally, BHE subsidiaries have invested approximately $7.1 billion in wind projects sponsored by third parties, commonly referred to as tax equity investments.

Regulatory matters

The U.S. utilities are subject to comprehensive regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; construction and operation of hydroelectric facilities; and other matters. The FERC also has the enforcement authority to assess civil penalties for violation of rules, regulations and orders issued under the Federal Power Act. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to its 25% ownership of the Quad Cities Nuclear Station.

With certain limited exceptions, the U.S. utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. In some jurisdictions, certain classes of customers may choose to purchase all or a portion of their energy from alternative energy suppliers, and in some jurisdictions, retail customers can generate all or a portion of their own energy. Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility the opportunity to recover what each state regulatory commission deems to be the utility’s reasonable costs of providing services, including the opportunity to earn a fair and reasonable return on its investments based on its cost of debt and equity. The retail electric rates of U.S. utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services; however, rates are available for transmission-only and distribution-only services.

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

The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving air quality and controlling sources of air emissions. The implementation of these laws and regulations may impact the operation of BHE’s generating facilities, including requiring reductions in emissions at those facilities to comply with the requirements. In addition, the potential adoption of state or federal clean energy standards, which include low-carbon, non-carbon and renewable electricity generating resources, may also impact electricity generators and natural gas providers.

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius and reaching a global peak of GHG emissions as soon as possible to achieve climate neutrality by mid-century; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will be more aggressive in reducing GHG emissions. The Paris Agreement formally became effective on November 4, 2016; however, the U.S. completed its withdrawal from the Paris Agreement in November 2020. The U.S. accepted the terms of the Paris Agreement following the inauguration of President Biden on January 20, 2021, and completed its reentry on February 19, 2021. Following President Trump’s inauguration on January 20, 2025, the U.S. announced its second departure from the Paris Agreement, which was finalized in January 2026.

In July 2025, the EPA proposed a rule that would repeal the EPA’s 2009 Endangerment Finding, a determination that greenhouse gas emissions qualify as air pollution that endangers human health or the environment. The EPA finalized the Endangerment Finding Rescission on February 11, 2026. The EPA said that Section 202(a) of the Clean Air Act does not allow the agency to enact emissions regulations for vehicles in a way that addresses climate change, so there is no legal basis to issue the endangerment finding and any resulting regulations. The EPA further argues that the Clean Air Act was never intended to allow for regulation of greenhouse gases because climate change is a global phenomenon. The final rule is expected to be challenged in the U.S. Court of Appeals for the District of Columbia Circuit and ultimately appealed to the U.S. Supreme Court for final adjudication. The legal process could take several years. The EPA has indicated it intends to address greenhouse gas rules for individual industry sectors in separate and subsequent actions.

In April 2024, the EPA finalized new rules addressing GHG emissions for the power sector. The requirements are scheduled to take effect January 1, 2030. New natural gas-fueled combustion turbines are expected to utilize lower-emitting fuels and operate as highly efficient generation. Additionally, new baseload combustion turbines exceeding a 40% annual capacity factor must meet an emission limit equivalent to operating with carbon capture and sequestration beginning January 1, 2032. The EPA also identified carbon capture and sequestration as the technology basis for the emissions standards for coal units. Coal-fueled units that will operate after December 31, 2038, must meet emission limits equivalent to operating with carbon capture and sequestration beginning January 1, 2032. Other units are anticipated to co-fire with natural gas and retire prior to January 1, 2039, or convert to natural gas operations and meet emission limits corresponding to capacity factors. The EPA deferred action on standards for existing natural gas-fueled combustion turbines. In June 2025, the EPA proposed to rescind the 2024 rules, reflecting a change in federal policy. The proposed rescission is expected to be finalized in the spring of 2026, at which time BHE and its energy subsidiaries will be able to ascertain remaining requirements.

In November 2021, the EPA proposed rules that would reduce methane emissions from both new and existing sources in the oil and natural gas industry. The proposals would expand and strengthen emission reduction requirements for new, modified and reconstructed oil and natural gas sources and would require states to reduce methane emissions from existing sources nationwide. The EPA issued a supplemental proposal in November 2022 to further strengthen emission requirements. The rule was finalized in December 2023. Affected sources may have up to five years from the rule’s effective date to comply with requirements identified in state implementation plans. The rule has been challenged in the D.C. Circuit Court of Appeals. In July 2025, the EPA extended several compliance deadlines in the methane rule while it reconsiders the substantive requirements of the rule.

BHE and its energy subsidiaries continue to focus on delivering reliable, affordable, safe and clean energy to its customers and on actions to mitigate its GHG emissions. BHE’s primary source of GHG emissions is the generation of electricity from its power plants that are fueled by coal or natural gas. In managing its electricity generation, BHE’s subsidiaries work with their regulators to protect the energy and economic needs of customers by considering costs, reliability and sources of electric generation. Over the years, BHE has invested heavily in owned renewable generation and storage, with cumulative investments of $38.0 billion through December 31, 2025. Additionally, BHE has ceased coal operations at 22 generation units. As a result, as of December 31, 2025, BHE has reduced its annual GHG emissions by 30% as compared to 2005 levels. To the extent it is beneficial for customers and consistent with regulatory provisions, BHE plans to continue investing in renewable and other low-carbon generation and storage in the future and to cease coal operations at additional coal generation units in a reliable and cost-effective manner.

Non-Energy businesses

HomeServices of America, Inc. (“HomeServices”) is a residential real estate brokerage firm in the U.S. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking, title and closing services, insurance, home warranties, relocation services and other home-related services. It operates under 46 brand names with nearly 35,000 real estate agents in over 770 brokerage offices in 35 states and the District of Columbia.

HomeServices’ franchise network includes over 250 franchisees and nearly 1,400 brokerage offices with approximately 39,700 third-party real estate agents under two brand names. In exchange for franchise fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

HomeServices’ principal sources of revenue are dependent on residential real estate transaction volumes, which are normally higher in the second and third quarters of each year. This business is highly competitive and subject to general real estate market conditions.

Manufacturing Businesses

Berkshire’s numerous and diverse manufacturing subsidiaries are grouped into three categories: (1) industrial products, (2) building products and (3) consumer products. Berkshire’s industrial products businesses manufacture and distribute components for aerospace and power generation applications, specialty chemicals, metal cutting tools and a variety of other products primarily for industrial use. The building products group produces prefabricated and site-built residential homes, flooring products, insulation, roofing and engineered products, building and engineered components, paint and coatings and bricks and masonry products. The consumer products group manufactures and/or distributes recreational vehicles, batteries, apparel, footwear and other products. Information concerning the major activities of these three groups follows. Berkshire’s manufacturing businesses employed approximately 175,600 people at the end of 2025.

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

Long-term industry forecasts continue to show growth and strong demand for air travel and aerospace products. Continued growth in revenues and earnings will be predicated on PCC’s and the aerospace industry’s ability to successfully increase production levels to match the demand in aerospace products.

PCC is subject to substantial competition in each of its markets. Components and similar products may be produced by competitors, who use either the same types of manufacturing processes as PCC or other processes. Although PCC believes its manufacturing processes, technology and experience provide its customers with advantages, such as high quality, competitive prices and physical properties that often meet more stringent demands, alternative forms of manufacturing can be used to produce many of the same components and products. Nevertheless, PCC is a leading supplier in most of its principal markets. Several factors, including long-standing customer relationships, technical expertise, state-of-the-art facilities and dedicated employees, aid PCC in maintaining competitive advantages.

Several raw materials used in PCC products, including certain metals such as nickel, titanium, cobalt, tantalum, hafnium, vanadium, rhenium and molybdenum, are found in only a few parts of the world. These metals are required for the alloys used in manufactured products. The availability and costs of these metals may be influenced by private or governmental cartels, changes in world politics, labor relations between the metal producers and their workforces and inflation. Future shortages or price fluctuations in raw materials could have a material adverse effect on results.

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

Lubrizol operates its business on a global basis through more than 100 offices, laboratories, production facilities and warehouses on six continents, the most significant of which are North America, Europe, Asia and South America. Lubrizol markets its products worldwide through direct sales, sales agents and distributors. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies. Some of Lubrizol’s largest customers also may be suppliers, although no single customer represented more than 10% of Lubrizol’s consolidated revenues in 2025. In recent years, supply chain disruptions arising from various sources and severe weather affected the availability of raw materials and fulfillment of customer orders and otherwise disrupted Lubrizol’s operations.

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

IMC International Metalworking Companies

IMC International Metalworking Companies and its subsidiaries (“IMC”) is one of the three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets. IMC’s primary brand names include ISCAR®, TaeguTec®, Ingersoll®, Tungaloy® and NTK®. Other IMC brand names include, among others, Unitac®, UOP, It.te.di, Qutiltec, Tool—Flo®, PCT®, IMCO®, BSW®, RKS®, Supermill® and Neoboss. IMC’s primary manufacturing facilities are in Israel, the U.S., South Korea, Japan, Germany, Italy, Switzerland, India, China, Mexico and Hungary.

IMC has six primary product lines: milling tools, parting and grooving tools, turning/thread tools, hole making tools, round tools and tooling. These main product lines are split between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise a major portion of IMC’s sales and earnings. Metal cutting inserts are used by industrial manufacturers to cut metals and are consumed during their use in cutting applications. Steel tool holders are used to hold the insert against the cutting piece. IMC manufactures hundreds of types of highly engineered inserts within each product line that are tailored to maximize productivity and meet the technical requirements of customers. IMC’s staff of scientists and engineers continuously develop and innovate products that address end-user needs and requirements.

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

IMC competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufacturers of specialized products for niche applications and markets to larger, global multinational businesses (such as Sandvik and Kennametal, Inc.) with a wide assortment of products and extensive distribution networks. Other manufacturing companies such as Kyocera, Mitsubishi, Sumitomo, Ceratizit, OSG, Guhring, Mapal and YG-1 also play a significant role in the cutting tool market.

Cemented tungsten carbide powder is the main raw material used in manufacturing cutting tools. Most of IMC’s insert products are made from tungsten. While supplies, including alternative sources, are currently adequate, significant disruptions or constraints in production processing facilities, or other global supply chain restrictions, could cause reduced availability and increased prices.

IMC is committed to following and complying with all government and environmental rules, regulations and requirements and applicable laws. IMC considers environmental preservation and pollution prevention as important factors in all operations and activities. IMC production facilities are built with the highest standards and follow all applicable regulations.

Marmon

Marmon Holdings, Inc. (“Marmon”), headquartered in Chicago, Illinois, is a global industrial organization comprising eleven diverse business groups and more than 120 autonomous manufacturing and service businesses. Marmon’s manufacturing and service operations are conducted at approximately 630 manufacturing, distribution and service facilities located primarily in the U.S., as well as 19 other countries worldwide. Marmon’s business groups are as follows.

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

The Water Technologies group manufactures water treatment equipment for residential, commercial and industrial applications worldwide. Operations are based primarily in the U.S., Canada, China, Singapore, India and Poland with business centers located in Belgium, France, Germany and Italy.

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

The Retail Solutions group provides retailer design services; in-store digital merchandising, dispensing and display fixtures; and shopping, material handling and security carts. Operations are conducted in the U.S., the U.K. and the Czech Republic.

The Metal Services group provides specialty metal pipe, tubing, tooling and related value-added distribution services to customers across a broad range of industries including aerospace, construction and agricultural. Operations are conducted in the U.S., India, Poland, Singapore, Spain, the U.K., the Netherlands, Canada and Mexico.

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

The Industrial Products group supplies construction fasteners; masonry and stone anchoring systems used in commercial construction; two component polymer products for anchoring, bonding and repair applications, gloves and other protective wear; gear drives, gearboxes, fan and pump drives for various markets; wind machines for agricultural use; wheels, axles and gears for rail, mining and other applications; lighting products for industrial and mining; equipment for the manufacture and assembly of lead acid batteries; the manufacturing and installation of after life service products; assembly of air compressor systems used within the medical and industrial markets; manufacturing and assembly of various awning solutions for use in residential and motor homes; development and licensing of educational software and literature; and financial service offerings across multiple verticals. Operations are primarily based in the U.S., the U.K., Canada and China.

The Rail & Leasing group manufactures, leases and maintains railcars; leases intermodal tank containers; manufactures mobile railcar movers; provides in-plant rail switching and loading services; and performs track construction and maintenance.

Union Tank Car Company (“UTLX”) is the largest component of the Rail & Leasing group and is a leading designer, builder and full-service lessor of railroad tank cars and other specialized railcars. Together, with its Canadian affiliate Procor, UTLX owns a fleet of approximately 118,000 railcars for lease to customers in chemical, petrochemical, energy and agricultural/food industries. UTLX manufactures tank cars in the U.S. and performs railcar maintenance services at more than 100 locations across North America.

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

Intermodal tank containers are leased through EXSIF Worldwide (“EXSIF”). EXSIF is a leading international lessor of intermodal tank containers with a fleet of approximately 76,000 units, primarily serving chemical producers and logistics operators.

The Crane Services group is a provider of mobile cranes and operators in North America and Australia with a combined fleet of approximately 1,000 cranes, primarily serving the energy, mining, petrochemical and infrastructure markets. Cranes are leased on a fully operated and maintained service basis or on an equipment-only basis. The Crane Services group is subject to customer seasonality, with concentration of volume typically in the warmer months.

The Medical group develops, manufactures and sells a wide range of innovative medical devices in the extremities fixation, craniomaxillofacial surgery, neurosurgery, aesthetics and cardiac rehabilitation markets. The group’s leading-edge medical technology and products are used globally to help improve patient care and outcomes. Operations are based in the U.S., Europe, Australia and China and business is conducted primarily in North and South America, Europe, Asia and Australia.

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

LiquidPower Specialty Products Inc. (“LSPI”), headquartered in Houston, Texas, is a global leader in the science of drag reduction application (“DRA”) technology by maximizing the flow potential of pipelines, increasing operational flexibility and throughput capacity, and efficiencies for customers. LSPI develops innovative flow improver solutions with customers in 27 countries on five continents, treating over 50 million barrels of hydrocarbon liquids per day. LSPI’s DRA offering is part of a comprehensive, full-service solution that encompasses industry-leading technology, quality manufacturing, technical support and consulting, a reliable supply chain, injection equipment and field service. LSPI is subject to foreign, federal, state and local laws to protect the environment and limit manufacturing waste and emissions.

W&W|AFCO Steel (“W&W|AFCO”) is a leading structural steel fabricator and steel construction business in North America. W&W|AFCO operates 19 steel fabrication plants located across the U.S. W&W|AFCO’s projects include semiconductor plants, stadiums, high-rise buildings, bridges, mining facilities, aircraft hangars, military projects, automotive assembly plants, as well as international projects. W&W|AFCO’s multiyear backlog of projects at the end of 2025 was substantial. W&W|AFCO was acquired in connection with the Alleghany acquisition in October 2022, and its headquarters are in Oklahoma City, Oklahoma.

Berkshire acquired Bell Laboratories, LLC (“Bell Laboratories”) on July 31, 2025. Bell Laboratories produces high quality rodenticides and other rodent control products for commercial, agricultural and retail markets and is headquartered in Windsor, Wisconsin.

OxyChem

Berkshire completed the acquisition of Occidental Petroleum Corporation’s chemicals business (“OxyChem”) on January 2, 2026, pursuant to a definitive agreement as of October 1, 2025. Pursuant to the agreement, Occidental retained OxyChem’s legacy environmental liabilities. See Note 2 to the accompanying Consolidated Financial Statements. OxyChem is a leading producer of basic chemicals that support critical applications in water treatment, pharmaceuticals, healthcare, manufacturing, automotive, personal hygiene and construction and other industries. OxyChem is headquartered in Dallas, Texas and operates 21 manufacturing plants in the U.S. in ten states and two international sites in Canada and Chile. OxyChem has approximately 4,000 employees and contractors.

OxyChem is a top three North American manufacturer of polyvinyl chloride (PVC), chlor-alkali products and chlorinated organic chemicals. OxyChem concentrates on the chlorovinyl chain, beginning with the co-production of caustic soda and chlorine, which are marketed to external customers. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem is subject to federal, state, local and foreign government regulations, including environmental and worker safety regulations, and invests significant resources to ensure the safety of employees and the communities in which it operates and to maintain full compliance with environmental and governmental regulations.

OxyChem’s primary feedstocks are ethylene, ethane, natural gas and salt, which are generally obtainable from several sources and suppliers. Materials that OxyChem chooses to purchase from a single source are typically subject to long-term supply contracts to ensure reliability.

OxyChem operates through five international sales offices and markets its products worldwide through direct sales, sales agents and distributors. OxyChem’s primary customers consist of leading chemical manufacturers, several of which are connected to OxyChem manufacturing sites via pipelines.

Building products

Clayton

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated housing company offering off-site (factory) and site-built homes, including modular, manufactured, CrossMod™, town homes and tiny homes. In 2025, Clayton shipped approximately 49,400 off-site built homes, over 83% of which were built to the Department of Energy’s Zero Energy Ready Home program requirements, as well as approximately 10,000 site-built homes. Clayton also offers home financing and other financial services and competes on price, service, location and delivery capabilities.

All Clayton Built® off-site built homes are designed, engineered and assembled in the U.S. At the end of December 2025, off-site backlog was approximately $285 million. Clayton constructs its off-site homes with components like windows, interior doors and cabinets manufactured by its supply division. Clayton sells off-site built homes through independent and company-owned home centers, realtors and subdivision channels. Clayton considers its ability to offer financing to retail purchasers a factor affecting the marketplace acceptance of its off-site built homes. Clayton’s financing programs utilize proprietary loan underwriting guidelines to evaluate loan applicants.

Clayton’s site-built division, Clayton Properties Group (“CPG”), includes nine builders across 17 states with approximately 300 subdivisions, supplementing the portfolio of housing products offered to customers. CPG owned and controlled approximately 67,300 homesites, with a home order backlog of approximately $1.2 billion at the end of December 2025.

Access to key housing inputs, including lumber, oriented strand board, steel and resin products, was adequate in 2025. Historically, the availability and pricing of these and other inputs has been volatile. Clayton’s home building business is impacted by changes in U.S. home mortgage interest rates and the supply of pre-existing homes for sale, which affect home affordability.

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

Shaw also operates Shaw Sports Turf, Shawgrass and Southwest Greens International, LLC, which provide synthetic sports turf, golf greens and landscape turf products. Shaw’s Watershed Geosynthetics subsidiary sells innovative and patented environmental solutions for utility, waste management, erosion control and mining industries and provides patented renewable energy solutions.

Shaw products are sold wholesale to over 42,000 retailers, distributors and commercial users throughout the world. Shaw’s wholesale products are marketed domestically by over 1,700 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s distribution facilities, including seven carpet, nine hard surfaces, one sample full-service and three sample satellite facilities and 29 redistribution centers, enable it to provide prompt and efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester, as well as recycled materials. During 2025, Shaw processed approximately 92% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials is adequate, but costs are impacted by petro-chemical and natural gas price changes. A significant portion of Shaw’s soft-flooring raw materials derive from recycled sources. Raw material cost changes are periodically factored into selling prices to customers.

The soft floor covering industry is highly competitive with only a handful of major competitors domestically. There are numerous manufacturers, domestically and internationally, that are engaged in the hard surfaces flooring sector. According to industry estimates published in 2025 for 2024, carpet and rugs account for approximately 44% of the total U.S. consumption of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

Johns Manville

Johns Manville Corporation (“JM”), based in Denver, Colorado, is a leading manufacturer and marketer of premium-quality products for building insulation, mechanical and industrial insulation, commercial roofing and roof insulation, as well as reinforcement fiberglass and technical nonwovens. JM serves markets that include residential and nonresidential buildings, automotive and transportation, air handling, appliance, HVAC, pipe and equipment, air and liquid filtration, waterproofing, flooring, interiors, aerospace and wind energy. Fiberglass is the basic material in many of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers.

JM regards its patents and licenses as valuable; however, it does not consider any of its businesses to be materially dependent on any single patent or license. JM operates over 40 manufacturing facilities in North America and Europe and conducts research and development at its technical center in Littleton, Colorado and at other facilities in the U.S. and Europe.

Fiberglass is made from earthen raw materials and recycled glass. JM’s products also contain materials other than fiberglass, including chemical agents to bind many of its glass fibers and various chemical-based and petrochemical-based materials used in roofing and other specialized products. JM uses recycled material when available and suitable to satisfy the broader needs of its customers. The raw materials used in these various products are generally readily available in sufficient quantities from various sources to maintain and expand current production levels, although the availability of recycled glass can fluctuate.

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

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM operates in highly competitive markets. Competitors are primarily large U.S. and internationally-based manufacturers, as well as smaller regional manufacturers. JM holds leadership positions in the key markets that it serves. JM’s products compete primarily on value, differentiation and customization, breadth of product line, quality and service. Sales of JM’s products are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year.

MiTek

MiTek Industries, Inc. (“MiTek”), based in Chesterfield, Missouri, operates in two separate building markets: residential and commercial. MiTek operates worldwide with sales in over 60 countries and with manufacturing facilities and/or sales/engineering offices located in 15 countries.

In the residential building market, MiTek is a leading supplier of engineered connector products, construction hardware, engineering software and services, and computer-driven manufacturing machinery to the truss component market of the building components industry. MiTek’s primary customers are component manufacturers, who manufacture prefabricated roof and floor trusses and wall panels for the residential building market. MiTek also sells construction hardware to commercial distributors and retail stores for do-it-yourself customers.

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

Benjamin Moore coatings are available through more than 8,000 independently owned and operated paint, decorating and hardware retailers, including approximately 4,000 Ace Hardware (“Ace”) stores, throughout the U.S. and Canada, as well as 66 other countries. Benjamin Moore is the preferred paint supplier for Ace stores through an agreement which permits Ace stores to carry specified Benjamin Moore products. Additionally, Benjamin Moore manufactures Clark+Kensington® and Royal® brands, as well as the balance of Ace’s private label paint brands.

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

Consumer products

Recreational vehicles

Forest River, Inc. (“Forest River”), headquartered in Elkhart, Indiana, manufactures recreational vehicles (“RV”), utility cargo trailers, commercial trucks, buses and pontoon boats, which are sold in the U.S. and Canada through an independent dealer network. Forest River has numerous manufacturing facilities located in seven states and is a leading manufacturer of RVs with numerous brand names, including Forest River, Coachmen RV, Cherokee, Rockwood, Salem, Wildwood, Surveyor, Sunseeker, Entrada, Forester and Georgetown. Utility cargo trailers are sold under a variety of brand names. Commercial trucks are sold under the Rockport brand name. Buses are sold under several brand names, including Starcraft Bus. Pontoon boats are sold under the Berkshire, South Bay, Trifecta and Dockside brand names.

The RV industry is highly competitive. Competition is based primarily on price, design, quality and service. The industry has consolidated over the past several years and is concentrated in a few companies, the largest of which had a market share of approximately 39% based on industry data as of December 2025. Forest River held a market share of approximately 36% at that time. Forest River is subject to regulations of the National Traffic and Motor Vehicle Safety Act, the safety standards for recreational vehicles established by the U.S. Department of Transportation and similar laws and regulations issued by the Canadian government. Forest River is a member of the Recreational Vehicle Industry Association, a voluntary association of RV manufacturers which promotes safety standards for RVs. Forest River believes its products comply in all material respects with the standards that govern their products.

Apparel and footwear

Fruit of the Loom, Inc. (“FOL”), headquartered in Bowling Green, Kentucky, manufactures and distributes basic apparel, underwear, outerwear, athletic apparel and sports equipment. Products under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise, mid-tier chains and wholesale markets. In the Vanity Fair Brands product line, Vassarette®, Curvation® and Radiant by Vanity Fair® are sold in the mass merchandise market, while other Vanity Fair® products are sold to mid-tier chains and department stores. FOL also markets and sells athletic apparel and sports equipment to team dealers and to sporting goods retailers under the Russell Athletic® and Spalding® brands.

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

U.S.-grown cotton fiber and manufactured polyester fiber are the main raw materials used in manufacturing FOL’s products. Currently, supplies are adequate. If relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production can be adversely affected, which can result in a corresponding adverse effect on results of operations. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon product features, quality, customer service and price.

Garan Incorporated (“Garan”), headquartered in New York, New York, designs, manufactures, imports and distributes children’s apparel, including products for boys, girls, toddlers and infants. Garan markets its products under its own trademarks, including GARANIMALS®, 365 Kids from Garanimals® and easy-peasy®, as well as customer private-label brands and licensed trademarks, and sells to a diversified group of retailers as well as through its direct-to-consumer channel. Garan operates through subsidiaries located in the U.S., Central America and Asia, with substantially all products distributed through its U.S.-based distribution centers. Fechheimer Brothers Company (“Fechheimers”) manufactures and distributes uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimers is based in Cincinnati, Ohio.

Through its subsidiaries, BH Shoe Holdings, Inc. manufactures, imports and distributes work, rugged outdoor and casual shoes and western-style footwear under several brand names, including Justin®, BØRN®, Carolina®, Söfft® and Double-H Boots®, as well as under several other brand names. Brooks Sports, Inc., headquartered in Seattle, Washington, markets and sells high-performance running footwear and apparel to specialty and national retailers and directly to consumers under the Brooks® brand. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources located outside the U.S. Products are sold worldwide through a variety of channels including department stores, footwear chains, specialty stores, catalogs and e-commerce, as well as through company-owned retail stores.

Other consumer products

The Duracell Company (“Duracell”), headquartered in Chicago, Illinois, is a leading manufacturer of high-performance alkaline and lithium coin batteries. Duracell manufactures batteries primarily in the U.S., as well as in Europe and China and provides a network of worldwide sales and distribution centers. Duracell sells its products to a diverse group of retailers and distributors across the globe. There are several competitors in the battery manufacturing market. Duracell estimates that it had a 32% market share of the global alkaline battery market in 2025. The availability of raw materials, which are primarily steel, zinc, manganese and nickel-based chemistries, is currently sufficient.

The consumer products group also includes Jazwares, LLC, (“Jazwares”), acquired in October 2022 in connection with Alleghany. Jazwares, headquartered in Plantation, Florida, is a leading global toy and consumer products manufacturer with a robust portfolio of owned and licensed brands, such as Squishmallows™, BLDR™, Pokémon™, Hello Kitty™, Star Wars™, Disney™, BumBumz™ Stranger Things™ and Five Nights at Freddy’s™. In addition to toys and plush, offerings also include virtual games, costumes, pet products and housewares. Jazwares sells its products in more than 100 countries.

Richline Group, Inc., headquartered in New York, New York, operates four strategic business units: Richline Jewelry, LeachGarner, Rio Grande and Inverness. Each business unit is a manufacturer and/or distributor of precious metal, non-precious metal, diamond and gem products to specific target markets, including large jewelry chains, department stores, shopping networks, mass merchandisers, e-commerce retailers and artisans as well as certain global manufacturers and wholesalers in the medical, electronics and aerospace industries. Albecca Inc., headquartered in Suwanee, Georgia, operates in the U.S., Canada and several other countries, primarily under the Larson-Juhl® name (“Larson-Juhl”). Larson-Juhl designs and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass and framing supplies. Complementary to its framing products, Larson Juhl offers art printing and fulfillment services.

Service and Retailing Businesses

Service businesses

Berkshire’s service businesses provide shared aircraft ownership programs and professional aviation training programs (“aviation services”), and distribution of electronic components. Additionally, service businesses include franchising and servicing of quick service restaurants, media businesses (television and information distribution), as well as logistics services businesses. Berkshire’s service businesses, excluding McLane, employed approximately 31,200 people at the end of 2025. Information regarding each of these operations follows.

NetJets

NetJets is the leader in private aviation services and operates a large, diverse private aircraft fleet and offers a full range of personalized private aviation solutions to meet and exceed the high standards of its customers. NetJets’ global headquarters are in Columbus, Ohio and its European operations are based in Lisbon, Portugal. The shared ownership concept is designed to meet the travel needs of customers who require the scale, flexibility and access of a large fleet of aircraft as opposed to reliance on whole aircraft ownership. In addition, shared ownership programs are available for corporate flight departments seeking to outsource their general aviation needs or add capacity for peak periods and for others that previously chartered aircraft.

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

NetJets is subject to the rules and regulations of the U.S. Federal Aviation Administration (“FAA”), the Portuguese Civil Aviation Authority and the European Union Aviation Safety Agency. Regulations address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling, as well as security issues and other matters. NetJets maintains comprehensive training and development programs in compliance with regulatory requirements for pilots, flight attendants, maintenance mechanics and other flight operations specialists, many of whom are represented by unions.

FlightSafety

FlightSafety is an industry leading provider of professional aviation training services and flight simulation products. FlightSafety and FlightSafety Textron Aviation Training, a joint venture with Textron, provide high technology training to pilots, aircraft maintenance technicians, flight attendants and dispatchers who operate and support a wide variety of business, commercial and military aircraft. The training is provided using a large fleet of advanced full flight simulators at learning centers and training locations in the U.S., Australia, Brazil, Canada, France, Japan, Norway, Singapore, South Africa and the U.K. Compliance with applicable environmental regulations is an inherent requirement to operate the facilities. The vast majority of the instructors, training programs and flight simulators are qualified by the FAA and other aviation regulatory agencies around the world.

FlightSafety, based in Columbus, Ohio, is also a leader in the design and manufacturing of full flight simulators, visual systems, displays and other advanced technology training devices. This equipment is used to support FlightSafety training programs and is offered for sale to airlines and governments around the world. Manufacturing facilities are in Oklahoma and Illinois. FlightSafety strives to maintain and manufacture simulators and develop courseware using state-of-the-art technology, incorporating critical safety standards and procedures. FlightSafety invests in research and development, further advancing the delivery of new equipment and training programs.

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

TTI services a variety of industries including telecommunications, medical devices, computers and office equipment, military/aerospace, automotive and industrial electronics. TTI’s core businesses serve customers in the design through production stages in the electronic component supply chain, which supports high-volume customers. Its Mouser subsidiary supports a broader base of customers with lower volume purchases through internet-based marketing, and its XTG division services customers with specialty semiconductors and design services.

McLane

McLane Company, Inc. (“McLane”) provides wholesale distribution services in all 50 states to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. McLane’s major customers during 2025 included Walmart (approximately 17.2% of revenues); 7-Eleven (approximately 13.3% of revenues); and Yum! Brands (approximately 13.3% of revenues). McLane’s business model is based on a high volume of sales, rapid inventory turnover and stringent expense controls. Operations are divided into three business units: retail distribution, restaurant distribution and beverage distribution.

McLane’s retail distribution unit, based in Temple, Texas, is a leader within the convenience store market, serving many national convenience store chains and major oil company retail outlets. Retail operations provide products to approximately 43,100 retail locations nationwide. McLane’s retail distribution unit operates 27 distribution facilities in 20 states.

McLane’s restaurant distribution unit, based in Carrollton, Texas, focuses on serving the quick service and casual dining restaurant industry with high quality, timely-delivered products. Operations are conducted through 46 facilities in 22 states. The restaurant distribution unit services approximately 35,300 restaurants nationwide.

Through its subsidiaries, McLane also operates wholesale distributors of distilled spirits, wine and beer. The beverage unit operates as Empire Distributors, with operations conducted through 14 distribution centers in Georgia, North Carolina, Tennessee and Colorado. Empire Distributors services approximately 30,800 retail locations in the Southeastern U.S. and Colorado. McLane had approximately 24,900 employees at the end of 2025.

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

IPS-Integrated Project Services, LLC (“IPS”) was acquired in connection with the Alleghany acquisition in 2022. IPS operates globally and provides a range of professional design, qualification/validation, construction and construction/project management consulting services for manufacturing, research laboratory and support facilities within the pharmaceutical, biotech and life sciences, technology, data center, industrial, commercial and retail industries sectors. Most of IPS services are subject to strict regulatory compliance requirements that adds to the complexity of its services.

International Dairy Queen Inc. develops and services a worldwide system of approximately 7,800 franchised restaurants operating primarily under the names DQ Grill and Chill®, Dairy Queen®, DQ® and Orange Julius® that offer various dairy desserts, beverages, prepared foods and blended fruit drinks. Business Wire Inc. (“Business Wire”) transmits full-text news releases, regulatory filings, photos and other multimedia content primarily to journalists, financial professionals, investor services and regulatory authorities. Releases are distributed globally via Business Wire’s patented NX network. CORT Business Services Corporation (“CORT”) is a leading national provider of rental furniture and related services in the “rent-to-rent” segment of the furniture rental industry. CORT primarily rents furniture to individuals, businesses, government agencies and the trade show and events industry. CORT also sells new and used furniture. WPLG, Inc. is an independent television broadcasting station serving the Miami/Ft. Lauderdale market and operates WPLG-TV, local10.com, MeTV South Florida and Heroes & Icons Network in South Florida. Charter Brokerage Holdings Corp. is a leading non-asset based third party logistics provider to various industries.

Retailing businesses

Berkshire’s retailing businesses include automotive, home furnishings and several other operations that sell various consumer products and services. Berkshire’s retailing businesses, excluding Pilot, employed approximately 25,400 people at the end of 2025. Information regarding each of these operations follows.

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

Dealership operations are highly concentrated in the Arizona and Texas markets, with approximately 75% of dealership-related revenues derived from sales in these markets. BHA maintains franchise agreements with 26 different vehicle manufacturers, although it derives a significant portion of its revenue from the Toyota/Lexus, General Motors, Ford/Lincoln, Nissan/Infiniti and Honda/Acura brands. These manufacturers normally represent approximately 90% of the revenue generated by BHA’s dealerships.

The retail automotive industry is highly competitive. BHA faces competition from large public and private dealership groups and from individual franchised dealerships. Given the retail price transparency available through online platforms, and the fact that franchised dealers acquire vehicles from the manufacturers on the same terms irrespective of volume, the location and quality of the dealership facility, customer service and transaction speed are key differentiators in attracting customers.

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

Home furnishings

The home furnishings retailing businesses consist of Nebraska Furniture Mart Inc. (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture Company (“Star”) and Jordan’s Furniture, Inc. (“Jordan’s”). These businesses offer a wide selection of furniture, bedding and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, floor coverings and other home furnishings, and offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume by offering significant value to their customers.

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

Pilot Travel Centers

In 2017, Berkshire acquired a 38.6% noncontrolling interest in Pilot Travel Centers LLC (“Pilot”). On January 31, 2023, Berkshire acquired an additional 41.4% interest and attained control of Pilot and began consolidating Pilot for financial reporting purposes beginning February 1, 2023. On January 16, 2024, Berkshire acquired the remaining 20% noncontrolling interest and Pilot became an indirect wholly-owned subsidiary.

Pilot operates 675 travel center and 82 fuel-only retail locations across the U.S. and in five Canadian provinces, primarily under the names Pilot or Flying J, through 663 company-owned locations, as well as through 94 locations held in unconsolidated joint ventures. Pilot and subsidiaries also conduct wholesale fuel and fuel marketing businesses in the U.S. and sell diesel fuel at over 150 locations in the U.S. and Canada through various third-party arrangements in which Pilot procures and sells diesel fuel to consumers at locations owned by the third parties. Pilot also operates a water disposal business in the oil fields sector.

Pilot sold approximately 10.9 billion gallons of fuel (primarily diesel, gasoline and diesel exhaust fluid) in 2025 through its various company-owned retail locations, third-party arrangements and wholesale businesses. The Pilot operated joint ventures also sold approximately 900 million gallons of fuel in 2025. Additionally, Pilot provides charging stations for electric vehicles at approximately 245 travel centers in connection with an agreement with General Motors to develop a nationwide electric vehicle fast charger network of up to 2,000 charging stalls in up to 500 U.S. locations. Pilot and subsidiaries had approximately 29,300 employees at the end of 2025.

Pilot’s travel centers are generally located close to an interstate highway and offer petroleum products, merchandise, food and other services and amenities to consumers, travelers and professional truck drivers. The travel center industry is concentrated among a few large operators, including Love’s Travel Stops and TravelCenters of America, although there are numerous independent operators that operate one to ten travel centers. Pilot’s top 10 customers for diesel sales accounted for approximately 10% of total diesel gallons sold in 2025, while Pilot’s top 10 fuel suppliers accounted for approximately 45% of gallons purchased in 2025.

Pilot is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for non-compliance. The retirement of certain long-lived assets (such as petroleum tanks, dispensers and disposal wells) may result in asset retirement obligations.

Other

Other retailing businesses include three jewelry companies. Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store in Omaha, Nebraska. Borsheims is a high-volume retailer of luxury jewelry, engagement rings, watches, home décor and repair services. Helzberg’s Diamond Shops, LLC (“Helzberg”) is based in North Kansas City, Missouri, and operates a chain of 161 retail jewelry stores in 34 states, which includes approximately 350,000 square feet of retail space. Helzberg’s stores are in malls, outlet malls and other retail venues, and operate under the name Helzberg Diamonds®, Helzberg Diamonds Outlet® or Helzberg®. Ben Bridge Jeweler (“Ben Bridge”), based in Seattle, Washington, operates retail jewelry stores under the Ben Bridge Jeweler and six other brand names in nine western states. The Ben Bridge Jeweler locations offer loose diamonds, finished jewelry and high-end timepieces. Ben Bridge also operates seven boutiques that sell timepieces of specific brands, including Rolex, Tudor, Grand Seiko, Omega, IWC and Breitling.

See’s Candy Shops, Incorporated (“See’s”) produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and South San Francisco and a facility in Burlingame, California. See’s operates approximately 250 retail and volume saving stores located mainly in California and other Western states, as well as approximately 100 seasonal locations. See’s revenues are highly seasonal with approximately half of its annual revenues earned in the fourth quarter.

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

Oriental Trading Company (“OTC”) is an online retailer for fun value-priced party supplies, seasonal products, arts and crafts, toys and novelties, school supplies, educational games and patient giveaways. OTC, headquartered in Omaha, Nebraska, serves a broad base of over three million customers annually, including consumers, schools, churches, medical and dental offices and other businesses. OTC offers a unique assortment of over 70,000 fun value-priced products emphasizing proprietary designs. OTC operates both direct-to-consumer and business-to-business brands including Oriental Trading®, Fun Express®, MindWare®, SmileMakers®, Morris Costumes® and HalloweenExpress.com® and utilizes a multi-channel marketing approach along with dedicated sales teams to promote online sales.

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

Additional information with respect to Berkshire’s businesses

Revenue, earnings before taxes and identifiable assets attributable to Berkshire’s reportable business segments are included in Note 26 to Berkshire’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Berkshire’s investments in fixed maturity and equity securities is included in Notes 3, 4 and 5 to Berkshire’s Consolidated Financial Statements.

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

We rely on technology in virtually all aspects of our business. Like those of many large businesses, certain of our information systems have been subject to cyber threats, including computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks. We expect continued exposure to such attacks in the future and attacks have become more sophisticated and frequent. A significant disruption or failure of our technology systems could result in service interruptions, safety failures, security events, regulatory compliance failures, an inability to protect information and assets against unauthorized users and other operational difficulties. Cyber-attacks perpetrated against our systems could result in loss of assets and critical information and expose us to remediation costs and reputation damage.

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

Cyber-attacks could further adversely affect our ability to operate our facilities, information technology and business systems or could compromise confidential company, customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets, customers or suppliers from cyber-attacks may result in business interruptions, lost revenues, higher commodity prices, disruption in fuel supplies, lower energy consumption, unstable markets, increased security, repairs and other costs, including penalties and legal proceedings, or may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets resulting from terrorism, sustained or significant cyber-attacks or war could also have a material adverse effect on our ability to raise capital. We share these risks with all businesses.

Geopolitical events could cause losses to our business and losses in the values of securities we own.

We believe risks of adverse effects from geopolitical events are rising, through armed and diplomatic conflicts involving governments in various parts of the world. Government policies and actions taken in the U.S. and elsewhere, including responses of other governments to such actions may adversely affect our operating businesses through reduced sales, increased operating costs or sanctions, restricted supply chains, physical damage to our properties and loss of life of our employees and losses in the values of the securities we own. In addition, international trade policies in the U.S. and elsewhere, including tariffs and other barriers, could negatively impact our operating results. We share these risks with all businesses.

We are dependent on a few key people for our major investment and capital allocation decisions.

In May 2025, Berkshire’s Board of Directors appointed Mr. Gregory E. Abel to succeed Mr. Warren E. Buffett as Chief Executive Officer effective January 1, 2026. Major capital allocation and investment decisions are the responsibility of Mr. Abel. Mr. Ajit Jain is Vice Chairman of Berkshire’s insurance operations. Mr. Adam Johnson is President of Berkshire’s Consumer Products, Service and Retailing operations. Mr. Jain and Mr. Johnson each report directly to Mr. Abel.

If for any reason the services of our key personnel were to become unavailable, there could be a material adverse effect on our operations. The Board continually monitors this risk. We believe that the Board’s succession plans, together with the outstanding managers running our numerous highly diversified operating units, helps to mitigate this risk.

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

We concentrate a high percentage of the equity security investments of our insurance subsidiaries in relatively small number of issuers. A significant decline in the fair values of our larger investments in equity securities may produce a material decline in our consolidated shareholders’ equity and our consolidated earnings.

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

Each of our operating businesses faces intense competition within markets in which they operate. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including technological changes, disruptive innovations and difficulties in enforcing, protecting and defending our intellectual properties, may erode or prevent the strengthening of competitive advantages. Accordingly, our future operating results will depend to some degree on our operating units successfully protecting and enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results in the future may decline.

Unfavorable general economic conditions may significantly reduce our operating earnings and impair our ability to access capital markets at a reasonable cost.

Our operating businesses are subject to normal economic cycles affecting the general economy or the specific industries in which they operate. Significant deteriorations of economic conditions, including significant inflation over prolonged time periods could produce a material adverse effect on one or more of our significant operations. In addition, our utilities and energy businesses and our railroad business regularly utilize debt as a component of their capital structures and depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the capital markets is restricted or the cost of funding increases, these operations could be adversely affected.

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

Over time, regulatory initiatives have been adopted in the United States and elsewhere for a variety of reasons, including as responses to financial markets crises, global economic recessions, and social and environmental issues. Such initiatives address, for example, the regulation of banks and other major financial institutions, the regulation of products and services and environmental and climate change matters and income tax policy. These initiatives impact each of our businesses, albeit in varying ways. Increased regulatory compliance costs could have a significant negative impact on our operating businesses, as well as on the businesses in which we have significant, but not controlling, economic interests. We cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Data privacy and artificial intelligence laws and regulations have been enacted or are under development in various jurisdictions in the U.S. and throughout the world. These regulations address numerous aspects related to the security of personal information that is stored in our information systems, networks and facilities and the use of artificial intelligence tools. Failure to comply with these increased laws and regulations could result in reputation damage and significant economic penalties.

Climate change and the regulation of greenhouse gas (“GHG”) emissions may impact our businesses.

Climate and weather-related events and the regulation of GHG emissions could impact our businesses to varying degrees. Climate-related events, including hurricanes, floods, wildfires, and other extreme weather events may increase the physical risks and impacts to our operations. An increase in the frequency or intensity of extreme weather events and storms could negatively impact the physical assets of our non-insurance operations and could produce losses affecting our businesses. Similarly, extreme weather events may produce losses affecting our insurance operations, as their primary business is to monitor, assess and price risk, including climate-related risk, at an expected economic profit to address the risk-transfer needs of their insurance customers.

Additional GHG and climate-related policies, including legislation, may emerge that influence the transition to a lower GHG-emitting economy and could, in turn, influence costs for our businesses to comply with those policies, including BNSF and BHE, which combined represent the vast majority of Berkshire’s direct emissions. The failure to comply with new or existing regulations or reinterpretation of existing regulations relating to climate change could have a significant adverse effect on our financial results.

Risks unique to our regulated businesses

Our tolerance for underwriting risk assumed in our various insurance businesses may result in significant underwriting losses.

When properly paid for the risk assumed, we have been and will continue to be willing to assume more risk from a single event than any other insurer has knowingly assumed. Accordingly, we could incur a significant loss from a single catastrophe event resulting from a natural disaster or man-made catastrophes such as terrorism or cyber-attacks. We employ various disciplined underwriting practices intended to mitigate potential losses, attempt to consider all possible correlations and avoid writing groups of policies from which pre-tax losses from a single catastrophe event might aggregate in excess of $15 billion. However, despite our efforts, it is possible that losses could manifest in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Various provisions of our policies, negotiated to limit our risk, such as limitations or exclusions from coverage, may not be enforceable in the manner we intend, as it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. Our tolerance for significant insurance losses may result in lower reported earnings in a future period.

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

As industry practices and legal, social and environmental conditions evolve, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability, increased frequency of litigation driven, in part, by the increasing trend of third-party litigation funding, and other social inflation trends such as juries awarding increasingly larger verdicts. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent and result in increased litigation costs and adverse judicial awards. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($151.8 billion at December 31, 2025), and a small percentage increase to those liabilities can result in a material reduction in reported earnings.

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

BNSF derives significant revenues from the transportation of energy-related commodities, including coal. Changes in government policies that limit, restrict or displace coal as a fuel source in generating electricity, or limit or restrict other commodities that BNSF transports, could adversely affect revenues and earnings. As a common carrier, BNSF is also required to transport toxic inhalation hazard chemicals and other hazardous materials. The release of hazardous materials could expose BNSF to significant claims, losses, penalties and environmental remediation obligations. Changes in the regulation of the rail industry could negatively impact BNSF’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on our results of operations, financial condition and/or liquidity.

The U.S. freight transportation infrastructure is integrated. BNSF’s operations may be negatively affected by service disruptions of other entities, such as ports, passenger trains, and other railroads, which interchange with BNSF Railway. A prolonged service disruption at any of these entities could have adverse consequences on BNSF. Significant consolidation or integration involving participants within the freight transportation industry, including mergers among major rail carriers, may lead to operational disruptions across the rail network and broader supply chain, which could negatively impact BNSF’s operating results, financial condition and liquidity.

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

BNSF requires significant ongoing capital investment to improve and maintain its railroad network so that transportation services can be safely and reliably provided to customers on a timely basis. BHE also requires significant capital to construct, operate and maintain generation, transmission and distribution systems to meet their customers’ needs and reliability criteria. System assets need to be operational for long periods of time to justify the financial investment. The operational or financial failure of capital projects may not be recoverable through rates that are charged to customers. Further, a significant portion of costs of capital improvements may be funded through debt. Restricted access to debt capital markets by BNSF or BHE could adversely affect the results of operations, liquidity and/or capital resources of these businesses.

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

Each Business Group’s Chief Information Security Officer (“CISO”) on at least an annual basis is to provide a report to the Business Group’s senior management, regarding the state of their cybersecurity program and its material cyber risks. These reports are also shared with Berkshire’s internal audit group to inform and enhance the overall risk management processes. In addition, each Business Group is required to maintain an incident reporting process to report significant cybersecurity events to Berkshire. Berkshire and its Business Groups engage and partner with a wide range of third parties to assess, audit, educate, implement, operate, protect, and remediate various cybersecurity related elements.

Berkshire and its Business Groups rely on third-party service providers for a variety of products and services to run their information systems. This dependence exposes Berkshire and the Business Groups, along with others who use these service providers, to the impact of a cyber-attack on their service providers. On occasion, a cyber-attack on a third-party service provider could have a significant financial, operational or reputational impact to Berkshire. Berkshire and its Business Groups continuously monitor the risks associated with its service providers.

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

Burlington Northern Santa Fe

Through BNSF Railway, BNSF operates over 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states. BNSF also operates in three Canadian provinces. BNSF owns over 23,000 route miles, including easements, and operates over 9,000 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. As of December 31, 2025, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of over 50,000 operated miles of track.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic and include approximately 27 intermodal hubs located across the system. BNSF owns or holds under non-cancelable leases exceeding one year approximately 6,700 locomotives and 70,700 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF incurs significant costs in repairing and maintaining its properties. In 2025, BNSF recorded approximately $2.4 billion in repairs and maintenance expense.

Berkshire Hathaway Energy

BHE’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of BHE’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of BHE’s electric generating facilities. Properties of BHE’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, liquefied natural gas facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each of BHE’s utility service territories. In addition to these physical assets, BHE has rights-of-way, mineral rights and water rights that enable BHE to utilize its facilities. Pursuant to separate financing agreements, the majority of BHE’s energy properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt.

BHE or its affiliates own or have interests in the following types of operating electric generating facilities at December 31, 2025:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net Owned Capacity (MW) (1)
Wind	PacifiCorp, MEC, BHE Canada, BHE Montana and BHE Renewables	Iowa, Wyoming, Texas, Montana, Nebraska, Washington, California, Illinois, Canada, Oregon and Kansas	13,642	13,642
Natural gas	PacifiCorp, MEC, NV Energy, BHE Canada and BHE Renewables	Nevada, Utah, Iowa, Wyoming, Illinois, Washington, Oregon, Texas, New York, Arizona and Canada	13,193	12,430
Coal	PacifiCorp and MEC	Iowa, Utah, Wyoming, Colorado and Montana	11,272	6,856
Solar	MEC, NV Energy, Northern Powergrid and BHE Renewables	California, Australia, Nevada, Texas, Arizona, Iowa and Minnesota	2,270	2,122
Hydroelectric	PacifiCorp, MEC and BHE Renewables	Washington, Oregon, Idaho, Utah, Hawaii, Montana, Illinois, California and Wyoming	984	984
Nuclear	MEC	Illinois	1,822	455
Geothermal	PacifiCorp and BHE Renewables	California and Utah	377	377
		Total	43,560	36,866

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

As of December 31, 2025, BHE’s subsidiaries also have electric generating facilities that are under construction in Iowa, Nevada, Montana, West Virginia and California having total Facility Net Capacity and Net Owned Capacity of 1,949 MW. BHE’s subsidiaries also have battery energy storage systems in Nevada, Montana, California, West Virginia and Oregon having total Facility Net Capacity and Net Owned Capacity in operation of 320 MW and under construction of 543 MW.

PacifiCorp, MEC and NV Energy own electric transmission and distribution systems, including approximately 28,200 miles of transmission lines and approximately 1,650 substations, and gas distribution facilities, including approximately 29,000 miles of gas mains and service lines.

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

Northern Natural’s pipeline system consists of approximately 14,100 miles of natural gas pipelines, including approximately 5,700 miles of mainline transmission pipelines and approximately 8,400 miles of branch and lateral pipelines. Northern Natural’s end-use and distribution market area includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois and its natural gas supply and delivery service area includes points in Kansas, Texas, Oklahoma and New Mexico. Storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two liquefied natural gas storage peaking units, one in Iowa and one in Minnesota.

Kern River’s system consists of approximately 1,400 miles of natural gas pipelines, which extends from the system’s point of origination in Wyoming through the Central Rocky Mountains into California.

Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) operate an electricity distribution network that includes approximately 17,000 miles of overhead lines, approximately 44,700 miles of underground cables and approximately 860 major substations. AltaLink’s electricity transmission system includes approximately 8,300 miles of transmission lines and approximately 310 substations.

Other Segments

Significant physical properties used by Berkshire’s other business segments are summarized below:

				Number of Properties
Business	Country	Locations	Property/Facility type	Owned	Leased
Insurance	U.S.		Offices and claims centers	9	79
			Offices	4	74
	Non-U.S.	Locations in 24 countries	Offices	1	63

Manufacturing	U.S.		Manufacturing facilities	501	130
			Offices/Warehouses	257	514
			Retail/Showrooms	245	220
			Housing subdivisions	283	—
	Non-U.S.	Locations in 58 countries	Manufacturing facilities	167	87
			Offices/Warehouses	122	459

Pilot	U.S.		Travel centers	514	94
			Offices/Warehouses	4	33
			Fuel mixing/Processing facilities	2	25
			Product/Rail terminals	9	3
			Cardlock/Fuel stops	—	55
			Saltwater disposal wells	138	—
			Ethanol plant	1	—

McLane	U.S.		Distribution centers/Offices	62	30

Service	U.S.		Training facilities/Hangars	11	77
			Offices/Distribution	14	130
			Production facilities	3	3
			Leasing/Showrooms/Retail	41	25
	Non-U.S.	Locations in 19 countries	Training facilities/Hangars	1	15
			Offices/Distribution	1	45

Retailing	U.S.		Offices/Warehouses	22	25
			Retail/Showrooms	145	454
	Non-U.S.	Locations in 7 countries	Retail/Offices/Warehouses	1	96

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

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers through December 31, 2025:

Name	Age	Position with Registrant	Since
Warren E. Buffett	95	Chairman of the Board of Directors and Chief Executive Officer	1970
Gregory E. Abel	63	Vice Chairman – Non-Insurance Operations	2018
Ajit Jain	74	Vice Chairman – Insurance Operations	2018
Marc D. Hamburg	76	Senior Vice-President – Chief Financial Officer	1992

Each executive officer serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until a successor is chosen and qualified or until such executive officer sooner dies, resigns, is removed or becomes disqualified. Effective January 1, 2026, Mr. Abel became Berkshire’s Chief Executive Officer. Mr. Buffett remains the Chairman of Berkshire’s Board of Directors.

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

Shareholders

Berkshire had approximately 950 record holders of its Class A common stock and 16,500 record holders of its Class B common stock at February 13, 2026. Record owners included nominees holding at least 296,000 shares of Class A common stock and 1,385,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

In 2025, Berkshire’s common stock repurchase program was amended to permit Berkshire to repurchase its Class A and Class B common stock at any time that Berkshire’s Chief Executive Officer, after consultation with the Chairman of the Board, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Prior to the amendment, the program permitted Warren Buffett, Berkshire’s Chairman of the Board of Directors and Chief Executive Officer, to repurchase Berkshire’s common stock under the same criteria. Repurchases may be in the open market or through privately negotiated transactions. No Class A or Class B shares were repurchased in the fourth quarter of 2025.

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

Stock Performance Graph

The following chart compares the value of $100 invested in Berkshire common stock on December 31, 2020 and subsequent values with a similar investment in the Standard & Poor’s 500 Stock Index and in the Standard & Poor’s Property & Casualty Insurance Index**.

Berkshire Hathaway Inc.
S&P 500 Index*
S&P 500 Property & Casualty Insurance Index*
DOLLARS
260
240
220
200
180
160
140
120
100
80
2020
2021
2022
2023
2024
2025
129
129
119
142
134
105
157
155
133
213
196
166
234
217
196

——————

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	2025	2024	2023
Insurance – underwriting	$7,258	$9,020	$5,428
Insurance – investment income	12,513	13,670	9,567
BNSF	5,476	5,031	5,087
Berkshire Hathaway Energy (“BHE”)	3,979	3,730	2,331
Manufacturing, service and retailing	13,647	13,072	13,362
Investment gains (losses)	30,737	41,558	58,873
Other-than-temporary impairment of investments in Kraft Heinz and Occidental	(8,255)	—	—
Other	1,613	2,914	1,575
Net earnings attributable to Berkshire shareholders	$66,968	$88,995	$96,223

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 26 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods by the impacts of ongoing macroeconomic and geopolitical conflicts and events, including tensions from developing international trade policies and tariffs, as well as changes in industry or company-specific factors or events. Considerable uncertainty remains as to the ultimate outcome of these events. We are currently unable to reliably predict the ultimate impact on our businesses, whether through changes in the availability of products, supply chain costs and efficiency, and customer demand for our products and services. It is reasonably possible there could be adverse consequences on our operating businesses, as well as on our investments in equity securities, which could significantly affect our future results.

Insurance underwriting generated after-tax earnings of $7.3 billion in 2025, $9.0 billion in 2024 and $5.4 billion in 2023. The comparative earnings decline in 2025 reflected lower earnings from each of our underwriting groups. Overall underwriting results over the past three years were exceptional compared to results over longer periods. However, earnings may decline in the future from the ongoing impacts of competition within the industry and rising claim cost trends. After-tax losses from significant catastrophe events were approximately $850 million in 2025, $1.2 billion in 2024 and $725 million in 2023.

After-tax earnings from insurance investment income declined $1.2 billion (8.5%) in 2025 versus 2024, reflecting lower interest income, attributable to lower interest rates, and dividend income. Insurance investment income increased $4.1 billion in 2024 compared to 2023, driven by higher interest income from short-term investments. Insurance investment income in 2025 was impacted by the effects of large capital distributions to Berkshire at the end of 2024. The income earned on investments (primarily U.S. Treasury Bills) held by Berkshire is included in “other” earnings in the preceding table.

After-tax earnings of BNSF increased 8.8% in 2025 and declined 1.1% in 2024, compared to the corresponding prior year. The increase in 2025 was primarily attributable to lower operating expenses, attributable to improved operating efficiencies, lower litigation accruals, the effect of a charge in 2024 from a labor agreement and a lower effective income tax rate. Earnings in 2024 benefited from higher unit volume, improvements in employee productivity and lower other operating costs, and were negatively impacted by charges in 2024 related to a labor agreement in the fourth quarter and litigation accruals.

After-tax earnings of BHE increased $249 million (6.7%) in 2025 compared to 2024 and $1.4 billion in 2024 compared to 2023. The earnings increase in 2025 reflected lower wildfire loss accruals at PacifiCorp, reduced earnings attributable to noncontrolling interests and the impact of real estate brokerage business litigation accruals in 2024, partially offset by lower earnings from the natural gas pipelines and other energy businesses. The increase in 2024 was primarily due to lower wildfire loss accruals and lower earnings attributable to noncontrolling interests, partially offset by real estate brokerage business litigation accruals.

Earnings from our manufacturing, service and retailing businesses increased 4.4% in 2025 compared to 2024 and decreased 2.2% in 2024 compared to 2023. Results among our numerous operations in 2025 were mixed, with overall earnings increases in our manufacturing and services businesses and lower earnings from the retailing businesses. The earnings decline in 2024 reflected lower earnings from our service and retailing businesses, partially offset by an overall increase from our manufacturing businesses.

Management’s Discussion and Analysis

Results of Operations

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

We recorded other-than-temporary impairment losses in 2025 on our investments in The Kraft Heinz Company (“Kraft Heinz”) and Occidental Petroleum Corporation (“Occidental”) common stock, which are accounted for under the equity method. See Note 5 to the accompanying Consolidated Financial Statements.

After-tax other earnings include investment income not allocated to operating businesses, earnings from equity method investments (excluding the previously mentioned other-than-temporary impairment losses recognized on equity method investments), foreign currency exchange rate gains and losses related to Berkshire and BHFC non-U.S. Dollar denominated debt and goodwill impairment losses. After-tax other earnings in 2025 declined $1.3 billion compared to 2024, reflecting after-tax foreign currency exchange rate losses in 2025 of $642 million compared to after-tax gains in 2024 of $1.15 billion, reduced earnings from equity method investments and increased goodwill impairment losses, partially offset by increased investment income.

Insurance—Underwriting

Our periodic underwriting earnings may be subject to considerable volatility from the timing and magnitude of significant property catastrophe loss events. We currently consider consolidated pre-tax losses exceeding $150 million from an event occurring in the current year to be significant. We incurred significant losses from the Southern California wildfires in 2025, Hurricanes Helene and Milton in 2024 and storms and/or floods in New Zealand and Italy in 2023. Changes in estimates for unpaid losses and loss adjustment expenses (“LAE”), including amounts established for occurrences in prior years, and foreign currency transaction gains and losses arising from the remeasurement of non-functional currency denominated assets and liabilities can also significantly affect our periodic underwriting results.

We write primary insurance and reinsurance policies covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to generate pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. Time-value-of-money concepts are important considerations in establishing premiums received at the inception of these policies. While no new retroactive reinsurance or periodic payment annuity contracts have been written in recent years, we will continue to record charges to earnings related to the run-off of pre-existing contracts over the remaining claim settlement periods.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	2025	2024	2023
Pre-tax underwriting earnings:
GEICO	$6,824	$7,813	$3,635
BH Primary	785	855	1,374
BHRG	1,851	2,737	1,904
Pre-tax underwriting earnings	9,460	11,405	6,913
Income taxes	2,202	2,385	1,485
Net underwriting earnings	$7,258	$9,020	$5,428
Effective income tax rate	23.3%	20.9%	21.5%

Management’s Discussion and Analysis

Insurance—Underwriting

GEICO

GEICO writes property and casualty insurance policies, primarily private passenger automobile insurance, in all 50 states and the District of Columbia. GEICO offers its policies mainly by direct response methods where most customers apply for insurance coverage directly to the company. GEICO also operates an insurance agency that offers insurance policies written by third parties for individuals desiring coverages that are generally not offered by GEICO. A summary of GEICO’s underwriting results follows (dollars in millions).

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Premiums written	$45,193		$42,916		$39,837
Premiums earned	$44,481	100.0	$42,252	100.0	$39,264	100.0
Losses and LAE	32,144	72.3	30,331	71.8	31,814	81.0
Underwriting expenses	5,513	12.4	4,108	9.7	3,815	9.7
Total losses and expenses	37,657	84.7	34,439	81.5	35,629	90.7
Pre-tax underwriting earnings	$6,824		$7,813		$3,635

2025 versus 2024

Premiums written increased $2.3 billion (5.3%) in 2025 compared to 2024, primarily attributable to an increase in policies-in-force over the past year. Premiums earned in 2025 increased $2.2 billion (5.3%) compared to 2024.

Losses and LAE increased $1.8 billion (6.0%) in 2025 compared to 2024. GEICO’s loss ratio (losses and LAE to premiums earned) was 72.3% in 2025 and 71.8% in 2024. The loss ratio increase in 2025 reflected the impact of higher average claims severities, partially offset by an increase in average earned premiums per policy, lower catastrophe losses and a comparative increase in favorable development of prior accident years’ claims estimates. Losses and LAE incurred in 2024 from Hurricanes Helene and Milton were approximately $360 million.

Private passenger auto claims frequencies declined in 2025 versus 2024 for property damage and collision coverages (one to three percent range), while bodily injury coverage frequency increased (four to six percent range). Average claims severities increased in 2025 for property damage and collision coverages (two to four percent range) and increased for bodily injury coverages (twelve to fourteen percent range) compared to 2024. Losses and loss adjustment expenses included reductions in the ultimate loss estimates for prior accident years’ claims of $957 million in 2025 compared to $550 million in 2024.

Underwriting expenses increased 34.2% in 2025 compared to 2024. GEICO’s expense ratio (underwriting expense to premiums earned) was 12.4% in 2025, an increase of 2.7 percentage points compared to 2024. The increases were driven by higher advertising and other policy acquisition expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

2024 versus 2023

Premiums written increased $3.1 billion (7.7%) in 2024 compared to 2023, reflecting an increase in average written premiums per auto policy of 7.8%, primarily attributable to rate increases, partially offset by a 0.5% decrease in policies-in-force. The rate of decline in policies-in-force slowed in the first half of 2024, with growth experienced in the second half of the year. Premiums earned in 2024 increased $3.0 billion (7.6%) compared to 2023.

Losses and LAE decreased $1.5 billion (4.7%) in 2024 compared to 2023. GEICO’s loss ratio was 71.8% in 2024 and 81.0% in 2023. The loss ratio decline reflected the impact of higher average earned premiums per auto policy and lower claims frequencies, partially offset by increases in average claims severities, lower favorable development of prior accident years’ claims estimates and losses from Hurricanes Helene and Milton in 2024.

Management’s Discussion and Analysis

Insurance—Underwriting

GEICO

Claims frequencies declined in 2024 versus 2023 for property damage (two to three percent range) and collision (eight to nine percent range) coverages, with bodily injury coverage down slightly. Average claims severities increased in 2024 for property damage and collision (two to five percent range) and bodily injury (eight to ten percent range) coverages compared to 2023. Reductions in the ultimate loss estimates for prior accident years’ claims were $550 million in 2024 compared to $1.5 billion in 2023.

Underwriting expenses increased 7.7% in 2024 compared to 2023. GEICO’s expense ratio was 9.7% in 2024, unchanged from 2023, as improved operating efficiencies and increased operating leverage were offset by increased advertising expenses.

BH Primary

BH Primary consists of numerous separately managed businesses that provide a wide variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages. BH Primary’s insurers include Berkshire Hathaway Specialty Insurance Group (“BHSI”), RSUI, CapSpecialty, Berkshire Hathaway Homestate Group (“BHHC”), MedPro, GUARD Insurance Companies (“GUARD”), NICO Primary Group (“NICO Primary”), Berkshire Hathaway Direct (“BH Direct”) and U.S. Liability Insurance companies (“USLI”).

A summary of BH Primary’s underwriting results follows (dollars in millions).

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Premiums written	$18,713		$18,836		$18,142
Premiums earned	$18,713	100.0	$18,733	100.0	$17,129	100.0
Losses and LAE	12,519	66.9	12,666	67.6	11,224	65.5
Underwriting expenses	5,409	28.9	5,212	27.8	4,531	26.5
Total losses and expenses	17,928	95.8	17,878	95.4	15,755	92.0
Pre-tax underwriting earnings	$785		$855		$1,374

2025 versus 2024

Premiums written were slightly lower in 2025 compared to 2024. Premiums written increased in 2025 at MedPro (9.0%) (primarily from student health business), BHHC (7.4%) and NICO Primary (13.0%) (primarily commercial automobile business), BH Direct (15.8%) and USLI (4.9%). These increases were substantially offset by declines in written premiums at GUARD (32.6%) and RSUI (8.7%). GUARD’s decline was due to significant volume reductions across numerous product categories, including personal lines, business owners’ and workers’ compensation business, from initiatives to exit unprofitable lines and tightened underwriting standards. The decline at RSUI was primarily due to reduced property volumes.

Losses and LAE declined $147 million (1.2%) in 2025 compared to 2024, and the loss ratio declined 0.7 percentage points compared to 2024. Prior accident years’ ultimate loss estimates increased by approximately $190 million in 2025 compared to reductions of $52 million in 2024. Claim costs for liability coverages continue to be negatively impacted by unfavorable social inflation trends, including the impacts of jury awards and litigation costs. Losses incurred from significant catastrophe events were approximately $305 million in 2025 and $350 million in 2024.

Underwriting expenses increased $197 million (3.8%) in 2025 compared to 2024. The expense ratio increased 1.1 percentage points in 2025 compared to 2024, primarily due to business mix changes.

Management’s Discussion and Analysis

Insurance—Underwriting

2024 versus 2023

Premiums written increased $694 million (3.8%) in 2024 compared to 2023, primarily due to increases at NICO Primary, BH Direct and BHHC, partially offset by a 16.3% reduction at GUARD. The increases at NICO Primary and BHHC were primarily attributable to commercial auto coverage and the increase at BH Direct reflected growth across several product lines. The decline at GUARD was due to decisions to exit unprofitable lines of business and to tighten underwriting guidelines, which began in 2023.

Losses and LAE increased $1.4 billion (12.8%) and the loss ratio increased 2.1 percentage points in 2024 compared to 2023. Losses incurred included reductions of prior accident years’ claims estimates of $52 million in 2024 and $537 million in 2023. The decline in favorable development was attributable to increases in estimates for casualty coverages. Losses incurred from significant catastrophe events were approximately $350 million in 2024 and were minimal in 2023.

Underwriting expenses increased $681 million (15.0%) and the expense ratio increased 1.3 percentage points to 27.8% in 2024 compared to 2023. The increase in the expense ratio was primarily attributable to BHSI from changes in business mix and GUARD due to increased expenses and the impact of lower premium volumes.

BHRG

BHRG offers excess-of-loss and quota-share reinsurance coverages on property and casualty risks to insurers and reinsurers worldwide through the NICO, General Re and TransRe Groups. We also write life and health reinsurance coverages through the General Re Group and Berkshire Hathaway Life Insurance Company of Nebraska. A summary of BHRG’s pre-tax underwriting results follows (in millions).

	Pre-tax underwriting earnings (loss)
	2025	2024	2023
Property/casualty	$3,170	$3,800	$3,508
Life/health	374	223	354
Retroactive reinsurance	(1,070)	(846)	(1,541)
Periodic payment annuity	(711)	(597)	(650)
Variable annuity	88	157	233
Pre-tax underwriting earnings	$1,851	$2,737	$1,904

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Premiums written	$20,168		$21,899		$22,360
Premiums earned	$20,439	100.0	$22,239	100.0	$21,938	100.0
Losses and LAE	11,689	57.2	12,244	55.1	12,664	57.7
Underwriting expenses	5,580	27.3	6,195	27.8	5,766	26.3
Total losses and expenses	17,269	84.5	18,439	82.9	18,430	84.0
Pre-tax underwriting earnings	$3,170		$3,800		$3,508

2025 versus 2024

Premiums written in 2025 declined $1.7 billion and premiums earned declined $1.8 billion compared to 2024, primarily attributable to volume reductions in property business. The volume decline was attributable to increased competition and lower rates.

Management’s Discussion and Analysis

Insurance—Underwriting

Losses and LAE declined $555 million (4.5%) in 2025 compared to 2024. The loss ratio increased 2.1 percentage points in 2025 compared to 2024. Losses incurred from significant catastrophe events were approximately $765 million in 2025 and $800 million in 2024. Additionally, losses and LAE in 2025 were reduced $1.1 billion compared to $1.7 billion in 2024 from reductions of estimated ultimate claim liabilities for prior accident years’ claims. The reductions were mostly attributable to lower-than-expected property losses.

Underwriting expenses decreased $615 million (9.9%) in 2025 compared to 2024, primarily due to the impact of lower premiums earned. Underwriting expenses also included foreign currency exchange losses from the remeasurement of certain non-functional currency denominated liabilities of $217 million in 2025 and gains of $121 million in 2024. Additionally, underwriting expenses included a $490 million charge in 2024 in connection with a settlement agreement reached concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey in 2023. See Note 27 to the accompanying Consolidated Financial Statements.

2024 versus 2023

Premiums written in 2024 declined $461 million (2.1%) versus 2023, attributable to lower property volumes, partly offset by generally higher rates, new business and increased participations in certain casualty lines. Premiums earned in 2024 increased 1.4% compared to 2023.

Losses and LAE declined $420 million (3.3%) and the loss ratio declined 2.6 percentage points in 2024 compared to 2023. Losses incurred from significant catastrophe events were approximately $800 million in 2024 and $900 million in 2023. Estimated ultimate claim liabilities for prior accident years were reduced $1.7 billion in 2024 and $1.4 billion in 2023, mostly attributable to lower-than-expected property losses.

Underwriting expenses increased $429 million (7.4%) and the expense ratio increased 1.5 percentage points in 2024 compared to 2023. Underwriting expenses in 2024 included the $490 million charge in connection with the previously discussed settlement agreement. Underwriting expenses also included pre-tax foreign currency exchange gains from the remeasurement of certain non-U.S. Dollar denominated liabilities of $121 million in 2024 and losses of $189 million in 2023. Before these items, underwriting expenses increased $249 million (4.5%) in 2024 compared to 2023.

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Premiums written	$5,302		$5,007		$5,093
Premiums earned	$5,269	100.0	$4,998	100.0	$5,072	100.0
Life and health benefits	3,927	74.5	3,415	68.3	3,593	70.8
Underwriting expenses	968	18.4	1,360	27.2	1,125	22.2
Total benefits and expenses	4,895	92.9	4,775	95.5	4,718	93.0
Pre-tax underwriting earnings	$374		$223		$354

Premiums earned increased $271 million (5.4%) in 2025 compared to 2024, primarily due to increases in non-U.S. markets. Pre-tax underwriting earnings in 2025 increased $151 million compared to 2024, primarily due to increased earnings from international and U.S. life and health business, reduced losses in U.S. long-term care business and increased foreign currency exchange gains.

Premiums earned declined $74 million in 2024 compared to 2023, which included premium reductions of $161 million attributable to the commutations of several U.S. life contracts in 2023. Otherwise, premiums earned declined $235 million (4.5%) in 2024 compared to 2023, primarily attributable to reductions in non-U.S. life business. Pre-tax underwriting earnings declined $131 million in 2024 compared to 2023. Earnings included gains from life contract commutations of $53 million in 2024 and $134 million in 2023. Otherwise, underwriting earnings in 2024 reflected decreased earnings from non-U.S. life business and increased losses from the U.S. long-term care business in run-off, partly offset by increased earnings from U.S. life business.

Management’s Discussion and Analysis

Insurance—Underwriting

Retroactive reinsurance

Pre-tax underwriting losses from the run-off of retroactive reinsurance, before foreign currency exchange gains and losses, were $950 million in 2025, $898 million in 2024 and $1.5 billion in 2023, which reflected changes in estimated ultimate liabilities and related deferred charges during each period. Foreign currency exchange gains and losses largely derive from the remeasurement of liabilities of non-functional currency denominated contracts of U.S. subsidiaries. Pre-tax foreign currency exchange losses were $120 million in 2025 compared to gains of $52 million in 2024 and losses of $57 million in 2023.

Estimated ultimate retroactive reinsurance claim liabilities for prior years’ contracts increased $261 million in 2025, $196 million in 2024 and $1.1 billion in 2023. The net effects on underwriting earnings in 2025 and 2024 from the increases in ultimate claim liabilities, including the impact of related changes in deferred charges, were relatively insignificant. The increase in liabilities in 2023 primarily derived from higher estimates for asbestos, environmental and other casualty claims, which including the impact of changes in deferred charges, produced an incremental pre-tax loss of approximately $650 million. Unpaid losses and LAE for retroactive reinsurance contracts were $31.0 billion and deferred charge assets on retroactive reinsurance were $8.1 billion at December 31, 2025. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Before foreign currency effects, pre-tax losses from periodic payment annuity contracts were $603 million in 2025, $596 million in 2024 and $590 million in 2023, arising primarily from the accretion of discounted annuity liabilities. Periodic payment annuity liabilities were $14.4 billion at December 31, 2025, including liabilities of $4.0 billion for contracts without life contingencies, as well as the effects of discount rate changes recorded in accumulated other comprehensive income. Pre-tax foreign currency exchange rate losses on non-functional currency denominated contracts of U.S. subsidiaries were $108 million in 2025, $1 million in 2024 and $60 million in 2023.

Variable annuity

Our variable annuity guarantee reinsurance contracts produced pre-tax earnings of $88 million in 2025, $157 million in 2024 and $233 million in 2023. Earnings are affected by changes in securities markets, interest rates and foreign currency exchange rates. These contracts have been in run-off for many years.

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

				Percentage change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Interest and other investment income	$10,175	$11,550	$6,081	(11.9)%	89.9%
Dividend income	5,086	5,198	5,500	(2.2)	(5.5)
Pre-tax net investment income	15,261	16,748	11,581	(8.9)	44.6
Income taxes	2,748	3,078	2,014
Net investment income	$12,513	$13,670	$9,567
Effective income tax rate	18.0%	18.4%	17.4%

Pre-tax investment income declined 8.9% in 2025 compared to 2024, which increased 44.6% compared to 2023. The decline in 2025 reflected lower interest and other investment income, primarily attributable to lower short-term interest rates, and reduced dividend income. The comparative increase in pre-tax investment income in 2024 reflected increased interest income from higher U.S. Treasury Bill and short-term investment balances, partly offset by lower dividend income. Dividend income varies from period to period due to changes in the investment portfolio and the amount, frequency and timing of dividends from investees. Additionally, interest income earned in the insurance group was affected by large capital distributions to Berkshire at the end of 2024.

The income earned on the cash and investments from capital distributed to Berkshire is included in other earnings shown on pages K-34 and K-54. We continue to believe that maintaining ample liquidity is paramount and insist on safety over yield with respect to short-term investments.

Management’s Discussion and Analysis

Insurance—Investment Income

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses and loss adjustment expenses, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and certain other liabilities, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. The effect of discount rate changes on long-duration insurance contracts, which are recorded in accumulated other comprehensive income, are excluded from float, as such amounts are not included in earnings in the Consolidated Statements of Earnings.

Float was approximately $176 billion at December 31, 2025, $171 billion at December 31, 2024 and $169 billion at December 31, 2023. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting gains in each of the three years ending December 31, 2025 and the average cost of float was negative in each year.

A summary of cash and investments held in our insurance businesses follows (in millions).

	December 31,
	2025	2024
Cash, cash equivalents and U.S. Treasury Bills	$212,651	$212,591
Equity securities	294,144	263,366
Fixed maturity securities	17,466	15,137
Other, includes loans to affiliates	4,702	5,980
	$528,963	$497,074

Fixed maturity investments as of December 31, 2025 were as follows (in millions).

	Amortized Cost	Unrealized Gains	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,533	$14	$3,547
Foreign governments	12,487	49	12,536
Corporate and other	1,157	226	1,383
	$17,177	$289	$17,466

U.S. government obligations are rated AA+ or Aa1 by the major rating agencies. Approximately 95% of our foreign government obligations were rated AA or higher by at least one of the major rating agencies. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

BNSF

Burlington Northern Santa Fe, LLC (“BNSF”) operates one of the largest railroad systems in North America, with over 32,500 route miles of track in 28 states. BNSF also operates in three Canadian provinces. BNSF classifies its major business groups by type of product shipped, including consumer products, industrial products, agricultural and energy products, and coal. A summary of BNSF’s earnings follows (dollars in millions).

				Percentage Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Railroad operating revenues	$23,350	$23,355	$23,474	(—%)	(0.5)%
Railroad operating expenses	15,295	15,886	16,059	(3.7)	(1.1)
Railroad operating earnings	8,055	7,469	7,415	7.8	0.7
Other revenues (expenses), net	218	257	247	(15.2)	4.0
Interest expense	(1,098)	(1,078)	(1,048)	1.9	2.9
Pre-tax earnings	7,175	6,648	6,614	7.9	0.5
Income taxes	1,699	1,617	1,527	5.1	5.9
Net earnings	$5,476	$5,031	$5,087	8.8	(1.1)
Effective income tax rate	23.7%	24.3%	23.1%

Management’s Discussion and Analysis

BNSF

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units			Percentage Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Consumer products	5,601	5,537	4,765	1.2%	16.2%
Industrial products	1,382	1,448	1,471	(4.6)	(1.6)
Agricultural and energy products	1,421	1,399	1,299	1.6	7.7
Coal	1,218	1,205	1,468	1.1	(17.9)
	9,622	9,589	9,003	0.3	6.5

2025 versus 2024

Railroad operating revenues declined slightly in 2025 compared to 2024. Average revenue per car/unit declined 0.5%, primarily attributable to lower fuel surcharge revenue and unfavorable business mix, partially offset by higher yield. Pre-tax earnings were $7.2 billion in 2025, an increase of 7.9% compared to 2024. Railroad operating earnings increased in 2025 as a result of lower operating expenses from improved productivity, lower litigation accruals, and the impact of a charge in December 2024 of $290 million related to the SMART-TD labor union agreement.

Operating revenues from consumer products declined 2.8% in 2025 to $8.2 billion compared to 2024. Revenues in 2025 reflected lower average revenue per car/unit, partially offset by an increase in volumes of 1.2%. The volumes increase was primarily due to higher intermodal shipments resulting from higher West Coast imports and a new intermodal customer, and an increase in automotive vehicle volumes.

Operating revenues from industrial products declined 1.5% in 2025 to $5.0 billion compared to 2024. Revenues in 2025 reflected lower volumes of 4.6%, partially offset by higher average revenue per car/unit. The decline in volumes was primarily due to lower shipments of construction products, plastics and petroleum products.

Operating revenues from agricultural and energy products increased 3.2% to $6.6 billion in 2025 compared to 2024. The revenue increase was attributable to higher average revenue per car/unit and higher volumes of 1.6%. The increase in volumes was primarily due to higher grain exports and petroleum fuel shipments, partially offset by lower domestic grain and feed shipments.

Operating revenues from coal increased 2.5% to $3.0 billion in 2025 compared to 2024. The revenue increase was attributable to higher average revenue per car/unit and a volume increase of 1.1%. The volume increase was primarily due to the competitive effects of higher natural gas prices.

Railroad operating expenses were $15.3 billion in 2025, a decline of $591 million (3.7%) compared to 2024, and the ratio of railroad operating expenses to railroad operating revenues (“operating ratio”) in 2025 declined 2.5 percentage points to 65.5% from 2024. Compensation and benefits expense in 2025 decreased $338 million (5.8%) compared to 2024, primarily due to a charge of $290 million in December 2024 related to a one-time payment included in the SMART-TD labor union agreement, as well as increased employee productivity, partially offset by wage inflation. Fuel expense declined $256 million (7.8%) compared to 2024, primarily due to lower average fuel prices and improved fuel efficiency. Railroad purchased services, equipment rents, materials and other expenses decreased $99 million (2.4%), primarily due to ongoing cost management efforts and lower litigation accruals. Depreciation and amortization expense in 2025 increased $102 million (3.9%) compared to 2024 due to a larger fixed asset base.

Income tax expense increased $82 million (5.1%) in 2025 compared to 2024. The effective income tax rate in 2025 declined versus 2024, primarily due to lower state income tax expenses arising from the impact of reductions in enacted rates during the second quarter of 2025.

Management’s Discussion and Analysis

BNSF

2024 versus 2023

Railroad operating revenues declined 0.5% in 2024 compared to 2023, reflecting lower average revenue per car/unit of 6.6%, primarily attributable to lower fuel surcharge revenue and business mix changes, partially offset by a net volume increase of 6.5%. Railroad operating earnings in 2024 increased due to volume growth and lower operating expenses from improved productivity, partially offset by the $290 million charge related to the SMART-TD labor union agreement that was finalized in the fourth quarter of 2024 and by increased litigation accruals.

Operating revenues from consumer products increased 7.1% in 2024 to $8.4 billion compared to 2023, reflecting a volume increase of 16.2% and lower average revenue per car/unit. The volume increase was primarily due to higher intermodal shipments from West Coast imports and volumes from a new intermodal customer.

Operating revenues from industrial products declined 1.2% in 2024 to $5.1 billion from 2023, reflecting a decline of 1.6% in volume, partially offset by higher average revenue per car/unit. The volume decline was primarily due to lower aggregates, taconite, minerals and waste shipments, substantially offset by higher plastics and petroleum products volumes.

Operating revenues from agricultural and energy products increased 4.0% to $6.4 billion in 2024 compared to 2023, attributable to a volume increase of 7.7%, partially offset by lower average revenue per car/unit. The volume increase was primarily due to higher grain, renewable fuels and fertilizer shipments.

Operating revenues from coal decreased 22.5% to $2.9 billion in 2024 compared to 2023. The decrease was attributable to a volume decrease of 17.9% and lower average revenue per car/unit. The volume decline was primarily due to lower natural gas prices.

Railroad operating expenses were $15.9 billion in 2024, a decrease of $173 million (1.1%) compared to 2023. The operating ratio declined 0.4 percentage points to 68.0% in 2024 versus 2023. Railroad compensation and benefits expenses increased $356 million (6.5%) in 2024 compared to 2023, primarily due to the $290 million charge related to the SMART-TD labor union agreement that was finalized in December 2024. The agreement allows BNSF the ability to redeploy brakepersons to conductors and engineers, which will permit BNSF to meet short-term hiring demands. Fuel expenses declined $417 million (11.3%) compared to 2023, primarily due to lower average fuel prices, partially offset by higher volumes. Railroad purchased services, equipment rents, materials and other expenses declined $126 million (3.0%), primarily due to cost reductions across numerous spend categories and lower property taxes, partially offset by a litigation charge in 2024 related to an ongoing legal case with the Swinomish Tribe.

BHE

Berkshire Hathaway Energy Company (“BHE”) is a holding company with subsidiaries that primarily operate within the energy industry. BHE’s domestic regulated utility interests include PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy. BHE’s natural gas pipelines consist of five domestic regulated interstate natural gas pipeline systems and a 75% interest in a liquefied natural gas export, import and storage facility. Other energy subsidiaries operate two regulated electricity distribution businesses in Great Britain (“Northern Powergrid”), a regulated electricity transmission-only business in Alberta, Canada, and a diversified portfolio of mostly renewable power projects and investments. Another BHE subsidiary, HomeServices of America, Inc. (“HomeServices”), operates a residential real estate brokerage business and a residential real estate brokerage franchise business in the United States.

Management’s Discussion and Analysis

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

	2025	2024	2023
Revenues:
Energy operating revenues	$21,871	$21,566	$21,280
Real estate operating revenues	4,327	4,354	4,322
Other income	99	428	406
Total revenues	26,297	26,348	26,008
Costs and expenses:
Energy cost of sales	6,346	6,616	7,057
Energy operating expenses	10,665	10,403	11,412
Real estate operating costs and expenses	4,302	4,509	4,316
Interest expense	2,642	2,528	2,283
Total costs and expenses	23,955	24,056	25,068
Pre-tax earnings	2,342	2,292	940
Income tax benefit	(1,785)	(1,871)	(2,022)
Net earnings after income taxes	4,127	4,163	2,962
Noncontrolling interests of BHE subsidiaries	145	137	352
Net earnings attributable to BHE	3,982	4,026	2,610
Noncontrolling interests and preferred stock dividends	3	296	279
Net earnings attributable to Berkshire shareholders	$3,979	$3,730	$2,331
Effective income tax rate	(76.2)%	(81.6)%	(215.1)%

BHE’s income tax benefit includes significant production tax credits primarily from wind-powered electricity generation. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing substantial revisions to energy-related U.S. federal tax policy. Among its provisions, the OBBBA accelerates the phase-out of clean electricity production and investment tax credits and establishes new sourcing requirements applicable to facilities commencing construction after December 31, 2025.

Although the OBBBA did not have a material impact on BHE’s 2025 financial results, BHE’s future financial results and capital expenditures related to renewable energy, storage and technology neutral projects, including the potential impact on the economics and viability of such projects, may be affected by the combined effects of the OBBBA and broader macroeconomic and geopolitical conditions, including changes in international trade policies and tariff regimes. However, BHE currently does not believe these items will significantly impact its business in the near term.

Net earnings attributable to noncontrolling interests and preferred stock dividends include earnings attributable to non-Berkshire owners of BHE common stock and dividends on preferred stock held by other Berkshire subsidiaries. All remaining noncontrolling interests in BHE common stock were acquired in 2024 and the preferred stock was redeemed in 2025.

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

				Percentage Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
U.S. utilities	$2,097	$1,961	$906	6.9%	116.4%
Natural gas pipelines	1,151	1,232	1,079	(6.6)	14.2
Other energy businesses	1,175	1,334	1,024	(11.9)	30.3
Real estate brokerage	24	(107)	13	*	*
Corporate interest and other	(465)	(394)	(412)	18.0	(4.4)
	$3,982	$4,026	$2,610	(1.1)	54.3

——————

* Not meaningful.

Management’s Discussion and Analysis

BHE

2025 versus 2024

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $136 million (6.9%) in 2025 compared to 2024. Pre-tax Wildfire loss accruals at PacifiCorp were $100 million in 2025 and $346 million in 2024. See Note 27 to the accompanying Consolidated Financial Statements for additional information on the Wildfires. Otherwise, net earnings of the U.S. utilities in 2025 reflected comparative increases in electric utility margin, partially offset by increases in energy operating expenses and interest expense and lower other income and income tax benefits.

The U.S. utilities’ electric utility margin was $8.4 billion in 2025, an increase of $651 million (8.4%) compared to 2024. The increase reflected higher retail customer rates in certain territories, higher retail customer volumes and higher wholesale prices and volumes, partially offset by higher purchased electricity and thermal generation cost of sales. Retail customer volumes increased 2.2% overall (up 9.6% at MEC and 1.3% at PacifiCorp and down 2.2% at NV Energy) in 2025 compared to 2024, primarily due to higher customer usage and an increase in the average number of customers, partially offset by an overall unfavorable impact of weather. The increase in energy operating expenses was primarily due to higher depreciation and amortization expense, insurance expenses and general and plant maintenance costs.

Net earnings of natural gas pipelines declined $81 million in 2025 compared to 2024. The decrease reflected higher interest expense, an increase in operating expenses, decreased margin on gas sales and lower other income, partially offset by higher transportation and storage revenues.

Net earnings of other energy businesses decreased $159 million in 2025 compared to 2024. The decrease was primarily due to lower earnings at Northern Powergrid, partially offset by higher earnings from the renewable energy business. The decrease at Northern Powergrid was from lower distribution revenues due to lower tariffs from inflation adjustments beginning in the second quarter of 2025 and higher interest expense. Earnings from the renewable energy business increased mainly due to higher pricing and generation at certain projects, partially offset by a lower income tax benefit from owned wind projects mainly due to a decline in production tax credits.

Net earnings of real estate brokerage businesses increased by $131 million in 2025 compared to 2024, primarily attributable to charges in 2024 with respect to the real estate brokerage industry litigation matters. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices and certain of its subsidiaries and effectuated a nationwide class settlement. See Note 27 to the accompanying Consolidated Financial Statements. The real estate brokerage business continues to be negatively impacted by the limited availability of homes for sale and high home prices.

Corporate interest and other net earnings include BHE corporate interest expense and unallocated general and administrative expenses and income taxes.

2024 versus 2023

Net earnings of the U.S. utilities increased $1.1 billion (116.4%) in 2024 compared to 2023. Pre-tax loss accruals, net of expected insurance recoveries, for the Wildfires were $346 million in 2024 and $1.7 billion in 2023. Otherwise, net earnings in 2024 reflected comparative increases in electric utility margin, income tax benefits from wind production tax credits ($157 million) and other income, partially offset by increases in other energy operating expenses and interest expense.

The U.S. utilities’ electric utility margin was $7.8 billion in 2024, an increase of $274 million (3.6%) compared to 2023. The increase reflected higher retail customer rates in certain territories and higher retail customer volumes, partially offset by higher purchased electricity cost of sales and lower wholesale volumes and prices. Retail customer volumes increased 3.6% overall (up 6.5% at NV Energy, 3.1% at PacifiCorp and 1.2% at MEC) in 2024 compared to 2023, primarily due to increases in customer usage and the average number of customers, partially offset by an overall unfavorable impact of weather. The increase in other energy operating expenses was primarily due to higher vegetation management and other wildfire mitigation costs, insurance expenses and general and plant maintenance costs. Interest expense increased $314 million in 2024 over 2023, largely due to increased borrowings, including $4.4 billion of subsidiary debt issued in January 2024.

Management’s Discussion and Analysis

BHE

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

Net earnings of real estate brokerage businesses decreased $120 million in 2024 compared to 2023, primarily attributable to charges in connection with the real estate brokerage industry litigation matters. The real estate brokerage business was negatively impacted in 2024 by the limited availability of homes for sale and high home prices.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

				Percentage change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues:
Manufacturing	$78,487	$77,231	$75,405	1.6%	2.4%
Service and retailing	135,843	138,672	144,342	(2.0)	(3.9)
	$214,330	$215,903	$219,747	(0.7)	(1.7)
Pre-tax earnings:
Manufacturing	$12,571	$11,895	$11,445	5.7%	3.9%
Service and retailing	4,905	4,948	6,144	(0.9)	(19.5)
	17,476	16,843	17,589	3.8	(4.2)
Income taxes and noncontrolling interests	3,829	3,771	4,227
Net earnings*	$13,647	$13,072	$13,362
Effective income tax rate	21.2%	21.7%	22.2%
Pre-tax earnings as a percentage of revenues	8.2%	7.8%	8.0%

——————

* Excludes certain acquisition accounting expenses, which primarily relate to intangible asset amortization in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $528 million in 2025, $531 million in 2024 and $693 million in 2023. These expenses are included in “Other” in the summary of earnings on page K-34 and in the “Other” earnings table on page K-54.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Manufacturing

Our manufacturing group includes a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of our manufacturing operations follows (dollars in millions).

				Percentage change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues:
Industrial products	$37,301	$35,833	$34,884	4.1%	2.7%
Building products	26,764	26,525	25,965	0.9	2.2
Consumer products	14,422	14,873	14,556	(3.0)	2.2
	$78,487	$77,231	$75,405
Pre-tax earnings:
Industrial products	$6,808	$6,017	$5,686	13.1%	5.8%
Building products	3,971	4,134	4,187	(3.9)	(1.3)
Consumer products	1,792	1,744	1,572	2.8	10.9
	$12,571	$11,895	$11,445
Pre-tax earnings as a percentage of revenues:
Industrial products	18.3%	16.8%	16.3%
Building products	14.8	15.6	16.1
Consumer products	12.4	11.7	10.8

Industrial products

The industrial products group includes complex metal components and products for aerospace, power and general industrial markets (Precision Castparts Corp. (“PCC”)), specialty chemicals (The Lubrizol Corporation (“Lubrizol”)), metal cutting tools/systems (IMC International Metalworking Companies (“IMC”)), and Marmon Holdings, Inc. (“Marmon”) which consists of numerous autonomous manufacturing, service and leasing businesses, currently aggregated into eleven groups. Other industrial products members also produce equipment and systems for the livestock and agricultural industries (CTB International), drag reducing agents for pipelines (LiquidPower Specialty Products), structural steel fabrication products (W&W|AFCO) and beginning in August 2025, rodent control products (Bell Laboratories). On January 2, 2026, Berkshire acquired a chemicals business (“OxyChem”) from Occidental Petroleum Corporation. OxyChem results will be included in Berkshire’s consolidated results beginning as of that date.

2025 versus 2024

Revenues of the industrial products group in 2025 increased $1.5 billion (4.1%) and pre-tax earnings increased $791 million (13.1%) compared to 2024. Pre-tax earnings as a percentage of revenues in 2025 were 18.3%, an increase of 1.5 percentage points compared to 2024. Operating results of the group in 2025 generally improved compared to 2024. However, we are experiencing increased costs and reduced availability of certain raw materials, which could negatively impact our earnings in 2026.

PCC’s revenues were $10.8 billion in 2025, an increase of 4.6% compared to 2024. Revenues from aerospace products increased 7.5% in 2025 compared to 2024, primarily attributable to growing demand. Revenues from power products in oil and gas markets and general industrial products declined, while revenues increased from industrial gas turbine and certain non-aerospace products. PCC’s pre-tax earnings increased 34.2% in 2025 compared to 2024, reflecting the aerospace sales increases, improved manufacturing and operating efficiencies and favorable changes in business mix. Earnings in 2025 also included insurance recoveries associated with a fire at a fasteners facility that occurred in the first quarter of 2025, which mitigated the negative earnings impact from the fire. Future sales and earnings growth will depend on successfully increasing production and expanding capacity, as necessary, to meet customer demand and managing through ongoing macroeconomic risks.

Lubrizol’s revenues were $6.2 billion in 2025, a decline of 3.0%, compared to 2024. The decline was attributable to lower selling prices and volumes and unfavorable product mix. Lubrizol’s pre-tax earnings declined 20.6% in 2025 compared to 2024, reflecting the effects of lower selling prices and volumes, higher manufacturing costs, increased restructuring costs related to exiting certain businesses and litigation expenses, partially offset by lower raw materials costs and selling, general and administrative expenses and favorable product mix.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Marmon’s revenues were $12.8 billion in 2025, an increase of 4.7% compared to 2024. Comparative revenue increases in 2025 were generated by the Plumbing & Refrigeration group (11.7%), attributable to copper prices and spreads, and the Water Technologies group (9.9%), primarily from increased refrigerator filter and water softeners volumes. Additionally, revenues increased in the Rail & Leasing group (7.8%), due to increases in tank car rental rates, railcar repair volumes, tank car sales as well as a business acquisition, the Electrical group (7.0%), due to higher copper prices and spreads, and the Transportation Products group (5.8%), driven by increased brake drum, commercial trailer and automotive aftermarket demand. These increases were partially offset by revenue declines in the Crane Services group (12.6%), driven by the loss of business due to increased price competition, as well as reduced wind project business, and in the Metal Services group (7.5%), attributable to lower demand in the construction and agricultural equipment markets.

Marmon’s pre-tax earnings increased 8.5% in 2025 compared to 2024, driven by higher earnings in the Plumbing & Refrigeration, Water Technologies, Rail & Leasing and Transportation Products groups reflecting the impact of higher revenues. These increases were partially offset by lower earnings in the Metal Services group, due to lower revenues, an impairment loss on the Electrical group’s joint venture in India, restructuring charges in the Foodservice Technologies group and higher medical costs across Marmon.

IMC’s revenues were approximately $4.1 billion in 2025, an increase of 3.9% compared to 2024. The increase was primarily attributable to sales price increases, driven by higher raw materials costs, the impact of business acquisitions and changes in sales mix. IMC’s pre-tax earnings were essentially unchanged in 2025 compared to 2024. Earnings in 2025 were negatively impacted by rising raw materials costs and changes in product mix and increased selling, general and administrative expenses. IMC operates globally, and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

2024 versus 2023

Revenues of the industrial products group increased $949 million (2.7%) and pre-tax earnings increased $331 million (5.8%) in 2024 compared to 2023. Pre-tax earnings as a percentage of revenues were 16.8% in 2024, an increase of 0.5 percentage points compared to 2023.

PCC’s revenues were $10.4 billion in 2024, an increase of 12.0% compared to 2023. The revenue increase was primarily attributable to higher demand for aerospace products, and to a lesser degree, power generation products. PCC’s pre-tax earnings increased 24.4% in 2024 compared to 2023, primarily attributable to sales increases and improved manufacturing and operating efficiencies.

Lubrizol’s revenues were $6.4 billion in 2024, relatively unchanged compared to 2023, as higher volumes were essentially offset by lower selling prices and unfavorable product mix. Sales volumes increased 4% in 2024 compared to 2023, reflecting higher volumes in both the additives and advanced materials businesses. Lubrizol’s pre-tax earnings increased 30.7% in 2024, primarily attributable to lower raw materials costs, higher sales volumes and lower manufacturing costs, partially offset by the impact of lower selling prices and higher selling, general and administrative expenses.

Marmon’s revenues were $12.2 billion in 2024, a decline of 1.7% compared to 2023. The largest revenue declines were experienced by the Transportation Products group (18.2%), as well as the Metal Services group (13.9%) and Retail Solutions group (9.4%), primarily due to reduced volume and changes in sales mix. Conversely, Electrical group revenues increased 6.0% due to higher copper prices and increased volumes. The Rail & Leasing group revenues increased 10.5% due to higher average lease renewal rates and increased railcar repair prices and volumes.

Marmon’s pre-tax earnings declined 8.7% in 2024 compared to 2023, reflecting lower earnings from the Transportation Products, Metals Services and Retail Solutions groups due to the revenue declines, the Crane Services group, attributable to lower revenues and higher costs, and the Electrical group, reflecting higher materials costs and unfavorable business mix changes. These declines were partially offset by higher earnings in the Rail & Leasing, Medical, Water Technologies and Foodservice Technologies groups.

IMC’s revenues were approximately $3.9 billion in 2024, a decrease of 2.2% compared to 2023, attributable to lower organic sales across all major regions and unfavorable foreign currency translation from a stronger U.S. Dollar, partially offset by the impact of business acquisitions and higher investment income. IMC’s pre-tax earnings declined 7.8% in 2024 compared to 2023, primarily attributable to lower sales and gross margin rates and increased selling, general and administrative expenses, partially offset by higher investment and other income.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Building products

The building products group includes manufactured and site-built home construction and related lending and financial services (Clayton Homes). Other building products businesses include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), bricks and masonry products (Acme Brick), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek).

2025 versus 2024

Revenues of the building products group increased $239 million (0.9%) in 2025 compared to 2024. Pre-tax earnings declined $163 million (3.9%) in 2025 compared to 2024. Certain of our building products businesses experienced slowing customer demand in 2025, as well as pricing pressures, attributable to prevailing general economic conditions.

Clayton Homes’ revenues increased 4.3% to $12.9 billion in 2025 compared to 2024. Revenues from home sales increased $152 million (1.6%) in 2025 versus 2024. New home unit sales for the year declined slightly in 2025 from 2024, although unit sales in the fourth quarter of 2025 declined 5.9% versus the same period in 2024. Financial services revenues increased 12.5% in 2025 compared to 2024, primarily due to increased interest income from higher average loan balances and average interest rates. Loan balances, net of allowances for credit losses, were approximately $29.5 billion as of December 31, 2025, an increase of 8.6% since December 31, 2024. Loan portfolios are largely funded by borrowings from Berkshire finance affiliates.

Clayton Homes’ pre-tax earnings were approximately $1.9 billion in 2025, unchanged from 2024, reflecting increased earnings from financial services, offset by lower earnings from home building activities. The increase in financial services earnings was primarily due to lower insurance claims and higher interest income, partially offset by an increase in interest expense of $291 million on increased borrowings from affiliates. The corresponding interest income on such borrowings is included in the “Other” earnings section on page K-54.

Our other building products businesses generated revenues of approximately $13.8 billion in 2025, a decline of $292 million (2.1%) versus 2024. Sales volumes of these businesses in 2025 were generally lower reflecting slowing housing markets in the U.S., partly offset by higher average selling prices. Pre-tax earnings declined $178 million (8.1%) and, as a percentage of revenues, declined 1.0 percentage point in 2025 versus 2024. The earnings decline was primarily attributable to lower sales volumes and average gross margin rates and negative impacts of international trade tensions, partially offset by lower restructuring and legal expenses compared to 2024.

2024 versus 2023

Revenues of the building products group increased $560 million (2.2%) in 2024 compared to 2023. Pre-tax earnings decreased $53 million (1.3%) in 2024 compared to 2023.

Clayton Homes’ revenues increased 8.5% to $12.4 billion in 2024 compared to 2023. Revenues from home sales increased $565 million (6.4%) in 2024, reflecting higher new home unit sales of 11.5%, partially offset by changes in sales mix and lower average selling prices. Also, financial services revenues increased 15.5% in 2024 compared to 2023, primarily due to increased interest income from higher average loan balances. Loan balances, net of allowances for credit losses, were approximately $27.2 billion as of December 31, 2024, an increase of 14.0% since December 31, 2023.

Clayton Homes’ pre-tax earnings declined $115 million (5.6%) in 2024 compared to 2023, attributable to lower earnings from financial services (4.4%) and manufacturing activities (9.4%). The financial services earnings decline reflected increased losses from homeowner property insurance claims, increased expected loan loss provisions due to higher loan originations and an increase in interest expense of $203 million due to an increase in borrowings from Berkshire finance affiliates. Borrowings from affiliates were $24.3 billion at December 31, 2024, an increase of $6.6 billion from December 31, 2023. The decline in manufacturing earnings was largely attributable to lower gross margin rates due to the increased cost of building homes to the Zero Energy Ready Home Program requirements, which was partially offset by income tax credits.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Our other building products businesses generated revenues of approximately $14.1 billion in 2024, a decline of $413 million (2.8%) versus 2023. Sales volumes in 2024 increased at Johns Manville and declined at the other businesses in the group, while average selling prices were lower at Johns Manville and MiTek and slightly higher at the other businesses.

Pre-tax earnings of our other building products businesses increased $61 million (2.9%) in 2024 compared to 2023 and, as a percentage of revenues, increased 0.9 percentage points in 2024 to 15.6%. Earnings increased in 2024 from higher average gross margin rates arising from lower raw materials costs and improved manufacturing efficiencies at certain of the businesses, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses in each year included charges from business restructuring activities and divestitures, as well as legal settlements and accruals.

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

2025 versus 2024

Consumer products group revenues were $14.4 billion in 2025, a decrease of 3.0% compared to 2024. The revenue decline was primarily due to Fruit of the Loom, Jazwares and Duracell, largely attributable to lower sales volumes. These declines were partially offset by increases at Brooks Sports, Forest River and Richline, attributable to combinations of higher volumes, changes in sales mix and/or higher prices driven by higher materials and input costs.

Pre-tax earnings of our consumer products group increased 2.8% in 2025 compared to 2024. In the third quarter of 2025, Duracell determined certain of its U.S.-manufactured battery product components were eligible for refundable advanced manufacturing production income tax credits beginning in the 2023 tax year. Duracell recorded the eligible credits for the 2023, 2024 and 2025 periods in 2025. Under U.S. GAAP, these credits are reflected in pre-tax earnings, not as income tax expense. Before the impact of the production credits, pre-tax earnings of the consumer products group declined significantly in 2025 compared to 2024. The decline reflected lower earnings from Jazwares, due to a variety of factors, including lower sales volumes and increased costs from supply chain disruptions; Forest River, primarily attributable to lower gross margins from sales mix changes; and Duracell and Garan, which experienced lower gross margins and higher selling, general and administrative expenses as a percentage of revenues. These declines were partially offset by higher earnings from Brooks Sports attributable to increased sales and gross margins, partially offset by higher selling, general and administrative expenses.

2024 versus 2023

Consumer products group revenues were $14.9 billion in 2024, an increase of 2.2% compared to 2023. The increase was primarily attributable to higher revenues from Forest River, Brooks Sports and Duracell, partially offset by lower revenues from Fruit of the Loom, Garan and Richline. Forest River revenues increased 6.4% in 2024, reflecting increased unit sales, including the impact of business acquisitions. Brooks Sports and Duracell revenues increased 9.1% and 2.5%, respectively, in 2024 versus 2023. The revenue reductions at Fruit of the Loom and Richline were attributable to lower sales volumes, whereas the decline at Garan was attributable to lower average selling prices.

Consumer products group pre-tax earnings increased $172 million (10.9%) in 2024 versus 2023. The increase was primarily attributable to higher earnings from our apparel and footwear businesses and Duracell, partially offset by lower earnings from Jazwares. Apparel and footwear earnings increased 37.0% in 2024 from 2023, primarily due to gross margin rate increases and increased gains on asset sales, as well as from the favorable effects of past restructuring and cost management efforts. The earnings increase at Duracell was attributable to increased gross margins and lower selling, general and administrative expenses. The decline in earnings in 2024 from Jazwares was primarily due to increased amortization expense, as well as the impact of reduced sales orders during the fourth quarter.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

				Percentage change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues:
Service	$22,982	$20,697	$20,588	11.0%	0.5%
McLane	50,998	51,907	52,607	(1.8)	(1.3)
Retailing	19,665	19,177	19,408	2.5	(1.2)
Pilot*	42,198	46,891	51,739	(10.0)	(9.4)
	$135,843	$138,672	$144,342
Pre-tax earnings:
Service	$2,702	$2,305	$2,995	17.2%	(23.0)%
McLane	676	634	455	6.6	39.3
Retailing	1,337	1,395	1,726	(4.2)	(19.2)
Pilot*	190	614	968	(69.1)	(36.6)
	$4,905	$4,948	$6,144
Pre-tax earnings as a percentage of revenues:
Service	11.8%	11.1%	14.5%
McLane	1.3	1.2	0.9
Retailing	6.8	7.3	8.9
Pilot*	0.5	1.3	1.9

——————

* Information for Pilot in 2023 is for the eleven months ended December 31. Pilot’s net earnings for the month ending January 31, 2023, were included in equity method earnings in other earnings on page K-54.

Service

Our service group includes NetJets and FlightSafety (aviation services), which offer shared ownership programs for general aviation aircraft and high technology training products and services to operators of aircraft, and TTI, a distributor of electronics components.

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

2025 versus 2024

Service group revenues were $23.0 billion in 2025, an increase of 11.0% compared to 2024, primarily attributable to higher revenues from aviation services (9.9%), IPS (24.2%) and TTI (12.3%). The revenue increase from aviation services reflected increases in the number of aircraft in shared aircraft ownership programs (6.9%) and in-flight hours across NetJets’ various programs (11.3%) and higher average rates. The increase at TTI reflected increasing customer demand in most geographic regions and cost-based price increases. The increase at IPS was attributable to growth in life sciences and data center design, construction management and other construction consulting services.

Service group pre-tax earnings increased 17.2% in 2025 compared to 2024, primarily attributable to aviation services and TTI. Pre-tax earnings as a percentage of revenues rose 0.7 percentage points in 2025 to 11.8% compared to 2024. The earnings increase from aviation services was primarily attributable to increased revenues, partially offset by higher flight crew and instructor costs and higher maintenance, fuel and depreciation expenses, as well as increased government contract losses. The TTI earnings increase reflected higher revenues and improved operating expense leverage, partially offset by increased cost of sales.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

2024 versus 2023

Service group revenues were $20.7 billion in 2024, a slight increase compared to 2023, reflecting revenue increases from aviation services and IPS, partially offset by lower revenues from TTI and XTRA. Aviation services revenues increased 9.1% in 2024, while IPS revenues increased 14.4%. The aviation services increase was primarily due to an increase in the number of aircraft in shared aircraft ownership programs and increases in flight hours across NetJets’ various programs. The increase at IPS was primarily due to increased project volume.

TTI revenues declined 10.0% in 2024 compared to 2023. Sales in 2024 declined across most regions, markets and product lines, attributable to excess inventory levels within supply chains, which contributed to lower sales volumes and pricing pressures. The decline at XTRA was due to fewer units on lease.

Service group pre-tax earnings declined 23.0% in 2024 compared to 2023, primarily attributable to TTI, aviation services and XTRA. Pre-tax earnings as a percentage of revenues fell 3.4 percentage points in 2024 to 11.1% compared to 2023. Earnings from TTI declined 51.0% in 2024 compared to 2023, reflecting the impact of lower sales and price competition, which contributed to reduced gross sales margin rates, and higher selling, general and administrative expenses. Earnings from aviation services declined 10.9% in 2024 versus 2023, primarily attributable to increased cost of services and leasing, driven by higher flight crew, maintenance, fuel and depreciation expense, as well as increased impairment charges. The decline at XTRA was primarily due to lower revenues and increased costs.

McLane

McLane Company, Inc. (“McLane”) operates a wholesale distribution business that provides grocery and non-food consumer products to retailers and convenience stores (“retail”) and to restaurants (“restaurant”). McLane also operates businesses that are wholesale distributors of distilled spirits, wine and beer (“beverage”). McLane’s retail and restaurant businesses generate very high sales volumes and low profit margins.

2025 versus 2024

McLane’s revenues declined $909 million (1.8%) in 2025 compared to 2024, reflecting one less week in its fiscal year, lower volumes and higher prices attributable to inventory cost inflation. McLane’s pre-tax earnings increased $42 million (6.6%) in 2025 compared to 2024, with earnings increasing in the retail business and declining in the restaurant and beverage businesses.

2024 versus 2023

McLane’s revenues declined 1.3% in 2024 compared to 2023, reflecting lower restaurant business sales (5.7%) and increased retail business sales (1.0%). The decline in restaurant sales was partially attributable to changing consumer preferences for dining at restaurants and quick-service restaurants, partially offset by impacts of price inflation. McLane’s pre-tax earnings increased $179 million (39.3%) in 2024 compared to 2023 reflecting an increase in gross margin rates, which more than offset the impacts of lower sales and higher selling, general and administrative expenses.

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

Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad (“Louis”), a retailer of motorcycle accessories based in Germany. Pilot, which we view as primarily a retailing business, is addressed separately since it is deemed a segment for financial reporting purposes.

2025 versus 2024

Retailing group revenues increased 2.5% to $19.7 billion, while pre-tax earnings declined $58 million (4.2%) in 2025 compared to 2024. With the exception of NFM, our retailing businesses generated flat or lower earnings in 2025 compared to the prior year.

Management’s Discussion and Analysis

Manufacturing, Service and Retailing

BHA’s revenues increased 4.2% in 2025 compared to 2024, due to a 4.5% increase in new and pre-owned vehicle sales revenues, primarily due to increased new units sold, higher average prices and changes in sales mix. BHA’s finance/service contract revenues also increased 5.8%, while parts/service/repair operations revenues increased 2.2% in 2025 compared to 2024. BHA’s pre-tax earnings decreased 0.6% in 2025 compared to 2024, attributable to lower gross profit margins and higher selling, general and administrative expenses, partly offset by earnings increases from parts/service/repair and finance/service contract operations.

Aggregate revenues of our other retailing businesses declined 1.1% in 2025 compared to 2024. Several of these businesses experienced sluggish customer demand in 2025, attributable to a combination of increased competition and the impacts of higher economic uncertainty and changes in consumer confidence. Aggregate pre-tax earnings for the remainder of our retailing group declined $53 million in 2025 compared to 2024, generally reflecting lower gross margins and higher restructuring costs, partially offset by lower selling, general and administrative expenses.

2024 versus 2023

Retailing group revenues declined 1.2% to $19.2 billion in 2024 compared to 2023. Except for BHA and Louis, each of our retailing businesses experienced revenue declines in 2024 compared to 2023. BHA vehicle sales revenues increased 0.5% in 2024 versus 2023, reflecting an increase in new vehicle unit sales of 7.9% and a decline in pre-owned unit sales of 2.0%. Further, average vehicle selling prices were lower in 2024 versus 2023, attributable to increased inventory availability and product mix changes. Revenues of the home furnishings businesses declined 6.4% in 2024 versus 2023, primarily attributable to lower sales volumes and increased price competition. Also, combined revenues of our other retail businesses declined 5.8% in 2024 compared to 2023, attributable to increased competition and sluggish consumer demand.

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

Pilot

Pilot Travel Centers (“Pilot”) operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S.

2025 versus 2024

Pilot’s revenues declined $4.7 billion (10.0%) in 2025 from 2024, primarily attributable to significant volume reductions from bulk fuel sales and fuel trading activities, as well as lower average fuel prices and wholesale fuel volumes. These declines were partially offset by increased retail fuel volumes.

Pilot’s pre-tax earnings declined $424 million (69.1%) in 2025 compared to 2024. Earnings in 2025 were negatively impacted by lower wholesale fuel and in-store gross margins and higher selling, general and administrative expenses, primarily due to higher employee compensation and benefits, insurance and maintenance costs, as well as by charges from adjustments to certain fuel-related balance sheet accounts. These effects were partially offset by lower interest expense, primarily attributable to reduced borrowing levels, and gains from asset dispositions. Pilot’s borrowings, which are from certain Berkshire insurance subsidiaries, were $3.7 billion at December 31, 2025.

2024 versus 2023

Pilot’s revenues declined $9.9 billion (17.4%) in 2024 compared to the full year 2023. The decline was primarily attributable to lower average fuel prices and a decline in volumes from non-core fuel activities.

Pilot’s pre-tax earnings declined $442 million (41.9%) in 2024 compared to the full year 2023. Gross sales margins declined 4.3% in 2024 compared to the full year 2023, attributable to lower diesel margins from lower price volatility. Selling, general and administrative expenses increased 10.3% in 2024 compared to the full year 2023, reflecting increased depreciation and amortization expenses, as well as labor, marketing and maintenance costs. Interest expense declined 30.9% in 2024 compared to the full year 2023, attributable to reduced borrowings and lower rates. In March 2024, Pilot borrowed $5.7 billion from certain Berkshire insurance subsidiaries and repaid its then outstanding third-party borrowings.

Management’s Discussion and Analysis

Investment Gains (Losses)

A summary of investment gains (losses) follows (dollars in millions).

	2025	2024	2023
Investment gains (losses)	$39,078	$52,799	$74,855
Income taxes and noncontrolling interests	8,341	11,241	15,982
Net earnings (loss)	$30,737	$41,558	$58,873
Effective income tax rate	21.3%	21.2%	21.3%

Unrealized gains and losses arising from changes in market prices of our investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings due to the size of our equity securities portfolio and the inherent volatility of equity securities prices. Unrealized gains and losses on our investments in equity securities also include the effects of changes in foreign currency exchange rates on investments in non-U.S. issuers that are held by our U.S.-based subsidiaries.

Pre-tax investment gains and losses included net unrealized gains of $40.0 billion in 2025, $49.3 billion in 2024 and $69.1 billion in 2023, attributable to changes in market prices during each year on equity securities we held at the end of each year. We also recorded pre-tax gains and losses from market value changes during each year on equity securities sold during the year, including net losses of $18 million in 2025 and net gains of $3.5 billion in 2024 and $2.7 billion in 2023. Taxable investment gains on equity securities sold, which are generally the difference between sales proceeds and the original cost basis of the securities sold, were $23.7 billion in 2025, $101.1 billion in 2024 and $5.0 billion in 2023. Investment gains in 2023 included a non-cash pre-tax gain of approximately $3.0 billion related to the remeasurement of our pre-existing interest in Pilot to fair value through the application of acquisition accounting upon attaining control of Pilot for financial reporting purposes.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings (losses) follows (in millions).

	2025		2024	2023
Investment income	$3,566		$1,445	$959
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(642)		1,151	211
Goodwill impairment losses	(1,555)		(399)	—
Equity method earnings	900	*	1,519	1,750
Acquisition accounting expenses	(528)		(531)	(693)
Other earnings (losses)	(128)		(271)	(652)
	$1,613		$2,914	$1,575

——————

* Excludes other-than-temporary impairment losses on investments in Kraft Heinz of $3.76 billion and Occidental of $4.50 billion. See Note 5 to the Consolidated Financial Statements.

Investment income includes corporate interest income and dividend income not allocated to operating businesses. After-tax corporate investment income increased $2.1 billion in 2025 compared to 2024 and $486 million in 2024 compared to 2023, primarily due to increased investments in U.S. Treasury Bills, which derived largely from capital distributions from Berkshire subsidiaries.

Foreign currency exchange rate gains and losses on Berkshire’s and BHFC’s senior notes represent the effects of changes in foreign currency exchange rates recognized in earnings from the periodic revaluation of non-U.S. Dollar denominated senior note liabilities into U.S. Dollars. The gains and losses recorded in any given period can be significant due to the size of the borrowings and the inherent volatility in foreign currency exchange rates.

Management’s Discussion and Analysis

Other

The goodwill impairment losses recorded in 2025 and 2024 derived from Berkshire’s past business acquisitions. The impairment losses in 2025 related to certain building products, consumer products and retailing businesses, whereas the losses in 2024 related to certain services and consumer products businesses. After-tax equity method investment earnings shown in the preceding table declined $619 million in 2025 compared to 2024, primarily due to lower earnings from Occidental and, to a lesser extent, Kraft Heinz. After tax equity method investment earnings declined $231 million in 2024 compared to 2023, primarily due to lower earnings from Kraft Heinz and the inclusion of Pilot for the month of January 2023.

Acquisition accounting expenses include charges arising from the application of the acquisition method of accounting in connection with certain of Berkshire’s past business acquisitions. These charges are primarily from the amortization of intangible assets recorded in connection with those acquisitions. Other earnings and losses primarily include unallocated corporate general and administrative expenses, interest expense, income tax expense and interest income on certain intercompany loans.

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at December 31, 2025 was $717.4 billion, an increase of $68.1 billion since December 31, 2024. Net earnings attributable to Berkshire shareholders were $67.0 billion for 2025 and included after-tax investment gains of approximately $30.7 billion and after-tax impairment losses of $8.3 billion on our equity method investments. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Berkshire’s Chief Executive Officer after consultation with the Chairman of the Board. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases in 2025.

At December 31, 2025, our insurance and other businesses held cash, cash equivalents and U.S. Treasury Bills (net of payables for unsettled purchases) of $369.0 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $315.6 billion. During 2025, we paid $16.9 billion to acquire equity securities and we received $30.7 billion from sales of equity securities.

Excluding borrowings of BHE and BNSF, our borrowings at December 31, 2025 were $45.8 billion, predominantly issued by Berkshire and BHFC. Berkshire’s outstanding debt at December 31, 2025 was $22.7 billion, an increase of $1.6 billion from December 31, 2024. At various dates in 2025, Berkshire issued approximately ¥451.6 billion (approximately $3.0 billion) of senior notes. The borrowings have interest rates ranging from 1.35% to 3.12% and maturity dates ranging from 2028 to 2055. In 2025, Berkshire repaid approximately $1.9 billion of maturing debt. Additionally, the carrying value of Berkshire’s non-U.S. Dollar denominated debt increased approximately $500 million in 2025 due to changes in foreign currency exchange rates.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.3 billion at December 31, 2025, an increase of $347 million from December 31, 2024, primarily due to the impact of changes in foreign currency exchange rates. BHFC’s borrowings are used to fund a portion of loans originated and acquired by Clayton Homes and equipment held for lease by Marmon’s railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $24.1 billion as of December 31, 2025, an increase of $565 million from December 31, 2024. In 2025, BNSF issued $1.85 billion of debentures due in 2056 with a weighted average interest rate of 5.65% and repaid $1.3 billion of term debt.

BHE’s aggregate borrowings were approximately $59.3 billion at December 31, 2025, an increase of $2.9 billion from December 31, 2024. In 2025, BHE subsidiaries issued $4.3 billion of term debt with a weighted average interest rate of 6.2% and maturity dates ranging from 2035 to 2056. In 2025, BHE and its subsidiaries repaid term debt of $2.7 billion and increased short-term borrowings by approximately $875 million. In 2026, BHE subsidiaries issued $1.5 billion of term debt with a weighted average interest rate of 6.4% and maturity dates ranging from 2029 to 2056. Berkshire does not guarantee the repayment of any borrowings of BNSF, BHE or their subsidiaries.

Management’s Discussion and Analysis

Financial Condition

In 2025, our diverse group of businesses generated net operating cash flows of $46.0 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $20.9 billion in 2025, which included capital expenditures of $14.4 billion by BNSF and BHE. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures in 2026 of approximately $15 billion. On January 2, 2026, Berkshire acquired Occidental’s chemicals business (“OxyChem”) for approximately $9.5 billion.

Contractual Obligations

We are party to contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Our annual debt maturities for the next five years are summarized in Note 19 to the Consolidated Financial Statements. We also currently expect to pay interest on our debt ranging from $4.9 billion in 2026 to $4.3 billion in 2030 based on borrowings outstanding at December 31, 2025. Certain other obligations are included in our Consolidated Balance Sheets, such as operating lease liabilities and shared aircraft repurchase liabilities of NetJets. Estimated payments of these liabilities in each of the next five years are as follows: $2.0 billion in 2026; $2.1 billion in 2027; $2.4 billion in 2028; $2.1 billion in 2029; and $2.3 billion in 2030.

We are also obligated to pay claims arising from our property and casualty insurance companies. Such liabilities, including amounts from retroactive reinsurance, were approximately $152 billion at December 31, 2025. In 2025, our loss and LAE payments for occurrences prior to 2025 were approximately $30 billion. Our forecasted claim payments in 2026 are currently expected to exceed $30 billion with respect to claims occurring prior to 2026. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events and can be highly uncertain. Actual payments will likely vary, perhaps materially, from forecasted payments. We anticipate that claims payments will be funded by operating cash flows.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. As of December 31, 2025, the largest categories of our long-term contractual obligations primarily related to fuel, capacity, transmission and maintenance contracts and capital expenditure commitments of BHE and BNSF, aircraft purchase commitments of NetJets and commitments to purchase certain materials. We currently estimate future payments associated with these contracts over the next five years will approximate $25 billion, including $10 billion in 2026.

Critical Accounting Estimates

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in our Consolidated Financial Statements. Such estimates and judgments necessarily involve varying and significant degrees of uncertainty. Accordingly, certain amounts currently recorded in our Consolidated Financial Statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2025 follows.

Property and casualty insurance unpaid losses

We record liabilities for unpaid losses and LAE (also referred to as “gross unpaid losses” or “claim liabilities”) based upon estimates of the ultimate amounts payable for loss events occurring on or before the balance sheet date. The timing and amount of ultimate loss payments are contingent upon, among other things, the timing of claim reporting from insureds and ceding companies and the final determination of the loss amount through the loss adjustment and settlement process.

As of the balance sheet date, recorded claim liabilities include estimates for reported claims and for incurred-but-not-reported (“IBNR”) claims. In this discussion, the period between the loss occurrence date and loss settlement date is referred to as the “resolution period.” Property claims typically have relatively short resolution periods, while casualty claims usually have longer resolution periods, occasionally extending for decades. Casualty claims are more susceptible to litigation and the potential adverse impacts of the judicial processes and extraordinary jury awards.

Our consolidated claim liabilities, including liabilities from retroactive reinsurance contracts, as of December 31, 2025 were approximately $152 billion, of which approximately 75% related to GEICO and the Berkshire Hathaway Reinsurance Group. Additional information regarding significant uncertainties inherent in the processes and techniques for estimating unpaid losses of these businesses follows.

Management’s Discussion and Analysis

Critical Accounting Estimates

Property and casualty insurance unpaid losses

GEICO

GEICO predominantly writes private passenger automobile insurance. As of December 31, 2025, GEICO’s gross claim liabilities were $27.5 billion, and $26.6 billion, net of reinsurance. GEICO’s claim reserving methodologies produce liability estimates based upon the individual claims. The key assumptions affecting our liability estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”). A combination of several actuarial estimation methods, including Bornhuetter-Ferguson, chain-ladder methodologies and claim closure models are utilized.

The aggregate claim liability estimates recorded at the end of 2024 were reduced by $957 million during 2025, which produced a corresponding increase to pre-tax earnings. The assumptions used to estimate liabilities at December 31, 2025 reflect the most recent frequency and severity estimates. Future development of recorded liabilities will depend on whether actual frequency and severity of claims are more or less than anticipated.

With respect to liabilities for bodily injury (“BI”) claims, we believe it is reasonably possible that average claims severities will change by at least one percentage point from the projected severities used in establishing the recorded liabilities at December 31, 2025. A one percentage point increase or decrease in BI severities could produce a $290 million increase or decrease in recorded liabilities, with a corresponding decrease or increase in pre-tax earnings. Many of the economic forces that would likely cause BI severity to differ from expectations would likely also cause severities for other injury coverages to differ in the same direction.

Berkshire Hathaway Reinsurance Group

BHRG’s property and casualty claims arise from a diverse portfolio of reinsurance contracts underwritten across multiple entities through the NICO, General Re and TransRe Groups. A summary of BHRG’s property and casualty unpaid losses and LAE, other than retroactive reinsurance unpaid losses and LAE, as of December 31, 2025 follows (in millions).

	Property	Casualty	Total
Case liabilities	$6,990	$11,374	$18,364
IBNR liabilities	8,740	24,823	33,563
Gross unpaid losses and LAE	15,730	36,197	51,927
Reinsurance recoverable	688	1,323	2,011
Net unpaid losses and LAE	$15,042	$34,874	$49,916

Gross unpaid losses and LAE consist primarily of traditional property and casualty coverages written under excess-of-loss and quota-share treaties. Under certain contracts, coverage can apply to multiple lines of business written and the ceding company may not report loss data by such lines consistently, if at all. In those instances, we judgmentally allocate losses to property and casualty coverages based on internal estimates.

The nature, extent, timing and perceived reliability of loss information received from ceding companies varies widely depending on the type of coverage and the contractual reporting terms. Reinsurance contract (or policy) terms, conditions and coverages also tend to lack standardization and may change relatively quickly compared to primary insurance policies.

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

Establishing claim liability estimates for reinsurance requires evaluation of loss information received from our clients. While we generally rely on the ceding companies’ reported case loss estimates, we sometimes use our own case liability estimate, if deemed appropriate. As of December 31, 2025, our case loss estimates exceeded ceding company estimates by approximately $1.1 billion. We also periodically conduct detailed reviews of individual client claims, which may cause us to adjust our case estimates.

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

Our claim liability estimation process for lines with shorter resolution periods, primarily property exposures, utilizes a combination of the paid and incurred loss development methods and the incurred and paid loss Bornhuetter-Ferguson methods. Certain property, individual risk and aviation excess-of-loss contracts tend to generate low frequency/high severity losses. Our processes and techniques for estimating liabilities under such contracts generally rely more on a per contract assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses.

For claims with longer resolution periods, primarily casualty exposures, we may rely on different methods depending on the maturity of the business, with estimates for the most recent years being based on pricing loss expectations and more mature years reflecting the paid or incurred development pattern indications.

In 2025, we reduced estimated ultimate pre-2025 accident years’ claim liabilities by $1.1 billion. This net reduction includes $1.5 billion attributable to lower-than-expected reported property losses, partially offset by increased estimates for casualty claim liabilities. The net reduction produced a corresponding increase in pre-tax earnings.

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

BHRG’s property and casualty unpaid loss and loss adjustment expenses could be materially higher or lower than the liabilities as of December 31, 2025 due to the inherent uncertainty of determining ultimate claims costs for claims that have occurred or will be deemed to have occurred as of the balance sheet date. We currently believe, however, that significant upward revisions of claim estimates are more likely for casualty claims, given longer resolution periods and evolving inflation, legal, judicial and mass tort risks, including the manifestation of new forms of claims that were not contemplated when the policies were written. We believe a five percent increase in BHRG’s casualty claim liabilities over time is reasonably possible, although this should not be viewed as a worst-case scenario given the risks identified. An increase of this magnitude to our gross liabilities for casualty claims at December 31, 2025 could produce an increase in casualty liabilities of about $1.8 billion, with a corresponding decrease to pre-tax earnings.

Retroactive reinsurance

Our retroactive reinsurance contracts indemnify insurance losses from events occurring before the contract inception dates. Claim liabilities associated with these contracts predominately pertain to casualty or liability exposures and we expect the resolution periods will be very long. At December 31, 2025, gross unpaid losses were $31.0 billion.

Our contracts are generally subject to maximum limits of indemnification and, as such, we currently expect that the aggregate remaining losses payable under our policies will not exceed $46 billion. While ultimate claims will be affected by judicial and legislative changes affecting asbestos, environmental or mass tort exposures, we currently believe it unlikely that losses will increase to the maximum or decline by more than 15% of our estimated gross claims liability as of December 31, 2025.

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

Certain of our contracts include asbestos and environmental, as well as other mass tort exposures. Our estimated liabilities for asbestos and environmental exposures were approximately $11.1 billion at December 31, 2025. Ceding companies do not consistently provide reliable and detailed underlying claims data, particularly with respect to multi-line or aggregate excess-of-loss policies. When possible, we conduct detailed analyses of the underlying loss data in making an estimate of ultimate remaining claims liabilities. When detailed loss information is unavailable, we may apply recent industry trends and projections to aggregate client data. Judgments in these areas necessarily consider the stability of the legal and regulatory environment under which we expect claims will be adjudicated. Legal reform and legislation and judicial rulings could also have a significant impact on our ultimate liabilities.

Overall, we increased estimated ultimate liabilities for prior year retroactive reinsurance contracts by $261 million in 2025, primarily for asbestos, environmental and other casualty exposures. This increase, including the changes in deferred charge assets, had an insignificant impact on underwriting earnings.

Deferred charges for retroactive reinsurance contracts, which at the inception dates of the contracts, represent the excess of the estimated ultimate liability for unpaid losses over premiums received. Deferred charges are subsequently adjusted based on the changes to expected ultimate liabilities and the timing of actual and expected future loss payments. Deferred charge assets were $8.1 billion at December 31, 2025. We estimate that deferred charge assets will decline approximately $800 million in 2026, producing a corresponding charge to pre-tax earnings.

Other Critical Accounting Estimates

Our Consolidated Balance Sheet at December 31, 2025 includes goodwill of acquired businesses of $83.1 billion and indefinite-lived other intangible assets of $18.9 billion. We evaluate these assets for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more likely than not there has been an impairment.

Goodwill and indefinite-lived intangible asset impairment reviews include estimating the fair values of our reporting units and of indefinite-lived intangible assets. Several methods may be used to estimate fair values, including market quotations, multiples of earnings and other valuation techniques, such as discounted projected future earnings or cash flow methods. The key assumptions and inputs used in fair value determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs.

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

As of December 31, 2025, we concluded that more-likely-than not, the goodwill recorded in our Consolidated Balance Sheet was not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on market and economic conditions, as well as events affecting our businesses or the industries in which they operate, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements.

Management’s Discussion and Analysis

Critical Accounting Estimates

Other Critical Accounting Estimates

In connection with the annual goodwill impairment review conducted in the fourth quarter of 2025, our estimated fair values of four reporting units did not exceed our carrying values by at least 20%. The largest unit was Pilot, which had an estimated fair value of approximately $20.2 billion and a carrying value of $18.7 billion, including goodwill of $6.5 billion. The remaining three other reporting units had an aggregate estimated fair value of approximately $7.5 billion, which approximated our carrying values, including goodwill of $2.7 billion at December 31, 2025.

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

Equity Price Risk

Investments in equity securities represent the most significant portion of our consolidated investment portfolio. Strategically, we strive to invest in businesses that possess excellent economics and management, and we prefer to invest a meaningful amount in each company. Historically, our investments have been concentrated in relatively few issuers. At December 31, 2025, approximately 65% of the aggregate fair value of our investments in equity securities was concentrated in five companies.

We often hold our investments for long periods and short-term price volatility has occurred in the past and will occur in the future. We also maintain significant levels of shareholder capital and ample liquidity to provide a margin of safety against short-term price volatility.

The following table summarizes our investments in equity securities, excluding our investments in Kraft Heinz and Occidental common stocks that are accounted for under the equity method, and the estimated effects of a hypothetical 30% increase and a 30% decrease in market prices as of December 31, 2025 and 2024. The selected 30% hypothetical increase and decrease does not represent the best- or worst-case scenario. Indeed, results from declines could be far worse due both to the nature of equity markets and the concentrations existing in our investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Estimated Increase (Decrease) in Net Earnings (1)
December 31, 2025
Investments in equity securities	$297,778	30% increase	$384,849	$68,687
		30% decrease	210,866	(68,562)
December 31, 2024
Investments in equity securities	$271,588	30% increase	$351,020	$62,615
		30% decrease	192,323	(62,483)

——————

(1)
The estimated increase (decrease) is after income taxes.

Management’s Discussion and Analysis

Market Risk Disclosures

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

The following table summarizes the estimated effects of hypothetical changes in interest rates on our significant assets and liabilities that are subject to significant interest rate risk. We assumed that the interest rate changes occur immediately and uniformly to each category of instrument and that there were no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in interest rates do not reflect the best- or worst-case scenarios. Actual results may differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value After Hypothetical Change in Interest Rates (bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2025
Assets:
Investments in fixed maturity securities	$17,816	$17,953	$17,684	$17,559	$17,439
Investments in equity securities*	8,805	9,095	8,536	8,277	8,030
Loans and finance receivables	30,532	31,815	29,324	28,215	27,186
Liabilities:
Notes payable and other borrowings:
Insurance and other	40,924	43,981	38,285	35,994	33,991
Railroad, utilities and energy	76,803	84,025	68,744	62,816	57,751

December 31, 2024
Assets:
Investments in fixed maturity securities	$15,364	$15,503	$15,220	$15,086	$14,958
Investments in equity securities*	8,429	8,743	8,142	7,864	7,597
Loans and finance receivables	27,579	28,774	26,476	25,455	24,508
Liabilities:
Notes payable and other borrowings:
Insurance and other	40,181	43,345	37,467	35,122	33,082
Railroad, utilities and energy	72,506	80,339	65,916	60,332	55,565

——————

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

Management’s Discussion and Analysis

Market Risk Disclosures

Foreign Currency Risk

Our net assets subject to financial statement translation into U.S. Dollars are primarily in our insurance, utilities and energy and certain manufacturing subsidiaries. A portion of our financial statement translation-related impact from changes in foreign currency exchange rates is recorded in other comprehensive income. In addition, we include gains or losses from changes in foreign currency exchange rates in net earnings related to non-U.S. Dollar denominated assets and liabilities of Berkshire and its U.S.-based subsidiaries. A summary of these gains (losses), after-tax, for each of the years ending December 31, 2025 and 2024 follows (in millions).

	2025	2024
Non-U.S. Dollar denominated debt included in net earnings	$(642)	$1,151
Net liabilities under certain reinsurance contracts included in net earnings	(351)	136
Foreign currency translation included in other comprehensive income	1,502	(1,646)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page K-64.

Berkshire Hathaway Inc.

February 28, 2026

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Berkshire Hathaway Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Given the subjectivity of estimating these key assumptions, performing audit procedures to evaluate whether certain of these claim liabilities were appropriately recorded as of December 31, 2025 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Given the subjectivity of estimating these key assumptions, performing audit procedures to evaluate whether certain of these claim liabilities were appropriately recorded as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

February 28, 2026

We have served as the Company’s auditor since 1985.

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2025	2024
Assets:
Insurance and Other:
Cash and cash equivalents*	$47,719	$44,333
Short-term investments in U.S. Treasury Bills**	321,434	286,472
Investments in fixed maturity securities	17,816	15,364
Investments in equity securities	297,778	271,588
Equity method investments	19,978	31,134
Loans and finance receivables	29,836	27,798
Other receivables	44,331	43,887
Inventories	24,424	24,008
Property, plant and equipment	31,885	30,071
Equipment held for lease	18,535	17,828
Goodwill	55,945	56,860
Other intangible assets	33,802	34,638
Deferred charges - retroactive reinsurance	8,104	8,797
Other	24,413	24,994
	976,000	917,772
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,158	3,396
Receivables	4,387	4,503
Property, plant and equipment	184,740	175,030
Goodwill	27,129	27,020
Regulatory assets	4,821	5,349
Other	20,941	20,811
	246,176	236,109
Total assets	$1,222,176	$1,153,881

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $17.6 billion at December 31, 2025 and $14.4 billion at December 31, 2024.

** Includes unsettled purchases of U.S. Treasury Bills of $167 million and $12.8 billion at December 31, 2025 and 2024, respectively. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2025	2024
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$120,713	$115,151
Unpaid losses and loss adjustment expenses - retroactive reinsurance	31,048	32,443
Unearned insurance premiums	31,339	30,808
Life, annuity and health insurance benefits	17,890	17,616
Other insurance policyholder liabilities	10,312	10,703
Accounts payable, accruals and other liabilities	38,019	37,489
Payable for purchase of U.S. Treasury Bills	167	12,769
Aircraft repurchase liabilities and unearned lease revenues	10,686	9,356
Notes payable and other borrowings	45,763	44,885
	305,937	311,220
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	19,250	18,226
Regulatory liabilities	7,013	7,033
Notes payable and other borrowings	83,318	79,877
	109,581	105,136
Income taxes, principally deferred	86,955	85,870
Total liabilities	502,473	502,226
Shareholders’ equity:
Common stock at par value	8	8
Capital in excess of par value	35,612	35,665
Accumulated other comprehensive income	(2,448)	(3,584)
Retained earnings	763,186	696,218
Treasury stock, at cost	(78,939)	(78,939)
Berkshire shareholders’ equity	717,419	649,368
Noncontrolling interests	2,284	2,287
Total shareholders’ equity	719,703	651,655
Total liabilities and shareholders’ equity	$1,222,176	$1,153,881

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Insurance and Other:
Insurance premiums earned	$88,902	$88,257	$83,403
Sales and service revenues	199,524	202,334	207,148
Leasing revenues	10,034	9,227	8,416
Interest, dividend and other investment income	23,261	21,825	15,764
	321,721	321,643	314,731
Railroad, Utilities and Energy:
Railroad transportation revenues	23,330	23,355	23,791
Utility and energy operating revenues	21,856	21,518	21,232
Service revenues and other income	4,537	4,917	4,728
	49,723	49,790	49,751
Total revenues	371,444	371,433	364,482

Investment gains (losses)	39,078	52,799	74,855

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	57,307	56,186	57,187
Life, annuity and health insurance benefits	4,379	3,858	4,029
Insurance underwriting expenses	17,756	16,808	15,270
Cost of sales and services	160,062	163,642	169,281
Cost of leasing	7,685	7,069	6,037
Selling, general and administrative expenses	29,735	25,642	25,458
Interest expense	1,329	1,594	1,671
	278,253	274,799	278,933
Railroad, Utilities and Energy:
Freight rail transportation expenses	15,366	15,965	16,464
Utilities and energy cost of sales and other expenses	16,959	16,984	18,399
Other expenses	4,155	4,343	4,016
Interest expense	3,740	3,606	3,332
	40,220	40,898	42,211
Total costs and expenses	318,473	315,697	321,144
Earnings before income taxes and equity method earnings	92,049	108,535	118,193
Equity method earnings (losses)	(9,590)	1,841	1,973
Earnings before income taxes	82,459	110,376	120,166
Income tax expense	15,199	20,815	23,019
Net earnings	67,260	89,561	97,147
Earnings attributable to noncontrolling interests	292	566	924
Net earnings attributable to Berkshire shareholders	$66,968	$88,995	$96,223
Net earnings per average equivalent Class A share	$46,563	$61,900	$66,412
Net earnings per average equivalent Class B share*	$31.04	$41.27	$44.27
Average equivalent Class A shares outstanding	1,438,223	1,437,720	1,448,880
Average equivalent Class B shares outstanding	2,157,335,139	2,156,580,296	2,173,319,709

——————

* Net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 22.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net earnings	$67,260	$89,561	$97,147
Other comprehensive income:
Unrealized gains (losses) on investments	141	(82)	477
Applicable income taxes	(23)	9	(100)
Foreign currency translation	1,479	(1,500)	782
Applicable income taxes	32	(36)	(7)
Long-duration insurance contract discount rate changes	210	807	(237)
Applicable income taxes	(46)	(144)	49
Defined benefit pension plans	(800)	1,628	578
Applicable income taxes	174	(350)	(123)
Other, net	(21)	(162)	(101)
Other comprehensive income, net	1,146	170	1,318
Comprehensive income	68,406	89,731	98,465
Comprehensive income attributable to noncontrolling interests	302	557	953
Comprehensive income attributable to Berkshire shareholders	$68,104	$89,174	$97,512

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2022	$35,175	$(5,052)	$511,127	$(67,826)	$8,257	$481,681
Net earnings	—	—	96,223	—	924	97,147
Other comprehensive income, net	—	1,289	—	—	29	1,318
Acquisitions of common stock	—	—	—	(8,976)	—	(8,976)
Transactions with noncontrolling interests	(687)	—	—	—	(2,974)	(3,661)
Balance at December 31, 2023	34,488	(3,763)	607,350	(76,802)	6,236	567,509
Net earnings	—	—	88,995	—	566	89,561
Adoption of ASU 2023-02	—	—	(127)	—	—	(127)
Other comprehensive income, net	—	179	—	—	(9)	170
Acquisitions of common stock	—	—	—	(2,918)	—	(2,918)
Transactions with noncontrolling interests	1,185	—	—	781	(4,506)	(2,540)
Balance at December 31, 2024	35,673	(3,584)	696,218	(78,939)	2,287	651,655
Net earnings	—	—	66,968	—	292	67,260
Other comprehensive income, net	—	1,136	—	—	10	1,146
Transactions with noncontrolling interests	(53)	—	—	—	(305)	(358)
Balance at December 31, 2025	$35,620	$(2,448)	$763,186	$(78,939)	$2,284	$719,703

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$67,260	$89,561	$97,147
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(39,078)	(52,799)	(74,855)
Depreciation and amortization	13,476	12,855	12,486
Discount accretion on investments, principally U.S. Treasury Bills	(11,964)	(11,349)	(5,510)
Equity method investment impairment losses	10,681	—	—
Other	3,239	(892)	(513)
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	3,088	2,173	2,628
Deferred charges - retroactive reinsurance	693	698	375
Unearned insurance premiums	432	376	1,854
Receivables and originated loans	(2,426)	626	(1,949)
Other assets	(861)	(206)	98
Other liabilities	429	(2,288)	2,570
Income taxes	1,000	(8,163)	14,865
Net cash flows from operating activities	45,969	30,592	49,196
Cash flows from investing activities:
Purchases of equity securities	(16,923)	(9,237)	(16,462)
Sales of equity securities	30,686	143,359	40,631
Purchases of U.S. Treasury Bills and fixed maturity securities	(586,129)	(526,842)	(235,007)
Sales of U.S. Treasury Bills and fixed maturity securities	44,769	48,462	52,302
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	503,954	353,538	153,201
Acquisitions of businesses, net of cash acquired	(1,074)	(396)	(8,604)
Purchases of property, plant and equipment and equipment held for lease	(20,927)	(18,976)	(19,409)
Other	1,157	(195)	685
Net cash flows from investing activities	(44,487)	(10,287)	(32,663)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	3,071	5,528	2,133
Repayments of borrowings of insurance and other businesses	(3,050)	(7,796)	(6,027)
Proceeds from borrowings of railroad, utilities and energy businesses	6,101	7,658	5,684
Repayments of borrowings of railroad, utilities and energy businesses	(3,974)	(4,151)	(5,284)
Changes in short-term borrowings, net	878	(3,059)	2,407
Acquisitions of treasury stock	—	(2,918)	(9,171)
Other, principally transactions with noncontrolling interests	(793)	(5,622)	(4,147)
Net cash flows from financing activities	2,233	(10,360)	(14,405)
Effects of foreign currency exchange rate changes	478	(212)	116
Increase in cash and cash equivalents and restricted cash	4,193	9,733	2,244
Cash and cash equivalents and restricted cash at the beginning of the year	48,376	38,643	36,399
Cash and cash equivalents and restricted cash at the end of the year*	$52,569	$48,376	$38,643
* Cash and cash equivalents and restricted cash at the end of the year:
Insurance and Other	$47,719	$44,333	$34,268
Railroad, Utilities and Energy	4,158	3,396	3,754
Restricted cash included in other assets	692	647	621
	$52,569	$48,376	$38,643

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(1)
Significant accounting policies and practices
(a)
Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in numerous diverse business activities, including insurance and reinsurance, freight rail transportation, utilities and energy, manufacturing, service and retailing. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding Berkshire’s reportable business segments is contained in Note 26. Information concerning significant business acquisitions completed over the past three years appears in Note 2.

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

We continue to believe that reporting the railroad, utilities and energy subsidiaries separately in our Consolidated Balance Sheets and Consolidated Statements of Earnings is appropriate, given the relative significance of property, plant and equipment, capital expenditures and debt. Further, these subsidiaries are not supported by Berkshire debt guarantees or other financial commitments.

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

(d)
Investments in fixed maturity securities

We classify investments in fixed maturity securities on the acquisition date and at each balance sheet date. Securities classified as held-to-maturity are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Securities classified as trading are carried at fair value with changes in fair value reported in earnings. All other securities are classified as available-for-sale and are carried at fair value with the unrealized gain or loss recorded in accumulated other comprehensive income. We amortize the difference between the original cost and maturity value of a fixed maturity security to earnings using the interest method.

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(d)
Investments in fixed maturity securities

We record investment gains and losses on available-for-sale fixed maturity securities in earnings when the securities are sold. For available-for-sale securities in an unrealized loss position, we recognize a loss in earnings for the excess of amortized cost over fair value if we intend to sell the security before the price recovers. We record an allowance for credit losses, limited to the excess of amortized cost over fair value, with a corresponding charge to earnings if the present value of estimated expected cash flows is less than the present value of contractual cash flows. The allowance may be subsequently increased or decreased based on the prevailing facts and circumstances. The portion of the unrealized loss that is not related to a credit loss is recognized in accumulated other comprehensive income.

(e)
Investments in equity securities

We carry investments in equity securities at fair value and record the changes in fair values in the Consolidated Statements of Earnings as a component of investment gains and losses. Equity securities include certain common stock investments, in which we have elected the fair value option.

(f)
Investments under the equity method

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted or if the fair value option is elected.

We apply the equity method to investments in common stock and other investments when such investments possess substantially identical subordinated interests to common stock, and do not apply the equity method to investments that are not in-substance common stock as defined by GAAP. In applying the equity method, we increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record additional investments at cost and equity distributions received as reductions in the carrying value of the investment. If net losses reduce our carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if we have not committed to provide additional financial support to the investee. We include gains or losses on the disposition of equity method investments in earnings as a component of investment gains or losses.

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

Loans are considered delinquent when payments are more than 30 days past due. We place loans over 90 days past due on nonaccrual status and accrued but uncollected interest is reversed. Subsequent collections on the loans are first applied to the principal and interest due for the most delinquent amount. We resume interest income accrual once a loan is less than 90 days delinquent.

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

(h)
Other receivables

Other receivables include balances due from customers, insurance premiums receivable and reinsurance losses recoverable, as well as other receivables. Trade receivables, insurance premiums receivables and other receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination. Reinsurance recoverables are comprised of amounts ceded under reinsurance contracts or pursuant to mandatory government-sponsored insurance programs and arise from unpaid losses and loss adjustment expenses on property and casualty claims and benefits under life and health contracts. Receivables are stated net of estimated allowances for expected credit losses.

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

(j)
Inventories

Inventories consist of manufactured products, goods or products acquired for resale, materials and supplies and homes constructed for sale. Manufactured inventory costs include materials, direct and indirect labor and factory overhead. At December 31, 2025, we used the last-in-first-out (“LIFO”) method to value 30% of inventory balances, with the remainder primarily determined under first-in-first-out and average cost methods. Non-LIFO inventories are stated at the lower of cost or net realizable value. The excess of current or replacement costs over costs determined under LIFO was approximately $2.5 billion as of December 31, 2025 and $2.3 billion as of December 31, 2024.

(k)
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

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(k)
Property, plant and equipment and equipment held for lease

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

(l)
Leases

We are party to contracts where we lease property from others. When we lease assets from others, we record right-of-use assets and lease liabilities. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. In this regard, lease payments include fixed payments and variable payments that depend on an index or rate. The lease term is considered the non-cancellable lease period. Certain lease contracts contain renewal options or other terms that provide variable payments based on performance or usage. Options are not included in determining right-of-use assets or lease liabilities unless it is reasonably certain that options will be exercised. Generally, incremental borrowing rates are used in measuring lease liabilities. Right-of-use assets are subject to review for impairment. As permitted under GAAP, for some leases we do not separate lease components from non-lease components by class of asset. Additionally, we do not record assets or liabilities for leases with terms of one year or less.

(m)
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
(m)
Goodwill and other intangible assets

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

(n)
Revenue recognition

We earn insurance premiums on prospective property/casualty insurance and reinsurance contracts over the loss exposure or coverage period in proportion to the level of protection provided. We earn such premiums, in most cases ratably, over the term of the contract with unearned insurance premiums computed on a monthly or daily pro-rata basis. Premiums on retroactive property/casualty reinsurance contracts are normally received in full and are fully earned at the inception of the contracts, as the underlying loss events covered by the policies occurred prior to contract inception. Premiums for life reinsurance contracts are earned when due. Premiums for periodic payment annuity contracts are received in full and fully earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers. Premiums earned on contracts with experience-rating provisions reflect estimated loss experience under such contracts.

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

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(n)
Revenue recognition

The principal performance obligation under our freight rail transportation service contracts is to move freight from a point of origin to a point of destination. The performance obligations are represented by bills of lading which create a series of distinct services that have a similar pattern of transfer to the customer. The revenues for each performance obligation are based on various factors including the product being shipped, the origin and destination pair and contract incentives, which are outlined in various private rate agreements, common carrier public tariffs, interline foreign road agreements and pricing quotes. The transaction price is generally a per car/unit amount to transport railcars from a specified origin to a specified destination. Freight revenues are recognized over time as the service is performed because the customer simultaneously receives and consumes the benefits of the service. Revenues recognized represent the portion of the service completed as of the balance sheet date. Invoices for freight transportation services are generally issued to customers and paid within 30 days or less. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as reductions to revenue on a pro-rata basis based on actual or projected future customer shipments.

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

(o)
Losses and loss adjustment expenses (“losses and LAE”)

We record liabilities for unpaid insurance losses and LAE under property and casualty insurance and reinsurance contracts for loss events that have occurred on or before the balance sheet date. Such liabilities represent the undiscounted estimated ultimate payment amounts.

We base liability estimates on (1) loss reports from policyholders and cedents, (2) individual case estimates and (3) estimates of incurred but not reported losses. Losses and LAE in the Consolidated Statements of Earnings include paid claims and claim settlement costs and changes in estimated unpaid claim and settlement cost liabilities. Losses and LAE in the Consolidated Statements of Earnings are stated net of amounts recovered and estimates of amounts recoverable ceded under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

(p)
Retroactive reinsurance

We record liabilities for unpaid losses and LAE under short-duration retroactive reinsurance contracts consistent with property and casualty contracts described in Note 1(o). With respect to retroactive reinsurance contracts, we also record deferred charge assets at the inception of the contracts, representing the excess, if any, of the estimated ultimate claim liabilities over the premiums earned. We subsequently adjust deferred charge assets as of the balance sheet date based on changes in the estimated timing and amount of ultimate loss payments, with retrospective application to the inception of the contract using the interest method. The resulting changes in deferred charge assets are included as a component of insurance losses and LAE in the Consolidated Statements of Earnings.

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(q)
Insurance policy acquisition costs

Deferred policy acquisition costs are included in other assets and were approximately $4.8 billion at December 31, 2025 and $4.6 billion in 2024. We capitalize the direct incremental costs that relate to the successful sale of insurance contracts, such as commissions and brokerage costs, subject to ultimate recoverability. We expense other underwriting costs as incurred. For short-duration property and casualty insurance contracts, deferred policy acquisition costs are reflected in expenses over the contract term as the related premiums are earned. For long-duration life contracts, we expense deferred policy acquisition costs at a constant level based on the expected amount of insurance in-force and the expected term of the contract using the assumptions consistent with those used in determining related insurance liabilities.

(r)
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

(s)
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

Regulatory assets and liabilities are subsequently recognized in operating expenses and revenues over various future periods. Regulatory assets and liabilities are continually assessed for probable future inclusion in regulatory rates by considering factors such as applicable regulatory or legislative changes and recent rate orders received by other regulated entities. If future inclusion in regulatory rates ceases to be probable, the amount no longer probable of inclusion in regulatory rates is charged or credited to earnings (or other comprehensive income, if applicable) or returned to customers.

(t)
Foreign currency

The accounts of certain subsidiaries are measured using functional currencies other than the U.S. Dollar. Revenues and expenses in the financial statements of these subsidiaries are translated into U.S. Dollars at the average exchange rate for the period and assets and liabilities are translated at the exchange rate as of the end of the reporting period. The net effects of translating the financial statements of these subsidiaries are included in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity, including gains and losses from the remeasurement of assets and liabilities due to changes in currency exchange rates, are included in earnings.

Notes to Consolidated Financial Statements

(1)
Significant accounting policies and practices
(u)
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

(v)
Accounting pronouncements adopted in 2025

We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) in 2025 utilizing the retrospective application as permitted in the standard. ASU 2023-09 provides for enhanced income tax rate reconciliation and income taxes paid disclosures. See Note 20.

(w)
Accounting pronouncements to be adopted subsequent to December 31, 2025

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2026, with early adoption permitted.

(2)
Significant business acquisitions

Our long-held strategy is to acquire businesses that we believe possess consistent earning power, good returns on equity and able and honest management. Financial results attributable to business acquisitions are included in our Consolidated Financial Statements beginning on their respective acquisition dates.

On January 2, 2026, Berkshire completed its acquisition of Occidental Petroleum Corporation’s (“Occidental”) chemicals business (“OxyChem”) pursuant to a definitive agreement as of October 1, 2025. Consideration paid to Occidental on January 2 was approximately $9.5 billion, which is subject to adjustment pursuant to the terms of the agreement. Also pursuant to the agreement, Occidental retained OxyChem’s legacy environmental liabilities. OxyChem is a global manufacturer of basic chemicals, with applications in water treatment, pharmaceuticals, healthcare, construction and other industries.

Final determinations of the values of certain assets and liabilities of OxyChem are not completed due to the proximity of the acquisition date to the date of these Consolidated Financial Statements and the certain complexities inherent with the transaction. We preliminarily estimate the values of OxyChem assets and liabilities will approximate $10.8 billion and $1.3 billion, respectively, and that assets will primarily consist of property, plant and equipment, trade receivables, inventories, equity method investments and intangible assets. Goodwill is not expected to be material. We do not believe this acquisition will have a material impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(2)
Significant business acquisitions

On January 31, 2023, we acquired a 41.4% interest in Pilot Travel Centers LLC (“Pilot”) for approximately $8.2 billion, increasing our ownership interest to 80%. Accordingly, we began consolidating Pilot’s financial statements in our Consolidated Financial Statements. Prior to that time, we accounted for our 38.6% interest in Pilot under the equity method of accounting. In applying the acquisition method of accounting, we remeasured our previously held 38.6% investment in Pilot to fair value as of the acquisition date. We recognized a pre-tax non-cash remeasurement gain of approximately $3.0 billion in 2023 as investment gains, representing the excess of the fair value of that interest over the carrying value under the equity method.

(3)
Investments in fixed maturity securities

Investments in fixed maturity securities are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
U.S. Treasury, U.S. government corporations and agencies	$3,835	$14	$—	$3,849
Foreign governments	12,493	58	(9)	12,542
Corporate and other	1,197	232	(4)	1,425
	$17,525	$304	$(13)	$17,816
December 31, 2024
U.S. Treasury, U.S. government corporations and agencies	$4,447	$16	$(4)	$4,459
Foreign governments	9,443	16	(97)	9,362
Corporate and other	1,324	225	(6)	1,543
	$15,214	$257	$(107)	$15,364

Investments in fixed maturity securities are generally classified as available-for-sale. As of December 31, 2025, approximately 95% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at December 31, 2025 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$12,875	$4,040	$406	$100	$104	$17,525
Fair value	12,949	4,083	558	110	116	17,816

(4)
Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
December 31, 2025
Banks, insurance and finance	$15,454	$88,675	$104,129
Consumer products	11,899	83,055	94,954
Commercial, industrial and other	58,036	40,659	98,695
	$85,389	$212,389	$297,778
December 31, 2024
Banks, insurance and finance	$15,707	$75,936	$91,643
Consumer products	12,658	92,091	104,749
Commercial, industrial and other	47,141	28,055	75,196
	$75,506	$196,082	$271,588

Notes to Consolidated Financial Statements

(4)
Investments in equity securities

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at December 31, 2025 and 2024 represented 65% and 71%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at each date were American Express Company, Apple Inc., Bank of America Corporation, The Coca-Cola Company and Chevron Corporation.

Additionally, we own shares of Occidental common stock, which we account for under the equity method. See Note 5. Since 2019, we have also owned non-voting Cumulative Perpetual Preferred Stock of Occidental and Occidental common stock warrants. Our investments in the Occidental preferred stock and Occidental common stock warrants are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of December 31, 2025, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. To date, Occidental has redeemed approximately $1.5 billion of the aggregate liquidation value due to excess distributions, as defined under the terms of the Occidental preferred stock certificate of designations, to its common stockholders.

The Occidental common stock warrants allow us to purchase up to 83.9 million shares of Occidental common stock at an exercise price of $59.59 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of December 31, 2025, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 22.1% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock and we continue to record our investment at fair value.

(5)
Equity method investments

Berkshire and its subsidiaries hold investments that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental. As of December 31, 2025, we owned 27.5% of the outstanding Kraft Heinz common stock and 26.9% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an energy company, whose activities include oil and natural gas exploration, development and production.

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

	Carrying Value		Fair Value
	December 31,		December 31,
	2025	2024	2025	2024
Kraft Heinz	$8,634	$13,395	$7,897	$9,994
Occidental	10,894	17,287	10,894	13,053
Berkadia	450	452
	$19,978	$31,134

Notes to Consolidated Financial Statements

(5)
Equity method investments

Our equity in earnings and distributions received from equity method investments for each of the three years ending December 31, 2025 are summarized as follows (in millions).

	Equity in Earnings			Distributions Received
	Year ended December 31,			Year ended December 31,
	2025	2024	2023	2025	2024	2023
Kraft Heinz*	$(4,393)	$745	$758	$521	$521	$521
Occidental*	(5,302)	1,005	1,077	247	207	142
Other	105	91	138	107	65	58
	$(9,590)	$1,841	$1,973	$875	$793	$721

——————

* We report our equity in Occidental’s earnings on a one-quarter lag and, in the second quarter of 2025, we began reporting our equity in Kraft Heinz’s earnings on a one-quarter lag.

In the second quarter of 2025, we recorded a pre-tax impairment loss of approximately $5.0 billion on our investment in Kraft Heinz common stock as a component of our equity in the earnings of Kraft Heinz, which reduced the carrying value of our investment to fair value based on the quoted market price. As a result, Berkshire’s share of Kraft Heinz shareholders’ equity exceeded Berkshire’s equity method carrying value by approximately $5.0 billion at that time. This basis difference was attributed to Kraft Heinz’s indefinite-lived intangible assets and goodwill. In evaluating our investment in Kraft Heinz for other-than-temporary impairment in the second quarter of 2025, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company, as well as prevailing economic risks and uncertainties. Given these factors, we concluded that, in our judgment, the unrealized loss was other than temporary.

On May 19, 2025, Berkshire’s representatives on the Kraft Heinz Board of Directors resigned. Since the timing and extent of financial information we receive from Kraft Heinz became limited to the information Kraft Heinz makes publicly available, we concluded our receipt of such information was no longer sufficiently timely for concurrent inclusion in our Consolidated Financial Statements. Thus, we began recognizing the equity method effects attributable to our investment in Kraft Heinz on a one-quarter lag beginning with our second quarter of 2025.

Our equity in earnings from Kraft Heinz in 2025 included the $5.0 billion impairment loss we recorded in our second quarter. Earnings in 2025 also included our proportionate share of Kraft Heinz’s net earnings reported through its first nine months of 2025 before our share ($2.4 billion) of the after-tax indefinite-lived intangible asset and goodwill impairment losses reported by Kraft Heinz (approximately $8.7 billion) in its first nine months of 2025, which we applied to the basis difference that resulted from the impairment loss we recorded in our second quarter.

Summarized financial information of Kraft Heinz follows (in millions).

	September 27, 2025	December 28, 2024
Assets	$81,695	$88,287
Liabilities	40,116	38,962

	Nine Months Ended September 27, 2025	Year Ended December 28, 2024	Year Ended December 30, 2023
Net sales	$18,588	$25,846	$26,640
Net income/(loss) attributable to common shareholders	(6,497)	2,744	2,855

Notes to Consolidated Financial Statements

(5)
Equity method investments

We also recorded a pre-tax impairment loss of approximately $5.7 billion on our investment in Occidental common stock in the fourth quarter of 2025 as a component of our equity in the earnings of Occidental, which reduced the carrying value of our investment to fair value based on the quoted market price at that time. In recognizing the impairment loss in earnings, we considered the magnitude and duration of the unrealized loss, as well as the operating results and financial condition of the company, and prevailing macroeconomic risks and uncertainties. While we currently have no intention of disposing of any Occidental common stock, in our judgment, the unrealized loss was other than temporary. The carrying value of our investment in Occidental common stock as of December 31, 2025 exceeded our share of Occidental common shareholders’ equity as of September 30, 2025 by approximately $3.4 billion.

Summarized financial information of Occidental follows (in millions).

	September 30, 2025	September 30, 2024
Assets	$83,472	$85,803
Liabilities	46,706	50,869

	Twelve months ending September 30,
	2025	2024	2023
Total revenues and other income	$26,853	$27,572	$29,715
Net earnings attributable to common shareholders	1,418	3,703	4,471

(6)
Investment gains (losses)

Investment gains (losses) for each of the three years ending December 31, 2025 are summarized as follows (in millions).

	2025	2024	2023
Equity securities:
Change in unrealized investment gains (losses) during the year on securities held at the end of the year	$39,981	$49,297	$69,144
Investment gains (losses) during the year on securities sold	(18)	3,523	2,698
	39,963	52,820	71,842
Fixed maturity securities:
Gross realized gains	53	28	139
Gross realized losses	(83)	(71)	(86)
Other	(855)	22	2,960
	$39,078	$52,799	$74,855

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

Proceeds from sales of equity securities were approximately $30.7 billion in 2025, $143.4 billion in 2024 and $40.6 billion in 2023. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date and were gains of $23.7 billion in 2025, $101.1 billion in 2024 and $5.0 billion in 2023. Other investment gains included approximately $3.0 billion in 2023 from the remeasurement of our pre-existing 38.6% interest in Pilot through the application of acquisition accounting under GAAP.

Notes to Consolidated Financial Statements

(7)
Loans and finance receivables

Loans and finance receivables are principally manufactured home loans, and to a lesser extent, commercial loans and site-built home loans and are summarized as follows (in millions).

	December 31,
	2025	2024
Loans and finance receivables, before allowances and discounts	$31,997	$29,700
Allowances for credit losses	(1,347)	(1,134)
Unamortized acquisition discounts and points	(814)	(768)
	$29,836	$27,798

Reconciliations of the allowance for credit losses on loans and finance receivables for each of the three years ending December 31, 2025 follow (in millions).

	2025	2024	2023
Balance at the beginning of the year	$1,134	$950	$856
Provision for credit losses	385	298	169
Charge-offs, net of recoveries	(172)	(114)	(75)
Balance at December 31	$1,347	$1,134	$950

At December 31, 2025, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans, before allowances and discounts, by year of loan origination as of December 31, 2025 follows (in millions).

	Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Performing	$5,861	$5,404	$4,492	$3,344	$2,780	$9,298	$31,179
Non-performing	6	24	29	19	17	64	159
	$5,867	$5,428	$4,521	$3,363	$2,797	$9,362	$31,338

(8)
Other receivables

Other receivables are summarized as follows (in millions).

	December 31,
	2025	2024
Insurance and other:
Insurance premiums receivable	$18,656	$18,548
Reinsurance recoverables	4,975	5,177
Trade receivables	16,126	15,638
Other	5,279	5,199
Allowances for credit losses	(705)	(675)
	$44,331	$43,887
Railroad, utilities and energy:
Trade receivables	$3,782	$3,764
Other	698	862
Allowances for credit losses	(93)	(123)
	$4,387	$4,503

Provisions for credit losses with respect to other receivables were $530 million in 2025, $469 million in 2024 and $513 million in 2023. Charge-offs, net of recoveries, were $539 million in 2025, $498 million in 2024 and $474 million in 2023.

Notes to Consolidated Financial Statements

(9)
Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	December 31,
	2025	2024
Raw materials and supplies	$5,020	$5,421
Work in process and other	3,625	3,150
Finished manufactured goods	5,698	4,898
Goods acquired for resale	10,081	10,539
	$24,424	$24,008

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.2 billion at December 31, 2025 and $3.0 billion at December 31, 2024.

(10)
Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	December 31,
	2025	2024
Land, buildings and improvements	$22,034	$20,735
Machinery and equipment	34,733	32,475
Furniture, fixtures and other	6,212	5,501
	62,979	58,711
Accumulated depreciation	(31,094)	(28,640)
	$31,885	$30,071

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	December 31,
	2025	2024
Railroad:
Land, track structure and other roadway	$76,764	$74,093
Locomotives, freight cars and other equipment	15,772	15,766
Construction in progress	2,163	1,813
	94,699	91,672
Accumulated depreciation	(22,327)	(20,411)
	72,372	71,261
Utilities and energy:
Utility generation, transmission and distribution systems	$109,815	$103,015
Interstate natural gas pipeline assets	21,334	20,237
Independent power plants and other	15,630	14,840
Construction in progress	10,591	8,793
	157,370	146,885
Accumulated depreciation	(45,002)	(43,116)
	112,368	103,769
	$184,740	$175,030

Property, plant and equipment depreciation expense for each of the three years ending December 31, 2025 is summarized below (in millions).

	2025	2024	2023
Insurance and other	$3,245	$3,117	$2,898
Railroad, utilities and energy	6,901	6,514	6,494
	$10,146	$9,631	$9,392

Notes to Consolidated Financial Statements

(11)
Equipment held for lease

Equipment held for lease includes railcars, aircraft, and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	December 31,
	2025	2024
Railcars	$10,355	$10,137
Aircraft	15,877	14,201
Other	5,660	5,686
	31,892	30,024
Accumulated depreciation	(13,357)	(12,196)
	$18,535	$17,828

Equipment held for lease depreciation expense was $1,585 million in 2025, $1,429 million in 2024 and $1,266 million in 2023. Fixed and variable operating lease revenues for each of the three years ending December 31, 2025 are summarized below (in millions).

	2025	2024	2023
Fixed	$6,911	$6,456	$5,902
Variable	3,123	2,771	2,514
	$10,034	$9,227	$8,416

A summary of future operating lease receipts as of December 31, 2025 follows (in millions).

2026	2027	2028	2029	2030	Thereafter	Total
$4,703	$3,713	$2,802	$1,816	$904	$230	$14,168

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

	Right-of-use assets	Lease liabilities	Weighted average remaining term in years	Weighted average discount rate used to measure liabilities
December 31, 2025	$6,020	$6,290	7.8	4.8%
December 31, 2024	5,843	5,996	7.5	4.5%

A summary of our remaining future operating lease payments reconciled to lease liabilities as of December 31, 2025 and December 31, 2024 follows (in millions).

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total lease payments	Amount representing interest	Lease liabilities
December 31:
2025	$1,437	$1,269	$1,022	$827	$643	$2,546	$7,744	$(1,454)	$6,290
2024	1,491	1,161	982	766	600	2,197	7,197	(1,201)	5,996

Components of operating lease expense for each of the three years ending December 31, 2025 are summarized as follows (in millions).

	2025	2024	2023
Operating lease expense	$1,647	$1,652	$1,535
Short-term lease expense	170	171	219
Variable lease expense	209	225	216
	$2,026	$2,048	$1,970

Notes to Consolidated Financial Statements

(13)
Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill during 2025 and 2024 follow (in millions).

	December 31,
	2025	2024
Balance at the beginning of the year*	$83,880	$84,626
Business acquisitions	459	87
Other, including impairments and foreign currency translation	(1,265)	(833)
Balance at the end of the year*	$83,074	$83,880

——————

* Net of accumulated goodwill impairments of $13.0 billion as of December 31, 2025, $11.5 billion as of December 31, 2024 and $11.1 billion as of December 31, 2023.

Other intangible assets are summarized below (in millions).

	December 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$31,215	$9,638	$21,577	$30,941	$8,840	$22,101
Trademarks and trade names	9,007	1,143	7,864	9,007	1,041	7,966
Patents and technology	5,237	4,196	1,041	5,375	4,359	1,016
Other	5,608	2,288	3,320	5,551	1,996	3,555
	$51,067	$17,265	$33,802	$50,874	$16,236	$34,638
Railroad, utilities and energy:*
Customer relationships and contracts	$1,541	$809	$732	$1,553	$728	$825
Other	442	134	308	437	126	311
	$1,983	$943	$1,040	$1,990	$854	$1,136

——————

* Included in other assets.

Intangible assets with indefinite lives were $18.9 billion as of December 31, 2025 and December 31, 2024 and primarily related to certain customer relationships and trademarks and trade names. Intangible asset amortization expense was $1.7 billion in 2025 and $1.8 billion in 2024 and 2023. Estimated amortization expense over the next five years follows (in billions): 2026 – $1.7; 2027 – $1.6; 2028 – $1.4; 2029 – $1.4 and 2030 – $1.3.

(14)
Supplemental cash flow information

A summary of supplemental cash flow information follows (in millions).

	2025	2024	2023
Cash paid during the year for:
Income taxes	$13,978	$28,544	$7,765
Interest:
Insurance and other	1,301	1,362	1,670
Railroad, utilities and energy	3,793	3,577	3,327
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	28	22	10,938
Operating lease liabilities arising from obtaining right-of-use assets	1,640	2,007	1,645
Class B common stock issued in exchange for noncontrolling interests	—	1,045	—

(15)
Insurance subsidiary disclosures

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $33 billion as ordinary dividends during 2026. Investments in fixed maturity and equity securities and short-term investments on deposit with U.S. state insurance authorities in accordance with state insurance regulations were approximately $5.5 billion at December 31, 2025 and $5.6 billion at December 31, 2024.

Notes to Consolidated Financial Statements

(15)
Insurance subsidiary disclosures

Combined shareholders’ equity of U.S.-based insurance subsidiaries determined pursuant to statutory accounting rules (Surplus as Regards Policyholders) was approximately $333 billion at December 31, 2025 and $310 billion at December 31, 2024. Statutory surplus differs from the corresponding amount based on GAAP due to differences in accounting for certain assets and liabilities. For instance, the recognition of deferred charges on retroactive reinsurance, life, annuity and health insurance benefits liabilities, deferred policy acquisition costs, unrealized gains on certain investments and deferred income taxes under GAAP differs from recognition under U.S. statutory reporting. In addition, the carrying values of certain assets, such as goodwill and non-insurance entities owned by our insurance subsidiaries, are not fully recognized for statutory reporting purposes.

Property/casualty and life/health insurance premiums written and earned are summarized below (in millions).

	Property/Casualty			Life/Health
	2025	2024	2023	2025	2024	2023
Premiums written:
Direct	$66,693	$65,495	$61,990	$14	$19	$—
Assumed	19,255	20,422	20,751	5,319	5,016	5,126
Ceded	(1,874)	(2,231)	(2,402)	(31)	(28)	(33)
	$84,074	$83,686	$80,339	$5,302	$5,007	$5,093
Premiums earned:
Direct	$66,351	$64,880	$60,437	$14	$18	$—
Assumed	19,303	20,738	20,442	5,286	5,008	5,105
Ceded	(2,021)	(2,359)	(2,548)	(31)	(28)	(33)
	$83,633	$83,259	$78,331	$5,269	$4,998	$5,072

(16)
Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and LAE liabilities (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 17), for each of the three years ended December 31, 2025 follow (in millions).

	2025	2024	2023
Balance at the beginning of the year:
Gross liabilities	$115,151	$111,082	$107,472
Reinsurance recoverable on unpaid losses	(4,593)	(4,893)	(5,025)
Net liabilities	110,558	106,189	102,447
Losses and LAE incurred:
Current accident year	58,207	57,563	59,244
Prior accident years	(1,854)	(2,322)	(3,541)
Total	56,353	55,241	55,703
Losses and LAE paid:
Current accident year	(23,762)	(24,139)	(25,184)
Prior accident years	(27,709)	(26,436)	(27,065)
Total	(51,471)	(50,575)	(52,249)
Foreign currency effect	817	(297)	288
Balance at December 31:
Net liabilities	116,257	110,558	106,189
Reinsurance recoverable on unpaid losses	4,456	4,593	4,893
Gross liabilities	$120,713	$115,151	$111,082

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and LAE incurred and paid in the preceding table relate to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and LAE incurred and paid are net of reinsurance recoveries.

Current accident year incurred losses included estimates for significant catastrophe events (losses exceeding $150 million per event) of approximately $1.1 billion in 2025, $1.5 billion in 2024 and $925 million in 2023.

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

We recorded net reductions of estimated ultimate claim liabilities for prior accident years’ events of $1.9 billion in 2025, $2.3 billion in 2024 and $3.5 billion in 2023, which produced corresponding reductions in losses and LAE incurred in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were 1.7% in 2025, 2.2% in 2024 and 3.5% in 2023.

Our primary insurance businesses reduced prior accident years’ ultimate claims estimates by $767 million in 2025, $602 million in 2024 and $2.1 billion in 2023. Substantially all of the decline in 2025 was attributable to property coverages. The decline in 2024 reflected reductions in claims estimates for property, medical professional liability and workers’ compensation coverages, partly offset by increased estimates for other casualty coverages. The estimated liability reductions in 2023 were across property, medical professional liability and workers’ compensation and other casualty coverages.

Our reinsurance businesses reduced prior accident years’ ultimate claims estimates by $1.1 billion in 2025, $1.7 billion in 2024 and $1.4 billion in 2023. In each year, the reductions reflected lower-than-expected property losses. In 2025, our reinsurance businesses increased prior accident years ultimate casualty claims estimates compared to reductions in 2024 and 2023.

Estimated net claim liabilities for environmental and asbestos exposures, excluding liabilities under retroactive reinsurance contracts, were approximately $1.8 billion at December 31, 2025 and $1.9 billion at December 31, 2024. These liabilities are subject to change due to changes in the legal and regulatory environment, among other factors. We are unable to reliably estimate additional losses or a range of losses that are reasonably possible to arise from these factors.

Disaggregated information concerning our claim liabilities is provided below and in the pages that follow for GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). In this discussion, “resolution period” refers to the period between the claim occurrence date and claim settlement or payment date. A reconciliation of the disaggregated net unpaid losses and allocated loss adjustment expenses (the latter referred to as “ALAE”) to our consolidated claim liabilities as of December 31, 2025 follows (in millions).

	GEICO		BH Primary		BHRG
	Physical Damage	Auto Liability	Medical Professional Liability	Workers’ Compensation/ Other Casualty	Property	Casualty	Total
Unpaid losses and ALAE, net	$914	$23,526	$9,721	$26,912	$14,944	$34,538	$110,555
Reinsurance recoverable	3	899	38	1,401	688	1,323	4,352
Unallocated LAE							2,396
Other losses and LAE							3,410
Unpaid losses and LAE							$120,713

GEICO

GEICO’s claim liabilities predominantly relate to various types of private passenger auto liability and physical damage claims. For such claims, we establish and evaluate unpaid claim liabilities using standard actuarial loss development methods and techniques. The actuarial methods utilize historical claims data, adjusted when deemed appropriate to reflect perceived changes in loss patterns. Claim liabilities include case and IBNR estimates.

Case reserves are based on a combination of adjuster determined liabilities and statistical liabilities. The adjuster liabilities reflect claim adjusters estimates based on the facts and merits of each claim. The statistical liabilities estimates are based on key claim and policy characteristics and historical ultimate losses, adjusted for selected trends and applied to pending liability and physical damage claims.

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

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

GEICO’s net auto physical damage and liability losses and ALAE incurred and paid are summarized by accident year below. IBNR and case development liabilities are as of December 31, 2025 and are net of estimated salvage and subrogation recoveries. Anticipated salvage and subrogation recoveries are included in IBNR reserves and may result in negative IBNR reserves, primarily in physical damage. Claim counts are established when accidents that could result in a liability are reported and are based on policy coverage. Each claim event may generate claims under multiple coverages and may result in multiple counts. The “Cumulative Number of Reported Claims” includes the combined number of reported claims for all auto policy coverages. Dollars are in millions.

Physical Damage

	Losses and ALAE Incurred through December 31,			Cumulative Number of
Accident Year	2024*	2025	IBNR and Case Development Liabilities	Reported Claims (in 000's)
2024	$11,095	$10,833	$88	6,496
2025		10,612	(275)	5,828
	Losses and ALAE incurred	$21,445

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2024*	2025
2024	$10,495	$10,728
2025		9,936
	Losses and ALAE paid	20,664
	Net unpaid losses and ALAE for 2024 – 2025 accident years	781
	Net unpaid losses and ALAE for accident years before 2024	133
	Net unpaid losses and ALAE	$914

Auto Liability

	Losses and ALAE Incurred through December 31,						Cumulative Number of
Accident Year	2021*	2022*	2023*	2024*	2025	IBNR and Case Development Liabilities	Reported Claims (in 000's)
2021	$17,481	$17,457	$17,229	$17,033	$16,827	$545	2,461
2022		19,645	18,903	18,818	18,275	1,056	2,397
2023			17,948	18,073	17,234	1,856	1,977
2024				17,081	18,208	3,361	1,842
2025					19,901	5,897	1,742
	Losses and ALAE incurred				$90,445

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2021*	2022*	2023*	2024*	2025
2021	$6,450	$12,681	$14,863	$15,796	$16,132
2022		7,614	13,838	16,031	16,853
2023			7,191	12,682	14,555
2024				7,084	12,764
2025					7,590
	Losses and ALAE paid				67,894
	Net unpaid losses and ALAE for 2021 – 2025 accident years				22,551
	Net unpaid losses and ALAE for accident years before 2021				975
	Net unpaid losses and ALAE				$23,526

——————

* Unaudited required supplemental information

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

BH Primary

BH Primary’s liabilities for unpaid losses and LAE primarily derive from medical professional liability and workers’ compensation and other casualty insurance, which includes commercial auto and general liability insurance. Net losses and ALAE incurred and paid are summarized by accident year in the following tables, disaggregated by medical professional liability and workers’ compensation and other casualty coverages. IBNR and case development liabilities are as of December 31, 2025. The cumulative number of reported claims reflects the number of individual claimants and includes claims that ultimately resulted in no liability or payment. Dollars are in millions.

Medical Professional Liability

Estimates of the ultimate expected losses and LAE incurred for medical professional claim liabilities are based on a variety of commonly accepted actuarial methodologies, such as the paid and incurred development method and Bornhuetter-Ferguson based methods, as well as other techniques that consider insured loss exposures and historical and expected loss trends, among other factors. These methodologies produce loss estimates from which we determine our best estimate. In addition, we study developments in older accident years and adjust initial loss estimates to reflect recent developments based upon claim age, coverage and litigation experience.

	Losses and ALAE Incurred through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR and Case Development Liabilities	Cumulative Number of Reported Claims (in 000's)
2016	$1,392	$1,416	$1,414	$1,394	$1,341	$1,288	$1,216	$1,188	$1,172	$1,184	$64	15
2017		1,466	1,499	1,495	1,474	1,382	1,349	1,315	1,310	1,321	86	21
2018			1,602	1,650	1,659	1,580	1,616	1,606	1,583	1,580	115	24
2019				1,670	1,691	1,663	1,614	1,534	1,579	1,608	129	22
2020					1,704	1,751	1,698	1,631	1,606	1,584	225	33
2021						1,852	1,855	1,787	1,714	1,671	452	26
2022							1,927	1,912	1,846	1,814	650	24
2023								1,964	1,918	1,892	1,052	26
2024									2,004	2,116	1,533	29
2025										1,985	1,803	13
	Losses and ALAE incurred									$16,755

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$22	$115	$274	$461	$620	$712	$822	$908	$957	$1,022
2017		27	128	300	457	582	739	877	977	1,051
2018			35	166	367	543	728	949	1,080	1,209
2019				39	160	314	536	757	963	1,154
2020					34	148	321	531	767	976
2021						36	136	333	548	787
2022							38	182	441	700
2023								28	156	404
2024									34	178
2025										26
	Losses and ALAE paid									7,507
	Net unpaid losses and ALAE for 2016 – 2025 accident years									9,248
	Net unpaid losses and ALAE for accident years before 2016									473
	Net unpaid losses and ALAE									$9,721

——————

* Unaudited required supplemental information

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

Workers’ Compensation and Other Casualty

We establish case liabilities for reported casualty and workers’ compensation claims based upon the facts and circumstances of the claim. The excess of the ultimate projected losses, including the case development estimates over the case-basis liabilities, is included in IBNR liabilities. We evaluate ultimate loss and loss adjustment expense estimates for claims using a combination of commonly accepted actuarial methodologies, such as the Bornhuetter-Ferguson and chain-ladder approaches, incorporating combinations of paid and incurred loss data, claims frequency and severity data, expected loss ratios, as well as other data and assumptions. For workers’ compensation claims, paid and incurred loss data is also segregated and analyzed by state due to the different state regulatory frameworks that may impact the duration and amount of loss payments. We also separately study the various components of liabilities, such as employee lost wages, medical expenses and the costs of claims investigations and administration.

	Losses and ALAE Incurred through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR and Case Development Liabilities	Cumulative Number of Reported Claims (in 000's)
2016	$2,931	$2,848	$2,793	$2,772	$2,815	$2,825	$2,864	$2,840	$2,809	$2,802	$226	125
2017		3,473	3,337	3,299	3,310	3,322	3,320	3,321	3,357	3,385	338	143
2018			3,998	3,886	3,967	4,030	4,091	4,177	4,230	4,205	480	164
2019				4,584	4,623	4,692	4,763	4,847	4,919	4,935	599	185
2020					5,030	4,881	4,775	4,774	4,866	4,918	1,019	159
2021						5,890	5,847	5,875	5,976	6,200	1,493	167
2022							6,781	6,753	6,862	6,966	2,329	190
2023								7,299	7,363	7,514	2,974	190
2024									7,962	7,918	4,169	184
2025										8,002	5,548	141
	Losses and ALAE incurred									$56,845

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$373	$908	$1,359	$1,765	$1,998	$2,140	$2,303	$2,377	$2,420	$2,468
2017		480	1,133	1,645	2,050	2,279	2,492	2,673	2,784	2,871
2018			583	1,340	1,902	2,324	2,746	3,120	3,396	3,517
2019				725	1,598	2,214	2,898	3,430	3,812	4,015
2020					736	1,498	2,066	2,598	3,138	3,474
2021						865	1,744	2,433	3,161	3,797
2022							958	2,008	2,901	3,711
2023								1,056	2,152	3,230
2024									1,245	2,428
2025										1,289
	Losses and ALAE paid									30,800
	Net unpaid losses and ALAE for 2016 – 2025 accident years									26,045
	Net unpaid losses and ALAE for accident years before 2016									867
	Net unpaid losses and ALAE									$26,912

——————

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

BHRG’s net losses and ALAE incurred and paid are disaggregated and summarized by accident year based on losses that are expected to have shorter resolution periods (property) and losses expected to have longer resolution periods (casualty). Under certain contracts, the coverage can apply to multiple lines of business written by the ceding company, whether property, casualty or combined, and the ceding company may not report loss data by such lines consistently, if at all. In those instances, we allocated losses to property and casualty coverages based on internal estimates. IBNR and case development liabilities are as of December 31, 2025. Dollars are in millions.

Property

	Losses and ALAE Incurred through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR and Case Development Liabilities
2016	$3,953	$4,542	$4,216	$4,177	$4,172	$4,161	$4,138	$4,127	$4,131	$4,120	$17
2017		6,420	6,117	5,938	5,810	5,731	5,649	5,630	5,616	5,613	42
2018			5,514	5,612	5,470	5,324	5,329	5,278	5,298	5,288	168
2019				5,002	5,134	4,906	4,601	4,545	4,508	4,520	128
2020					6,992	7,273	6,907	6,698	6,525	6,469	280
2021						8,157	8,040	7,702	7,398	7,212	269
2022							8,912	8,485	7,986	7,992	709
2023								8,038	7,471	6,963	951
2024									7,838	7,108	2,008
2025										6,579	3,325
Losses and ALAE Incurred										$61,864

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$918	$2,228	$2,695	$3,187	$3,456	$3,652	$3,761	$3,840	$3,927	$3,965
2017		1,350	3,517	4,597	4,951	5,187	5,380	5,470	5,494	5,529
2018			1,211	3,108	3,757	4,045	4,291	4,500	4,627	4,734
2019				1,014	2,855	3,577	3,907	4,066	4,136	4,223
2020					1,259	3,600	4,659	5,327	5,605	5,797
2021						1,630	4,121	5,455	6,160	6,526
2022							1,817	4,352	5,631	6,518
2023								1,773	4,148	5,174
2024									1,725	3,595
2025										1,542
Losses and ALAE Paid										47,603
Net unpaid losses and ALAE for 2016 – 2025 accident years										14,261
Net unpaid losses and ALAE for accident years before 2016										683
Net unpaid losses and ALAE										$14,944

——————

* Unaudited required supplemental information

Notes to Consolidated Financial Statements

(16)
Unpaid losses and loss adjustment expenses

Casualty

	Losses and ALAE Incurred through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR and Case Development Liabilities
2016	$3,811	$4,026	$3,931	$3,897	$3,844	$3,800	$3,771	$3,797	$3,828	$3,834	$328
2017		4,063	4,507	4,382	4,274	4,206	4,195	4,252	4,253	4,307	406
2018			4,917	5,577	5,516	5,384	5,310	5,396	5,469	5,593	632
2019				5,606	6,090	5,961	5,789	5,748	5,822	5,918	866
2020					6,248	6,277	6,096	6,140	6,115	6,126	1,104
2021						6,324	6,309	5,979	5,997	6,014	1,449
2022							6,078	6,132	6,085	6,217	2,181
2023								6,088	6,189	6,123	2,696
2024									6,123	6,233	3,628
2025										6,147	4,678
	Losses and ALAE incurred									$56,512

	Cumulative Losses and ALAE Paid through December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$656	$1,366	$1,809	$2,174	$2,450	$2,654	$2,828	$3,007	$3,144	$3,235
2017		609	1,319	1,839	2,490	2,740	2,959	3,187	3,374	3,535
2018			697	1,750	2,803	3,273	3,654	3,973	4,251	4,484
2019				844	1,886	2,447	3,207	3,759	4,127	4,496
2020					871	1,909	2,723	3,388	3,986	4,427
2021						778	1,790	2,674	3,242	3,840
2022							623	1,343	1,977	2,853
2023								694	1,590	2,380
2024									682	1,647
2025										704
	Losses and ALAE paid									31,601
	Net unpaid losses and ALAE for 2016 – 2025 accident years									24,911
	Net unpaid losses and ALAE for accident years before 2016									9,627
	Net unpaid losses and ALAE									$34,538

——————

* Unaudited required supplemental information

Required supplemental unaudited average historical claims duration information based on the net losses and ALAE incurred and paid accident year data in the preceding tables follows. The percentages show the average portions of net losses and ALAE paid by each succeeding year, with year 1 representing the current accident year.

Average Annual Percentage Payout of Losses Incurred by Age, Net of Reinsurance
In Year	1	2	3	4	5	6	7	8	9	10
GEICO Physical Damage	97%	3%
GEICO Auto Liability	41	32	13%	7%	3%
BH Primary Medical Professional Liability	2	7	12	13	13	12%	10%	8%	5%	5%
BH Primary Workers’ Compensation and Other Casualty	14	16	13	12	10	7	5	3	2	2
BHRG Property	23	34	16	9	5	3	2	1	1	1
BHRG Casualty	13	16	13	11	8	6	5	4	4	2

Notes to Consolidated Financial Statements

(17)
Retroactive reinsurance

Retroactive reinsurance policies provide indemnification of losses and LAE of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Exposures may include significant asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts generally stipulate aggregate policy limits, and our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and LAE for each of the three years ended December 31, 2025 follow (in millions).

	2025	2024	2023
Balance at the beginning of the year	$32,443	$34,647	$35,415
Losses and LAE incurred	261	247	1,109
Losses and LAE paid	(1,776)	(2,399)	(1,934)
Foreign currency effect	120	(52)	57
Balance at December 31	$31,048	$32,443	$34,647
Losses and LAE incurred	$261	$247	$1,109
Deferred charge adjustments	693	698	375
Losses and LAE incurred, including deferred charge adjustments	$954	$945	$1,484

We classify incurred and paid losses and LAE based on the inception dates of the contracts, which reflect when our exposure to losses began. We believe that analysis of losses incurred and paid by the accident year of the underlying event is of limited relevance given that our agreed exposure to losses commenced on the specified contract inception date. We also believe that the classification of reported claims and case development liabilities has little or no practical analytical value. Substantially all of the losses and LAE incurred and paid related to contracts with inception dates prior to 2020.

Losses and LAE incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. In 2023, we increased estimated ultimate liabilities under certain contracts by $1.1 billion, primarily attributable to revised estimates for asbestos, environmental and other casualty claims. Including adjustments to deferred charge assets, the increase in ultimate liabilities produced an incremental net expense of approximately $650 million in 2023. Deferred charge assets on retroactive reinsurance contracts were $8.1 billion at December 31, 2025 and $8.8 billion at December 31, 2024.

In establishing retroactive reinsurance claim liabilities, we analyze historical aggregate loss payment patterns and project losses under various probability and severity weighted scenarios. We expect the resolution periods for many contracts to be very long, with some lasting several decades. We monitor claim payment activity and review ceding company reports and other information, including relevant information concerning the underlying losses. We revise the expected timing and amounts of ultimate losses periodically or when significant events occur.

Our estimates of ultimate liabilities for asbestos and environmental exposures under our contracts were approximately $11.1 billion at December 31, 2025 and $11.9 billion at December 31, 2024. We monitor evolving case law and its effect on asbestos, environmental and other mass tort claims. Changing laws or government regulations, as well as newly identified toxins and injury events, newly reported claims, new theories of liability, new contract interpretations and other factors could result in increases in these liabilities, which could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(18)
Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	December 31,
	2025	2024
Periodic payment annuity (“Annuities”)	$10,441	$10,276
Life and health	4,540	4,490
Other	2,909	2,850
	$17,890	$17,616

Notes to Consolidated Financial Statements

(18)
Long-duration insurance contracts

Reconciliations of the liabilities for each of our principal product categories for each of the two years ended December 31, 2025 follow (in millions). This information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Annuities		Life and health
	2025	2024	2025	2024
Expected future policy benefits:
Balance at the beginning of the year	$10,276	$11,212	$43,784	$52,665
Balance at the beginning of the year - original discount rates	11,757	11,681	55,170	65,871
Effects of cash flow assumption changes	21	—	80	(348)
Effects of actual versus expected experience	(14)	3	1,161	(12,711)
Change in benefits, net	(499)	(478)	2,138	1,991
Interest accrual	557	550	1,362	1,234
Foreign currency effect	108	1	1,336	(867)
Balance at December 31 - original discount rates	11,930	11,757	61,247	55,170
Effects of changes in discount rate assumptions	(1,489)	(1,481)	(13,123)	(11,386)
Balance at December 31	$10,441	$10,276	$48,124	$43,784

Expected future net premiums:
Balance at the beginning of the year			$39,294	$46,916
Balance at the beginning of the year - original discount rates			49,500	58,731
Effects of cash flow assumption changes			156	(416)
Effects of actual versus expected experience			1,112	(11,104)
Change in premiums, net			2,135	1,984
Interest accrual			1,227	1,099
Foreign currency effect			1,229	(794)
Balance at December 31 - original discount rates			55,359	49,500
Effects of changes in discount rate assumptions			(11,775)	(10,206)
Balance at December 31			$43,584	$39,294

Liability for future policy benefits:
Balance at December 31	$10,441	$10,276	$4,540	$4,490
Reinsurance recoverables	—	—	(49)	(46)
Balance at December 31, net of reinsurance recoverables	$10,441	$10,276	$4,491	$4,444

Expected future policy benefits and expected future net premiums declined in 2024, primarily attributable to life reinsurance contract commutations. The impacts of these contract commutations were included in the effects of actual versus expected experience.

Other information relating to our long-duration insurance liabilities as of December 31, 2025 and 2024 follows (dollars in millions).

	Annuities		Life and health
	2025	2024	2025	2024
Undiscounted expected future gross premiums	$—	$—	$113,118	$100,413
Discounted expected future gross premiums	—	—	68,808	58,881
Undiscounted expected future benefits	32,552	30,592	101,207	91,493

Weighted average discount rate	5.7%	5.8%	5.1%	4.9%
Weighted average accretion rate	4.8%	4.8%	2.6%	2.7%
Weighted average duration	15 years	16 years	14 years	13 years

Notes to Consolidated Financial Statements

(18)
Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for each of the two years ended December 31, 2025 follows (in millions).

	Gross Premiums		Interest Expense
	2025	2024	2025	2024
Annuities	$—	$—	$557	$550
Life and health	3,994	3,830	135	135

(19)
Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of December 31, 2025.

	Weighted Average	December 31,
	Interest Rate	2025	2024
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2026-2047	3.5%	$3,547	$3,749
Euro denominated due 2027-2041	1.4%	4,201	4,733
Japanese Yen denominated due 2026-2060	1.2%	14,914	12,609
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,475	14,469
Great Britain Pound denominated due 2039-2059	2.5%	2,323	2,156
Euro denominated due 2030-2034	1.8%	1,464	1,290
Other subsidiary borrowings due 2026-2051	5.1%	3,518	4,564
Short-term subsidiary borrowings	5.6%	1,321	1,315
		$45,763	$44,885

Berkshire borrowings consist of senior unsecured debt. In 2025, Berkshire repaid approximately $1.9 billion of maturing debt. At various dates in 2025, Berkshire borrowed approximately ¥451.6 billion (approximately $3.0 billion) under senior note issuances and term loan agreements. The borrowings have interest rates ranging from 1.35% to 3.12% and maturity dates ranging from 2028 to 2055.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured housing loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $1.7 billion at December 31, 2025. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee of the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥2,343 billion par at December 31, 2025) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on our borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax losses of $840 million in 2025 and pre-tax gains of $1.5 billion in 2024 and $217 million in 2023.

Notes to Consolidated Financial Statements

(19)
Notes payable and other borrowings

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of December 31, 2025.

	Weighted Average	December 31,
	Interest Rate	2025	2024
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2028-2053	4.4%	$11,461	$13,107
Subsidiary and other debt due 2026-2064	4.8%	45,798	42,150
Short-term borrowings	4.9%	1,997	1,123
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2026-2097	4.8%	24,062	23,497
		$83,318	$79,877

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including covenants which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. As of December 31, 2025, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any borrowings of BHE, BNSF or their subsidiaries.

In 2025, BHE subsidiaries issued $4.3 billion of term debt with a weighted average interest rate of 6.2% and maturity dates ranging from 2035 to 2056. BHE and its subsidiaries repaid term debt of approximately $2.7 billion and increased short-term borrowings by approximately $875 million. In 2026, BHE subsidiaries issued $1.5 billion of term debt with a weighted average interest rate of 6.4% and maturity dates ranging from 2029 to 2056. In 2025, BNSF issued $1.85 billion of debentures due in 2056 with a weighted average interest rate of 5.65% and repaid term debt of approximately $1.3 billion.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $10.7 billion at December 31, 2025, of which approximately $9.3 billion related to BHE and its subsidiaries.

Debt principal repayments expected during each of the next five years are as follows (in millions). Amounts in 2026 include short-term borrowings.

	2026	2027	2028	2029	2030
Insurance and other	$5,759	$4,972	$3,424	$2,603	$3,222
Railroad, utilities and energy	4,023	1,659	1,769	3,733	2,571
	$9,782	$6,631	$5,193	$6,336	$5,793

(20)
Income taxes

Our liabilities for income taxes are summarized as follows (in millions).

	December 31,
	2025	2024
Currently payable	$902	$1,806
Deferred	85,597	83,563
Other	456	501
	$86,955	$85,870

Notes to Consolidated Financial Statements

(20)
Income taxes

Our deferred income tax assets and liabilities are summarized by type of temporary difference as follows (in millions).

	December 31,
	2025	2024
Deferred income tax liabilities:
Investments, including unrealized appreciation	$48,411	$47,158
Deferred charges - retroactive reinsurance	1,702	1,847
Property, plant and equipment and equipment held for lease	34,834	33,590
Goodwill and other intangible assets	7,399	7,498
Other	4,528	5,043
	96,874	95,136
Deferred income tax assets:
Unpaid insurance losses and loss adjustment expenses	1,270	1,226
Unearned insurance premiums	1,323	1,284
Accrued liabilities	2,535	2,713
Regulatory liabilities	1,388	1,364
Deferred revenue	2,916	2,539
Other	1,845	2,447
	11,277	11,573
Net deferred income tax liability	$85,597	$83,563

We have not established deferred income taxes on accumulated undistributed earnings of certain foreign subsidiaries, which are expected to be reinvested indefinitely. Repatriation of all accumulated earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital to support ongoing business operations. Generally, no U.S. federal income taxes will be imposed on future distributions of foreign earnings under current law. However, distributions to U.S. or other foreign jurisdictions could be subject to withholding and other local taxes.

A summary of income tax expense (benefit) in each of the three years ending December 31, 2025 follows (in millions).

	2025	2024	2023
U.S. federal	$13,044	$18,481	$20,764
U.S. state	973	767	763
Foreign	1,182	1,567	1,492
	$15,199	$20,815	$23,019

Current	$13,332	$30,464	$7,642
Deferred	1,867	(9,649)	15,377
	$15,199	$20,815	$23,019

Notes to Consolidated Financial Statements

(20)
Income taxes

A summary of income taxes paid in each of the three years ending December 31, 2025 follows (in millions). In each of the three years ending December 31, 2025, the U.S. was the only jurisdiction in which income taxes paid exceeded 5% of the total paid.

	2025	2024	2023
U.S. federal	$11,753	$26,482	$5,639
U.S. state	825	891	883
Foreign	1,400	1,171	1,243
	$13,978	$28,544	$7,765

Income tax expense (benefit) is reconciled to the U.S. federal statutory tax rate for each of the three years ending December 31, 2025 in the table below (dollars in millions).

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Earnings before income taxes:
Domestic	$77,083		$105,065		$115,412
Foreign	5,376		5,311		4,754
	$82,459		$110,376		$120,166

U.S. federal income tax at the statutory tax rate	$17,316	21.0%	$23,179	21.0%	$25,235	21.0%
State and local income taxes, net of U.S. federal effect (1)	769	0.9	606	0.5	603	0.5
U.S. federal income tax credits:
Energy production tax credits	(2,084)	(2.5)	(2,039)	(1.8)	(1,817)	(1.5)
Other	(597)	(0.7)	(536)	(0.5)	(369)	(0.3)
U.S. federal nontaxable or nondeductible items:
Dividends received deduction	(460)	(0.6)	(491)	(0.4)	(678)	(0.6)
Other	257	0.3	(38)	—	(260)	(0.2)
Other differences, net	(2)	—	134	0.1	305	0.3
	$15,199	18.4%	$20,815	18.9%	$23,019	19.2%

——————

(1) In each year, no fewer than five states, in the aggregate, represented the majority of state income taxes.

We file income tax returns in the U.S. and in state, local and foreign jurisdictions. We have settled income tax liabilities with the U.S. federal taxing authority (“IRS”) for tax years through 2013, and the IRS is currently auditing tax years 2014 through 2020. We are also under audit or subject to audit with respect to income taxes in various state and foreign jurisdictions. It is reasonably possible that certain audits will be settled in 2026.

At December 31, 2025 and 2024, net unrecognized tax benefits were $456 million and $501 million, respectively. The balance at December 31, 2025 included $421 million in tax positions that, if recognized, would impact the effective tax rate.

The Organization for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules introducing a global minimum tax of 15%. While the U.S. has not adopted Pillar Two rules, various countries have enacted legislation to adopt the rules. In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S.-parented multinational groups. Most jurisdictions with Pillar Two regimes in force will need further legislative action to incorporate the guidance into local law. We do not currently have material operations in jurisdictions with tax rates lower than the Pillar Two minimum tax rate, and we do not currently expect these rules will materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules.

Notes to Consolidated Financial Statements

(21)
Fair value measurements

Our significant financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,849	$3,849	$3,815	$34	$—
Foreign governments	12,542	12,542	12,411	131	—
Corporate and other	1,425	1,425	—	983	442
Investments in equity securities	297,778	297,778	288,232	10	9,536
Investments in Kraft Heinz & Occidental common stock	19,528	18,791	18,791	—	—
Loans and finance receivables	29,836	30,532	—	294	30,238
Other assets	141	141	13	119	9
Other liabilities	188	188	13	119	56
Notes payable and other borrowings:
Insurance and other	45,763	40,924	—	40,892	32
Railroad, utilities and energy	83,318	76,803	—	76,803	—

December 31, 2024
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$4,459	$4,459	$4,425	$34	$—
Foreign governments	9,362	9,362	9,199	163	—
Corporate and other	1,543	1,543	—	1,041	502
Investments in equity securities	271,588	271,588	261,910	10	9,668
Investments in Kraft Heinz & Occidental common stock	30,682	23,047	23,047	—	—
Loans and finance receivables	27,798	27,579	—	810	26,769
Other assets	201	201	33	158	10
Other liabilities	234	234	15	143	76
Notes payable and other borrowings:
Insurance and other	44,885	40,181	—	40,158	23
Railroad, utilities and energy	79,877	72,506	—	72,506	—

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

Reconciliations of our significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of the three years ending December 31, 2025 follow (in millions).

	Balance at the beginning of the year	Gains (losses) included in earnings	Dispositions and settlements	Balance at the end of the year
Investments in equity securities:
2025	$9,663	$(134)	$—	$9,529
2024	10,468	(805)	—	9,663
2023	12,169	(40)	(1,661)	10,468

Quantitative information as of December 31, 2025 for the significant assets measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,805	Discounted cash flow	Expected duration	4 years
			Discount for illiquidity and subordination	325 bps

Common stock warrants	724	Warrant pricing model	Expected duration	5 years
			Volatility	43%

Investments in equity securities in the preceding table include our investments in certain preferred and common stock warrants, which do not have readily determinable market values as defined by GAAP. These investments are private placements and are not traded in securities markets. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of illiquidity and subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the warrant model are observable, we made assumptions regarding the expected duration and volatility.

Notes to Consolidated Financial Statements

(22)
Common stock

The changes in Berkshire’s common stock for each of the three years ending December 31, 2025 are shown in the table below. In addition, one million shares of preferred stock are authorized and none are issued.

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2022	651,450	(59,886)	591,564	1,509,969,352	(207,715,276)	1,302,254,076
Conversions of Class A to Class B common stock	(12,122)	—	(12,122)	18,183,000	—	18,183,000
Treasury stock acquired	—	(11,667)	(11,667)	—	(9,875,568)	(9,875,568)
Balance at December 31, 2023	639,328	(71,553)	567,775	1,528,152,352	(217,590,844)	1,310,561,508
Conversions of Class A to Class B common stock	(15,426)	—	(15,426)	23,139,000	—	23,139,000
Treasury stock acquired	—	(4,787)	(4,787)	—	—	—
Treasury stock issued	—	—	—	—	2,291,631	2,291,631
Balance at December 31, 2024	623,902	(76,340)	547,562	1,551,291,352	(215,299,213)	1,335,992,139
Conversions of Class A to Class B common stock	(31,727)	—	(31,727)	47,590,500	—	47,590,500
Balance at December 31, 2025	592,175	(76,340)	515,835	1,598,881,852	(215,299,213)	1,383,582,639

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,438,223 shares outstanding as of December 31, 2025 and December 31, 2024.

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

Berkshire’s common stock repurchase program currently permits Berkshire to repurchase shares any time that Berkshire’s Chief Executive Officer, after consultation with the Chairman of the Board, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. The program allows share repurchases in the open market or through privately negotiated transactions and does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce the total value of Berkshire’s consolidated cash, cash equivalents and U.S. Treasury Bill holdings below $30 billion. Under the program, Berkshire is not obligated to repurchase any specific dollar amount or number of Class A or Class B shares. There is no expiration date to the program.

(23)
Revenues from contracts with customers

The following table summarizes customer contract revenues disaggregated by reportable segment and the source of the revenue for each of the three years ended December 31, 2025 (in millions). Other revenues, which are not considered to be revenues from contracts with customers under GAAP, are primarily insurance premiums earned, interest, dividend and other investment income and leasing revenues.

Notes to Consolidated Financial Statements

(23)
Revenues from contracts with customers

2025	BNSF	BHE	Manufacturing	Service and Retailing	Pilot*	McLane	Insurance, Corporate and other	Total
Manufactured products:
Industrial and commercial	$—	$—	$30,145	$191	$—	$—	$—	$30,336
Building	—	—	19,609	—	—	—	—	19,609
Consumer	—	—	17,919	—	—	—	—	17,919
Grocery and convenience store distribution	—	—	—	—	—	30,697	—	30,697
Food and beverage distribution	—	—	—	—	—	18,585	—	18,585
Auto sales	—	—	—	11,283	—	—	—	11,283
Other retail and wholesale distribution	—	—	3,697	15,290	41,611	—	—	60,598
Service	23,256	4,013	1,460	6,987	266	897	—	36,879
Electricity and natural gas	—	21,338	—	—	—	—	—	21,338
Total	23,256	25,351	72,830	33,751	41,877	50,179	—	247,244
Other revenues	185	931	5,560	8,809	289	36	108,390	124,200
	$23,441	$26,282	$78,390	$42,560	$42,166	$50,215	$108,390	$371,444
2024
Manufactured products:
Industrial and commercial	$—	$—	$28,907	$210	$—	$—	$—	$29,117
Building	—	—	19,892	—	—	—	—	19,892
Consumer	—	—	18,204	—	—	—	—	18,204
Grocery and convenience store distribution	—	—	—	—	—	31,841	—	31,841
Food and beverage distribution	—	—	—	—	—	18,068	—	18,068
Auto sales	—	—	—	10,802	—	—	—	10,802
Other retail and wholesale distribution	—	—	3,390	15,035	46,433	—	—	64,858
Service	23,278	4,059	1,570	5,761	274	999	—	35,941
Electricity and natural gas	—	20,991	—	—	—	—	—	20,991
Total	23,278	25,050	71,963	31,808	46,707	50,908	—	249,714
Other revenues	212	1,250	5,185	7,975	149	178	106,770	121,719
	$23,490	$26,300	$77,148	$39,783	$46,856	$51,086	$106,770	$371,433
2023
Manufactured products:
Industrial and commercial	$—	$—	$28,066	$233	$—	$—	$—	$28,299
Building	—	—	20,119	—	—	—	—	20,119
Consumer	—	—	17,702	—	—	—	—	17,702
Grocery and convenience store distribution	—	—	—	—	—	31,524	—	31,524
Food and beverage distribution	—	—	—	—	—	19,040	—	19,040
Auto sales	—	—	—	10,747	—	—	—	10,747
Other retail and wholesale distribution	—	—	3,289	16,289	51,197	—	—	70,775
Service	23,724	4,055	1,457	5,474	264	1,079	—	36,053
Electricity and natural gas	—	20,647	—	—	—	—	—	20,647
Total	23,724	24,702	70,633	32,743	51,461	51,643	—	254,906
Other revenues	67	1,258	4,650	7,136	203	171	96,091	109,576
	$23,791	$25,960	$75,283	$39,879	$51,664	$51,814	$96,091	$364,482

——————

* Revenues from Pilot are principally fuel sales. Revenues in 2023 are for the eleven months ending December 31.

A summary of transaction prices allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of December 31, 2025 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,261	$18,107	$21,368
Other sales and service contracts	3,833	9,754	13,587

Notes to Consolidated Financial Statements

(24)
Pension plans

Certain Berkshire subsidiaries sponsor defined benefit pension plans. Plan benefits are generally based on years of service and compensation or fixed benefit rates. Plan sponsors may contribute to the plans to meet regulatory requirements or may make discretionary contributions. Benefits under qualified U.S. and certain non-U.S. defined benefit pension plans are funded with assets held in trusts. Benefits under other non-qualified retirement plans are unfunded. Our net periodic pension expense (income) for each of the three years ending December 31, 2025 was as follows (in millions).

	2025	2024	2023
Service cost	$95	$107	$111
Interest cost	627	617	640
Expected return on plan assets	(859)	(818)	(785)
Other	(67)	41	2
Net periodic pension expense (income)	$(204)	$(53)	$(32)

The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The ABO was $11.1 billion at December 31, 2025 and $11.2 billion at December 31, 2024. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels.

Reconciliations of the changes in plan assets and PBOs for each of the two years ending December 31, 2025 and the asset and liability balances reflected in the Consolidated Balance Sheets at December 31, 2025 and 2024 follow (in millions).

	2025	2024
Plan assets
Balance at the beginning of the year	$14,180	$13,379
Employer contributions	108	111
Benefits paid	(1,084)	(810)
Settlements paid	(115)	(354)
Actual return on plan assets	319	1,909
Other	185	(55)
Balance at the end of the year	$13,593	$14,180
Projected benefit obligations
Balance at the beginning of the year	$11,720	$12,767
Service cost	95	107
Interest cost	627	617
Benefits paid	(1,084)	(810)
Settlements paid	(115)	(354)
Actuarial (gains) losses and other	296	(607)
Balance at the end of the year	$11,539	$11,720
Net funded status - asset (liability)	$2,054	$2,460
Balances included in other assets	$3,100	$3,490
Balances included in accounts payable and other liabilities	$1,046	$1,030

Weighted average assumptions used in determining PBOs and net periodic pension expense follow.

	2025	2024	2023
Discount rate applicable to PBOs	5.4%	5.5%	5.0%
Expected long-term rate of return on plan assets	6.3	5.9	6.0
Rate of compensation increase, if applicable	2.6	2.6	2.6
Discount rate applicable to net periodic pension expense	5.5	5.1	5.3

Estimated benefit payments over the next ten years are (in millions): 2026 – $883; 2027 – $881; 2028 – $873; 2029 – $893; 2030 – $880; and 2031 through 2035 – $4,355. Our subsidiaries expect to make contributions of $95 million to the pension plans in 2026.

Notes to Consolidated Financial Statements

(24) Pension plans

Fair value measurements of plan assets as of December 31, 2025 and 2024 follow (in millions).

	Fair Value				Investments carried at net
	Total	Level 1	Level 2	Level 3	asset value
December 31, 2025
Cash and short-term investments	$2,061	$1,983	$78	$—	$—
Equity securities	6,171	5,402	621	148	—
Fixed maturity securities	2,951	2,172	779	—	—
Investment funds and other	2,410	234	80	24	2,072
	$13,593	$9,791	$1,558	$172	$2,072
December 31, 2024
Cash and short-term investments	$600	$556	$44	$—	$—
Equity securities	9,757	9,036	581	140	—
Fixed maturity securities	1,747	953	794	—	—
Investment funds and other	2,076	385	144	23	1,524
	$14,180	$10,930	$1,563	$163	$1,524

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

A reconciliation of the pre-tax accumulated other comprehensive income of our defined benefit pension plans for each of the two years ending December 31, 2025 follows (in millions).

	2025	2024
Balance at the beginning of the year	$1,467	$(161)
Amount included in net periodic pension expense	(68)	29
Actuarial gains (losses) and other	(732)	1,599
Balance at the end of the year	$667	$1,467

Our subsidiaries may also sponsor defined contribution retirement plans, such as 401(k) or profit-sharing plans. Employee contributions are subject to regulatory limitations and specific plan provisions. Several of these plans provide for employer matching contributions as specified in the plans and may provide for additional discretionary employer contributions. Our defined contribution plan expense was approximately $1.4 billion in 2025, $1.3 billion in 2024 and $1.1 billion in 2023.

(25)
Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders for each of the three years ending December 31, 2025 follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
Balance at December 31, 2022	$(187)	$(6,142)	$1,541	$(552)	$288	$(5,052)
Other comprehensive income	420	741	(188)	466	(25)	1,414
Reclassifications into net earnings	(43)	8	—	(11)	(79)	(125)
Balance at December 31, 2023	190	(5,393)	1,353	(97)	184	(3,763)
Other comprehensive income	(43)	(1,647)	662	1,222	2	196
Reclassifications into net earnings	(30)	1	—	23	(11)	(17)
Balance at December 31, 2024	117	(7,039)	2,015	1,148	175	(3,584)
Other comprehensive income	90	1,502	164	(570)	37	1,223
Reclassifications into net earnings	28	—	—	(57)	(58)	(87)
Balance at December 31, 2025	$235	$(5,537)	$2,179	$521	$154	$(2,448)

Notes to Consolidated Financial Statements

(26)
Business segment data

Berkshire’s chief operating decision maker is the Chief Executive Officer, who is ultimately responsible for significant capital allocation and investment decisions, as well as evaluating the operating performance of the operating segments. Berkshire’s numerous and diverse businesses are managed on an unusually decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Berkshire views the business activities. Certain operating segments are aggregated into reportable business segments based upon similar products or product lines, marketing strategies, and selling and distribution characteristics.

Berkshire’s reportable business segments are as follows.

Business Segment	Principal Business Activities
Insurance:
GEICO	Underwriting primarily private passenger automobile insurance policies

Berkshire Hathaway Primary Group (“BH Primary”)	Underwriting multiple lines of property and casualty insurance policies, primarily commercial accounts

Berkshire Hathaway Reinsurance Group (“BHRG”)	Underwriting excess-of-loss, quota-share and facultative reinsurance contracts

Burlington Northern Santa Fe (“BNSF”)	Operator of a large freight rail transportation system in North America

Berkshire Hathaway Energy (“BHE”)	Operator of regulated electric and gas utilities, natural gas pipelines and other power generation and distribution businesses, and real estate brokerage activities

Manufacturing	Manufacturers and distributors of numerous industrial, consumer and building products, as well as home building and related financial services

Service and retailing

Providers of a variety of services, including shared aircraft ownership programs, aviation pilot training, electronic components distribution, and over-the-road trailer and furniture leasing and retailing operations, including automobile dealerships and home furnishings retailers

McLane Company (“McLane”)	Wholesale distributor of food and non-food items to retailers and restaurants

Pilot Travel Centers (“Pilot”) (1)	Operator of retail travel centers in North America and a marketer of fuel on a wholesale basis

——————

(1) Pilot’s statement of earnings and capital expenditure data in 2023 is for the eleven months ending December 31, 2023. Earnings for the month of January 2023 were determined under the equity method and included in equity method earnings.

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

Notes to Consolidated Financial Statements

(26)
Business segment data

We view our insurance segment as possessing two distinct activities – underwriting and investing. Underwriting decisions are the responsibility of the underwriting managers. Accordingly, performance of underwriting operations is evaluated without any allocation of investment income. As such, the insurance net investment income is presented in the aggregate as a separate component of insurance segment operating earnings. Earnings data of our business segments for each of the three years ended December 31, 2025 are shown in the following tables (in millions).

	2025
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$44,481	$18,713	$25,708	$88,902	$15,310	$104,212
Costs and expenses:
Losses and LAE	32,144	12,519	12,644	57,307	—	57,307
Life, annuity and health benefits	—	—	4,379	4,379	—	4,379
Other segment items	5,513	5,409	6,834	17,756	49	17,805
Total costs and expenses	37,657	17,928	23,857	79,442	49	79,491
Earnings before income taxes	$6,824	$785	$1,851	$9,460	$15,261	$24,721

	2024
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$42,252	$18,733	$27,272	$88,257	$16,812	$105,069
Costs and expenses:
Losses and LAE	30,331	12,666	13,189	56,186	—	56,186
Life, annuity and health benefits	—	—	3,858	3,858	—	3,858
Other segment items	4,108	5,212	7,488	16,808	64	16,872
Total costs and expenses	34,439	17,878	24,535	76,852	64	76,916
Earnings before income taxes	$7,813	$855	$2,737	$11,405	$16,748	$28,153

	2023
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$39,264	$17,129	$27,010	$83,403	$11,619	$95,022
Costs and expenses:
Losses and LAE	31,814	11,224	14,149	57,187	—	57,187
Life, annuity and health benefits	—	—	4,029	4,029	—	4,029
Other segment items	3,815	4,531	6,928	15,274	38	15,312
Total costs and expenses	35,629	15,755	25,106	76,490	38	76,528
Earnings before income taxes	$3,635	$1,374	$1,904	$6,913	$11,581	$18,494

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

BNSF	2025	2024	2023
Revenues	$23,533	$23,572	$23,876
Costs and expenses:
Compensation and benefits	5,531	5,872	5,551
Fuel	3,011	3,267	3,684
Depreciation and amortization	2,722	2,621	2,627
Interest expense	1,098	1,078	1,048
Other segment items	3,996	4,086	4,352
Total costs and expenses	16,358	16,924	17,262
Earnings before income taxes	$7,175	$6,648	$6,614

Other segment items of BNSF include purchased services, equipment rents and materials and other expenses.

Notes to Consolidated Financial Statements

(26)
Business segment data

BHE	2025	2024	2023
Revenues	$26,297	$26,348	$26,008
Costs and expenses:
Energy cost of sales	6,346	6,616	7,057
Energy operations and maintenance	5,445	5,470	6,456
Energy depreciation and amortization	4,180	3,957	3,960
Real estate operating costs and expenses	4,302	4,509	4,316
Interest expense	2,642	2,528	2,283
Other segment items	1,040	976	996
Total costs and expenses	23,955	24,056	25,068
Earnings before income taxes	$2,342	$2,292	$940

Other segment items of BHE primarily consist of property taxes and other expenses. Energy operations and maintenance includes losses associated with the 2020 and 2022 Wildfires. See Note 27.

	Manufacturing			Service and Retailing
	2025	2024	2023	2025	2024	2023
Revenues	$78,487	$77,231	$75,405	$42,647	$39,874	$39,996
Costs and expenses:
Cost of sales and services	50,937	50,702	50,389	25,579	23,818	23,915
Cost of leasing	1,174	1,142	1,051	6,453	5,917	5,011
Interest expense	1,211	934	784	113	118	101
Other segment items	12,594	12,558	11,736	6,463	6,321	6,248
Total costs and expenses	65,916	65,336	63,960	38,608	36,174	35,275
Earnings before income taxes	$12,571	$11,895	$11,445	$4,039	$3,700	$4,721

Other segment items of manufacturing, service and retailing segments primarily consist of selling, general and administrative expenses.

	McLane			Pilot
	2025	2024	2023	2025	2024	2023
Revenues	$50,998	$51,907	$52,607	$42,198	$46,891	$51,739
Costs and expenses:
Cost of sales and services	46,572	47,604	48,495	38,003	42,591	47,505
Depreciation and amortization	214	217	208	1,095	1,012	796
Other segment items	3,536	3,452	3,449	2,910	2,674	2,470
Total costs and expenses	50,322	51,273	52,152	42,008	46,277	50,771
Earnings before income taxes	$676	$634	$455	$190	$614	$968

Other segment items of McLane include general and administrative expenses. Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts for each of the three years ended December 31, 2025 follows (in millions).

	Revenues			Earnings before income taxes
	2025	2024	2023	2025	2024	2023
Total operating businesses	$368,372	$370,892	$364,653	$51,714	$53,936	$43,637
Investment gains (losses)	—	—	—	39,078	52,799	74,855
Equity method earnings (losses)	—	—	—	(9,590)	1,841	1,973
Corporate, eliminations and other	3,072	541	(171)	1,257	1,800	(299)
	$371,444	$371,433	$364,482	$82,459	$110,376	$120,166

Notes to Consolidated Financial Statements

(26)
Business segment data

Additional segment data for each of the three most recent years follows (in millions).

	Interest expense			Income tax expense (benefit)
Business segments	2025	2024	2023	2025	2024	2023
Insurance	$—	$—	$—	$4,949	$5,462	$3,497
BNSF	1,098	1,078	1,048	1,699	1,617	1,527
BHE	2,642	2,528	2,283	(1,785)	(1,871)	(2,022)
Manufacturing	1,211	934	784	2,529	2,598	2,487
Service and retailing	113	118	101	982	912	1,135
McLane	32	22	—	171	152	117
Pilot	227	302	414	27	—	169
	5,323	4,982	4,630	8,572	8,870	6,910
Reconciliation to consolidated amount
Investment gains (losses)	—	—	—	8,316	11,179	15,930
Equity method earnings (losses)	—	—	—	(2,234)	322	223
Corporate, eliminations and other	(254)	218	373	545	444	(44)
	$5,069	$5,200	$5,003	$15,199	$20,815	$23,019

	Capital expenditures			Depreciation and amortization
Business segments	2025	2024	2023	2025	2024	2023
Insurance	$109	$99	$68	$438	$411	$401
BNSF	3,796	3,690	3,920	2,722	2,621	2,627
BHE	10,589	9,013	9,148	4,220	4,003	4,010
Manufacturing	2,681	2,779	2,714	2,464	2,422	2,290
Service and retailing	2,604	2,360	2,590	1,643	1,522	1,335
McLane	207	236	264	214	217	208
Pilot	941	799	705	1,095	1,012	796
	$20,927	$18,976	$19,409	12,796	12,208	11,667
Reconciliation to consolidated amount
Corporate, eliminations and other				680	647	819
				$13,476	$12,855	$12,486

	Goodwill at year-end		Identifiable assets at year-end
Business segments	2025	2024	2025	2024
Insurance	$16,557	$16,557	$571,145	$539,884
BNSF	15,351	15,351	82,532	80,813
BHE	11,778	11,669	136,515	128,276
Manufacturing	26,928	27,716	122,132	119,860
Service and retailing	5,682	5,878	39,124	37,198
McLane	232	232	7,135	7,165
Pilot	6,546	6,477	18,828	19,652
	$83,074	$83,880	977,411	932,848
Reconciliation to consolidated amount
Corporate and other			161,691	137,153
Goodwill			83,074	83,880
			$1,222,176	$1,153,881

Notes to Consolidated Financial Statements

(26)
Business segment data

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below (in millions).

	Property/Casualty			Life/Health
	2025	2024	2023	2025	2024	2023
United States	$72,461	$71,723	$67,831	$1,424	$1,358	$1,285
Western Europe	5,002	5,252	5,014	1,597	1,407	1,323
Asia Pacific	4,592	5,043	5,306	1,469	1,548	1,760
All other	2,019	1,668	2,188	812	694	725
	$84,074	$83,686	$80,339	$5,302	$5,007	$5,093

Consolidated sales, service and leasing revenues were $209.6 billion in 2025, $211.6 billion in 2024 and $215.6 billion in 2023. Sales, service and leasing revenues attributable to the United States were 87% in 2025, 86% in 2024 and 87% in 2023 of such amounts. The remainder of sales, service and leasing revenues were primarily in Europe, the Asia-Pacific region and Canada. Railroad, utilities and energy revenues were $49.7 billion in 2025 and $49.8 billion in 2024 and 2023. Railroad, utilities and energy revenues attributable to the United States were 96% in 2025, 95% in 2024 and 96% in 2023 of such amounts. At December 31, 2025, approximately 91% of our consolidated property, plant and equipment and equipment held for lease was located in the United States with the remainder primarily in the United Kingdom and Canada.

(27)
Contingencies and commitments

We are parties in a variety of legal actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not currently believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Information concerning certain legal matters involving certain of our subsidiaries follows.

Wildfires

PacifiCorp, a wholly-owned subsidiary of Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Utah, Oregon, Wyoming and other Western states.

PacifiCorp is a defendant in numerous complaints and demands alleging similar claims related to wildfires that have been filed in Oregon and California, including a class action complaint in Oregon for which certain jury verdicts were issued as described later in this Note. The plaintiffs in these complaints seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, as well as punitive damages and attorneys’ fees. Several insurance carriers also filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints.

Additionally, the U.S. and Oregon Departments of Justice issued correspondence to PacifiCorp regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the wildfires. In December 2024, the United States of America filed a complaint against PacifiCorp in conjunction with the correspondence from the U.S. Department of Justice. The civil cover sheet accompanying the complaint demands damages estimated to exceed $900 million. On February 20, 2026, the United States Attorney for the District of Oregon and the United States Attorney for the Eastern District of California approved a settlement agreement for $575 million between PacifiCorp and the United States of America resolving all known federal government complaints and demands associated with the Wildfires. In accordance with the settlement agreement, PacifiCorp will pay $575 million within 10 calendar days of the February 20, 2026 effective date. PacifiCorp is actively cooperating with the Oregon Department of Justice on resolving the alleged claims.

Amounts sought in the remaining unsettled complaints and demands filed in Oregon and in certain demands in California total approximately $50 billion and exclude any doubling or trebling of damages or punitive damages included in the complaints, and of which approximately $48 billion represents the economic and noneconomic damages sought in the James mass complaints described later in this Note. Oregon law provides for the doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with certain vegetation in the event the defendant is determined to have willfully and intentionally trespassed. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

Amounts specified by the plaintiffs in the class action complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints, as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. However, plaintiffs included in the James mass complaints are required to amend their complaints to align the economic damages to the facts specific to their complaints rather than the common per plaintiff damages specified in the originally filed mass complaints.

Final determinations of liability will only be made following the completion of comprehensive investigations, which may be or have been performed by various entities, including the U.S. Department of Agriculture Forest Service (“USFS”), the California Public Utilities Commission, the Oregon Department of Forestry (“ODF”) and the Oregon Department of Justice, as well as litigation or similar processes. The outcome of these activities and processes, if adverse, could have a material adverse effect on PacifiCorp’s financial condition.

2020 Wildfires

In September 2020, a severe weather event with high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries, loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, burning over 500,000 acres in aggregate and included the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires (the “2020 Wildfires”) indicate over 2,000 structures destroyed, including residences, several other structures damaged, multiple individuals injured, and several fatalities.

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The Archie Creek fire USFS report also stated that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period October 5, 2020 to December 8, 2020 concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The Slater fire USFS report also stated that evidence indicated that wind blew over a 137-foot tree onto a power line and that the tree had internal rot, but showed no outward signs of distress and would not have been classified or identified as a hazard tree.

To date, settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires. Additionally, settlements have been reached for all wrongful death claims and all federal government demands and complaints associated with the 2020 Wildfires.

In April 2023, the USFS issued its report of investigation into a wildland fire that began in the Opal Creek wilderness outside of the Santiam Canyon first reported on August 16, 2020 (“Beachie Creek Fire”), approximately three weeks prior to the September 2020 wind event previously described. In March 2025, the ODF issued its final investigation report on the Santiam Canyon fires (“ODF’s Report”), concluding that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF’s Report also found that PacifiCorp’s power lines did not contribute to the overall spread of fire into the Santiam Canyon, even though its power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

The Beachie Creek fire that spread into the Santiam Canyon burned approximately 193,000 acres; the South Obenchain fire burned approximately 33,000 acres; the Echo Mountain Complex fire burned approximately 3,000 acres; and the 242 fire burned approximately 14,000 acres. The James cases described in the following section are associated with the Beachie Creek (Santiam Canyon), South Obenchain, Echo Mountain Complex and 242 fires, which were four distinct fires located hundreds of miles apart.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed captioned Jeanyne James et al. v. PacifiCorp (“James”), in Oregon Circuit Court in Multnomah County, Oregon (the “Multnomah Court”). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp’s assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since filing of the original class action complaint, numerous James class members have been named and damages specified in various complaints as described below. Additionally, numerous cases were consolidated into the original James complaint.

As of December 2025, various mass complaints against PacifiCorp naming approximately 1,760 class members have been filed referencing the James case as the lead case, with complaints for some of the plaintiffs subsequently dismissed. These James mass complaints make damages-only allegations with substantially all plaintiffs individually seeking $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages.

Approximately 1,500 additional plaintiffs were granted the ability to not be represented by James lead counsel, a small portion of which filed complaints seeking damages similar to those in the mass complaints. In November 2025, PacifiCorp settled with approximately 1,400 of these plaintiffs for $150 million.

As a result of dismissals for the mass complaints and the November 2025 settlement, James complaints for approximately 1,700 individual plaintiffs remain outstanding, substantially all of which are represented by lead counsel. PacifiCorp believes the magnitude of damages sought by the class members in the James case mass complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

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

Subsequent to the June 2023 James verdict, numerous damages phase trials were held with separate jury verdicts issued and damages awarded for each on a basis consistent with the initial trial and relying on the liability determination in the June 2023 James verdict. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the jury verdicts for the first two damages phase trials. PacifiCorp has filed and will continue to file notices of appeal for the subsequent jury verdicts in the damages phase trials once the limited judgments are entered and any post-trial motions are filed. The appeals process and further actions could take several years.

Aggregate net damages awarded in the subsequent trials through December 31, 2025, including estimates for additional damages expected to be awarded by the Multnomah Court for certain of these trials consistent with other awards, were approximately $646 million. For each limited judgment entered in the court, PacifiCorp has posted or expects to post a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

James court activity

In April 2025, PacifiCorp filed its appellate brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the verdicts for the first two James damages phase trials. In the appellate brief, PacifiCorp addressed numerous procedural and legal issues, including that (1) the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; (2) awarding of noneconomic damages is not allowed under Oregon law; (3) plaintiffs failed to prove that PacifiCorp caused harm to every class member; and (4) jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF’s Report into its appellate brief. Various parties, who are not party to the James case, filed supportive amicus briefs with the court. Plaintiffs filed their combined answering and cross-appeal with the Oregon Court of Appeals on August 21, 2025. PacifiCorp has filed additional appellate briefs and will continue to file individual appellate briefs in connection with appeals of each of the verdicts for additional James damages phase trials.

In November 2025, the Oregon Court of Appeals issued an order for expedited oral argument in response to PacifiCorp’s October 2025 request to facilitate a more prompt decision from the court. As a result of the order, oral argument for the appeal was held on February 4, 2026.

Subsequent to the first two damages phase trials, nine damages phase trials were scheduled to be held in 2025 in accordance with the Multnomah County Circuit Court Oregon’s October 2024 case management order, adjudicating the damages of approximately 10 plaintiffs per trial. In March 2025, PacifiCorp filed a motion to stay the additional damages phase trials scheduled under the October 2024 case management order in consideration of the ODF’s Report, but the motion was denied in April 2025. Refer to “James trial activity” above for information regarding the damages phase trials held in 2025.

In July 2025, the Multnomah Court issued Case Management Order No. 11 (“CMO No. 11”) in response to the May 2025 hearing that was held to evaluate the scheduling of additional damages phase trials. As ordered, CMO No.11 proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028. Currently, approximately 1,500 plaintiffs are scheduled for trial under CMO No.11, including substantially all of those included in the James mass complaints previously described and reflecting the impacts of settlements and dismissals. CMO No. 11 requires plaintiffs included in the mass complaints to amend their complaints alleging the specific facts that support their claims for economic damages within 180 days before the start of their respective trials. Additionally, CMO No. 11 requires mediation every other month.

In August 2025, PacifiCorp filed a motion with the Oregon Court of Appeals to stay the James damages phase trials addressed in CMO No. 11. In September 2025, the Appellate Commissioner of the Oregon Court of Appeals denied PacifiCorp’s motion to stay. PacifiCorp’s subsequent request for reconsideration of the stay denial with the Chief Judge of the Oregon Court of Appeals was denied in October 2025. In November 2025, PacifiCorp petitioned the Oregon Supreme Court to review the Oregon Court of Appeals decisions. In December 2025, plaintiff’s counsel filed its opposition to the petition, and a decision is expected in 2026.

PacifiCorp believes the CMO No. 11 proposed schedule is likely to put significant strain on the Multnomah Court system, which PacifiCorp believes may challenge the Multnomah Court’s ability to fulfill the trials scheduled for approximately 1,500 plaintiffs. PacifiCorp has posted bonds totaling $606 million associated with the limited judgments entered to date for 109 plaintiffs. These bonding requirements will continue to apply to future judgments associated with the CMO No. 11 trials. Due to the volume of James damages phase trials scheduled under CMO No. 11 combined with the requirement to bond judgments for each verdict to stay payment of damages during the appeals process, PacifiCorp may be unable to obtain the necessary funding to meet its liquidity needs.

2022 Wildfire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in California within PacifiCorp’s service territory (the “2022 Wildfire”), which burned over 60,000 acres. Third-party reports indicate that the 2022 Wildfire resulted in 11 structures damaged, 185 structures destroyed, including residences, 12 injuries and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line was the probable cause of the 2022 Wildfire. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in the 2022 Wildfire. Additionally, settlements have been reached for all wrongful death claims and all federal government demands and complaints in connection with the 2022 Wildfire.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

Wildfire loss information

The 2020 Wildfires and 2022 Wildfire discussed previously are referred to as the “Wildfires.” A provision for a loss contingency is recorded when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Estimated probable losses associated with the Wildfires were based on the information available and considered (i) the ongoing cause and origin investigations; (ii) the ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case. Estimated losses on the Wildfires include estimates for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and reasonably estimable at this time. It is reasonably possible PacifiCorp will incur significant additional losses beyond the amounts currently accrued.

Through December 31, 2025, PacifiCorp recorded cumulative estimated probable Wildfire losses, before taxes and expected related insurance recoveries, of approximately $2.85 billion, of which approximately $1.7 billion has been paid in connection with settlements.

Wildfire loss accrual estimates recorded were $100 million in 2025, $346 million in 2024 and $1.9 billion in 2023. Estimated unpaid liabilities were approximately $1.2 billion at December 31, 2025. Insurance recoveries received to date were $530 million, which were recorded prior to 2024. No further insurance recoveries are expected to be available.

HomeServices of America, Inc.

HomeServices of America, Inc. (“HomeServices”) is also a wholly-owned subsidiary of BHE. HomeServices is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries (and in one case, BHE) conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service (“MLS”) rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS (“Cooperative Compensation Rule”). None of the complaints specify damages sought. However, two cases also allege Texas state law deceptive trade practices claims, for which plaintiffs have asserted damages totaling approximately $9 billion by separate written notice as required by Texas law.

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial in the U.S. District Court for the Western District of Missouri (“U.S. District Court”) returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all defendants have reached settlements with the plaintiffs. All settlements received U.S. District Court approval, had final judgments entered by the court and were appealed to the U.S. Court of Appeals for the Eighth Circuit. All appeals were fully briefed by December 19, 2025, and oral arguments took place on January 14, 2026. A ruling from the court on the appeals is pending.

The final HomeServices settlement agreement reached with the plaintiffs on April 25, 2024 settles all claims asserted against HomeServices and certain of its subsidiaries in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments totaling $250 million to be paid over four years. HomeServices has made payments in escrow of $67 million. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Notes to Consolidated Financial Statements

(27)
Contingencies and commitments

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

Commitments and other

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services in the future, which are not yet reflected in our Consolidated Financial Statements. The most significant of our long-term commitments relate to our railroad, utilities and energy businesses, our shared aircraft ownership and leasing business and certain materials purchase commitments. As of December 31, 2025, estimated future payments under those arrangements over the next five years were as follows: $10 billion in 2026, $6 billion in 2027, $4 billion in 2028, $3 billion in 2029, $2 billion in 2030, and thereafter $17 billion.

On February 15, 2026, PacifiCorp and Portland General Electric Company and an affiliate of Portland General Electric Company (together, the “PGE Entities”) entered into an Asset Purchase and Service Area Transfer Agreement to sell to the PGE Entities certain PacifiCorp assets and liabilities associated with PacifiCorp’s Washington operations for $1.9 billion in cash plus additional cash consideration for the value of specified assets delivered at closing, subject to customary purchase price adjustments. The transaction is subject to various regulatory approvals and customary closing conditions and is expected to close in the first half of 2027.

On September 30, 2024, BHE repurchased 5.85% of its outstanding common stock held by certain noncontrolling BHE shareholders for $2.9 billion and in September and October 2024, Berkshire acquired the remaining 2.12% of BHE’s outstanding common stock held by noncontrolling shareholders in exchange for 2,291,631 shares of Berkshire Class B common stock valued at $1.045 billion. After these transactions, BHE became a wholly-owned subsidiary of Berkshire. In January 2024, we acquired the remaining noncontrolling interests in Pilot for $2.6 billion, increasing our ownership of Pilot to 100%.

In September 2023, a BHE subsidiary acquired an additional 50% limited partner interest in Cove Point LNG, LP (“Cove Point”) for $3.3 billion, which increased our economic interest from 25% to 75%. Prior to the transaction, we also held 100% of the general partner interest and we consolidated Cove Point for financial reporting purposes.

The acquisitions of these noncontrolling interests represented equity transactions. We recorded the differences between the consideration paid and the carrying value of the noncontrolling interests acquired and applicable deferred income tax assets or liabilities arising from the transactions to capital in excess of par value. We recorded an increase to capital in excess of par value of $891 million with respect to the 2024 transactions and a decrease to capital in excess of par value of $667 million with respect to the 2023 transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page K-63 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm, included on page K-64 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 2, 2026, which will involve the election of directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	K-64
Consolidated Balance Sheets— December 31, 2025 and December 31, 2024	K-66
Consolidated Statements of Earnings— Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	K-68
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	K-69
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	K-69
Consolidated Statements of Cash Flows— Years Ended December 31, 2025, December 31, 2024, and December 31, 2023	K-70
Notes to Consolidated Financial Statements	K-71
2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	K-117

Schedule I—Parent Company Condensed Financial Information

Balance Sheets as of December 31, 2025 and 2024, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 and Note to Condensed Financial Information

K-118
Other schedules are omitted because they are not required, information therein is not applicable or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page K-120.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Berkshire Hathaway Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and the Company’s internal control over financial reporting as of December 31, 2025, and have issued our report thereon dated February 28, 2026; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 28, 2026

BERKSHIRE HATHAWAY INC. (Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$14,627	$6,337
Short-term investments in U.S. Treasury Bills	112,811	89,705
Investments in and advances to consolidated subsidiaries	604,100	568,987
Investment in Kraft Heinz and other assets	8,871	13,417
	$740,409	$678,446
Liabilities and Shareholders’ equity:
Payable for purchase of U.S. Treasury Bills and other liabilities	$150	$6,510
Income taxes, principally deferred	178	1,477
Notes payable and other borrowings	22,662	21,091
	22,990	29,078
Berkshire shareholders’ equity	717,419	649,368
	$740,409	$678,446

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2025	2024	2023
Income:
From consolidated subsidiaries:
Dividends and distributions	$43,665	$72,607	$9,717
Undistributed earnings	24,143	14,314	85,550
	67,808	86,921	95,267
Equity in earnings (losses) of Kraft Heinz	(4,393)	745	758
Interest and other income	4,098	1,441	899
	67,513	89,107	96,924
Costs and expenses:
General and administrative	134	381	244
Interest expense	353	535	636
Foreign exchange losses (gains) on non-U.S. Dollar denominated debt	501	(1,376)	(371)
Income tax expense (benefit)	(443)	572	192
	545	112	701
Net earnings attributable to Berkshire shareholders	66,968	88,995	96,223
Other comprehensive income attributable to Berkshire shareholders	1,136	179	1,289
Comprehensive income attributable to Berkshire shareholders	$68,104	$89,174	$97,512

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC. (Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings attributable to Berkshire shareholders	$66,968	$88,995	$96,223
Adjustments to reconcile net earnings to operating cash flows:
Undistributed earnings of consolidated subsidiaries	(24,143)	(14,314)	(85,550)
Non-cash dividends from subsidiaries	(30,479)	(58,339)	(1,811)
Changes in income tax liabilities	(1,311)	294	(44)
Other*	1,582	(2,666)	(1,207)
Net cash flows from operating activities	12,617	13,970	7,611
Cash flows from investing activities:
Investments in and advances to consolidated subsidiaries, net	(1,870)	(1,332)	2,649
Purchases of U.S. Treasury Bills	(170,445)	(52,864)	(27,278)
Maturities and sales of U.S. Treasury Bills and other	166,935	40,244	31,234
Net cash flows from investing activities	(5,380)	(13,952)	6,605
Cash flows from financing activities:
Proceeds from borrowings	2,972	5,525	2,054
Repayments of borrowings	(1,919)	(1,854)	(4,310)
Acquisition of treasury stock	—	(2,918)	(9,171)
Net cash flows from financing activities	1,053	753	(11,427)
Increase in cash and cash equivalents	8,290	771	2,789
Cash and cash equivalents at the beginning of the year	6,337	5,566	2,777
Cash and cash equivalents at the end of the year	$14,627	$6,337	$5,566
Other cash flow information:
Income taxes paid	$11,665	$26,455	$5,630
Interest paid	321	318	297
Class B common stock issued in exchange for noncontrolling interests	—	1,045	—

——————

* Includes discount accretion on investments, foreign currency exchange (gains) losses and equity method (earnings) losses of The Kraft Heinz Company.

Note to Condensed Financial Information

As of December 31, 2025, the Parent Company owned 27.5% of the outstanding shares of The Kraft Heinz Company (“Kraft Heinz”) common stock, which is accounted for pursuant to the equity method. The Parent Company recorded an other-than-temporary impairment charge of $5.0 billion in 2025 on this investment. See Note 5 to the Consolidated Financial Statements.

At various dates in 2025, the Parent Company borrowed approximately ¥451.6 billion (approximately $3.0 billion) through senior note issuances and term loan agreements. The borrowings have interest rates ranging from 1.35% to 3.12% and maturity dates ranging from 2028 to 2055. As of December 31, 2025, the Parent Company’s non-U.S. Dollar denominated borrowings included €3.6 billion and ¥2,343 billion par value senior notes. The gains and losses from the periodic remeasurement of these non-U.S. Dollar denominated notes due to changes in foreign currency exchange rates are included in earnings.

Parent Company debt maturities in each of the next five years are as follows: 2026—$4.2 billion; 2027—$4.1 billion; 2028—$3.4 billion; 2029—$2.6 billion and 2030—$850 million. The Parent Company guarantees certain debt of subsidiaries, which aggregated approximately $20.1 billion at December 31, 2025 and primarily consisted of debt issued by Berkshire Hathaway Finance Corporation. Such guarantees are an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. The Parent Company has also provided guarantees in connection with certain retroactive reinsurance contracts issued by subsidiaries. The amounts of subsidiary payments under these contracts, if any, are contingent upon the outcome of future events.

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

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2025. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1	Form of Indemnification Agreement between the Registrant and its Directors and Officers.

Exhibit No.
14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

19	Insider Trading Policies and Procedures

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a—14(a)/15d-14(a) Certification

31.2	Rule 13a—14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

95	Mine Safety Disclosures

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101

The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 28, 2026	/S/ MARC D. HAMBURG
Marc D. Hamburg Senior Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ GREGORY E. ABEL Gregory E. Abel	Director—President and Chief Executive Officer	February 28, 2026 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 28, 2026 Date

/S/ SUSAN A. BUFFETT Susan A. Buffett	Director	February 28, 2026 Date

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors	February 28, 2026 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	February 28, 2026 Date

/S/ KENNETH I. CHENAULT Kenneth I. Chenault	Director	February 28, 2026 Date

/S/ CHRISTOPHER C. DAVIS Christopher C. Davis	Director	February 28, 2026 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	February 28, 2026 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 28, 2026 Date

/S/ AJIT JAIN Ajit Jain	Director—Vice Chairman—Insurance Operations	February 28, 2026 Date

/S/ THOMAS S. MURPHY, JR. Thomas S. Murphy, Jr.	Director	February 28, 2026 Date

/S/ WALLACE R. WEITZ Wallace R. Weitz	Director	February 28, 2026 Date

/S/ MERYL B. WITMER Meryl B. Witmer	Director	February 28, 2026 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 28, 2026 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 28, 2026 Date