Form 10-Q
period 2026-03-31
BERKSHIRE HATHAWAY INC
filed 2026-05-04
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of April 14, 2026:

Class A —	505,697 shares
Class B —	1,398,308,677 shares

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Insurance and Other:
Cash and cash equivalents*	$51,478	$47,719
Short-term investments in U.S. Treasury Bills**	339,261	321,434
Investments in fixed maturity securities	17,669	17,816
Investments in equity securities	288,034	297,778
Equity method investments	19,951	19,978
Loans and finance receivables	30,101	29,836
Other receivables	47,492	44,331
Inventories	25,523	24,424
Property, plant and equipment	39,042	31,885
Equipment held for lease	18,674	18,535
Goodwill	56,173	55,945
Other intangible assets	34,275	33,802
Deferred charges - retroactive reinsurance	7,852	8,104
Other	27,412	24,413
	1,002,937	976,000
Railroad, Utilities and Energy:
Cash and cash equivalents*	6,644	4,158
Receivables	4,267	4,387
Property, plant and equipment	184,028	184,740
Goodwill	27,007	27,129
Regulatory assets	4,471	4,821
Other	22,917	20,941
	249,334	246,176
Total assets	$1,252,271	$1,222,176

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $19.7 billion at March 31, 2026 and $17.6 billion at December 31, 2025.

** Includes unsettled purchases of U.S. Treasury Bills of $17.2 billion at March 31, 2026 and $167 million at December 31, 2025. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2026	December 31, 2025
	(Unaudited)
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$121,561	$120,713
Unpaid losses and loss adjustment expenses - retroactive reinsurance	30,368	31,048
Unearned insurance premiums	32,753	31,339
Life, annuity and health insurance benefits	17,479	17,890
Other insurance policyholder liabilities	9,896	10,312
Accounts payable, accruals and other liabilities	39,670	38,019
Payable for purchases of U.S. Treasury Bills	17,229	167
Aircraft repurchase liabilities and unearned lease revenues	10,915	10,686
Notes payable and other borrowings	42,835	45,763
	322,706	305,937
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	18,545	19,250
Regulatory liabilities	6,834	7,013
Notes payable and other borrowings	86,051	83,318
	111,430	109,581
Income taxes, principally deferred	88,685	86,955
Total liabilities	522,821	502,473
Shareholders’ equity:
Common stock at par value	8	8
Capital in excess of par value	35,566	35,612
Accumulated other comprehensive income	(2,511)	(2,448)
Retained earnings	773,292	763,186
Treasury stock, at cost	(79,174)	(78,939)
Berkshire shareholders’ equity	727,181	717,419
Noncontrolling interests	2,269	2,284
Total shareholders’ equity	729,450	719,703
Total liabilities and shareholders’ equity	$1,252,271	$1,222,176

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	First Quarter
	2026	2025
Revenues:
Insurance and Other:
Insurance premiums earned	$22,005	$21,804
Sales and service revenues	50,946	47,815
Leasing revenues	2,671	2,431
Interest, dividend and other investment income	5,430	5,632
	81,052	77,682
Railroad, Utilities and Energy:
Railroad transportation revenues	5,940	5,671
Utilities and energy operating revenues	5,807	5,494
Service revenues and other income	876	878
	12,623	12,043
Total revenues	93,675	89,725

Investment gains (losses)	(1,605)	(6,435)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,204	14,646
Life, annuity and health insurance benefits	1,019	1,068
Insurance underwriting expenses	4,517	4,368
Cost of sales and services	41,207	38,551
Cost of leasing	2,027	1,887
Selling, general and administrative expenses	6,556	7,681
Interest expense	324	340
	69,854	68,541
Railroad, Utilities and Energy:
Railroad transportation expenses	3,923	3,873
Utilities and energy cost of sales and other expenses	4,317	4,091
Other expenses	856	846
Interest expense	977	917
	10,073	9,727
Total costs and expenses	79,927	78,268
Earnings before income taxes and equity method earnings	12,143	5,022
Equity method earnings	176	126
Earnings before income taxes	12,319	5,148
Income tax expense	2,140	476
Net earnings	10,179	4,672
Earnings attributable to noncontrolling interests	73	69
Net earnings attributable to Berkshire shareholders	$10,106	$4,603
Net earnings per average equivalent Class A share	$7,027	$3,200
Net earnings per average equivalent Class B share*	$4.68	$2.13
Average equivalent Class A shares outstanding	1,438,124	1,438,223
Average equivalent Class B shares outstanding	2,157,185,889	2,157,335,139

——————

* Net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	First Quarter
	2026	2025
Net earnings	$10,179	$4,672
Other comprehensive income:
Unrealized gains (losses) on investments	(83)	41
Applicable income taxes	25	(11)
Foreign currency translation	(283)	482
Applicable income taxes	20	(2)
Long-duration insurance contract discount rate changes	363	39
Applicable income taxes	(78)	(11)
Defined benefit pension plans	5	(40)
Applicable income taxes	(2)	2
Other, net	(33)	6
Other comprehensive income, net	(66)	506
Comprehensive income	10,113	5,178
Comprehensive income attributable to noncontrolling interests	70	75
Comprehensive income attributable to Berkshire shareholders	$10,043	$5,103

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
2026
Balance at December 31, 2025	$35,620	$(2,448)	$763,186	$(78,939)	$2,284	$719,703
Net earnings	—	—	10,106	—	73	10,179
Other comprehensive income, net	—	(63)	—	—	(3)	(66)
Acquisitions of common stock	—	—	—	(235)	—	(235)
Transactions with noncontrolling interests	(46)	—	—	—	(85)	(131)
Balance at March 31, 2026	$35,574	$(2,511)	$773,292	$(79,174)	$2,269	$729,450

2025
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655
Net earnings	—	—	4,603	—	69	4,672
Other comprehensive income, net	—	500	—	—	6	506
Transactions with noncontrolling interests	—	—	—	—	(91)	(91)
Balance at March 31, 2025	$35,673	$(3,084)	$700,821	$(78,939)	$2,271	$656,742

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Quarter
	2026	2025
Cash flows from operating activities:
Net earnings	$10,179	$4,672
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	1,605	6,435
Depreciation and amortization	3,510	3,265
Discount accretion on investments, principally U.S. Treasury Bills	(3,068)	(3,129)
Other	277	1,504
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	223	1,215
Deferred charges - retroactive reinsurance	252	169
Unearned insurance premiums	1,443	1,451
Receivables and originated loans	(3,173)	(3,295)
Other assets	(1,358)	(297)
Other liabilities	(988)	(1,291)
Income taxes	1,536	204
Net cash flows from operating activities	10,438	10,903
Cash flows from investing activities:
Purchases of equity securities	(15,938)	(3,183)
Sales of equity securities	24,087	4,677
Purchases of U.S. Treasury Bills and fixed maturity securities	(189,625)	(158,722)
Sales of U.S. Treasury Bills and fixed maturity securities	12,491	6,286
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	179,028	138,620
Acquisitions of businesses, net of cash acquired	(9,690)	(90)
Purchases of property, plant and equipment and equipment held for lease	(4,986)	(4,281)
Other	325	292
Net cash flows from investing activities	(4,308)	(16,401)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	7	—
Repayments of borrowings of insurance and other businesses	(2,543)	(1,299)
Proceeds from borrowings of railroad, utilities and energy businesses	4,568	2,353
Repayments of borrowings of railroad, utilities and energy businesses	(713)	(443)
Changes in short-term borrowings, net	(961)	(415)
Acquisitions of treasury stock	(235)	—
Other, principally transactions with noncontrolling interests	51	(143)
Net cash flows from financing activities	174	53
Effects of foreign currency exchange rate changes	(63)	(76)
Increase (decrease) in cash and cash equivalents and restricted cash	6,241	(5,521)
Cash and cash equivalents and restricted cash at the beginning of the year*	52,569	48,376
Cash and cash equivalents and restricted cash at the end of the first quarter*	$58,810	$42,855
* Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$47,719	$44,333
Railroad, Utilities and Energy	4,158	3,396
Restricted cash included in other assets	692	647
	$52,569	$48,376
End of the first quarter—
Insurance and Other	$51,478	$36,892
Railroad, Utilities and Energy	6,644	5,288
Restricted cash included in other assets	688	675
	$58,810	$42,855

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets, goodwill and indefinite-lived intangible assets for impairment, expected credit losses on amounts owed to us and the estimation of losses assumed under insurance and reinsurance contracts. Estimates may be subject to significant adjustments in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement, as well as certain qualitative disclosures. ASU 2024-03 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are evaluating the impacts this pronouncement will have on disclosures in our Consolidated Financial Statements.

Note 2. Business acquisitions

Our long-held strategy is to acquire businesses that we believe possess consistent earning power, good returns on equity and able and honest management. Financial results attributable to a business acquisition are included in our Consolidated Financial Statements beginning on the acquisition date.

On January 2, 2026, Berkshire completed the acquisition of Occidental Petroleum Corporation’s (“Occidental”) chemicals business (“OxyChem”) pursuant to an agreement that was entered into on October 1, 2025. Consideration paid to Occidental was approximately $9.5 billion, which is subject to adjustment pursuant to the terms of the agreement. Also pursuant to the agreement, Occidental retained OxyChem’s legacy environmental liabilities. OxyChem is a global manufacturer of basic chemicals, with applications in water treatment, pharmaceuticals, healthcare, construction and other industries.

OxyChem’s assets as of the acquisition date are preliminarily estimated at $10.8 billion, consisting primarily of property, plant and equipment (approximately $7.0 billion), as well as receivables, inventories and intangible assets. Preliminary estimates of liabilities as of the acquisition date are $1.3 billion.

Notes to Consolidated Financial Statements

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2026
U.S. Treasury, U.S. government corporations and agencies	$3,880	$5	$(5)	$3,880
Foreign governments	12,391	51	(51)	12,391
Corporate and other	1,190	213	(5)	1,398
	$17,461	$269	$(61)	$17,669
December 31, 2025
U.S. Treasury, U.S. government corporations and agencies	$3,835	$14	$—	$3,849
Foreign governments	12,493	58	(9)	12,542
Corporate and other	1,197	232	(4)	1,425
	$17,525	$304	$(13)	$17,816

Investments in fixed maturity securities are generally classified as available-for-sale. As of March 31, 2026, approximately 95% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at March 31, 2026 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$12,836	$4,069	$369	$88	$99	$17,461
Fair value	12,831	4,148	483	97	110	17,669

Note 4. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2026
Banks, insurance and finance	$14,685	$69,891	$84,576
Consumer products	8,847	82,191	91,038
Commercial, industrial and other	61,063	51,357	112,420
	$84,595	$203,439	$288,034
December 31, 2025
Banks, insurance and finance	$15,454	$88,675	$104,129
Consumer products	11,899	83,055	94,954
Commercial, industrial and other	58,036	40,659	98,695
	$85,389	$212,389	$297,778

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at March 31, 2026 and December 31, 2025 represented 61% and 65%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at each date were American Express Company, Apple Inc., Bank of America Corporation, The Coca-Cola Company and Chevron Corporation.

Additionally, we own common stock of The Kraft Heinz Company (“Kraft Heinz”) and of Occidental, which we account for under the equity method. See Note 5. Since 2019, we have also owned Occidental non-voting Cumulative Perpetual Preferred Stock and common stock warrants. These investments are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

Notes to Consolidated Financial Statements

Note 4. Investments in equity securities

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of March 31, 2026, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. The Occidental common stock warrants currently allow us to purchase up to 83.9 million shares of Occidental common stock at an exercise price of $59.59 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of March 31, 2026, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 22.2% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of Kraft Heinz and Occidental. As of March 31, 2026, we owned 27.5% of the outstanding Kraft Heinz common stock and 26.9% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee and other grocery products. Occidental is an energy company, whose activities include oil and natural gas exploration, development and production.

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

Our investments in Kraft Heinz, Occidental and Berkadia are summarized as follows (in millions). Kraft Heinz and Occidental common stocks are publicly-traded and the fair values are based on quoted market prices as of our balance sheet dates. The carrying values of Kraft Heinz and Occidental include reductions for other-than-temporary impairment losses recorded in the second and fourth quarters of 2025, respectively.

	Carrying Value		Fair Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Kraft Heinz	$8,689	$8,634	$7,324	$7,897
Occidental	10,808	10,894	17,221	10,894
Berkadia	454	450
	$19,951	$19,978

Our equity in earnings and distributions received from equity method investments are as follows (in millions).

	Equity in Earnings		Distributions Received
	First Quarter		First Quarter
	2026	2025	2026	2025
Kraft Heinz*	$180	$195	$130	$130
Occidental*	(18)	(82)	64	56
Berkadia	14	13	9	9
	$176	$126	$203	$195

——————

* We report our equity in Occidental’s earnings on a one-quarter lag and, beginning with the second quarter of 2025, we also report our equity in Kraft Heinz’s earnings on a one-quarter lag.

Notes to Consolidated Financial Statements

Note 5. Equity method investments

As of March 31, 2026, the carrying value of our investment in Kraft Heinz common stock exceeded fair value by $1.4 billion (or 15.7% of our carrying value). In evaluating the investment in Kraft Heinz for other-than-temporary impairment as of March 31, 2026, we considered our ability and intent to hold the investment until the fair value exceeds carrying value, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company, as well as our current expectations and other factors. Based on our assessment of the prevailing facts and circumstances, we concluded the recognition of an impairment charge in earnings for Kraft Heinz was not required as of March 31, 2026. However, our current expectations and intentions concerning this investment may change in the future, which may result in the recognition of an impairment loss at that time. Our carrying value in Kraft Heinz common stock as of March 31, 2026 exceeded our share of Kraft Heinz common shareholders’ equity as of December 27, 2025 by approximately $2.8 billion.

Summarized financial information of Kraft Heinz follows (in millions).

	December 27, 2025	September 27, 2025
Assets	$81,786	$81,695
Liabilities	39,997	40,116

	Quarter ended December 27, 2025	Quarter ended March 29, 2025
Net sales	$6,354	$5,999
Net earnings attributable to common shareholders	651	712

The carrying value of our investment in Occidental common stock as of March 31, 2026 exceeded our share of Occidental common shareholders’ equity as of December 31, 2025 by approximately $3.4 billion.

Summarized financial information of Occidental follows (in millions).

	December 31, 2025	September 30, 2025
Assets	$84,186	$83,472
Liabilities	47,588	46,706

	Quarter ended December 31,
	2025	2024
Total revenues and other income	$5,423	$5,720
Net losses attributable to common shareholders	(68)	(297)

Note 6. Investment gains (losses)

Investment gains (losses) are summarized as follows (in millions).

	First Quarter
	2026	2025
Investment gains (losses):
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$(3,291)	$(6,775)
Investment gains (losses) during the period on securities sold	1,652	371
	(1,639)	(6,404)
Fixed maturity securities:
Gross realized gains	47	8
Gross realized losses	—	(47)
Other	(13)	8
	$(1,605)	$(6,435)

Notes to Consolidated Financial Statements

Note 6. Investment gains (losses)

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

Proceeds from sales of equity securities were approximately $24.1 billion in the first three months of 2026 and $4.7 billion in 2025. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $7.2 billion in the first quarter of 2026 and $3.1 billion in the first quarter of 2025.

Note 7. Loans and finance receivables

Loans and finance receivables are principally manufactured home installment loans, and to a lesser extent, commercial loans and site-built home loans and are summarized as follows (in millions).

	March 31, 2026	December 31, 2025
Loans and finance receivables, before allowances and discounts	$32,270	$31,997
Allowances for credit losses	(1,354)	(1,347)
Unamortized acquisition discounts and points	(815)	(814)
	$30,101	$29,836

Reconciliations of the allowance for credit losses on loans and finance receivables follow (in millions).

	2026	2025
Balance at the beginning of the year	$1,347	$1,134
Provision for credit losses	52	183
Charge-offs, net of recoveries	(45)	(41)
Balance at March 31	$1,354	$1,276

As of March 31, 2026, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 97% of these loans to be current as to payment status. A summary of performing and non-performing home loans, before allowances and discounts, by year of loan origination as of March 31, 2026 follows (in millions).

	Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Performing	$1,842	$4,953	$5,270	$4,371	$3,267	$11,730	$31,433
Non-performing	2	10	32	31	20	81	176
	$1,844	$4,963	$5,302	$4,402	$3,287	$11,811	$31,609

Note 8. Other receivables

Other receivables are summarized as follows (in millions).

	March 31, 2026	December 31, 2025
Insurance and other:
Insurance premiums receivable	$19,925	$18,656
Reinsurance recoverables	4,845	4,975
Trade receivables	18,211	16,126
Other	5,248	5,279
Allowances for credit losses	(737)	(705)
	$47,492	$44,331
Railroad, utilities and energy:
Trade receivables	$3,725	$3,782
Other	634	698
Allowances for credit losses	(92)	(93)
	$4,267	$4,387

Notes to Consolidated Financial Statements

Note 8. Other receivables

Provisions for credit losses with respect to other receivables were $153 million in the first quarter of 2026 compared to $124 million in 2025. Charge-offs, net of recoveries, were $110 million in the first quarter of 2026 compared to $124 million in 2025.

Note 9. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	March 31, 2026	December 31, 2025
Raw materials and supplies	$5,242	$5,020
Work in process and other	3,847	3,625
Finished manufactured goods	6,244	5,698
Goods acquired for resale	10,190	10,081
	$25,523	$24,424

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.2 billion as of March 31, 2026 and December 31, 2025.

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	March 31, 2026	December 31, 2025
Land, buildings and improvements	$23,451	$22,034
Machinery and equipment	39,419	34,733
Furniture, fixtures and other	7,932	6,212
	70,802	62,979
Accumulated depreciation	(31,760)	(31,094)
	$39,042	$31,885

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	March 31, 2026	December 31, 2025
Railroad:
Land, track structure and other roadway	$77,044	$76,764
Locomotives, freight cars and other equipment	15,982	15,772
Construction in progress	2,215	2,163
	95,241	94,699
Accumulated depreciation	(22,779)	(22,327)
	72,462	72,372
Utilities and energy:
Utility generation, transmission and distribution systems	108,515	109,815
Interstate natural gas pipeline assets	21,495	21,334
Independent power plants and other	15,636	15,630
Construction in progress	11,093	10,591
	156,739	157,370
Accumulated depreciation	(45,173)	(45,002)
	111,566	112,368
	$184,028	$184,740

Notes to Consolidated Financial Statements

Note 10. Property, plant and equipment

Property, plant and equipment depreciation expense for the first quarter of 2026 and 2025 is summarized below (in millions).

	2026	2025
Insurance and other	$922	$784
Railroad, utilities and energy	1,768	1,665
	$2,690	$2,449

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	March 31, 2026	December 31, 2025
Railcars	$10,331	$10,355
Aircraft	16,231	15,877
Other	5,662	5,660
	32,224	31,892
Accumulated depreciation	(13,550)	(13,357)
	$18,674	$18,535

Equipment held for lease depreciation expense in the first quarter was $374 million in 2026 and $372 million in 2025. Fixed and variable operating lease revenues are summarized below (in millions).

	First Quarter
	2026	2025
Fixed	$1,809	$1,683
Variable	862	748
	$2,671	$2,431

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first quarter of 2026 and for the year ended December 31, 2025 follow (in millions).

	March 31, 2026	December 31, 2025
Balance at the beginning of the year*	$83,074	$83,880
Business acquisitions	260	459
Other, including impairments and foreign currency translation	(154)	(1,265)
Balance at the end of the period*	$83,180	$83,074

——————

* Net of accumulated goodwill impairments of $13.0 billion as of March 31, 2026 and December 31, 2025 and $11.5 billion as of December 31, 2024.

Notes to Consolidated Financial Statements

Note 12. Goodwill and other intangible assets

Other intangible assets are summarized below (in millions).

	March 31, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$31,779	$9,853	$21,926	$31,215	$9,638	$21,577
Trademarks and trade names	9,181	1,189	7,992	9,007	1,143	7,864
Patents and technology	5,306	4,219	1,087	5,237	4,196	1,041
Other	5,632	2,362	3,270	5,608	2,288	3,320
	$51,898	$17,623	$34,275	$51,067	$17,265	$33,802
Railroad, utilities and energy:*
Customer relationships and contracts	$1,540	$832	$708	$1,541	$809	$732
Other	441	137	304	442	134	308
	$1,981	$969	$1,012	$1,983	$943	$1,040

——————

* Included in other assets.

Intangible assets with indefinite lives were $19.0 billion as of March 31, 2026 and $18.9 billion as of December 31, 2025 and primarily related to certain customer relationships, trademarks and trade names. Intangible asset amortization expense in the first quarter was $446 million in 2026 and $444 million in 2025.

Note 13. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“LAE”) liabilities (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 14), follow (in millions).

	2026	2025
Balance at the beginning of the year:
Gross liabilities	$120,713	$115,151
Reinsurance recoverable on unpaid losses	(4,456)	(4,593)
Net liabilities	116,257	110,558
Losses and LAE incurred:
Current accident year	14,452	14,638
Prior accident years	(499)	(163)
Total	13,953	14,475
Losses and LAE paid:
Current accident year	(3,673)	(3,788)
Prior accident years	(9,271)	(9,105)
Total	(12,944)	(12,893)
Foreign currency effect	11	198
Balance at March 31:
Net liabilities	117,277	112,338
Reinsurance recoverable on unpaid losses	4,284	4,785
Gross liabilities	$121,561	$117,123

Notes to Consolidated Financial Statements

Note 13. Unpaid losses and loss adjustment expenses

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and LAE incurred and paid in the preceding table related to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and LAE incurred and paid are net of reinsurance recoveries. We experienced no significant catastrophe events (losses exceeding $150 million per event) in the first quarter of 2026, while current accident year incurred losses included $1.1 billion in the first quarter of 2025 from the Southern California wildfires.

Reductions of estimated ultimate claim liabilities for prior accident years’ claims in the first quarter were $499 million in 2026 and $163 million in 2025, which reduced losses and LAE incurred in those periods. These reductions, as percentages of the net liabilities at the beginning of each year, were relatively insignificant in each period.

Our primary insurance businesses reduced prior accident years’ ultimate claims estimates by $239 million in the first quarter of 2026, attributable to lower estimates for property and casualty coverages, and increased prior accident years’ estimates by $167 million in 2025, attributable to increases for casualty coverages partly offset by lower loss estimates for property coverages. Our reinsurance businesses recorded net reductions of estimated ultimate claim liabilities for prior accident years in the first quarter of $260 million in 2026 and $330 million in 2025. These reductions were primarily attributable to lower estimates for property coverages.

Note 14. Retroactive reinsurance contracts

Retroactive reinsurance policies provide indemnification of losses and LAE of short-duration insurance contracts with respect to underlying loss events that occurred prior to the contract inception date. Exposures may include significant asbestos, environmental and other mass tort claims. Retroactive reinsurance contracts generally stipulate aggregate policy limits, and our exposure to such claims under these contracts is likewise limited. Reconciliations of the changes in estimated liabilities for retroactive reinsurance unpaid losses and LAE follow (in millions).

	2026	2025
Balance at the beginning of the year	$31,048	$32,443
Losses and LAE incurred	(1)	2
Losses and LAE paid	(674)	(511)
Foreign currency effect	(5)	40
Balance at March 31	$30,368	$31,974

Losses and LAE incurred	$(1)	$2
Deferred charge adjustments	252	169
Losses and LAE incurred, including deferred charge adjustments	$251	$171

We classify incurred and paid losses and LAE based on the inception dates of the contracts, which reflect when our exposure to losses began. Substantially all of the losses and LAE incurred and paid related to contracts with inception dates prior to 2020. Losses and LAE incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. Deferred charge assets on retroactive reinsurance contracts were $7.9 billion at March 31, 2026 and $8.1 billion at December 31, 2025.

Note 15. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	March 31,
	2026	2025
Periodic payment annuity (“Annuities”)	$10,121	$10,376
Life and health	4,492	4,485
Other	2,866	2,873
	$17,479	$17,734

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Reconciliations of the liabilities for each of our principal product categories follows (in millions). This information reflects the changes in discounted present values of expected future policy benefits and expected future net premiums before reinsurance ceded. Net premiums represent the portion of expected gross premiums that are required to provide for future policy benefits and variable expenses.

	Annuities		Life and health
	2026	2025	2026	2025
Expected future policy benefits:
Balance at the beginning of the year	$10,441	$10,276	$48,124	$43,784
Balance at the beginning of the year - original discount rates	11,930	11,757	61,247	55,170
Effects of cash flow assumption changes	—	—	(153)	(75)
Effects of actual versus expected experience	—	2	(196)	218
Change in benefits, net	(125)	(120)	(394)	(562)
Interest accrual	140	138	354	318
Foreign currency effect	(16)	49	155	263
Balance at March 31 - original discount rates	11,929	11,826	61,013	55,332
Effects of changes in discount rate assumptions	(1,808)	(1,450)	(13,922)	(12,086)
Balance at March 31	$10,121	$10,376	$47,091	$43,246

Expected future net premiums:
Balance at the beginning of the year			$43,584	$39,294
Balance at the beginning of the year - original discount rates			55,359	49,500
Effects of cash flow assumption changes			(87)	(66)
Effects of actual versus expected experience			(187)	195
Change in premiums, net			(386)	(544)
Interest accrual			321	285
Foreign currency effect			121	234
Balance at March 31 - original discount rates			55,141	49,604
Effects of changes in discount rate assumptions			(12,542)	(10,843)
Balance at March 31			$42,599	$38,761

Liabilities for future policy benefits:
Balance at March 31	$10,121	$10,376	$4,492	$4,485
Reinsurance recoverables	—	—	(49)	(47)
Balance at March 31, net of reinsurance recoverables	$10,121	$10,376	$4,443	$4,438

Other information relating to our long-duration insurance liabilities follows (dollars in millions).

	Annuities		Life and health
	March 31		March 31
	2026	2025	2026	2025
Undiscounted expected future gross premiums	$—	$—	$113,151	$100,956
Discounted expected future gross premiums	—	—	68,481	59,104
Undiscounted expected future benefits	32,395	30,603	101,046	92,018

Weighted average discount rate	6.0%	5.7%	5.2%	5.2%
Weighted average accretion rate	4.8%	4.8%	2.6%	2.7%
Weighted average duration	15 years	16 years	14 years	14 years

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for the first quarter of 2026 and 2025 were as follows (in millions).

	Gross premiums		Interest expense
	2026	2025	2026	2025
Annuities	$—	$—	$140	$138
Life and health	1,011	951	33	33

Note 16. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2026.

	Weighted Average Interest Rate	March 31, 2026	December 31, 2025
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2043-2047	4.5%	$1,048	$3,547
Euro denominated due 2027-2041	1.4%	4,133	4,201
Japanese Yen denominated due 2026-2060	1.2%	14,727	14,914
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,476	14,475
Great Britain Pound denominated due 2039-2059	2.5%	2,281	2,323
Euro denominated due 2030-2034	1.8%	1,440	1,464
Other subsidiary borrowings due 2026-2051	5.1%	3,492	3,518
Short-term subsidiary borrowings	5.7%	1,238	1,321
		$42,835	$45,763

Berkshire borrowings consist of senior unsecured debt. Berkshire repaid approximately $2.5 billion of maturing debt in the first quarter of 2025. In April 2026, Berkshire issued ¥272.3 billion ($1.7 billion) of senior notes with maturity dates ranging from 2029 to 2056 and a weighted average interest rate of 2.4% and repaid ¥133.9 billion ($844 million) of maturing senior notes.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured home loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $1.7 billion at March 31, 2026. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥2,343 billion par at March 31, 2026) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on these borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $325 million in the first quarter of 2026 and pre-tax losses of $936 million in the first quarter of 2025.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of March 31, 2026.

	Weighted Average Interest Rate	March 31, 2026	December 31, 2025
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2028-2053	4.4%	$11,462	$11,461
Subsidiary and other debt due 2026-2064	4.9%	50,024	45,798
Short-term borrowings	4.7%	1,005	1,997
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2026-2097	4.8%	23,560	24,062
		$86,051	$83,318

Notes to Consolidated Financial Statements

Note 16. Notes payable and other borrowings

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including those which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. As of March 31, 2026, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

In the first quarter of 2026, BHE subsidiaries issued $4.6 billion of term debt, with a weighted average interest rate of 5.8% and maturity dates ranging from 2029 to 2056. BHE and its subsidiaries repaid term debt of $210 million and short-term borrowings were reduced by $992 million. In the first quarter of 2026, BNSF repaid $503 million of term debt.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $11.7 billion at March 31, 2026, of which approximately $10.2 billion related to BHE and its subsidiaries.

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,880	$3,880	$3,847	$33	$—
Foreign governments	12,391	12,391	12,268	123	—
Corporate and other	1,398	1,398	—	964	434
Investments in equity securities	288,034	288,034	277,285	10	10,739
Investments in Kraft Heinz & Occidental common stock	19,497	24,545	24,545	—	—
Loans and finance receivables	30,101	29,655	—	223	29,432
Other assets	193	193	13	168	12
Other liabilities	365	365	15	281	69
Notes payable and other borrowings:
Insurance and other	42,835	37,441	—	37,418	23
Railroad, utilities and energy	86,051	78,118	—	78,118	—

December 31, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,849	$3,849	$3,815	$34	$—
Foreign governments	12,542	12,542	12,411	131	—
Corporate and other	1,425	1,425	—	983	442
Investments in equity securities	297,778	297,778	288,232	10	9,536
Investments in Kraft Heinz & Occidental common stock	19,528	18,791	18,791	—	—
Loans and finance receivables	29,836	30,532	—	294	30,238
Other assets	141	141	13	119	9
Other liabilities	188	188	13	119	56
Notes payable and other borrowings:
Insurance and other	45,763	40,924	—	40,892	32
Railroad, utilities and energy	83,318	76,803	—	76,803	—

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

	Balance at the beginning of the year	Gains (losses) in earnings	Balance at March 31
Investments in equity securities:
2026	$9,529	$1,203	$10,732
2025	9,663	117	9,780

Quantitative information as of March 31, 2026 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,825	Discounted cash flow	Expected duration	4 years
			Discounts for liquidity and subordination	325 bps
Common stock warrants	1,907	Warrant pricing model	Expected duration	5 years
			Volatility	43%

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

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2025	592,175	(76,340)	515,835	1,598,881,852	(215,299,213)	1,383,582,639
Conversions of Class A to Class B common stock	(9,851)	—	(9,851)	14,776,500	—	14,776,500
Treasury stock acquired	—	(33)	(33)	—	(431,462)	(431,462)
Balance at March 31, 2026	582,324	(76,373)	505,951	1,613,658,352	(215,730,675)	1,397,927,677

Notes to Consolidated Financial Statements

Note 18. Common stock

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,437,903 shares outstanding as of March 31, 2026 and 1,438,223 shares outstanding as of December 31, 2025.

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

Note 19. Income taxes

Our consolidated effective income tax rate was 17.4% in the first quarter of 2026 compared to 9.2% in the first quarter of 2025. Our effective income tax rate normally reflects benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses on our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

The Organization for Economic Co-operation and Development (“OECD”) previously issued Pillar Two model rules introducing a global minimum tax of 15%. While the U.S. has not adopted the Pillar Two rules, various countries have enacted legislation to adopt the rules. In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S.-parented multinational groups. We do not currently expect these rules will have a material effect on our consolidated income taxes.

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
2026
Balance at the beginning of the year	$235	$(5,537)	$2,179	$521	$154	$(2,448)
Other comprehensive income	(58)	(260)	286	3	(34)	(63)
Balance at March 31, 2026	$177	$(5,797)	$2,465	$524	$120	$(2,511)

2025
Balance at the beginning of the year	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)
Other comprehensive income	30	474	28	(38)	6	500
Balance at March 31, 2025	$147	$(6,565)	$2,043	$1,110	$181	$(3,084)

Notes to Consolidated Financial Statements

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2026 and 2025 follows (in millions).

	2026	2025
Cash paid during the period for:
Income taxes	$382	$392
Interest:
Insurance and other	449	435
Railroad, utilities and energy	978	905
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	1,285	9

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

Wildfires

PacifiCorp, a wholly-owned subsidiary of Berkshire Hathaway Energy Company (“BHE”), operates as a regulated electric utility in Utah, Oregon, Wyoming and other Western states. PacifiCorp is party to a variety of legal actions arising from wildfires that occurred in 2020 and 2022. Such actions are described below.

2020 Wildfires and 2022 McKinney Fire

The 2020 Wildfires occurred in September 2020, when a severe weather event with high winds contributed to several major wildfires, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp’s service territory and surrounding areas across multiple counties in Oregon and California, burning over 500,000 acres in aggregate and included the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires indicate over 2,000 structures were destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

Both the U.S. Department of Agriculture Forest Service (“USFS”) and the Oregon Department of Forestry (“ODF”) completed investigation reports related to a wildland fire that was first reported outside the Santiam Canyon on August 16, 2020 (“Beachie Creek Fire”), approximately three weeks before the severe weather event described above. ODF’s report concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. ODF’s report also found that PacifiCorp’s power lines did not contribute to the overall spread of fire into the Santiam Canyon even though PacifiCorp’s power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

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

The 2022 McKinney Fire occurred on July 29, 2022, when a wildfire began in Siskiyou County, California within PacifiCorp’s service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

Complaints and Demands Associated with the Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with the 2020 Wildfires (the “James” case) for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys’ fees. Several insurance carriers also filed subrogation complaints in Oregon and California with similar allegations. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. As described below, substantially all outstanding complaints and demands are associated with the 2020 Wildfires, specifically the James case and the state of Oregon demands.

Substantially all amounts sought in outstanding complaints and demands filed in Oregon are associated with the James mass complaints described below, as well as stayed cases for which motions have been filed for consolidation into the James case and state of Oregon demands. Oregon law provides for the doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated.

PacifiCorp has settled various claims associated with the 2020 and 2022 Wildfires, including all wrongful death claims and federal government demands and complaints. For the Archie Creek fire, Slater fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp settled claims with individual plaintiffs who were granted substitution of counsel in the James case, claims remain outstanding for a substantial number of plaintiffs associated with the James case. In addition, claims were settled with the Oregon wineries and with the federal government. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims. Refer below for information regarding the Oregon Court of Appeals opinion issued in April 2026 pertaining to the James class action complaint.

The James Case

On September 30, 2020, a class action complaint against PacifiCorp captioned Jeanyne James et al. v. PacifiCorp, (“James”) was filed in Oregon Circuit Court in Multnomah County, Oregon (“Multnomah County Circuit Court Oregon”). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp’s assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class.

Since the filing of the original class action complaint, several cases have been stayed pending consolidation into James and numerous James class members have been named and damages specified in various complaints. From April 2024 through January 2026, 1,760 James class members filed nine mass damages complaints in Multnomah County Circuit Court Oregon premised on the Phase I liability verdict, as described below, each referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

The Multnomah County Circuit Court Oregon determined that the James case would be divided into a liability phase (“Phase I”) and a damages phase (“Phase II”). In June 2023, a jury in the Phase I liability trial found PacifiCorp’s conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. The jury awarded economic and noneconomic damages, as well as punitive damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the Phase I plaintiffs’ economic damages, in accordance with Oregon law, and added punitive damages by applying a 0.25 multiplier to the awarded economic and noneconomic damages. The Multnomah County Circuit Court Oregon granted PacifiCorp’s subsequent motion to offset the damage awards by deducting insurance proceeds received by any of the plaintiffs.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

PacifiCorp subsequently appealed the Phase I liability verdict, and on April 8, 2026, the verdict was reversed and remanded by the Oregon Court of Appeals, as described in more detail below.

While PacifiCorp’s appeal of the Phase I verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II trials in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called “CMO No. 11.” PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the Phase II trials once limited judgments are entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of approximately $1.25 billion to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially reduced by estimated insurance offsets. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. Based on the April 2026 Oregon Court of Appeals opinion, the existing bonds could eventually be discharged and any future bonding requirements eliminated.

The Oregon Court of Appeals’ April 2026 opinion reversing the Phase I verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could “assume that the evidence at the trial applies to all class members.” The Oregon Court of Appeals further concluded that the erroneous jury instruction “was prejudicial to PacifiCorp” because it “gave rise to some likelihood that the jury reached an erroneous result.” Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp’s appellate brief, it did not address the majority of PacifiCorp’s other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp. Either party can file a petition for review with the Oregon Supreme Court within 35 days of the Oregon Court of Appeals opinion, subject to extension. Whether the Oregon Supreme Court accepts a request for review is at its discretion.

On April 9, 2026, the Multnomah County Circuit Court Oregon ordered a stay of scheduled James Phase II trials (except for a trial that began April 6, 2026, and subsequently concluded on April 13, 2026) and mandatory mediation. The Multnomah County Circuit Court Oregon asked the parties to submit briefing on the merits, scope and duration of the stay in advance of a May 22, 2026, hearing.

Estimated Losses for and Settlements Associated with the Wildfires

A provision for a loss contingency is recorded when it is probable a liability is likely to occur and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of approximately $2.9 billion through March 31, 2026. PacifiCorp’s cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

To date through March 31, 2026, PacifiCorp paid approximately $2.3 billion in settlements associated with the Wildfires, including $584 million in the first quarter of 2026. As a result of the settlements, various trials have been cancelled. PacifiCorp’s estimated unpaid liabilities in connection with the Wildfires were $577 million at March 31, 2026 and approximately $1.2 billion at December 31, 2025.

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries. No additional insurance recoveries beyond those received to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp’s financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the James appeals process, including the April 2026 Oregon Court of Appeals opinion.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

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

The final HomeServices settlement agreement reached with the plaintiffs on April 25, 2024 settles all claims asserted against HomeServices and certain of its subsidiaries in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments totaling $250 million to be paid over four years. HomeServices has made payments in escrow of $130 million to date. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury’s findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Other legal matters

In September 2024, National Indemnity Company (“NICO”) entered into a settlement agreement concerning certain non-insurance affiliates that filed voluntary petitions under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of New Jersey (the “Court”) in 2023. Under the terms of the settlement agreement, NICO agreed to pay $535 million to the bankruptcy estate in consideration of a release of all estate causes of action against NICO and its affiliates. The Court’s approval of the settlement agreement over the objections of certain creditors is pending.

NICO and its affiliates also entered into a proposed Consent Decree and Environmental Settlement Agreement (“CDESA”) with the bankruptcy estate, the United States Environmental Protection Agency and various state environmental agencies to resolve certain environmental liabilities arising from various sites owned or operated by the debtor non-insurance affiliates. The CDESA was filed with the Court on April 3, 2026, and remains subject to Court’s approval.

Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We currently believe that liabilities that may arise as a result of such other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

Commitments and other

On February 15, 2026, PacifiCorp and Portland General Electric Company and an affiliate of Portland General Electric Company (together, the “PGE Entities”) entered into an Asset Purchase and Service Area Transfer Agreement to sell to the PGE Entities certain PacifiCorp assets and liabilities associated with PacifiCorp’s Washington operations for a base sales price of $1.9 billion in cash. The transaction is subject to various regulatory approvals and customary closing conditions and is expected to close in the first half of 2027.

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

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
First quarter 2026
Manufactured products:
Industrial and commercial	$—	$—	$9,172	$51	$—	$—	$—	$9,223
Building	—	—	4,668	—	—	—	—	4,668
Consumer	—	—	4,051	—	—	—	—	4,051
Grocery and convenience store distribution	—	—	—	—	—	6,790	—	6,790
Food and beverage distribution	—	—	—	—	—	4,698	—	4,698
Auto sales	—	—	—	2,591	—	—	—	2,591
Other retail and wholesale distribution	—	—	978	4,140	11,144	—	—	16,262
Service	5,921	791	342	1,823	65	240	—	9,182
Electricity and natural gas	—	5,672	—	—	—	—	—	5,672
Total	5,921	6,463	19,211	8,605	11,209	11,728	—	63,137
Other revenues	44	195	1,431	2,356	20	31	26,461	30,538
	$5,965	$6,658	$20,642	$10,961	$11,229	$11,759	$26,461	$93,675

First quarter 2025
Manufactured products:
Industrial and commercial	$—	$—	$7,353	$73	$—	$—	$—	$7,426
Building	—	—	4,588	—	—	—	—	4,588
Consumer	—	—	4,260	—	—	—	—	4,260
Grocery and convenience store distribution	—	—	—	—	—	7,442	—	7,442
Food and beverage distribution	—	—	—	—	—	4,373	—	4,373
Auto sales	—	—	—	2,701	—	—	—	2,701
Other retail and wholesale distribution	—	—	877	3,569	10,153	—	—	14,599
Service	5,653	791	283	1,639	63	193	—	8,622
Electricity and natural gas	—	5,346	—	—	—	—	—	5,346
Total	5,653	6,137	17,361	7,982	10,216	12,008	—	59,357
Other revenues	46	207	1,391	2,130	206	8	26,380	30,368
	$5,699	$6,344	$18,752	$10,112	$10,422	$12,016	$26,380	$89,725

A summary of transaction prices allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of March 31, 2026 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$3,413	$18,810	$22,223
Other sales and service contracts	3,971	10,513	14,484

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

	First Quarter 2026
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$11,186	$4,591	$6,228	$22,005	$3,307	$25,312
Costs and expenses:
Losses and LAE	8,277	2,792	3,135	14,204	—	14,204
Life, annuity and health benefits	—	—	1,019	1,019	—	1,019
Other segment items	1,493	1,323	1,701	4,517	3	4,520
Total costs and expenses	9,770	4,115	5,855	19,740	3	19,743
Earnings before income taxes	$1,416	$476	$373	$2,265	$3,304	$5,569

	First Quarter 2025
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$10,752	$4,577	$6,475	$21,804	$3,571	$25,375
Costs and expenses:
Losses and LAE	7,424	3,452	3,770	14,646	—	14,646
Life, annuity and health benefits	—	—	1,068	1,068	—	1,068
Other segment items	1,155	1,269	1,944	4,368	10	4,378
Total costs and expenses	8,579	4,721	6,782	20,082	10	20,092
Earnings before income taxes	$2,173	$(144)	$(307)	$1,722	$3,561	$5,283

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

	First Quarter
BNSF	2026	2025
Revenues	$5,994	$5,720
Costs and expenses:
Compensation and benefits	1,374	1,387
Fuel	768	770
Depreciation and amortization	690	671
Interest expense	277	272
Other segment items	1,065	1,017
Total costs and expenses	4,174	4,117
Earnings before income taxes	$1,820	$1,603

Other segment items of BNSF include purchased services, equipment rents and materials and other expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	First Quarter
BHE	2026	2025
Revenues	$6,661	$6,356
Costs and expenses:
Energy cost of sales	1,670	1,531
Energy operations and maintenance	1,298	1,249
Energy depreciation and amortization	1,080	1,009
Real estate operating costs and expenses	879	871
Interest expense	700	646
Other segment items	290	327
Total costs and expenses	5,917	5,633
Earnings before income taxes	$744	$723

Other segment items of BHE primarily consist of property taxes and other expenses.

	Manufacturing		Service and retailing
	First Quarter		First Quarter
	2026	2025	2026	2025
Revenues	$20,672	$18,766	$10,989	$10,137
Costs and expenses:
Cost of sales and services	13,787	12,329	6,520	6,064
Cost of leasing	284	294	1,766	1,589
Interest expense	344	285	26	27
Other segment items	3,198	3,142	1,596	1,516
Total costs and expenses	17,613	16,050	9,908	9,196
Earnings before income taxes	$3,059	$2,716	$1,081	$941

Other segment items of manufacturing, service and retailing primarily consist of selling, general and administrative expenses.

	McLane		Pilot
	First Quarter		First Quarter
	2026	2025	2026	2025
Revenues	$11,936	$12,175	$11,245	$10,430
Costs and expenses:
Cost of sales and services	10,882	11,101	10,264	9,284
Depreciation and amortization	50	49	281	257
Other segment items	860	844	750	721
Total costs and expenses	11,792	11,994	11,295	10,262
Earnings (loss) before income taxes	$144	$181	$(50)	$168

Other segment items of McLane include general and administrative expenses. Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts follow (in millions).

	Revenues		Earnings before income taxes
	First Quarter		First Quarter
	2026	2025	2026	2025
Total operating businesses	$92,809	$88,959	$12,367	$11,615
Investment gains (losses)	—	—	(1,605)	(6,435)
Equity method earnings	—	—	176	126
Corporate, eliminations and other	866	766	1,381	(158)
	$93,675	$89,725	$12,319	$5,148

Notes to Consolidated Financial Statements

Note 24. Business segment data

Additional segment data follows (in millions).

	Interest expense		Income tax expense (benefit)
	First Quarter		First Quarter
Business segments	2026	2025	2026	2025
Insurance	$—	$—	$1,172	$1,054
BNSF	277	272	443	389
BHE	700	646	(430)	(422)
Manufacturing	344	285	716	611
Service and retailing	26	27	261	225
McLane	8	7	34	45
Pilot	47	72	(9)	37
	1,402	1,309	2,187	1,939
Reconciliation to consolidated amount
Investment gains (losses)	—	—	(346)	(1,390)
Equity method earnings	—	—	21	11
Corporate, eliminations and other	(101)	(52)	278	(84)
	$1,301	$1,257	$2,140	$476

	Capital expenditures		Depreciation and amortization
	First Quarter		First Quarter
Business segments	2026	2025	2026	2025
Insurance	$25	$24	$101	$107
BNSF	744	652	690	671
BHE	2,418	2,128	1,089	1,019
Manufacturing	904	707	746	610
Service and retailing	583	544	408	399
McLane	50	22	50	49
Pilot	262	204	281	257
	$4,986	$4,281	3,365	3,112
Reconciliation to consolidated amount
Corporate, eliminations and other			145	153
			$3,510	$3,265

	Goodwill		Identifiable assets
Business segments	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Insurance	$16,557	$16,557	$587,951	$571,145
BNSF	15,351	15,351	82,747	82,532
BHE	11,656	11,778	139,581	136,515
Manufacturing	27,154	26,928	133,396	122,132
Service and retailing	5,684	5,682	40,022	39,124
McLane	232	232	7,288	7,135
Pilot	6,546	6,546	19,567	18,828
	$83,180	$83,074	1,010,552	977,411
Reconciliation to consolidated amount
Corporate and other			158,539	161,691
Goodwill			83,180	83,074
			$1,252,271	$1,222,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	First Quarter
	2026	2025
Insurance – underwriting	$1,717	$1,336
Insurance – investment income	2,679	2,893
BNSF	1,377	1,214
Berkshire Hathaway Energy (“BHE”)	1,114	1,097
Manufacturing, service and retailing	3,199	3,060
Investment gains (losses)	(1,240)	(5,038)
Other	1,260	41
Net earnings attributable to Berkshire shareholders	$10,106	$4,603

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 24 to the accompanying Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2025) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods by the impacts of ongoing macroeconomic and geopolitical conflicts and events, including wars, tensions from developing international trade policies and tariffs, as well as changes in industry or company-specific factors or events. Considerable uncertainty remains as to the ultimate outcome of these events. We are currently unable to reliably predict the ultimate impact on our businesses, whether through changes in the availability of products, supply chain costs and efficiency, and customer demand for our products and services. It is reasonably possible there could be adverse consequences on our operating businesses, as well as on our investments in equity securities, which could significantly affect our results.

Insurance underwriting generated after-tax earnings in the first quarter of $1.7 billion in 2026 and $1.3 billion in 2025. We experienced no significant catastrophe events in the first quarter of 2026, while after-tax losses from significant events were $860 million in the first quarter of 2025. Before the impact of significant catastrophe losses, lower underwriting earnings were generated by GEICO and the reinsurance business, which were partially offset by increased earnings from other primary insurance business. After-tax earnings from insurance investment income in the first quarter declined $214 million (7.4%) in 2026 versus 2025, primarily attributable to lower interest income, reflecting lower interest rates.

After-tax earnings of BNSF increased 13.4% in the first quarter of 2026 compared to 2025, primarily attributable to higher revenues and improved operating efficiencies. After-tax earnings of BHE in the first quarter of 2026 increased 1.5% compared to 2025, which reflected higher earnings from the natural gas pipelines businesses and federal income tax credits recognized on a consolidated basis and lower earnings from the U.S. utilities and other energy businesses.

Earnings from our manufacturing, service and retailing businesses increased 4.5% in the first quarter of 2026 compared to 2025. Results among our numerous operations in 2026 were mixed, with overall earnings increases in our manufacturing and service businesses and lower earnings from the retailing businesses.

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

After-tax other earnings in the first quarter include investment income not allocated to operating businesses, earnings from equity method investments and foreign currency exchange rate gains and losses related to Berkshire and BHFC non-U.S. Dollar denominated debt. After-tax other earnings in the first quarter of 2026 increased $1.2 billion compared to 2025, reflecting after-tax foreign currency exchange rate gains of $249 million in 2026 compared to losses of $713 million in 2025 and increased investment income.

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

We write primary insurance and reinsurance policies covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to generate pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. Time-value-of-money concepts are important considerations in establishing premiums received at the inception of our retroactive reinsurance and periodic payment annuity contracts. While no new retroactive reinsurance or periodic payment annuity contracts have been written in recent years, we will continue to record charges to earnings related to the run-off of pre-existing contracts over the remaining claim settlement periods.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	First Quarter
	2026	2025
Pre-tax underwriting earnings:
GEICO	$1,416	$2,173
BH Primary	476	(144)
BHRG	373	(307)
Pre-tax underwriting earnings	2,265	1,722
Income taxes	548	386
Net underwriting earnings	$1,717	$1,336
Effective income tax rate	24.2%	22.4%

GEICO

GEICO writes property and casualty insurance policies, primarily private passenger auto insurance, in all 50 states and the District of Columbia. Additionally, GEICO writes insurance policies for certain commercial auto risks, which currently represents less than 5% of premiums written. GEICO offers its policies mainly by direct response methods where most customers apply for insurance coverage directly to the company, and, to a lesser extent, through insurance agencies. GEICO also operates an insurance agency that offers insurance policies written by third parties, such as homeowners, renters, condominium, life and identity protection insurance. A summary of GEICO’s underwriting results follows (dollars in millions).

	First Quarter
	2026		2025
	Amount	%	Amount	%
Premiums written	$11,674		$11,506
Premiums earned	$11,186	100.0	$10,752	100.0
Losses and LAE	8,277	73.9	7,424	69.0
Underwriting expenses	1,493	13.4	1,155	10.8
Total losses and expenses	9,770	87.3	8,579	79.8
Pre-tax underwriting earnings	$1,416		$2,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

Premiums written increased $168 million (1.5%) in the first quarter of 2026 to $11.7 billion, reflecting an increase in commercial auto business, partially offset by lower average premiums per policy for private passenger auto insurance. Premiums earned increased $434 million (4.0%) in the first quarter of 2026 compared to 2025.

Losses and loss adjustment expenses increased $853 million (11.5%) in the first quarter of 2026 compared to 2025. GEICO’s loss ratio (losses and loss adjustment expenses to premiums earned) was 73.9% in the first quarter of 2026, an increase of 4.9 percentage points compared to 2025. The loss ratio increase reflected the impact of higher claims frequencies and average severities.

Private passenger auto claims frequencies increased in the first quarter of 2026 for bodily injury coverage (five to seven percent range) and property damage and collision coverages (two to four percent range) compared to 2025. Private passenger auto average claims severities in the first quarter of 2026 increased for bodily injury coverages (12 to 14 percent range) and for property damage and collision coverages (two to four percent range) compared to 2025. Changes in ultimate loss estimates for prior accident years’ claims in the first quarter of 2026 and 2025 were relatively insignificant.

Underwriting expenses increased $338 million (29.3%) in the first quarter of 2026 compared to 2025. The expense ratio (underwriting expense to premiums earned) was 13.4% in the first quarter of 2026, an increase of 2.6 percentage points compared to 2025. These increases were primarily driven by increased policy acquisition-related expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

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

A summary of BH Primary’s underwriting results follows (dollars in millions).

	First Quarter
	2026		2025
	Amount	%	Amount	%
Premiums written	$4,466		$4,423
Premiums earned	$4,591	100.0	$4,577	100.0
Losses and LAE	2,792	60.8	3,452	75.4
Underwriting expenses	1,323	28.8	1,269	27.7
Total losses and expenses	4,115	89.6	4,721	103.1
Pre-tax underwriting earnings (loss)	$476		$(144)

Premiums written and earned were slightly higher in the first quarter of 2026 compared to the same period of 2025. Premiums written declined in the first quarter of 2026 at RSUI (14%, primarily property business) and NICO Primary (7%, primarily commercial auto business), which were substantially offset by increases from MedPro (7%), BHSI (3%) and BH Direct (9%).

Losses and LAE declined $660 million (19.1%) in the first quarter of 2026 compared to the same period in 2025, and the loss ratio declined 14.6 percentage points compared to 2025. There were no losses incurred from significant catastrophe event occurrences in the first quarter of 2026 compared to approximately $300 million in 2025. Changes in prior accident years’ ultimate loss estimates reduced incurred losses by $176 million in the first quarter of 2026 and increased incurred losses by $212 million in the first quarter of 2025. Underwriting expenses increased $54 million (4.3%) in the first quarter of 2026 compared to 2025. Underwriting expenses in the first quarter of 2026 increased at nearly all of the business units versus 2025.

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

	First Quarter
	2026	2025
Property/casualty	$637	$68
Life/health	126	70
Retroactive reinsurance	(246)	(209)
Periodic payment annuity	(136)	(199)
Variable annuity	(8)	(37)
Pre-tax underwriting earnings (loss)	$373	$(307)

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2026		2025
	Amount	%	Amount	%
Premiums written	$5,992		$6,135
Premiums earned	$4,912	100.0	$5,235	100.0
Losses and LAE	2,884	58.7	3,599	68.7
Underwriting expenses	1,391	28.3	1,568	30.0
Total losses and expenses	4,275	87.0	5,167	98.7
Pre-tax underwriting earnings	$637		$68

Premiums written in the first quarter of 2026 declined $143 million (2.3%) and premiums earned declined $323 million (6.2%) compared to 2025. These declines were primarily attributable to volume reductions in property business, partly offset by increased casualty business and favorable foreign currency translation effects from a weaker U.S. Dollar. The property volume decline was attributable to the impacts of increased competition and lower rates. On March 23, 2026, NICO entered into a whole account reinsurance agreement with certain wholly-owned insurance subsidiaries of Tokio Marine Holdings, Inc. (“Tokio Marine”). NICO will assume on a quota-share basis a portion of the net non-life premiums written and related losses and expenses of Tokio Marine on risks attaching over a ten-year term commencing April 1, 2026. This contract is expected to generate meaningful premium volumes over its term.

Losses and LAE declined $715 million (19.9%) in the first quarter of 2026 compared to 2025, and the loss ratio in 2026 declined 10.0 percentage points compared to 2025. There were no losses incurred from significant catastrophe event occurrences in the first quarter of 2026 compared to $770 million in 2025. Additionally, changes in prior accident years’ ultimate loss estimates in the first quarter reduced incurred losses by $260 million in 2026 and $330 million in 2025. The reductions were mostly attributable to lower-than-expected property losses.

Underwriting expenses in the first quarter declined $177 million (11.3%) in 2026 compared to 2025, primarily due to the impact of lower premiums earned. Underwriting expenses also included foreign currency exchange gains from the remeasurement of certain non-functional currency denominated assets and liabilities of $12 million in the first quarter of 2026 and losses of $142 million in 2025, arising from certain intercompany reinsurance transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	First Quarter
	2026		2025
	Amount	%	Amount	%
Premiums written	$1,318		$1,243
Premiums earned	$1,316	100.0	$1,240	100.0
Life and health benefits	904	68.7	956	77.1
Underwriting expenses	286	21.7	214	17.3
Total benefits and expenses	1,190	90.4	1,170	94.4
Pre-tax underwriting earnings	$126		$70

Premiums earned in the first quarter increased $76 million (6.1%) in 2026 compared to 2025, primarily due to favorable foreign currency translation effects and increased premiums in France, Asia, and the U.K, partially offset by lower premiums in Australia. Pre-tax underwriting earnings in the first quarter of 2026 increased $56 million compared to the same period in 2025, reflecting higher earnings in both the U.S. and internationally, partly offset by increased foreign currency exchange losses.

Retroactive reinsurance

Pre-tax underwriting losses, before foreign currency exchange gains and losses, were $251 million in the first quarter of 2026 versus $169 million in 2025. Losses reflected changes in estimated ultimate liabilities and related deferred charges during each period. Foreign currency exchange gains and losses derive from the remeasurement of liabilities of non-functional currency denominated contracts of U.S. subsidiaries. Pre-tax foreign currency exchange gains were $5 million in the first quarter of 2026 compared to losses of $40 million in 2025.

Unpaid losses and LAE for retroactive reinsurance contracts were $30.4 billion at March 31, 2026, a decline of $680 million from December 31, 2025, due primarily to loss payments. Deferred charge assets on retroactive reinsurance were $7.9 billion and $8.1 billion at March 31, 2026 and December 31, 2025, respectively. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Pre-tax losses, before foreign currency exchange gains and losses, were $152 million in the first quarter of 2026 versus $150 million in 2025 and derived primarily from the accretion of discounted annuity liabilities. Pre-tax foreign currency exchange rate gains on non-functional currency denominated contracts of U.S. subsidiaries were $16 million in the first quarter of 2026 compared to losses of $49 million in 2025. Annuity liabilities were $14.1 billion at March 31, 2026, including the effects of discount rate changes recorded in accumulated other comprehensive income, as well as liabilities of $4.0 billion on contracts without life contingencies.

Variable annuity

Earnings or losses on our variable annuity guarantee reinsurance contracts are affected by changes in securities markets, interest rates, foreign currency exchange rates and policyholder behavior. While these contracts have been in run-off for many years, periodic earnings are subject to considerable volatility from the inherent volatility of market prices and rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	First Quarter		Percentage
	2026	2025	Change
Interest and other investment income	$2,260	$2,519	(10.3)%
Dividend income	1,044	1,042	0.2
Pre-tax net investment income	3,304	3,561	(7.2)
Income taxes	625	668
Net investment income	$2,679	$2,893
Effective income tax rate	18.9%	18.8%

Pre-tax investment income in the first quarter declined 7.2% in 2026 compared to 2025, primarily attributable to lower interest income, reflecting lower interest rates. Dividend income varies from period to period due to changes in the investment portfolio and the amount, frequency and timing of dividends from investees. We continue to believe that maintaining ample liquidity is paramount and insist on safety over yield with respect to short-term investments.

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

Float was approximately $176.9 billion at March 31, 2026, an increase of approximately $500 million from December 31, 2025. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting earnings in the first quarter of 2026 and 2025, and the average cost of float was negative in each period.

A summary of cash and investments held in our insurance businesses follows (in millions).

	March 31, 2026	December 31, 2025
Cash, cash equivalents and U.S. Treasury Bills*	$236,779	$212,651
Equity securities	284,965	294,144
Fixed maturity securities	17,386	17,466
Other, including loans to affiliates	4,655	4,702
	$543,785	$528,963

——————

* Includes unsettled purchases of U.S. Treasury Bills of $11.3 billion at March 31, 2026. Such amounts were also included in liabilities, which were paid shortly after March 31.

Fixed maturity investments as of March 31, 2026 follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$3,644	$—	$3,644
Foreign governments	12,385	—	12,385
Corporate and other	1,151	206	1,357
	$17,180	$206	$17,386

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

	First Quarter
	2026	2025
Railroad operating revenues	$5,959	$5,676
Railroad operating expenses	3,911	3,855
Railroad operating earnings	2,048	1,821
Other revenues (expenses), net	49	54
Interest expense	(277)	(272)
Pre-tax earnings	1,820	1,603
Income taxes	443	389
Net earnings	$1,377	$1,214
Effective income tax rate	24.3%	24.3%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units
	First Quarter		Percentage
	2026	2025	Change
Consumer products	1,402	1,382	1.4%
Agricultural and energy products	385	345	11.6
Industrial products	330	332	(0.6)
Coal	291	298	(2.3)
	2,408	2,357	2.2

Railroad operating revenues increased 5.0% in the first quarter of 2026 compared to 2025, reflecting increases in car/unit volume of 2.2% and average revenue per car/unit of 2.8% resulting from business mix, core pricing gains and higher fuel surcharge revenue from higher fuel prices. Pre-tax earnings increased 13.5% in the first quarter of 2026 compared to 2025.

Operating revenues from consumer products were $2.0 billion in the first quarter of 2026, a slight increase from 2025. Revenues in 2026 reflected lower average revenue per car/unit, offset by slightly higher volume of 1.4% compared to 2025. The volume increase was primarily due to higher international intermodal shipments.

Operating revenues from agricultural and energy products were $1.8 billion in the first quarter of 2026, an increase of 14.8% compared to 2025, attributable to increased volume of 11.6% and average revenue per car/unit. The volume increase was primarily due to higher demand for grains, petroleum fuels and oilseeds and meals.

Operating revenues from industrial products were $1.2 billion in the first quarter of 2026, an increase of 2.3% from 2025. Revenues in the first quarter of 2026 reflected higher average revenue per car/unit, partially offset by lower volume (0.6%). The volume decline was primarily due to lower shipments of plastics and building products, due to continued softness in the housing market.

Operating revenues from coal were $742 million in the first quarter of 2026, an increase of 1.1% from 2025. Revenues in the first quarter of 2026 reflected higher average revenue per car/unit and a volume decrease of 2.3% compared to 2025. The volume decrease was primarily attributable to utility coal plant retirements, partially offset by increased demand from the impact of higher natural gas prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Railroad operating expenses increased $56 million (1.5%) and the ratio of railroad operating expenses to railroad operating revenues declined 2.3 percentage points to 65.6% in the first quarter 2026 relative to 2025. Fuel expense was substantially unchanged in the first quarter of 2026 compared to 2025, as increased fuel efficiency offset higher volumes and higher average fuel prices. Compensation and benefits expense was flat in the first quarter of 2026 versus 2025, as wage inflation was offset by improved employee productivity. Equipment rents, materials and other expenses increased $31 million (6.2%) in the first quarter of 2026 compared to 2025, primarily due to higher casualty related costs.

Income tax expense increased in the first quarter of 2026 compared to 2025, attributable to higher pre-tax earnings. The effective income tax rate in the first quarter of 2026 was unchanged from 2025.

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

	First Quarter
	2026	2025
Revenues:
Energy operating revenues	$5,810	$5,506
Real estate operating revenues	862	860
Other	(11)	(10)
Total revenues	6,661	6,356
Costs and expenses:
Energy cost of sales	1,670	1,531
Energy operating expenses	2,668	2,585
Real estate operating costs and expenses	879	871
Interest expense	700	646
Total costs and expenses	5,917	5,633
Pre-tax earnings	744	723
Income tax benefit*	(430)	(422)
Net earnings after income taxes	1,174	1,145
Noncontrolling interests of BHE subsidiaries	60	45
Net earnings attributable to BHE	1,114	1,100
Preferred stock dividends	—	3
Net earnings attributable to Berkshire shareholders	$1,114	$1,097
Effective income tax rate	(57.8)%	(58.4)%

——————

* Includes significant production tax credits primarily from wind-powered electricity generation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to BHE follows (dollars in millions).

	First Quarter		Percentage
	2026	2025	Change
U.S. utilities	$359	$428	(16.1)%
Natural gas pipelines	606	488	24.2
Other energy businesses	255	347	(26.5)
Real estate brokerage	(12)	(15)	(20.0)
Corporate interest and other	(94)	(148)	(36.5)
	$1,114	$1,100	1.3

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings decreased $69 million in the first quarter of 2026 compared to 2025, reflecting comparative increases in energy operating expenses and interest expense and lower income tax benefits from recognized production tax credits, partially offset by increases in electric utility margin and other income.

The U.S. utilities’ electric utility margin was $2.0 billion in the first quarter of 2026, an increase of $47 million (2.4%) compared to 2025. The increase reflected higher retail customer rates in certain territories, lower thermal generation cost of sales and higher wholesale prices, partially offset by higher purchased electricity cost of sales. Retail customer volumes increased 1.7% overall (up 4.4% at MEC and 4.3% at NV Energy and down 1.2% at PacifiCorp) in the first quarter of 2026 compared to 2025, primarily due to an increase in the average number of customers and higher customer usage, partially offset by an overall unfavorable impact of weather. The increase in energy operating expenses was primarily due to vegetation management and other wildfire prevention costs, general and plant maintenance costs, insurance expenses and technology costs.

Net earnings of natural gas pipelines increased $118 million in the first quarter of 2026 compared to 2025. The increase reflected higher transportation and storage revenues from a general rate case and higher variable liquefied natural gas revenues from cold weather in the first quarter of 2026.

Net earnings of other energy businesses decreased $92 million in the first quarter of 2026 compared to 2025. The decrease was primarily due to lower earnings at Northern Powergrid from lower distribution revenues due to lower tariffs from inflation adjustments beginning in the second quarter of 2025 and higher interest expense.

Net losses of real estate brokerage businesses decreased by $3 million in the first quarter of 2026 compared to 2025. The real estate brokerage business continues to be negatively impacted by the limited availability of homes for sale and high home prices. Corporate interest and other net earnings include BHE corporate interest expense and unallocated general and administrative expenses and income taxes, including tax credits recognized on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	First Quarter		Percentage
	2026	2025	Change
Revenues:
Manufacturing	$20,672	$18,766	10.2%
Service and retailing	34,170	32,742	4.4
	$54,842	$51,508	6.5
Pre-tax earnings:
Manufacturing	$3,059	$2,716	12.6%
Service and retailing	1,175	1,290	(8.9)
	4,234	4,006	5.7
Income taxes and noncontrolling interests	1,035	946
Net earnings*	$3,199	$3,060
Effective income tax rate	23.7%	22.9%
Pre-tax earnings as a percentage of revenues	7.7%	7.8%

——————

* Excludes certain acquisition accounting expenses, which primarily relate to the amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $114 million in the first quarter of 2026 and $124 million in the first quarter of 2025. These expenses are included in “Other” in the summary of earnings on page 29 and in the “Other” earnings table on page 43.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	First Quarter
	2026	2025
Revenues:
Industrial products	$11,196	$9,057
Building products	5,989	6,168
Consumer products	3,487	3,541
	$20,672	$18,766
Pre-tax earnings:
Industrial products	$1,931	$1,581
Building products	804	885
Consumer products	324	250
	$3,059	$2,716
Pre-tax earnings as a percentage of revenues:
Industrial products	17.2%	17.5%
Building products	13.4	14.3
Consumer products	9.3	7.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Industrial products

The industrial products group includes complex metal components and products for aerospace, power and general industrial markets (Precision Castparts Corp. (PCC)), specialty chemicals (The Lubrizol Corporation (Lubrizol)), metal cutting tools/systems (IMC International Metalworking Companies (IMC)), and Marmon Holdings, Inc. (Marmon) which consists of numerous autonomous manufacturing, service and leasing businesses, currently aggregated in twelve groups. Other industrial products members also produce equipment and systems for the livestock and agricultural industries (CTB International), drag reducing agents for pipelines (LiquidPower Specialty Products), structural steel fabrication products (W&W|AFCO) and beginning in August 2025, rodent control products (Bell Laboratories). On January 2, 2026, Berkshire acquired a chemicals business (OxyChem) from Occidental Petroleum Corporation. OxyChem produces basic chemicals and its results are included in Berkshire’s consolidated results beginning as of the acquisition date.

Revenues of the industrial products group were $11.2 billion in the first quarter of 2026, an increase of $2.1 billion (23.6%) over 2025, primarily attributable to business acquisitions, as well as increases at several of our pre-existing businesses. Pre-tax earnings in the first quarter of 2026 increased $350 million (22.1%) compared to 2025. Pre-tax earnings as a percentage of revenues for the group were 17.2% for the first quarter of 2026, a decrease of 0.3 percentage points compared to 2025.

PCC’s revenues were $2.9 billion in the first quarter of 2026, an increase of 8.2% compared to 2025. Revenues from aerospace and industrial gas turbine power products in the first quarter of 2026 increased 9.4% and 18.9%, respectively, over 2025, primarily attributable to strong customer demand and higher prices, due in part to rising costs of certain raw materials. Revenues from other products in the first quarter of 2026 declined 7.5% compared to 2025. PCC’s pre-tax earnings increased 32.9% in the first quarter of 2026 compared to 2025, which included costs and expenses associated with a fire at a fasteners facility in the first quarter of 2025. Additionally, the earnings increase in 2026 reflected aerospace and industrial gas turbine sales growth, improved manufacturing and operating efficiencies and favorable changes in business mix. Future sales and earnings growth will depend on successfully increasing production and expanding capacity, as necessary, to meet customer demand.

Lubrizol’s revenues were $1.6 billion in the first quarter of 2026, an increase of 2.7% compared to 2025. The increase was primarily attributable to higher volumes and favorable foreign currency translation effects, partially offset by lower selling prices and unfavorable product mix. Lubrizol’s pre-tax earnings increased 8.1% in the first quarter of 2026 compared to 2025. The increase reflected the effects of increased sales volumes in 2026 and the non-recurrence of restructuring charges incurred in 2025, partially offset by lower selling prices, higher manufacturing costs and unfavorable product mix. The significant increases in raw material, energy and supply chain costs during the latter part of the first quarter of 2026 are expected to increase production costs in the second quarter and will necessitate selling price increases.

Marmon’s revenues were $3.3 billion in the first quarter of 2026, an increase of 6.0% compared to the first quarter of 2025, which was primarily attributable to the transition of Acme Brick from our building products group to Marmon beginning January 1, 2026. Otherwise, revenue increases in 2026 were generated by the Plumbing & Refrigeration (18.3%) and Electrical (10.4%) groups, primarily attributable to higher metals prices, and from the Transportation Products group (4.4%). These increases were partially offset by lower revenues from the Retail Solutions (9.8%), Rail & Leasing (8.9%), Foodservice Technologies (4.7%) and Industrial Products (2.5%) groups due to a combination of lower sales volumes and the impacts of sales mix changes and business divestitures, partially offset by favorable foreign currency translation effects.

Marmon’s pre-tax earnings increased 1.3% in the first quarter of 2026 compared to 2025. Earnings increases were generated by the Plumbing & Refrigeration and Electrical groups, attributable to higher copper spreads. These increases were largely offset by lower earnings from the Rail & Leasing, Foodservice Technologies and Water Technologies groups, attributable to lower volumes and product mix changes. Operating results in 2026 across the remainder of Marmon’s groups were mixed.

IMC’s revenues were approximately $1.2 billion in the first quarter of 2026, an increase of 20.6% compared to 2025. IMC has experienced significant raw material price increases, which began in 2025 and continued through the first quarter of 2026. Customer demand and product sales increased in the first quarter of 2026, primarily attributable to customers accelerating purchases. IMC’s pre-tax earnings in the first quarter of 2026 increased 41.9% compared to 2025, reflecting the increases in sales and gross margins, as well as favorable fixed manufacturing cost absorption and product sales mix, partially offset by higher raw materials costs and selling expenses. The significant increase in earnings in the first quarter is not expected to continue throughout 2026. IMC operates globally, and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

OxyChem’s revenues were $1.2 billion in the first quarter of 2026. OxyChem generated a small pre-tax loss in the first quarter of 2026, reflecting the impacts of acquisition accounting amortization, as well as increased plant maintenance, utilities and property tax expenses and materials costs. Revenues and earnings increases were also generated in the first quarter of 2026 by each of the other smaller businesses within the industrial products group.

Building products

The building products group includes manufactured (factory-built) and site-built home construction and related lending and financial services (Clayton Homes). Other building products businesses currently include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek).

Revenues of the building products group declined $179 million (2.9%) and pre-tax earnings declined $81 million (9.2%) in the first quarter of 2026 compared to 2025. Certain of our building products businesses experienced lower customer demand, attributable to prevailing general economic conditions and the adverse weather in parts of the U.S. in the first quarter of 2026.

Clayton Homes’ revenues were $2.9 billion in the first quarter of 2026, a decline of 1.2% compared to 2025. Revenues from home sales declined $103 million (4.9%) in 2026 versus 2025, reflecting a 9.7% decline in new home unit sales, partially offset by higher average prices for factory-built homes and changes in sales mix. Financial services revenues increased 9.6% in the first quarter of 2026 compared to 2025, primarily due to increased interest income from higher average loan balances and average interest rates. Loan balances, net of allowances for credit losses, were approximately $29.8 billion as of March 31, 2026, an increase of 7.8% since March 31, 2025. Loan portfolios are largely funded by borrowings from Berkshire finance affiliates.

Clayton Homes’ pre-tax earnings were $393 million in the first quarter of 2026, a decrease of 8.7% from 2025. The decline reflected lower earnings from home building, partially offset by increased earnings from financial services. The decline in home building earnings was due to lower sales volume and slightly higher selling general and administrative expenses. The increase in financial services earnings was primarily due to higher interest income and lower insurance claims expense, partially offset by increased interest expense on increased borrowings from affiliates. The corresponding interest income from these borrowings is included in the “Other” earnings section on page 43.

Our other building products businesses generated revenues of approximately $3.1 billion in the first quarter of 2026, a decline of $143 million (4.4%) versus 2025, primarily attributable to the transition of Acme Brick to Marmon beginning January 1, 2026. Sales volumes of these businesses were generally lower in 2026, attributable to slow housing markets in 2026, which was substantially offset by higher average selling prices. Pre-tax earnings declined $44 million (9.7%) and, as a percentage of revenues, declined 0.8 percentage point in the first quarter of 2026 versus 2025. The decline in earnings was primarily attributable to reduced gross margins in the aggregate.

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

Consumer products group revenues were $3.5 billion in the first quarter of 2026, a decline of 1.5% compared to 2025. The decline was driven by revenue reductions at Fruit of the Loom, Garan, Jazwares and Forest River, attributable to a combination of lower sales volumes, unfavorable changes in sales mix and the impacts of exiting unprofitable lines of business at Fruit of the Loom, partially offset by higher average selling prices. Revenue increases were generated by Brooks Sports and Duracell, attributable to combinations of higher volumes, changes in sales mix and/or favorable foreign currency translation effects.

Pre-tax earnings of our consumer products group increased 29.6% in the first quarter of 2026 compared to 2025. Earnings increases in the first quarter of 2026 were generated by Forest River, Brooks and Duracell. The increase at Forest River was primarily due to lower selling, general and administrative expenses, partly offset by lower gross margins. The increase at Duracell was largely due to increased advanced manufacturing production tax credits, which are included in pre-tax earnings, and the increase at Brooks Sports was primarily attributable to the increases in sales and gross margins. These earnings increases were partially offset by earnings declines at Garan and Jazwares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	First Quarter
	2026	2025
Revenues:
Service	$6,434	$5,493
McLane	11,936	12,175
Retailing	4,555	4,644
Pilot	11,245	10,430
	$34,170	$32,742
Pre-tax earnings:
Service	$785	$648
McLane	144	181
Retailing	296	293
Pilot	(50)	168
	$1,175	$1,290
Pre-tax earnings as a percentage of revenues:
Service	12.2%	11.8%
McLane	1.2	1.5
Retailing	6.5	6.3
Pilot	(0.4)	1.6

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

Service group revenues increased $941 million (17.1%) in the first quarter of 2026 compared to 2025. The revenues increase was primarily attributable to higher revenues from TTI (26.2%), aviation services (11.8%) and IPS (23.7%). The revenue increase at TTI reflected accelerating customer demand, favorable foreign currency translation effects and inventory cost-based price increases. The increase in demand, in part, was attributed to customers responding to potential further price increases and supply chain concerns, including extended inventory order lead times. The revenue increase from aviation services was primarily due to an increase in the number of aircraft in shared ownership programs and in-flight hours flown and higher average rates. The revenue increase at IPS was attributable to life sciences and data center design, construction management and other construction consulting services.

Service group pre-tax earnings increased $137 million (21.1%) in the first quarter of 2026 compared to 2025, primarily attributable to TTI and, to a lesser extent, aviation services. Pre-tax earnings as a percentage of revenues rose 0.4 percentage points in the first quarter of 2026 compared to 2025. The earnings increase from TTI reflected the increase in revenues, favorable foreign currency translation effects, an increase in the average overall gross margin rate and improved expense leverage. Inventory cost and supply chain uncertainties could result in downward gross margin pressure as the year progresses. The earnings increase from aviation services was primarily attributable to increased revenues, partially offset by higher flight crew and instructor costs and higher maintenance, fuel, subcontract and other variable costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

McLane’s revenues declined 2.0% in the first quarter of 2026 compared to 2025. Retail business sales declined 8.0% in the first quarter of 2026 compared to 2025, partially offset by increases in restaurant business sales and other income, including gains from asset sales. The decline in retail business sales reflected lower volumes, primarily from net customer losses, while the comparative increase in restaurant business was attributable to increased volumes and cost-based price increases. Pre-tax earnings declined $37 million (20.4%) in the first quarter of 2026 compared to 2025, reflecting a decrease in the overall gross margins and slightly higher selling, general and administrative expenses, partially offset by higher other income.

Retailing

Our retailing businesses include Berkshire Hathaway Automotive, Inc. (“BHA”), which consists of over 80 auto dealerships that sell new and pre-owned automobiles and offer repair services and related products. BHA also offers and insures vehicle service contracts and related insurance products. Our retailing businesses also include four home furnishings businesses (NFM, R.C. Willey, Jordan’s and Star Furniture), which sell furniture, appliances, flooring and electronics.

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

Retailing group aggregate revenues decreased 1.9% in the first quarter of 2026 compared to 2025. BHA’s revenues represented about 70% of retailing group revenues in the first quarter of 2026. BHA’s revenue declined 3.2% compared to 2025, reflecting a 4.3% decrease in new and pre-owned vehicle sales due to fewer new and used retail unit sales. Additionally, BHA’s service contract revenues increased 3.8% in the first quarter of 2026 compared to 2025, while parts/service/repair operation revenues were unchanged.

Aggregate revenues of the other retailing businesses increased 1.3% in the first quarter of 2026 versus 2025. Several of our other retailing businesses continued to experience sluggish customer demand in the first quarter of 2026, attributable to a combination of increased competition and the impacts of higher economic uncertainty and changes in consumer confidence.

Retailing group pre-tax earnings increased $3 million (1.0%) in the first quarter of 2026 compared to 2025. BHA’s pre-tax earnings increased 3.7% in the first quarter of 2026 compared to 2025, attributable to increased earnings from service contracts operations and lower selling, general and administrative expenses. Aggregate pre-tax earnings for the remainder of our retailing group declined 11.9% in the first quarter of 2026 compared to 2025, attributable to a slight decline in the overall gross margin rate and higher operating expenses.

Pilot

Pilot Travel Centers (“Pilot”) operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. Pilot’s revenues increased $815 million (7.8%) in the first quarter of 2026 compared to 2025. The increase was primarily attributable to higher fuel prices, partially offset by lower fuel volumes.

Pilot’s pre-tax earnings in the first quarter of 2026 declined $218 million (129.8%) compared to 2025. The earnings decline was partially attributable to the impact of gains from asset dispositions in the first quarter of 2025, which did not repeat in 2026, as well as from lower gross fuel margin rates and higher depreciation and amortization, store, and general and administrative expenses. Gross margins in 2026 were negatively affected by the net impacts of the significant increases in prices on hedging contract values and product costs. These price increases produced losses on hedging contracts, which were included in earnings, while the related gains on inventory and product values are deferred until sold. The increase in store and general and administrative expenses (8.2%) was primarily due to increased labor and facilities maintenance costs and accruals.

Investment Gains (Losses)

A summary of investment gains (losses) follows (dollars in millions).

	First Quarter
	2026	2025
Investment gains (losses)	$(1,605)	$(6,435)
Income taxes and noncontrolling interests	(365)	(1,397)
Net earnings (losses)	$(1,240)	$(5,038)
Effective income tax rate	21.6%	21.6%

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

Substantially all pre-tax investment losses in the first quarter of 2026 and 2025 derived from our investments in equity securities and included net unrealized losses of $3.3 billion and $6.8 billion, respectively, attributable to changes during the period in market prices on equity securities we held at the end of each period. These losses were partially offset by gains of $1.7 billion in the first quarter of 2026 and $371 million in 2025 on securities sold during the period. Taxable investment gains and losses on equity securities sold, which are generally the difference between sales proceeds and the original cost basis of the securities sold, were gains of $7.2 billion in the first quarter of 2026 compared to $3.1 billion in 2025.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period has little analytical or predictive value.

Other

A summary of after-tax other earnings follows (in millions).

	First Quarter
	2026	2025
Investment income	$967	$869
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	249	(713)
Equity method earnings	155	116
Acquisition accounting expenses	(114)	(124)
Other earnings (losses)	3	(107)
	$1,260	$41

Investment income includes corporate interest income and dividend income not allocated to operating businesses. After-tax corporate investment income increased $98 million in the first quarter of 2026 compared to 2025, primarily due to increased investments in U.S. Treasury Bills, which derived largely from capital distributions from Berkshire subsidiaries, partially offset by lower interest rates.

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

Equity method earnings include our proportionate share of earnings of Kraft Heinz, Occidental and Berkadia. After-tax equity method earnings increased $39 million in 2026 compared to 2025 due to increased earnings from Occidental, partially offset by lower earnings from Kraft Heinz and Berkadia. Historically, we recorded our share of Occidental earnings on a one-quarter lag and during the second quarter of 2025, we began recording our share of Kraft Heinz’s earnings on a one-quarter lag.

Acquisition accounting expenses include charges arising from the application of the acquisition method of accounting in connection with certain of Berkshire’s past business acquisitions. These charges are primarily from the amortization of intangible assets recorded in connection with those acquisitions. Other earnings and losses primarily include unallocated corporate and other general and administrative expenses, interest expense, income tax expense and interest income on certain intercompany loans.

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at March 31, 2026 was $727.2 billion, an increase of $9.8 billion since December 31, 2025. Net earnings attributable to Berkshire shareholders were $10.1 billion for the first quarter of 2026 and included after-tax investment losses of approximately $1.2 billion. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Berkshire’s Chief Executive Officer after consultation with the Chairman of the Board. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire acquired relatively minor amounts of treasury stock in the first quarter of 2026.

At March 31, 2026, our insurance and other businesses held investments in cash, cash equivalents and U.S. Treasury Bills (net of payables for unsettled purchases) of $373.5 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $305.7 billion. On January 2, 2026, Berkshire acquired OxyChem for approximately $9.5 billion.

Excluding borrowings of BHE and BNSF, our borrowings at March 31, 2026 were $42.8 billion, predominantly issued by Berkshire and BHFC. Berkshire’s outstanding debt at March 31, 2026 was $19.9 billion, a decrease of $2.8 billion since December 31, 2025, primarily attributable to repayments of maturing debt of $2.5 billion, as well as reductions due to changes in foreign currency exchange rates. In April 2026, Berkshire issued ¥272.3 billion ($1.7 billion) of senior notes with maturity dates ranging from 2029 to 2056 and a weighted average interest rate of 2.4% and repaid ¥133.9 billion ($844 million) of maturing senior notes.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.2 billion at March 31, 2026, a decrease of $65 million from December 31, 2025, primarily due to foreign currency exchange rate changes. BHFC’s borrowings are used to fund a portion of home loans originated and acquired by Clayton Homes and equipment held for lease by Marmon’s railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.6 billion as of March 31, 2026, a decrease of approximately $500 million from December 31, 2025. BHE’s aggregate borrowings were $62.5 billion at March 31, 2026, an increase of $3.2 billion from December 31, 2025. In the first quarter of 2026, BHE subsidiaries issued $4.6 billion of term debt, with a weighted average interest rate of 5.8% and maturity dates ranging from 2029 to 2056. BHE and its subsidiaries repaid term debt of $210 million and reduced short-term borrowings by $992 million. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first quarter of 2026, our diverse group of businesses generated net operating cash flows of $10.4 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $5.0 billion in the first quarter of 2026, of which $3.2 billion was from BNSF and BHE. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures of approximately $12.4 billion over the remainder of 2026.

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

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of March 31, 2026 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in our Consolidated Financial Statements. Such estimates and judgments necessarily involve varying and possibly significant degrees of uncertainty. Accordingly, certain amounts currently recorded in our Consolidated Financial Statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. Reference is made to “Critical Accounting Estimates” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025.

Our Consolidated Balance Sheet as of March 31, 2026 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $151.9 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2026 included goodwill of acquired businesses of $83.2 billion and indefinite-lived intangible assets of $19.0 billion. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2025, our estimated fair values of four reporting units did not exceed our carrying values by at least 20%, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our estimated aggregate fair value of these units at that time was approximately $27.7 billion, which exceeded our aggregate carrying value of approximately $26.2 billion. Goodwill of these reporting units totaled approximately $9.2 billion.

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

As of March 31, 2026, we concluded that more likely than not, the goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on market and economic conditions, as well as events affecting our businesses or the industries in which they operate, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements in the future.

Information concerning accounting pronouncements to be adopted in the future is included in Note 1 to the accompanying Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025 and the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2026, there were no material changes in the market risks described in Berkshire’s Annual Report.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. During the quarter, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2025, to which reference is made herein. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program currently permits Berkshire to repurchase its Class A and Class B shares any time that Berkshire’s Chief Executive Officer, after consultation with the Chairman of the Board, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Berkshire’s common stock repurchases during the first quarter of 2026 are summarized as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
January	—	$—	—	*
February	—	—	—	*
March
Class A common stock	33	729,701.17	33	*
Class B common stock	431,462	486.92	431,462	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 2, 2026	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg,
Senior Vice President and
Principal Financial Officer