Form 10-Q
period 2026-06-30
BERKSHIRE HATHAWAY INC
filed 2026-08-10
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of July 29, 2026:

Class A —	488,450 shares
Class B —	1,408,035,161 shares

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Insurance and Other:
Cash and cash equivalents*	$35,096	$47,719
Short-term investments in U.S. Treasury Bills**	324,905	321,434
Investments in fixed maturity securities	17,034	17,816
Investments in equity securities	323,779	297,778
Equity method investments	19,948	19,978
Loans and finance receivables	30,724	29,836
Other receivables	48,635	44,331
Inventories	26,575	24,424
Property, plant and equipment	39,409	31,885
Equipment held for lease	18,912	18,535
Goodwill	56,192	55,945
Other intangible assets	33,949	33,802
Deferred charges - retroactive reinsurance	7,675	8,104
Other	27,813	24,413
	1,010,646	976,000
Railroad, Utilities and Energy:
Cash and cash equivalents*	5,513	4,158
Receivables	4,562	4,387
Property, plant and equipment	185,815	184,740
Goodwill	26,981	27,129
Regulatory assets	4,385	4,821
Other	25,169	20,941
	252,425	246,176
Total assets	$1,263,071	$1,222,176

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $3.2 billion at June 30, 2026 and $17.6 billion at December 31, 2025.

** Includes unsettled purchases of U.S. Treasury Bills of $771 million at June 30, 2026 and $167 million at December 31, 2025. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2026	December 31, 2025
	(Unaudited)
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$122,875	$120,713
Unpaid losses and loss adjustment expenses - retroactive reinsurance	29,978	31,048
Unearned insurance premiums	32,754	31,339
Life, annuity and health insurance benefits	17,738	17,890
Other insurance policyholder liabilities	9,942	10,312
Accounts payable, accruals and other liabilities	41,422	38,019
Payable for purchases of U.S. Treasury Bills	771	167
Aircraft repurchase liabilities and unearned lease revenues	11,217	10,686
Notes payable and other borrowings	43,302	45,763
	309,999	305,937
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	20,424	19,250
Regulatory liabilities	6,998	7,013
Notes payable and other borrowings	85,297	83,318
	112,719	109,581
Income taxes, principally deferred	90,176	86,955
Total liabilities	512,894	502,473
Shareholders’ equity:
Common stock at par value	8	8
Capital in excess of par value	35,615	35,612
Accumulated other comprehensive income	(2,971)	(2,448)
Retained earnings	798,959	763,186
Treasury stock, at cost	(83,701)	(78,939)
Berkshire shareholders’ equity	747,910	717,419
Noncontrolling interests	2,267	2,284
Total shareholders’ equity	750,177	719,703
Total liabilities and shareholders’ equity	$1,263,071	$1,222,176

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Second Quarter		First Six Months
	2026	2025	2026	2025
Revenues:
Insurance and Other:
Insurance premiums earned	$22,475	$22,195	$44,480	$43,999
Sales and service revenues	57,282	49,658	108,228	97,473
Leasing revenues	2,887	2,509	5,558	4,940
Interest, dividend and other investment income	5,857	6,002	11,287	11,634
	88,501	80,364	169,553	158,046
Railroad, Utilities and Energy:
Railroad transportation revenues	6,553	5,718	12,493	11,389
Utilities and energy operating revenues	5,408	5,118	11,215	10,612
Service revenues and other income	1,346	1,315	2,222	2,193
	13,307	12,151	25,930	24,194
Total revenues	101,808	92,515	195,483	182,240

Investment gains (losses)	16,077	6,364	14,472	(71)

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,274	14,073	28,478	28,719
Life, annuity and health insurance benefits	1,233	1,132	2,252	2,200
Insurance underwriting expenses	4,788	4,456	9,305	8,824
Cost of sales and services	45,947	39,616	87,154	78,167
Cost of leasing	2,141	1,887	4,168	3,774
Selling, general and administrative expenses	6,724	7,931	13,280	15,612
Interest expense	315	318	639	658
	75,422	69,413	145,276	137,954
Railroad, Utilities and Energy:
Railroad transportation expenses	4,308	3,729	8,231	7,602
Utilities and energy cost of sales and other expenses	4,134	4,156	8,451	8,247
Other expenses	1,186	1,151	2,042	1,997
Interest expense	1,020	935	1,997	1,852
	10,648	9,971	20,721	19,698
Total costs and expenses	86,070	79,384	165,997	157,652
Earnings before income taxes and equity method earnings	31,815	19,495	43,958	24,517
Equity method earnings (losses)	248	(4,745)	424	(4,619)
Earnings before income taxes	32,063	14,750	44,382	19,898
Income tax expense	6,291	2,293	8,431	2,769
Net earnings	25,772	12,457	35,951	17,129
Earnings attributable to noncontrolling interests	105	87	178	156
Net earnings attributable to Berkshire shareholders	$25,667	$12,370	$35,773	$16,973
Net earnings per average equivalent Class A share	$17,868	$8,601	$24,889	$11,801
Net earnings per average equivalent Class B share*	$11.91	$5.73	$16.59	$7.87
Average equivalent Class A shares outstanding	1,436,443	1,438,223	1,437,279	1,438,223
Average equivalent Class B shares outstanding	2,154,664,073	2,157,335,139	2,155,918,015	2,157,335,139

——————

* Net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Second Quarter		First Six Months
	2026	2025	2026	2025
Net earnings	$25,772	$12,457	$35,951	$17,129
Other comprehensive income:
Unrealized gains (losses) on investments	(54)	117	(137)	158
Applicable income taxes	6	(18)	31	(29)
Foreign currency translation	(259)	1,108	(542)	1,590
Applicable income taxes	6	(52)	26	(54)
Long-duration insurance contract discount rate changes	(107)	115	256	154
Applicable income taxes	23	(25)	(55)	(36)
Defined benefit pension plans	(21)	(65)	(16)	(105)
Applicable income taxes	5	15	3	17
Other, net	(62)	4	(95)	10
Other comprehensive income, net	(463)	1,199	(529)	1,705
Comprehensive income	25,309	13,656	35,422	18,834
Comprehensive income attributable to noncontrolling interests	102	97	172	172
Comprehensive income attributable to Berkshire shareholders	$25,207	$13,559	$35,250	$18,662

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
2026
Balance at December 31, 2025	$35,620	$(2,448)	$763,186	$(78,939)	$2,284	$719,703
Net earnings	—	—	10,106	—	73	10,179
Other comprehensive income, net	—	(63)	—	—	(3)	(66)
Acquisitions of common stock	—	—	—	(235)	—	(235)
Transactions with noncontrolling interests	(46)	—	—	—	(85)	(131)
Balance at March 31, 2026	35,574	(2,511)	773,292	(79,174)	2,269	729,450
Net earnings	—	—	25,667	—	105	25,772
Other comprehensive income, net	—	(460)	—	—	(3)	(463)
Acquisitions of common stock	—	—	—	(4,527)	—	(4,527)
Transactions with noncontrolling interests	49	—	—	—	(104)	(55)
Balance at June 30, 2026	$35,623	$(2,971)	$798,959	$(83,701)	$2,267	$750,177

2025
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655
Net earnings	—	—	4,603	—	69	4,672
Other comprehensive income, net	—	500	—	—	6	506
Transactions with noncontrolling interests	—	—	—	—	(91)	(91)
Balance at March 31, 2025	35,673	(3,084)	700,821	(78,939)	2,271	656,742
Net earnings	—	—	12,370	—	87	12,457
Other comprehensive income, net	—	1,189	—	—	10	1,199
Transactions with noncontrolling interests	(41)	—	—	—	(81)	(122)
Balance at June 30, 2025	$35,632	$(1,895)	$713,191	$(78,939)	$2,287	$670,276

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Six Months
	2026	2025
Cash flows from operating activities:
Net earnings	$35,951	$17,129
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(14,472)	71
Depreciation and amortization	7,116	6,594
Discount accretion on investments, principally U.S. Treasury Bills	(6,116)	(6,169)
Other	60	7,826
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	1,102	2,144
Deferred charges - retroactive reinsurance	429	323
Unearned insurance premiums	1,443	1,512
Receivables and originated loans	(5,407)	(4,234)
Other assets	(2,620)	(862)
Other liabilities	1,552	(370)
Income taxes	2,615	(2,976)
Net cash flows from operating activities	21,653	20,988
Cash flows from investing activities:
Purchases of equity securities	(39,405)	(7,092)
Sales of equity securities	27,780	11,592
Purchases of U.S. Treasury Bills and fixed maturity securities	(338,439)	(249,863)
Sales of U.S. Treasury Bills and fixed maturity securities	50,173	18,203
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	291,677	268,859
Acquisitions of businesses, net of cash acquired	(9,704)	(101)
Purchases of property, plant and equipment and equipment held for lease	(10,631)	(9,139)
Other	(95)	498
Net cash flows from investing activities	(28,644)	32,957
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,713	723
Repayments of borrowings of insurance and other businesses	(3,426)	(2,653)
Proceeds from borrowings of railroad, utilities and energy businesses	4,564	3,570
Repayments of borrowings of railroad, utilities and energy businesses	(1,788)	(2,569)
Changes in short-term borrowings, net	(573)	570
Acquisitions of treasury stock	(4,444)	—
Other, principally transactions with noncontrolling interests	(155)	(754)
Net cash flows from financing activities	(4,109)	(1,113)
Effects of foreign currency exchange rate changes	(109)	20
Increase (decrease) in cash and cash equivalents and restricted cash	(11,209)	52,852
Cash and cash equivalents and restricted cash at the beginning of the year*	52,569	48,376
Cash and cash equivalents and restricted cash at the end of the second quarter*	$41,360	$101,228
* Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$47,719	$44,333
Railroad, Utilities and Energy	4,158	3,396
Restricted cash included in other assets	692	647
	$52,569	$48,376
End of the second quarter—
Insurance and Other	$35,096	$96,193
Railroad, Utilities and Energy	5,513	4,293
Restricted cash included in other assets	751	742
	$41,360	$101,228

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Significant estimates are used in the preparation of our Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets, goodwill and indefinite-lived intangible assets for impairment, expected credit losses on amounts owed to us and the estimation of losses assumed under insurance and reinsurance contracts. Estimates may be subject to significant adjustments in future periods due to ongoing macroeconomic and geopolitical events, as well as changes in industry or company-specific factors. Actual results may differ from the estimates included in our Consolidated Financial Statements.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement, as well as certain qualitative disclosures. ASU 2024-03 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are evaluating the impacts this pronouncement will have on disclosures in our Consolidated Financial Statements.

Note 2. Business acquisitions

Our long-held strategy is to acquire businesses that we believe possess consistent earning power, good returns on equity and able and honest management. Financial results attributable to a business acquisition are included in our Consolidated Financial Statements beginning on the acquisition date.

On January 2, 2026, Berkshire completed the acquisition of Occidental Petroleum Corporation’s (“Occidental”) chemicals business (“OxyChem”) pursuant to an agreement that was entered into on October 1, 2025, for cash consideration of approximately $9.4 billion, which includes certain post-closing adjustments pursuant to the terms of the agreement. Also pursuant to the agreement, Occidental retained OxyChem’s legacy environmental liabilities. OxyChem is a global manufacturer of basic chemicals, with applications in water treatment, pharmaceuticals, healthcare, construction and other industries.

Preliminary values of OxyChem’s assets as of the acquisition date were $10.7 billion, consisting primarily of property, plant and equipment (approximately $7.0 billion), as well as receivables, inventories and intangible assets. Preliminary values of its liabilities as of the acquisition date were $1.3 billion.

On May 31, 2026, Berkshire entered into an Agreement and Plan of Merger (the “Agreement”) with Taylor Morrison Home Corporation (“Taylor Morrison”) to acquire all outstanding shares of Taylor Morrison common stock for $72.50 per share in cash, or approximately $6.8 billion in the aggregate. A majority of the Taylor Morrison shareholders voted to adopt the Agreement on July 22, 2026, and with receipt of all necessary regulatory approvals, the acquisition was completed on July 24, 2026. Taylor Morrison is a national community developer and homebuilder and provides financial services to its customers, including mortgage, title and escrow, and homeowners’ insurance.

Given the proximity of the Taylor Morrison acquisition date to the date the accompanying Consolidated Financial Statements were issued, it was impracticable to provide an initial estimate of the values of identifiable assets acquired, liabilities assumed and residual goodwill at this time. We expect to include such disclosures in our interim Consolidated Financial Statements for the period ending September 30, 2026.

Notes to Consolidated Financial Statements

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
U.S. Treasury, U.S. government corporations and agencies	$3,011	$2	$(11)	$3,002
Foreign governments	12,703	28	(63)	12,668
Corporate and other	1,166	202	(4)	1,364
	$16,880	$232	$(78)	$17,034
December 31, 2025
U.S. Treasury, U.S. government corporations and agencies	$3,835	$14	$—	$3,849
Foreign governments	12,493	58	(9)	12,542
Corporate and other	1,197	232	(4)	1,425
	$17,525	$304	$(13)	$17,816

Investments in fixed maturity securities are generally classified as available-for-sale. As of June 30, 2026, approximately 95% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at June 30, 2026 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$12,320	$4,060	$314	$92	$94	$16,880
Fair value	12,272	4,161	396	102	103	17,034

Note 4. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
June 30, 2026
Banks, insurance and finance	$15,729	$78,748	$94,477
Consumer products	8,650	91,836	100,486
Commercial, industrial and other	82,142	46,674	128,816
	$106,521	$217,258	$323,779
December 31, 2025
Banks, insurance and finance	$15,454	$88,675	$104,129
Consumer products	11,899	83,055	94,954
Commercial, industrial and other	58,036	40,659	98,695
	$85,389	$212,389	$297,778

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at June 30, 2026 and December 31, 2025 represented 66% and 65%, respectively, of the aggregate fair value of our equity securities shown in the preceding tables. The five largest holdings at June 30, 2026 were Alphabet Inc., American Express Company, Apple Inc., Bank of America Corporation and The Coca-Cola Company.

Additionally, we own common stock of The Kraft Heinz Company (“Kraft Heinz”) and Occidental, which we account for under the equity method. See Note 5. Since 2019, we have also owned Occidental non-voting Cumulative Perpetual Preferred Stock and common stock warrants. These investments are recorded at fair value and included as equity securities in our Consolidated Balance Sheets, as such investments are not in-substance common stock under GAAP and are not eligible for the equity method.

Notes to Consolidated Financial Statements

Note 4. Investments in equity securities

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of June 30, 2026, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. The Occidental common stock warrants currently allow us to purchase up to 83.9 million shares of Occidental common stock at an exercise price of $59.59 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of June 30, 2026, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 22.5% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of Kraft Heinz and Occidental. As of June 30, 2026, we owned 27.5% of the outstanding Kraft Heinz common stock and 26.7% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, dairy, meals, meats, beverages and other grocery products. Occidental is an energy company, whose activities include oil and natural gas exploration, development and production.

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

	Carrying Value		Fair Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Kraft Heinz	$8,760	$8,634	$7,692	$7,897
Occidental	10,727	10,894	12,868	10,894
Berkadia	461	450
	$19,948	$19,978

Our equity in earnings and distributions received from equity method investments are as follows (in millions).

	Equity in Earnings				Distributions Received
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Kraft Heinz*	$223	$(4,991)	$403	$(4,796)	$130	$130	$260	$260
Occidental*	8	216	(10)	134	68	64	132	120
Berkadia	17	30	31	43	11	29	20	38
	$248	$(4,745)	$424	$(4,619)	$209	$223	$412	$418

——————

* We report our equity in Occidental’s earnings on a one-quarter lag and, beginning with the second quarter of 2025, we also report our equity in Kraft Heinz’s earnings on a one-quarter lag.

Notes to Consolidated Financial Statements

Note 5. Equity method investments

As of June 30, 2026, the carrying value of our investment in Kraft Heinz common stock exceeded fair value by $1.1 billion (or 12.2% of our carrying value). In evaluating the investment in Kraft Heinz for other-than-temporary impairment as of June 30, 2026, we considered our ability and intent to hold the investment until recovery, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company, as well as prevailing economic risks and uncertainties and other factors. Based on our assessment, we concluded that the recognition of an impairment charge in earnings for Kraft Heinz was not required as of June 30, 2026. However, our current expectations and intentions concerning this investment may change in the future, which may result in the recognition of an impairment loss at that time.

In the second quarter of 2025, we recorded a pre-tax impairment loss of approximately $5.0 billion on our Kraft Heinz investment as a component of our equity in the earnings of Kraft Heinz, which reduced the carrying value of our investment to fair value based on the quoted market price at June 30, 2025. In evaluating our investment in Kraft Heinz for impairment in the second quarter of 2025, we considered the facts and circumstances previously stated. At that time, we concluded that, in our judgment, the unrealized loss was other than temporary.

As a result of the impairment loss recorded in the second quarter of 2025, Berkshire’s share of Kraft Heinz shareholders’ equity exceeded Berkshire’s equity method carrying value by approximately $5.0 billion. This basis difference was attributed to Kraft Heinz’s indefinite-lived intangible assets and goodwill. The basis difference has declined to approximately $2.8 billion, attributable to the impact of goodwill and other intangible asset impairment losses recorded by Kraft Heinz since March of 2025 and through March of 2026.

On May 19, 2025, Berkshire’s representatives on the Kraft Heinz Board of Directors resigned. Since the timing and extent of financial information we receive from Kraft Heinz became limited to the information Kraft Heinz makes publicly available, we concluded our receipt of such information was no longer sufficiently timely for concurrent inclusion in our Consolidated Financial Statements. Thus, we began recognizing the equity method effects attributable to this investment on a one-quarter lag beginning with our second quarter of 2025.

Summarized financial information of Kraft Heinz follows (in millions).

	March 28, 2026	September 27, 2025
Assets	$82,046	$81,695
Liabilities	39,997	40,116

	Quarter Ended March 28, 2026	Quarter Ended March 29, 2025	Six Months Ended March 28, 2026
Net sales	$6,047	$5,999	$12,401
Net earnings attributable to common shareholders	798	712	1,449

Summarized financial information of Occidental follows (in millions).

	March 31, 2026	September 30, 2025
Assets	$80,464	$83,472
Liabilities	40,904	46,706

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Total revenues and other income	$5,109	$5,738	$10,532	$11,458
Net earnings attributable to common shareholders	3,175	766	3,107	469

Net earnings attributable to Occidental’s common shareholders in its first quarter of 2026 included an after-tax gain of approximately $3.1 billion from its sale of OxyChem to Berkshire. Our equity in earnings for the second quarter of 2026 excluded our share of Occidental’s after-tax gain from this sale. The carrying value of our investment in Occidental common stock as of June 30, 2026 exceeded our share of Occidental common shareholders’ equity as of March 31, 2026 by approximately $2.5 billion.

Notes to Consolidated Financial Statements

Note 6. Investment gains (losses)

Investment gains (losses) are summarized as follows (in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$15,644	$7,593	$12,761	$1,236
Investment gains (losses) during the period on securities sold	430	(370)	1,674	(417)
	16,074	7,223	14,435	819
Fixed maturity securities:
Gross realized gains	29	8	76	16
Gross realized losses	(6)	(8)	(6)	(55)
Other	(20)	(859)	(33)	(851)
	$16,077	$6,364	$14,472	$(71)

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

Proceeds from sales of equity securities were approximately $27.8 billion in the first six months of 2026 and $11.6 billion in 2025. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $2.3 billion in the second quarter and $9.5 billion in the first six months of 2026 compared to gains of $5.3 billion in the second quarter and $8.4 billion in the first six months of 2025.

Note 7. Loans and finance receivables

Loans and finance receivables are principally manufactured home installment loans, and to a lesser extent, commercial loans and site-built home loans and are summarized as follows (in millions).

	June 30, 2026	December 31, 2025
Loans and finance receivables, before allowances and discounts	$32,937	$31,997
Allowances for credit losses	(1,375)	(1,347)
Unamortized acquisition discounts and points	(838)	(814)
	$30,724	$29,836

Reconciliations of the allowance for credit losses on loans and finance receivables follow (in millions).

	2026	2025
Balance at the beginning of the year	$1,347	$1,134
Provision for credit losses	124	253
Charge-offs, net of recoveries	(96)	(80)
Balance at June 30	$1,375	$1,307

As of June 30, 2026, substantially all manufactured and site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans, before allowances and discounts, by year of loan origination as of June 30, 2026 follows (in millions).

	Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Performing	$3,374	$4,841	$5,136	$4,247	$3,191	$11,386	$32,175
Non-performing	2	12	31	32	15	65	157
	$3,376	$4,853	$5,167	$4,279	$3,206	$11,451	$32,332

Notes to Consolidated Financial Statements

Note 8. Other receivables

Other receivables are summarized as follows (in millions).

	June 30, 2026	December 31, 2025
Insurance and other:
Insurance premiums receivable	$20,415	$18,656
Reinsurance recoverables	4,794	4,975
Trade receivables	19,064	16,126
Other	5,157	5,279
Allowances for credit losses	(795)	(705)
	$48,635	$44,331
Railroad, utilities and energy:
Trade receivables	$4,015	$3,782
Other	632	698
Allowances for credit losses	(85)	(93)
	$4,562	$4,387

Provisions for credit losses with respect to other receivables were $293 million in the first six months of 2026 compared to $245 million in 2025. Charge-offs, net of recoveries, were $228 million in the first six months of 2026 compared to $268 million in 2025.

Note 9. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	June 30, 2026	December 31, 2025
Raw materials and supplies	$6,481	$5,020
Work in process and other	4,078	3,625
Finished manufactured goods	5,385	5,698
Goods acquired for resale	10,631	10,081
	$26,575	$24,424

Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.4 billion as of June 30, 2026 and $3.2 billion as of December 31, 2025.

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	June 30, 2026	December 31, 2025
Land, buildings and improvements	$23,775	$22,034
Machinery and equipment	39,639	34,733
Furniture, fixtures and other	8,430	6,212
	71,844	62,979
Accumulated depreciation	(32,435)	(31,094)
	$39,409	$31,885

Notes to Consolidated Financial Statements

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	June 30, 2026	December 31, 2025
Railroad:
Land, track structure and other roadway	$77,573	$76,764
Locomotives, freight cars and other equipment	15,982	15,772
Construction in progress	2,436	2,163
	95,991	94,699
Accumulated depreciation	(23,215)	(22,327)
	72,776	72,372
Utilities and energy:
Utility generation, transmission and distribution systems	109,292	109,815
Interstate natural gas pipeline assets	21,683	21,334
Independent power plants and other	15,699	15,630
Construction in progress	11,924	10,591
	158,598	157,370
Accumulated depreciation	(45,559)	(45,002)
	113,039	112,368
	$185,815	$184,740

Property, plant and equipment depreciation expense for the first six months of 2026 and 2025 is summarized below (in millions).

	2026	2025
Insurance and other	$1,966	$1,568
Railroad, utilities and energy	3,505	3,414
	$5,471	$4,982

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	June 30, 2026	December 31, 2025
Railcars	$10,269	$10,355
Aircraft	16,637	15,877
Other	5,682	5,660
	32,588	31,892
Accumulated depreciation	(13,676)	(13,357)
	$18,912	$18,535

Equipment held for lease depreciation expense in the first six months was $747 million in 2026 and $749 million in 2025. Fixed and variable operating lease revenues are summarized below (in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Fixed	$1,882	$1,737	$3,691	$3,420
Variable	1,005	772	1,867	1,520
	$2,887	$2,509	$5,558	$4,940

Notes to Consolidated Financial Statements

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first six months of 2026 and for the year ended December 31, 2025 follow (in millions).

	June 30, 2026	December 31, 2025
Balance at the beginning of the year*	$83,074	$83,880
Business acquisitions	352	459
Other, including impairments and foreign currency translation	(253)	(1,265)
Balance at the end of the period*	$83,173	$83,074

——————

* Net of accumulated goodwill impairments of $13.0 billion as of June 30, 2026 and December 31, 2025 and $11.5 billion as of December 31, 2024.

Other intangible assets are summarized below (in millions).

	June 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$31,768	$10,066	$21,702	$31,215	$9,638	$21,577
Trademarks and trade names	9,170	1,219	7,951	9,007	1,143	7,864
Patents and technology	5,413	4,323	1,090	5,237	4,196	1,041
Other	5,635	2,429	3,206	5,608	2,288	3,320
	$51,986	$18,037	$33,949	$51,067	$17,265	$33,802
Railroad, utilities and energy:*
Customer relationships and contracts	$1,540	$854	$686	$1,541	$809	$732
Other	438	138	300	442	134	308
	$1,978	$992	$986	$1,983	$943	$1,040

——————

* Included in other assets.

Intangible assets with indefinite lives were $19.0 billion as of June 30, 2026 and $18.9 billion as of December 31, 2025, consisting primarily of certain customer relationships, trademarks and trade names. Intangible asset amortization expense in the first six months was $898 million in 2026 and $863 million in 2025.

Notes to Consolidated Financial Statements

Note 13. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“LAE”) liabilities (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 14), follow (in millions).

	2026	2025
Balance at the beginning of the year:
Gross liabilities	$120,713	$115,151
Reinsurance recoverable on unpaid losses	(4,456)	(4,593)
Net liabilities	116,257	110,558
Losses and LAE incurred:
Current accident year	29,517	28,607
Prior accident years	(1,467)	(240)
Total	28,050	28,367
Losses and LAE paid:
Current accident year	(9,571)	(9,253)
Prior accident years	(16,121)	(16,283)
Total	(25,692)	(25,536)
Foreign currency effect	25	712
Balance at June 30:
Net liabilities	118,640	114,101
Reinsurance recoverable on unpaid losses	4,235	4,687
Gross liabilities	$122,875	$118,788

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and LAE incurred and paid in the preceding table related to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and LAE incurred and paid are net of reinsurance recoveries. We experienced no significant catastrophe events (losses exceeding $150 million per event) in the first six months of 2026, while current accident year incurred losses in the first six months of 2025 included $1.1 billion from wildfires in Southern California.

We reduced estimated ultimate claim liabilities for prior accident years’ claims by $1.5 billion in the first six months of 2026 and $240 million in 2025, which produced corresponding reductions to losses and LAE incurred. These reductions, as percentages of the net liabilities at the beginning of each year, were relatively insignificant in each period.

Our primary insurance businesses reduced prior accident years’ ultimate claims estimates by $598 million in the first six months of 2026 compared to increases of $266 million in the first six months of 2025. The reductions in 2026 were primarily attributable to lower-than-expected property losses, and to a lesser extent, casualty losses. The increases in 2025 were primarily due to increases in estimated losses for casualty exposures, partially offset by reductions in property loss estimates.

Our reinsurance businesses reduced estimated ultimate claim liabilities for prior accident years in the first six months of 2026 by $869 million versus $506 million in the first six months of 2025. The reductions in each period reflected lower-than-expected property loss estimates, partially offset by increases in estimated losses for casualty exposures.

Notes to Consolidated Financial Statements

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

	2026	2025
Balance at the beginning of the year	$31,048	$32,443
Losses and LAE incurred	(1)	29
Losses and LAE paid	(1,068)	(867)
Foreign currency effect	(1)	128
Balance at June 30	$29,978	$31,733

Losses and LAE incurred	$(1)	$29
Deferred charge adjustments	429	323
Losses and LAE incurred, including deferred charge adjustments	$428	$352

We classify incurred and paid losses and LAE based on the inception dates of the contracts, which reflect when our exposure to losses began. Substantially all of the losses and LAE incurred and paid summarized in the preceding table related to contracts incepting prior to 2020. Losses and LAE incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss payments. Deferred charge assets on retroactive reinsurance contracts were $7.7 billion at June 30, 2026 and $8.1 billion at December 31, 2025.

Note 15. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	June 30,
	2026	2025
Periodic payment annuity (“Annuities”)	$10,305	$10,457
Life and health	4,529	4,504
Other	2,904	2,904
	$17,738	$17,865

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

	Annuities		Life and health
	2026	2025	2026	2025
Expected future policy benefits:
Balance at the beginning of the year	$10,441	$10,276	$48,124	$43,784
Balance at the beginning of the year - original discount rates	11,930	11,757	61,247	55,170
Effects of cash flow assumption changes	—	—	(283)	(98)
Effects of actual versus expected experience	3	(20)	22	246
Change in benefits, net	(247)	(240)	(721)	(887)
Interest accrual	281	277	714	646
Foreign currency effect	(20)	136	332	1,489
Balance at June 30 - original discount rates	11,947	11,910	61,311	56,566
Effects of changes in discount rate assumptions	(1,642)	(1,453)	(14,571)	(12,232)
Balance at June 30	$10,305	$10,457	$46,740	$44,334

Expected future net premiums:
Balance at the beginning of the year			$43,584	$39,294
Balance at the beginning of the year - original discount rates			55,359	49,500
Effects of cash flow assumption changes			(201)	(66)
Effects of actual versus expected experience			(7)	204
Change in premiums, net			(744)	(884)
Interest accrual			646	579
Foreign currency effect			290	1,395
Balance at June 30 - original discount rates			55,343	50,728
Effects of changes in discount rate assumptions			(13,132)	(10,898)
Balance at June 30			$42,211	$39,830

Liabilities for future policy benefits:
Balance at June 30	$10,305	$10,457	$4,529	$4,504
Reinsurance recoverables	—	—	(46)	(51)
Balance at June 30, net of reinsurance recoverables	$10,305	$10,457	$4,483	$4,453

Other information relating to our long-duration insurance liabilities follows (dollars in millions).

	Annuities		Life and health
	June 30		June 30
	2026	2025	2026	2025
Undiscounted expected future gross premiums	$—	$—	$114,003	$103,580
Discounted expected future gross premiums	—	—	67,028	60,951
Undiscounted expected future benefits	32,384	30,670	101,866	94,173

Weighted average discount rate	5.9%	5.7%	5.4%	5.2%
Weighted average accretion rate	4.8%	4.8%	2.7%	2.7%
Weighted average duration	16 years	16 years	14 years	13 years

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for the first six months of 2026 and 2025 were as follows (in millions).

	Gross premiums		Interest expense
	2026	2025	2026	2025
Annuities	$—	$—	$281	$277
Life and health	2,185	1,961	68	67

Note 16. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of June 30, 2026.

	Weighted Average Interest Rate	June 30, 2026	December 31, 2025
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2043-2047	4.5%	$1,048	$3,547
Euro denominated due 2027-2041	1.4%	4,088	4,201
Japanese Yen denominated due 2026-2060	1.4%	15,228	14,914
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,478	14,475
Great Britain Pound denominated due 2039-2059	2.5%	2,288	2,323
Euro denominated due 2030-2034	1.8%	1,424	1,464
Other subsidiary borrowings due 2026-2051	5.1%	3,459	3,518
Short-term subsidiary borrowings	5.6%	1,289	1,321
		$43,302	$45,763

Berkshire borrowings consist of senior unsecured debt. Berkshire repaid approximately $3.3 billion of maturing debt in the first six months of 2026, including ¥133.9 billion ($844 million) in April. In April of 2026, Berkshire also issued ¥272.3 billion ($1.7 billion) of senior notes with maturity dates ranging from 2029 to 2056 and a weighted average interest rate of 2.4%.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured home loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $1.7 billion at June 30, 2026. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥2,481 billion par at June 30, 2026) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on these borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax gains of $420 million in the second quarter and $745 million in the first six months of 2026 and pre-tax losses of $1.2 billion in the second quarter and $2.1 billion in the first six months of 2025.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of June 30, 2026.

	Weighted Average Interest Rate	June 30, 2026	December 31, 2025
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2028-2053	4.4%	$11,463	$11,461
Subsidiary and other debt due 2026-2064	4.9%	48,930	45,798
Short-term borrowings	4.3%	1,374	1,997
Burlington Northern Santa Fe (“BNSF”) and subsidiaries due 2026-2097	4.8%	23,530	24,062
		$85,297	$83,318

Notes to Consolidated Financial Statements

Note 16. Notes payable and other borrowings

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including those which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. As of June 30, 2026, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

In the first six months of 2026, BHE subsidiaries issued $4.6 billion of term debt, with a weighted average interest rate of 5.8% and maturity dates ranging from 2029 to 2056. BHE subsidiaries repaid term debt of $1.3 billion and short-term borrowings were reduced by $623 million. In the first six months of 2026, BNSF repaid term debt of $535 million.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $12.1 billion at June 30, 2026, of which approximately $10.2 billion related to BHE and its subsidiaries.

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,002	$3,002	$2,969	$33	$—
Foreign governments	12,668	12,668	12,580	88	—
Corporate and other	1,364	1,364	—	947	417
Investments in equity securities	323,779	323,779	314,025	10	9,744
Investments in Kraft Heinz & Occidental common stock	19,487	20,560	20,560	—	—
Loans and finance receivables	30,724	30,349	—	279	30,070
Other assets	168	168	10	142	16
Other liabilities	577	577	13	496	68
Notes payable and other borrowings:
Insurance and other	43,302	38,102	—	38,079	23
Railroad, utilities and energy	85,297	78,225	—	78,225	—

December 31, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,849	$3,849	$3,815	$34	$—
Foreign governments	12,542	12,542	12,411	131	—
Corporate and other	1,425	1,425	—	983	442
Investments in equity securities	297,778	297,778	288,232	10	9,536
Investments in Kraft Heinz & Occidental common stock	19,528	18,791	18,791	—	—
Loans and finance receivables	29,836	30,532	—	294	30,238
Other assets	141	141	13	119	9
Other liabilities	188	188	13	119	56
Notes payable and other borrowings:
Insurance and other	45,763	40,924	—	40,892	32
Railroad, utilities and energy	83,318	76,803	—	76,803	—

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

	Balance at the beginning of the year	Gains (losses) in earnings	Balance at June 30
Investments in equity securities:
2026	$9,529	$208	$9,737
2025	9,663	(240)	9,423

Quantitative information as of June 30, 2026 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$8,743	Discounted cash flow	Expected duration	3.6 years
			Discounts for liquidity and subordination	325 bps
Common stock warrants	994	Warrant pricing model	Expected duration	4.5 years
			Volatility	43%

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

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2025	592,175	(76,340)	515,835	1,598,881,852	(215,299,213)	1,383,582,639
Conversions of Class A to Class B common stock	(14,223)	—	(14,223)	21,334,500	—	21,334,500
Treasury stock acquired	—	(511)	(511)	—	(9,029,655)	(9,029,655)
Balance at June 30, 2026	577,952	(76,851)	501,101	1,620,216,352	(224,328,868)	1,395,887,484

Notes to Consolidated Financial Statements

Note 18. Common stock

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,431,693 shares outstanding as of June 30, 2026 and 1,438,223 shares outstanding as of December 31, 2025.

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

Note 19. Income taxes

Our consolidated effective income tax rates were 19.6% in the second quarter and 19.0% in the first six months of 2026 compared to 15.5% in the second quarter and 13.9% in the first six months of 2025. Our effective income tax rate normally reflects benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in mix of pre-tax earnings, including realized and unrealized investment gains or losses on our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

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

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
2026
Balance at the beginning of the year	$235	$(5,537)	$2,179	$521	$154	$(2,448)
Other comprehensive income	(105)	(510)	201	(13)	(96)	(523)
Balance at June 30, 2026	$130	$(6,047)	$2,380	$508	$58	$(2,971)

2025
Balance at the beginning of the year	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)
Other comprehensive income	129	1,521	118	(87)	8	1,689
Balance at June 30, 2025	$246	$(5,518)	$2,133	$1,061	$183	$(1,895)

Notes to Consolidated Financial Statements

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2026 and 2025 follows (in millions).

	2026	2025
Cash paid during the period for:
Income taxes	$5,097	$5,869
Interest:
Insurance and other	701	719
Railroad, utilities and energy	1,945	1,878
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	1,310	9

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

Following the Phase I verdict, 1,760 James class members filed nine separate mass complaints from April 2024 through January 2026 in Multnomah County Circuit Court Oregon, each premised on the Phase I verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

While PacifiCorp’s appeal of the Phase I verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II trials in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called “CMO No. 11.” PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the Phase II trials once limited judgments are entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of approximately $1.25 billion to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially reduced by estimated insurance offsets. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. As a result of the April 2026 Oregon Court of Appeals opinion, as described in more detail below, PacifiCorp filed a motion in May 2026 for discharge and release of existing bonds, which remains pending.

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

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and scheduling oral argument for November 3, 2026.

In May 2026, the Multnomah County Circuit Court Oregon granted PacifiCorp’s request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 21 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials will resume on August 10, 2026. The Multnomah County Circuit Court Oregon granted the plaintiffs’ request to enter limited judgments on the already completed Phase II damages trials, but also granted PacifiCorp’s request to waive bonding requirements on those judgments.

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

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of approximately $2.85 billion to date through June 30, 2026. PacifiCorp’s cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

To date through June 30, 2026, PacifiCorp paid approximately $2.3 billion in settlements associated with the Wildfires, including $589 million in the first six months of 2026. As a result of the settlements, various trials have been cancelled. PacifiCorp’s estimated unpaid liabilities in connection with the Wildfires were $572 million at June 30, 2026 and approximately $1.2 billion at December 31, 2025.

As of June 30, 2025, PacifiCorp had received all expected insurance recoveries. No additional insurance recoveries beyond those received to date are expected to be available.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp’s liquidity and financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the James appeals process, including the April 2026 Oregon Court of Appeals opinion and the plaintiffs’ appeal with the Oregon Supreme Court.

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

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended June 30, 2026
Manufactured products:
Industrial and commercial	$—	$—	$9,774	$46	$—	$—	$—	$9,820
Building	—	—	5,255	—	—	—	—	5,255
Consumer	—	—	4,333	—	—	—	—	4,333
Grocery and convenience store distribution	—	—	—	—	—	6,704	—	6,704
Food and beverage distribution	—	—	—	—	—	4,902	—	4,902
Auto sales	—	—	—	2,897	—	—	—	2,897
Other retail and wholesale distribution	—	—	1,105	4,349	14,808	—	—	20,262
Service	6,531	1,184	569	2,015	70	275	—	10,644
Electricity and natural gas	—	5,298	—	—	—	—	—	5,298
Total	6,531	6,482	21,036	9,307	14,878	11,881	—	70,115
Other revenues	46	248	1,484	2,551	47	7	27,310	31,693
	$6,577	$6,730	$22,520	$11,858	$14,925	$11,888	$27,310	$101,808

Six months ended June 30, 2026
Manufactured products:
Industrial and commercial	$—	$—	$18,946	$97	$—	$—	$—	$19,043
Building	—	—	9,923	—	—	—	—	9,923
Consumer	—	—	8,384	—	—	—	—	8,384
Grocery and convenience store distribution	—	—	—	—	—	13,494	—	13,494
Food and beverage distribution	—	—	—	—	—	9,600	—	9,600
Auto sales	—	—	—	5,488	—	—	—	5,488
Other retail and wholesale distribution	—	—	2,083	8,489	25,952	—	—	36,524
Service	12,452	1,975	911	3,838	135	515	—	19,826
Electricity and natural gas	—	10,970	—	—	—	—	—	10,970
Total	12,452	12,945	40,247	17,912	26,087	23,609	—	133,252
Other revenues	90	443	2,915	4,907	67	38	53,771	62,231
	$12,542	$13,388	$43,162	$22,819	$26,154	$23,647	$53,771	$195,483

Notes to Consolidated Financial Statements

Note 23. Revenues from contracts with customers

	BNSF	BHE	Manufacturing	Service and Retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended June 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$7,702	$45	$—	$—	$—	$7,747
Building	—	—	5,123	—	—	—	—	5,123
Consumer	—	—	4,361	—	—	—	—	4,361
Grocery and convenience store distribution	—	—	—	—	—	7,516	—	7,516
Food and beverage distribution	—	—	—	—	—	4,663	—	4,663
Auto sales	—	—	—	2,911	—	—	—	2,911
Other retail and wholesale distribution	—	—	952	3,785	9,996	—	—	14,733
Service	5,700	1,175	429	1,747	68	208	—	9,327
Electricity and natural gas	—	5,025	—	—	—	—	—	5,025
Total	5,700	6,200	18,567	8,488	10,064	12,387	—	61,406
Other revenues	46	205	1,373	2,183	31	12	27,259	31,109
	$5,746	$6,405	$19,940	$10,671	$10,095	$12,399	$27,259	$92,515

Six months ended June 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$15,055	$118	$—	$—	$—	$15,173
Building	—	—	9,711	—	—	—	—	9,711
Consumer	—	—	8,621	—	—	—	—	8,621
Grocery and convenience store distribution	—	—	—	—	—	14,958	—	14,958
Food and beverage distribution	—	—	—	—	—	9,036	—	9,036
Auto sales	—	—	—	5,612	—	—	—	5,612
Other retail and wholesale distribution	—	—	1,829	7,354	20,149	—	—	29,332
Service	11,353	1,966	712	3,386	131	401	—	17,949
Electricity and natural gas	—	10,371	—	—		—	—	10,371
Total	11,353	12,337	35,928	16,470	20,280	24,395	—	120,763
Other revenues	92	412	2,764	4,313	237	20	53,639	61,477
	$11,445	$12,749	$38,692	$20,783	$20,517	$24,415	$53,639	$182,240

A summary of transaction prices allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of June 30, 2026 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$4,184	$19,641	$23,825
Other sales and service contracts	4,007	8,264	12,271

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

	Second Quarter 2026
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$11,291	$4,673	$6,511	$22,475	$3,701	$26,176
Costs and expenses:
Losses and LAE	8,644	3,011	2,619	14,274	—	14,274
Life, annuity and health benefits	—	—	1,233	1,233	—	1,233
Other segment items	1,653	1,389	1,746	4,788	16	4,804
Total costs and expenses	10,297	4,400	5,598	20,295	16	20,311
Earnings before income taxes	$994	$273	$913	$2,180	$3,685	$5,865

	First Six Months 2026
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$22,477	$9,264	$12,739	$44,480	$7,008	$51,488
Costs and expenses:
Losses and LAE	16,921	5,803	5,754	28,478	—	28,478
Life, annuity and health benefits	—	—	2,252	2,252	—	2,252
Other segment items	3,146	2,712	3,447	9,305	19	9,324
Total costs and expenses	20,067	8,515	11,453	40,035	19	40,054
Earnings before income taxes	$2,410	$749	$1,286	$4,445	$6,989	$11,434

	Second Quarter 2025
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$11,064	$4,677	$6,454	$22,195	$4,053	$26,248
Costs and expenses:
Losses and LAE	7,945	3,193	2,935	14,073	—	14,073
Life, annuity and health benefits	—	—	1,132	1,132	—	1,132
Other segment items	1,298	1,421	1,737	4,456	50	4,506
Total costs and expenses	9,243	4,614	5,804	19,661	50	19,711
Earnings before income taxes	$1,821	$63	$650	$2,534	$4,003	$6,537

	First Six Months 2025
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$21,816	$9,254	$12,929	$43,999	$7,624	$51,623
Costs and expenses:
Losses and LAE	15,369	6,645	6,705	28,719	—	28,719
Life, annuity and health benefits	—	—	2,200	2,200	—	2,200
Other segment items	2,453	2,690	3,681	8,824	60	8,884
Total costs and expenses	17,822	9,335	12,586	39,743	60	39,803
Earnings before income taxes	$3,994	$(81)	$343	$4,256	$7,564	$11,820

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Second Quarter		First Six Months
BNSF	2026	2025	2026	2025
Revenues	$6,601	$5,769	$12,595	$11,489
Costs and expenses:
Compensation and benefits	1,398	1,372	2,772	2,759
Fuel	1,173	698	1,941	1,468
Depreciation and amortization	698	679	1,388	1,350
Interest expense	276	270	553	542
Other segment items	995	941	2,060	1,958
Total costs and expenses	4,540	3,960	8,714	8,077
Earnings before income taxes	$2,061	$1,809	$3,881	$3,412

Other segment items of BNSF include purchased services, equipment rents and materials and other expenses.

	Second Quarter		First Six Months
BHE	2026	2025	2026	2025
Revenues	$6,735	$6,418	$13,396	$12,774
Costs and expenses:
Energy cost of sales	1,376	1,434	3,046	2,965
Energy operations and maintenance	1,412	1,392	2,710	2,641
Energy depreciation and amortization	1,039	1,054	2,119	2,063
Real estate operating costs and expenses	1,250	1,210	2,129	2,081
Interest expense	745	664	1,445	1,310
Other segment items	309	279	599	606
Total costs and expenses	6,131	6,033	12,048	11,666
Earnings before income taxes	$604	$385	$1,348	$1,108

Other segment items of BHE primarily consist of property taxes and other expenses.

	Manufacturing				Service and retailing
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$22,568	$19,969	$43,240	$38,735	$11,884	$10,688	$22,873	$20,825
Costs and expenses:
Cost of sales and services	14,540	12,980	28,327	25,309	7,083	6,394	13,603	12,458
Cost of leasing	292	305	576	599	1,880	1,587	3,646	3,176
Interest expense	331	298	675	583	27	29	53	56
Other segment items	3,288	3,139	6,486	6,281	1,628	1,573	3,224	3,089
Total costs and expenses	18,451	16,722	36,064	32,772	10,618	9,583	20,526	18,779
Earnings before income taxes	$4,117	$3,247	$7,176	$5,963	$1,266	$1,105	$2,347	$2,046

Other segment items of manufacturing, service and retailing primarily consist of selling, general and administrative expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	McLane				Pilot
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$12,118	$12,601	$24,054	$24,776	$14,932	$10,109	$26,177	$20,539
Costs and expenses:
Cost of sales and services	11,039	11,505	21,921	22,606	13,585	9,010	23,849	18,294
Depreciation and amortization	48	47	98	96	279	260	560	517
Other segment items	858	873	1,718	1,717	778	720	1,528	1,441
Total costs and expenses	11,945	12,425	23,737	24,419	14,642	9,990	25,937	20,252
Earnings before income taxes	$173	$176	$317	$357	$290	$119	$240	$287

Other segment items of McLane include distribution center operating and delivery expenses and general and administrative expenses. Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts follow (in millions).

	Revenues				Earnings before income taxes
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2026	2025	2026	2025	2026	2025	2026	2025
Total operating businesses	$101,014	$91,802	$193,823	$180,761	$14,376	$13,378	$26,743	$24,993
Investment gains (losses)	—	—	—	—	16,077	6,364	14,472	(71)
Equity method earnings	—	—	—	—	248	(4,745)	424	(4,619)
Corporate, eliminations and other	794	713	1,660	1,479	1,362	(247)	2,743	(405)
	$101,808	$92,515	$195,483	$182,240	$32,063	$14,750	$44,382	$19,898

Notes to Consolidated Financial Statements

Note 24. Business segment data

Additional segment data follows (in millions).

	Interest expense				Income tax expense (benefit)
	Second Quarter		First Six Months		Second Quarter		First Six Months
Business segments	2026	2025	2026	2025	2026	2025	2026	2025
Insurance	$—	$—	$—	$—	$1,074	$1,177	$2,246	$2,231
BNSF	276	270	553	542	503	343	946	732
BHE	745	664	1,445	1,310	(333)	(357)	(763)	(779)
Manufacturing	331	298	675	583	925	701	1,641	1,312
Service and retailing	27	29	53	56	299	243	560	468
McLane	8	6	16	13	45	43	79	88
Pilot	50	49	97	121	65	26	56	63
	1,437	1,316	2,839	2,625	2,578	2,176	4,765	4,115
Reconciliation to consolidated amount
Investment gains (losses)	—	—	—	—	3,379	1,379	3,033	(11)
Equity method earnings	—	—	—	—	36	(1,170)	57	(1,159)
Corporate, eliminations and other	(102)	(63)	(203)	(115)	298	(92)	576	(176)
	$1,335	$1,253	$2,636	$2,510	$6,291	$2,293	$8,431	$2,769

	Capital expenditures				Depreciation and amortization
	Second Quarter		First Six Months		Second Quarter		First Six Months
Business segments	2026	2025	2026	2025	2026	2025	2026	2025
Insurance	$38	$11	$63	$35	$108	$110	$209	$217
BNSF	996	947	1,740	1,599	698	679	1,388	1,350
BHE	2,531	2,445	4,949	4,573	1,048	1,064	2,137	2,083
Manufacturing	955	603	1,859	1,310	868	612	1,614	1,222
Service and retailing	799	553	1,382	1,097	412	404	820	803
McLane	54	45	104	67	48	47	98	96
Pilot	272	254	534	458	279	260	560	517
	$5,645	$4,858	$10,631	$9,139	3,461	3,176	6,826	6,288
Reconciliation to consolidated amount
Corporate, eliminations and other					145	153	290	306
					$3,606	$3,329	$7,116	$6,594

	Goodwill		Identifiable assets
Business segments	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Insurance	$16,557	$16,557	$597,919	$571,145
BNSF	15,351	15,351	82,794	82,532
BHE	11,630	11,778	142,651	136,515
Manufacturing	27,172	26,928	136,140	122,132
Service and retailing	5,685	5,682	40,705	39,124
McLane	232	232	7,429	7,135
Pilot	6,546	6,546	19,715	18,828
	$83,173	$83,074	1,027,353	977,411
Reconciliation to consolidated amount
Corporate and other			152,545	161,691
Goodwill			83,173	83,074
			$1,263,071	$1,222,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Insurance – underwriting	$1,731	$1,992	$3,448	$3,328
Insurance – investment income	3,059	3,367	5,738	6,260
BNSF	1,558	1,466	2,935	2,680
Berkshire Hathaway Energy (“BHE”)	891	702	2,005	1,799
Manufacturing, service and retailing	4,470	3,601	7,669	6,661
Investment gains (losses)	12,684	4,970	11,444	(68)
Other-than-temporary impairment of investment in Kraft Heinz	—	(3,760)	—	(3,760)
Other	1,274	32	2,534	73
Net earnings attributable to Berkshire shareholders	$25,667	$12,370	$35,773	$16,973

Through our subsidiaries, we engage in numerous diverse business activities. The business segment data (Note 24 to the accompanying Consolidated Financial Statements and Note 26 to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2025) should be read in conjunction with this discussion.

Our periodic operating results may be affected in future periods by the impacts of ongoing macroeconomic and geopolitical conflicts and events, including wars, developing international trade policies and tariffs, as well as changes in industry or company-specific factors or events. Considerable uncertainty remains as to the ultimate outcome of these events. We are currently unable to reliably predict the ultimate impact on our businesses, whether through changes in the availability of products, supply chain costs and efficiency, and customer demand for our products and services. It is reasonably possible there could be adverse consequences on our operating businesses, as well as on our investments in equity securities, which could significantly affect our earnings.

After-tax earnings from insurance underwriting declined 13.1% in the second quarter and increased 3.6% in the first six months of 2026 compared to 2025. We experienced no significant catastrophe events in the first six months of 2026, while after-tax losses from significant events were $850 million in the first six months of 2025. Otherwise, GEICO produced lower underwriting earnings in the first six months of 2026 compared to 2025, which were partially offset by increased earnings from reinsurance and other primary insurance business. After-tax earnings from insurance investment income declined $308 million (9.1%) in the second quarter and $522 million (8.3%) in the first six months of 2026 versus the same periods in 2025, attributable to lower interest income, reflecting lower interest rates.

After-tax earnings of BNSF increased 6.3% in the second quarter and 9.5% in the first six months of 2026 compared to 2025. Earnings in 2026 benefited from higher shipping volumes and improved operating efficiencies, partly offset by increases in fuel costs and the impact of higher effective income tax rates, primarily attributable to the impacts of reductions in enacted rates in certain states in the second quarter of 2025. After-tax earnings of BHE increased 26.9% in the second quarter and 11.5% in the first six months of 2026 compared to 2025, which reflected higher earnings from the U.S. utilities and natural gas pipelines businesses, partially offset by lower earnings from other energy businesses.

After-tax earnings from our manufacturing, service and retailing businesses increased 24.1% in the second quarter and 15.1% in the first six months of 2026 compared to 2025. The increases were driven by earnings increases in our industrial products manufacturing and our services businesses.

Investment gains (losses) regularly include significant unrealized gains and losses from changes in market prices of our investments in equity securities and in foreign currency exchange rates applicable to certain of our investments. We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices and exchange rates, are generally meaningless in understanding our reported periodic results or evaluating our periodic economic performance. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

We recorded an other-than-temporary impairment loss in the second quarter of 2025 on our investment in The Kraft Heinz Company (“Kraft Heinz”), which is accounted for under the equity method. See Note 5 to the accompanying Consolidated Financial Statements.

After-tax other earnings increased $1.2 billion in the second quarter and $2.5 billion in the first six months of 2026 compared to 2025. The increases were primarily attributable to the impact of foreign currency exchange rate gains and losses on Berkshire and BHFC non-U.S. Dollar denominated borrowings. The after-tax foreign currency exchange gains were $326 million in the second quarter and $575 million in the first six months of 2026 compared to losses of $877 million in the second quarter and $1.6 billion in the first six months of 2025.

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

We write primary insurance and reinsurance policies covering property and casualty risks, as well as life and health risks. Our insurance and reinsurance businesses are GEICO, Berkshire Hathaway Primary Group (“BH Primary”) and Berkshire Hathaway Reinsurance Group (“BHRG”). We strive to generate pre-tax underwriting earnings (defined as premiums earned less insurance losses/benefits incurred and underwriting expenses) over the long term in all business categories, except in our retroactive reinsurance and periodic payment annuity businesses. We continue to instruct our underwriting managers to decline writing insurance business when the premiums are deemed inadequate to the risks underwritten, without regard to the impact on premium volume. Time-value-of-money concepts are important considerations in establishing premiums received at the inception of our retroactive reinsurance and periodic payment annuity contracts. While no new retroactive reinsurance or periodic payment annuity contracts have been written in recent years, we will continue to record charges to earnings related to the run-off of pre-existing contracts over the remaining claim settlement periods.

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Pre-tax underwriting earnings:
GEICO	$994	$1,821	$2,410	$3,994
BH Primary	273	63	749	(81)
BHRG	913	650	1,286	343
Pre-tax underwriting earnings	2,180	2,534	4,445	4,256
Income taxes	449	542	997	928
Net underwriting earnings	$1,731	$1,992	$3,448	$3,328
Effective income tax rate	20.6%	21.4%	22.4%	21.8%

GEICO

GEICO writes property and casualty insurance policies, primarily private passenger auto insurance, in all 50 states and the District of Columbia. Additionally, GEICO writes insurance for certain commercial auto risks, which currently represents less than 5% of premiums written. GEICO offers its policies mainly by direct response methods where most customers apply for insurance coverage directly to the company, and, to a lesser extent, through insurance agencies. GEICO also operates an insurance agency that offers insurance policies written by third parties for individuals desiring coverages that are generally not offered by GEICO, such as homeowners, renters, condominium, life and identity protection insurance. A summary of GEICO’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$11,124		$11,003		$22,798		$22,509
Premiums earned	$11,291	100.0	$11,064	100.0	$22,477	100.0	$21,816	100.0
Losses and LAE	8,644	76.6	7,945	71.8	16,921	75.3	15,369	70.4
Underwriting expenses	1,653	14.6	1,298	11.7	3,146	14.0	2,453	11.3
Total losses and expenses	10,297	91.2	9,243	83.5	20,067	89.3	17,822	81.7
Pre-tax underwriting earnings	$994		$1,821		$2,410		$3,994

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

Premiums written increased $121 million (1.1%) in the second quarter and $289 million (1.3%) in the first six months of 2026 compared to 2025, reflecting an increase in commercial auto business, partially offset by lower average premiums per policy for private passenger auto insurance. Premiums earned increased $227 million (2.1%) in the second quarter and $661 million (3.0%) in the first six months of 2026 compared to 2025.

Losses and LAE increased $699 million (8.8%) in the second quarter and $1.6 billion (10.1%) in the first six months of 2026 compared to 2025. GEICO’s loss ratio (losses and LAE to premiums earned) was 76.6% in the second quarter and 75.3% in the first six months of 2026, increases of 4.8 percentage points and 4.9 percentage points, respectively, compared to 2025. The loss ratio increases reflected the impact of higher claims frequencies and average severities.

Private passenger auto claims frequencies increased in the first six months of 2026 for bodily injury coverage (five to seven percent range) and property damage and collision coverages (three to five percent range) compared to 2025. Private passenger auto average claims severities in the first six months of 2026 increased for bodily injury coverages (ten to twelve percent range) and property damage and collision coverages (zero to three percent range) compared to 2025. The change in reductions in ultimate loss estimates for prior accident years’ claims in the first six months of 2026 compared to 2025 was relatively insignificant.

Underwriting expenses increased $355 million (27.3%) in the second quarter and $693 million (28.3%) in the first six months of 2026 compared to 2025. The expense ratio (underwriting expense to premiums earned) was 14.0% in the first six months of 2026, an increase of 2.7 percentage points compared to 2025. These increases were primarily driven by increases in commissions and advertising expenses. The earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

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

A summary of BH Primary’s underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,620		$4,820		$9,086		$9,243
Premiums earned	$4,673	100.0	$4,677	100.0	$9,264	100.0	$9,254	100.0
Losses and LAE	3,011	64.4	3,193	68.3	5,803	62.6	6,645	71.8
Underwriting expenses	1,389	29.8	1,421	30.4	2,712	29.3	2,690	29.1
Total losses and expenses	4,400	94.2	4,614	98.7	8,515	91.9	9,335	100.9
Pre-tax underwriting earnings (loss)	$273		$63		$749		$(81)

Premiums written declined $200 million (4.1%) in the second quarter and $157 million (1.7%) in the first six months of 2026 compared to 2025, reflecting year-to-date declines at RSUI (13.2%) and BHSI (2.6%), as well as BHHC (5.7%) and GUARD (7.5%). Several of our primary insurance businesses reduced property volumes within the U.S. in the first six months of 2026.

Losses and LAE declined $182 million (5.7%) in the second quarter and $842 million (12.7%) in the first six months of 2026 relative to 2025. The loss ratio declined 3.9 percentage points in the second quarter and 9.2 percentage points in the first six months compared to 2025. Losses incurred from significant catastrophe occurrences in the first six months of 2025 were approximately $300 million versus none in 2026. The losses in 2025 were from wildfires in Southern California, which occurred in the first quarter. We reduced ultimate loss estimates for prior accident years’ claims by $268 million in the second quarter and $444 million in the first six months of 2026. We increased ultimate loss estimates for prior accident years’ claims by $189 million in the second quarter and $401 million in the first six months of 2025. The reductions in 2026 were primarily attributable to lower-than-expected property losses and, to a lesser extent, casualty losses. The increases in 2025 were primarily due to increases in estimated losses for casualty exposures, partially offset by reductions in property loss estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

Underwriting expenses increased $22 million in the first six months of 2026 compared to 2025. The increase reflected generally higher expenses across our businesses, attributable to a combination of factors, including changes in business mix, and were partially offset by lower expenses at GUARD.

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

	Second Quarter		First Six Months
	2026	2025	2026	2025
Property/casualty	$1,138	$1,045	$1,775	$1,113
Life/health	51	52	177	122
Retroactive reinsurance	(180)	(268)	(426)	(477)
Periodic payment annuity	(148)	(213)	(284)	(412)
Variable annuity	52	34	44	(3)
Pre-tax underwriting earnings	$913	$650	$1,286	$343

Property/casualty

A summary of property/casualty reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,226		$5,022		$11,218		$11,157
Premiums earned	$5,029	100.0	$5,108	100.0	$9,941	100.0	$10,343	100.0
Losses and LAE	2,442	48.6	2,754	53.9	5,326	53.6	6,353	61.4
Underwriting expenses	1,449	28.8	1,309	25.6	2,840	28.5	2,877	27.8
Total losses and expenses	3,891	77.4	4,063	79.5	8,166	82.1	9,230	89.2
Pre-tax underwriting earnings	$1,138		$1,045		$1,775		$1,113

Premiums written increased $204 million (4.1%) in the second quarter and were relatively unchanged in the first six months of 2026 compared to 2025. We recorded premiums written in the second quarter and first six months of $483 million from a new whole account reinsurance agreement with certain wholly-owned insurance subsidiaries of Tokio Marine Holdings, Inc. (“Tokio Marine”), which commenced on April 1, 2026. Under the agreement, NICO assumes on a quota-share basis a portion of the non-life premiums written and related losses and expenses of Tokio Marine on risks attaching over a ten-year term. Otherwise, premiums written in the second quarter and first six months of 2026 declined 5.6% and 3.8%, respectively, relative to 2025, primarily due to lower property volumes.

Losses and LAE decreased $312 million (11.3%) in the second quarter and $1.0 billion (16.2%) in the first six months of 2026 compared to 2025. The loss ratio in 2026 declined 5.3 percentage points in the second quarter and 7.8 percentage points in the first six months compared to 2025. There were no losses incurred from significant catastrophe event occurrences in the first six months of 2026 compared to $760 million in 2025 from estimated wildfire losses, which occurred in the first quarter. Additionally, changes in prior accident years’ ultimate loss estimates reduced losses and LAE by $609 million in the second quarter and $869 million in the first six months of 2026 compared to $176 million and $506 million, respectively, in the corresponding 2025 periods. The reductions in each period were mostly attributable to lower-than-expected property losses.

Underwriting expenses in 2026 increased $140 million (10.7%) in the second quarter and decreased $37 million (1.3%) in the first six months of 2026 compared to 2025. The expense ratio increased 3.2 percentage points in the second quarter and 0.7 percentage points in the first six months of 2026 compared to 2025. Underwriting expenses in 2026 reflected changes in business mix, increases in general and administrative expenses and reduced foreign currency exchange losses related to certain intercompany reinsurance contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Life/health

A summary of our life/health reinsurance underwriting results follows (dollars in millions).

	Second Quarter				First Six Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,479		$1,347		$2,797		$2,590
Premiums earned	$1,482	100.0	$1,346	100.0	$2,798	100.0	$2,586	100.0
Life and health benefits	1,118	75.4	1,043	77.5	2,022	72.3	1,999	77.3
Underwriting expenses	313	21.2	251	18.6	599	21.4	465	18.0
Total benefits and expenses	1,431	96.6	1,294	96.1	2,621	93.7	2,464	95.3
Pre-tax underwriting earnings	$51		$52		$177		$122

Premiums earned increased $136 million (10.1%) in the second quarter and $212 million (8.2%) in the first six months of 2026 compared to 2025, primarily due to favorable foreign currency translation effects and increased premiums in the U.S., primarily from U.S. life and Medicare supplement business. Pre-tax underwriting earnings were substantially unchanged in the second quarter and increased $55 million in the first six months of 2026 compared to 2025. The year-to-date increase in earnings was primarily attributable to lower mortality, partly offset by increased foreign currency exchange losses.

Retroactive reinsurance

Pre-tax underwriting losses, before foreign currency exchange gains and losses, were $427 million in the first six months of 2026 versus $349 million in 2025. Losses reflected changes in estimated ultimate liabilities and related deferred charges during each period. There were no significant changes in the estimated ultimate liabilities during the first six months of 2026 and 2025. Foreign currency exchange gains and losses derive from the remeasurement of liabilities of non-functional currency denominated contracts of U.S. subsidiaries. Pre-tax foreign currency exchange gains and losses were insignificant in 2026, while in 2025, foreign currency exchange losses were $88 million in the second quarter and $128 million in the first six months.

Unpaid losses and LAE for retroactive reinsurance contracts were $30.0 billion at June 30, 2026, a decline of $1.1 billion from December 31, 2025, primarily due to loss payments. Deferred charge assets on retroactive reinsurance were $7.7 billion and $8.1 billion at June 30, 2026 and December 31, 2025, respectively. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Pre-tax underwriting losses, before foreign currency impacts, were $152 million in the second quarter and $304 million in the first six months of 2026 versus $126 million in the second quarter and $276 million in the first six months of 2025. These losses derived primarily from the accretion of discounted annuity liabilities. Pre-tax foreign currency exchange gains on non-functional currency denominated contracts of U.S. subsidiaries were $4 million in the second quarter and $20 million in the first six months of 2026 compared to losses of $87 million in the second quarter and $136 million in the first six months of 2025. Annuity liabilities were $14.3 billion at June 30, 2026, which includes the effects of discount rate changes recorded in accumulated other comprehensive income, as well as liabilities of $4.0 billion on contracts without life contingencies.

Variable annuity

Earnings or losses on our variable annuity guarantee reinsurance contracts are affected by changes in securities markets, interest rates, foreign currency exchange rates and policyholder behavior. While these contracts have been in run-off for many years, periodic earnings are subject to considerable volatility from the inherent volatility of market prices and rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
	2026	2025	2026	2025	Second Quarter	First Six Months
Interest and other investment income	$2,200	$2,524	$4,460	$5,043	(12.8)%	(11.6)%
Dividend income	1,485	1,479	2,529	2,521	0.4	0.3
Pre-tax net investment income	3,685	4,003	6,989	7,564	(7.9)	(7.6)
Income taxes	626	636	1,251	1,304
Net investment income	$3,059	$3,367	$5,738	$6,260
Effective income tax rate	17.0%	15.9%	17.9%	17.2%

Pre-tax investment income in the second quarter and first six months of 2026 declined 7.9% and 7.6%, respectively, compared to 2025, primarily attributable to lower interest income, reflecting lower short-term interest rates. Dividend income varies from period to period due to changes in the investment portfolio and the amount, frequency and timing of dividends from investees. We continue to believe that maintaining ample liquidity is paramount and insist on safety over yield with respect to short-term investments.

Invested assets of our insurance businesses derive from shareholder capital and net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses and LAE, including liabilities under retroactive reinsurance contracts, life, annuity and health benefit liabilities, unearned premiums and certain other liabilities, which are reduced by insurance premiums receivable, reinsurance receivables, deferred charges on retroactive reinsurance contracts and deferred policy acquisition costs. The effect of discount rate changes on long-duration insurance contracts, which are recorded in accumulated other comprehensive income, are excluded from float, as such amounts are not included in earnings in the Consolidated Statements of Earnings.

Float was approximately $177.5 billion at June 30, 2026, an increase of approximately $1.1 billion from December 31, 2025. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting earnings in the first six months of 2026 and 2025, and the average cost of float was negative in each period.

A summary of cash and investments held in our insurance businesses follows (in millions).

	June 30, 2026	December 31, 2025
Cash, cash equivalents and U.S. Treasury Bills*	$210,310	$212,651
Equity securities	321,865	294,144
Fixed maturity securities	16,781	17,466
Other, including loans to affiliates	4,360	4,702
	$553,316	$528,963

——————

* Includes unsettled purchases of U.S. Treasury Bills of $771 million at June 30, 2026 and $167 million at December 31, 2025. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

Fixed maturity investments as of June 30, 2026 follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$2,809	$(9)	$2,800
Foreign governments	12,697	(35)	12,662
Corporate and other	1,124	195	1,319
	$16,630	$151	$16,781

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

	Second Quarter		First Six Months
	2026	2025	2026	2025
Railroad operating revenues	$6,562	$5,726	$12,521	$11,402
Railroad operating expenses	4,292	3,713	8,203	7,568
Railroad operating earnings	2,270	2,013	4,318	3,834
Other revenues (expenses), net	67	66	116	120
Interest expense	(276)	(270)	(553)	(542)
Pre-tax earnings	2,061	1,809	3,881	3,412
Income taxes	503	343	946	732
Net earnings	$1,558	$1,466	$2,935	$2,680
Effective income tax rate	24.4%	19.0%	24.4%	21.5%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units				Percentage Change
	Second Quarter		First Six Months		Second	First Six
	2026	2025	2026	2025	Quarter	Months
Consumer products	1,462	1,338	2,864	2,720	9.3%	5.3%
Agricultural and energy products	388	348	773	693	11.5	11.5
Industrial products	361	350	691	682	3.1	1.3
Coal	268	291	559	589	(7.9)	(5.1)
	2,479	2,327	4,887	4,684	6.5	4.3

Railroad operating revenues increased in the second quarter and the first six months of 2026 by 14.6% and 9.8%, respectively, compared to 2025. Car/unit volume increased 6.5% and 4.3%, respectively, in the second quarter and the first six months of 2026 relative to the same periods in 2025. Average revenue per car/unit increased 7.6% in the second quarter and 5.3% in the first six months of 2026, primarily from higher fuel surcharge revenue and higher yield. Pre-tax earnings increased 13.9% in the second quarter and 13.7% in the first six months of 2026 versus 2025.

Consumer products operating revenues were $2.4 billion in the second quarter and $4.4 billion in the first six months of 2026, increases of 20.5% and 10.3%, respectively, from 2025. The revenue increases were attributable to higher average revenue per car/unit primarily from higher fuel surcharge revenue and increases in international and domestic volumes. Volumes in the second quarter and the first six months of 2026 increased 9.3% and 5.3%, respectively, in relation to 2025, primarily due to higher intermodal shipments resulting from higher west coast imports, market share gains and tightening truck capacity.

Agricultural and energy products operating revenues were $1.9 billion in the second quarter and $3.7 billion in the first six months of 2026, increases of 17.9% and 16.4%, respectively, from 2025. The revenue increases in 2026 were attributable to higher average revenue per car/unit, arising from higher fuel surcharge revenue, higher yield and volume increases of 11.5% in both the second quarter and first six months relative to 2025. The volume increases were primarily due to higher grain exports, petroleum fuels and oilseeds and meals.

Industrial products operating revenues were $1.4 billion in the second quarter and $2.6 billion in the first six months of 2026, increases of 9.1% and 5.9%, respectively, from 2025. The revenue increases were attributable to higher average revenue per car/unit from higher fuel surcharge revenue and higher yield, along with higher volumes (3.1% in the second quarter and 1.3% in the first six months). The volume increases were primarily due to higher steel, aggregates and cement shipments.

Coal operating revenues were $722 million in the second quarter and $1.5 billion in the first six months of 2026, slight increases from the same periods in 2025. The revenue increases were attributable to higher average revenue per car/unit from higher fuel surcharge revenue and higher yield, partially offset by lower volumes. The volume declines were primarily due to plant retirements and lower demand, attributable to lower natural gas prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Railroad operating expenses increased $579 million (15.6%) in the second quarter and $635 million (8.4%) in the first six months of 2026 compared to 2025. Compensation and benefits expenses increased $26 million (1.9%) in the second quarter and less than 1% in the first six months of 2026 compared to 2025. The increases were primarily due to wage inflation, offset by improved employee productivity. Fuel expenses increased $475 million (68.1%) in the second quarter and $473 million (32.2%) in the first six months of 2026 compared to 2025, reflecting higher average fuel prices in the second quarter and higher volume, partially offset by increased fuel efficiency. Equipment rents, materials and other expenses increased $38 million (8.3%) in the second quarter and $69 million (7.2%) in the first six months of 2026 compared to 2025. The increases were primarily related to higher litigation and casualty related expenses. There were no significant changes in purchased services or depreciation and amortization expense.

The effective income tax rate increased 5.4 percentage points in the second quarter and 2.9 percentage points in the first six months of 2026 compared to the same periods in 2025, primarily due to the impact of lower enacted state income tax rates in the second quarter of 2025.

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

	Second Quarter		First Six Months
	2026	2025	2026	2025
Revenues:
Energy operating revenues	$5,413	$5,130	$11,223	$10,636
Real estate operating revenues	1,273	1,264	2,135	2,124
Other	49	24	38	14
Total revenues	6,735	6,418	13,396	12,774
Costs and expenses:
Energy cost of sales	1,376	1,434	3,046	2,965
Energy operating expenses	2,760	2,725	5,428	5,310
Real estate operating costs and expenses	1,250	1,210	2,129	2,081
Interest expense	745	664	1,445	1,310
Total costs and expenses	6,131	6,033	12,048	11,666
Pre-tax earnings	604	385	1,348	1,108
Income tax benefit*	(333)	(357)	(763)	(779)
Net earnings after income taxes	937	742	2,111	1,887
Noncontrolling interests of BHE subsidiaries	46	40	106	85
Net earnings attributable to BHE	891	702	2,005	1,802
Preferred stock dividends	—	—	—	3
Net earnings attributable to Berkshire shareholders	$891	$702	$2,005	$1,799
Effective income tax rate	(55.1)%	(92.7)%	(56.6)%	(70.3)%

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

	Second Quarter		First Six Months		Percentage Change
	2026	2025	2026	2025	Second Quarter	First Six Months
U.S. utilities	$597	$434	$956	$862	37.6%	10.9%
Natural gas pipelines	242	183	848	671	32.2	26.4
Other energy businesses	291	303	546	650	(4.0)	(16.0)
Real estate brokerage	20	45	8	30	(55.6)	(73.3)
Corporate interest and other	(259)	(263)	(353)	(411)	1.5	14.1
	$891	$702	$2,005	$1,802	26.9	11.3

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $163 million (37.6%) in the second quarter and $94 million (10.9%) in the first six months of 2026 compared to 2025, reflecting increases in electric utility margin and other income combined with higher income tax benefits from recognized production tax credits, partially offset by increases in interest expense and energy operating expenses.

The U.S. utilities’ electric utility margin was $2.3 billion in the second quarter and $4.3 billion in the first six months of 2026, increases of $171 million (8.1%) and $218 million (5.4%), respectively, compared to 2025. The second quarter increase reflected higher retail customer volumes and lower thermal generation and purchased electricity cost of sales. The first six months increase reflected higher retail customer rates in certain territories, lower thermal generation cost of sales, higher retail customer volumes and higher wholesale volumes and prices, partially offset by higher purchased electricity cost of sales. Retail customer volumes increased 3.1% overall (up 6.0% at MEC, 4.3% at NV Energy and 0.8% at PacifiCorp) in the first six months of 2026 compared to 2025, primarily due to higher customer usage and an increase in the average number of customers, partially offset by an overall unfavorable impact of weather. The increase in energy operating expenses was primarily due to vegetation management and other wildfire prevention costs, as well as general and plant maintenance costs.

Net earnings of natural gas pipelines increased $59 million in the second quarter and $177 million in the first six months of 2026 compared to 2025. The increases reflected higher transportation and storage revenues from a general rate case and higher variable liquefied natural gas revenues from colder weather, mainly in the first quarter of 2026.

Net earnings of other energy businesses decreased $12 million in the second quarter and $104 million in the first six months of 2026 compared to 2025. The decreases were primarily due to lower earnings at Northern Powergrid from lower distribution revenues due to lower tariffs from inflation adjustments beginning in the second quarter of 2025 and higher interest expense.

Net earnings of real estate brokerage businesses decreased $25 million in the second quarter and $22 million in the first six months of 2026 compared to 2025, primarily due to charges in the second quarter of 2026 associated with a settlement reached in the ongoing real estate industry litigation matters. The real estate brokerage business continues to be negatively impacted by the limited availability of homes for sale and high home prices.

Corporate interest and other net losses include BHE corporate interest expense and unallocated general and administrative expenses and income taxes, including tax credits recognized on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months		Percentage Change
					Second	First Six
	2026	2025	2026	2025	Quarter	Months
Revenues:
Manufacturing	$22,568	$19,969	$43,240	$38,735	13.0%	11.6%
Service and retailing	38,934	33,398	73,104	66,140	16.6	10.5
	$61,502	$53,367	$116,344	$104,875	15.2	10.9
Pre-tax earnings:
Manufacturing	$4,117	$3,247	$7,176	$5,963	26.8%	20.3%
Service and retailing	1,729	1,400	2,904	2,690	23.5	8.0
	5,846	4,647	10,080	8,653	25.8	16.5
Income taxes and noncontrolling interests	1,376	1,046	2,411	1,992
Net earnings*	$4,470	$3,601	$7,669	$6,661
Effective income tax rate	22.8%	21.8%	23.2%	22.3%
Pre-tax earnings as a percentage of revenues	9.5%	8.7%	8.7%	8.3%

——————

* Excludes certain acquisition accounting expenses, primarily related to amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from earnings were $113 million in the second quarter and $227 million in the first six months of 2026 and $124 million in the second quarter and $248 million in the first six months of 2025. These expenses are included in “Other” in the summary of earnings on page 33 and in the “Other” earnings table on page 47.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Revenues:
Industrial products	$12,150	$9,543	$23,346	$18,600
Building products	7,006	6,945	12,995	13,113
Consumer products	3,412	3,481	6,899	7,022
	$22,568	$19,969	$43,240	$38,735
Pre-tax earnings:
Industrial products	$2,577	$1,828	$4,508	$3,409
Building products	1,117	1,042	1,921	1,927
Consumer products	423	377	747	627
	$4,117	$3,247	$7,176	$5,963
Pre-tax earnings as a percentage of revenues:
Industrial products	21.2%	19.2%	19.3%	18.3%
Building products	15.9	15.0	14.8	14.7
Consumer products	12.4	10.8	10.8	8.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Industrial products

The industrial products group includes complex metal components and products for aerospace, power and general industrial markets (Precision Castparts Corp. (PCC)), specialty chemicals (The Lubrizol Corporation (Lubrizol)), metal cutting tools/systems (IMC International Metalworking Companies (IMC)), and Marmon Holdings, Inc. (Marmon) which consists of numerous autonomous manufacturing, service and leasing businesses aggregated into twelve groups. Other industrial products members also produce equipment and systems for the livestock and agricultural industries (CTB International), drag reducing agents for pipelines (LiquidPower Specialty Products), structural steel fabrication products (W&W|AFCO) and beginning in August 2025, rodent control products (Bell Laboratories). On January 2, 2026, Berkshire acquired a chemicals business (OxyChem) from Occidental Petroleum Corporation. OxyChem produces basic chemicals and its results are included in Berkshire’s consolidated results beginning as of the acquisition date.

Revenues of the industrial products group were $12.2 billion in the second quarter and $23.3 billion in the first six months of 2026, increases of $2.6 billion (27.3%) and $4.7 billion (25.5%), respectively, compared to the same periods in 2025, primarily attributable to business acquisitions and increases at several of our pre-existing business units. Pre-tax earnings increased $749 million (41.0%) in the second quarter and $1.1 billion (32.2%) in the first six months of 2026 compared to 2025. Pre-tax earnings as a percentage of revenues for the group were 19.3% for the first six months of 2026, an increase of 1.0 percentage points compared to 2025.

PCC’s revenues were $3.1 billion in the second quarter and $6.0 billion in the first six months of 2026, increases of 14.4% in the second quarter and 11.4% in the first six months compared to 2025. The increases were driven by increased sales of aerospace and industrial gas turbine power products, primarily attributable to strong customer demand and higher prices, due in part to rising costs of certain raw materials. PCC’s pre-tax earnings increased 34.2% in the second quarter and 33.6% in the first six months of 2026 relative to 2025. The earnings increases in 2026 reflected aerospace and industrial gas turbine sales growth, improved manufacturing and operating efficiencies and favorable changes in business mix. Earnings in 2025 and 2026 were impacted by a fire at a fasteners facility that occurred in the first quarter of 2025. Future sales and earnings growth will depend on successfully increasing production and expanding capacity, as necessary, to meet customer demand.

Lubrizol’s revenues were $1.8 billion in the second quarter and $3.4 billion in the first six months of 2026, increases of 11.1% and 7.0%, respectively, compared to 2025. The increases were primarily attributable to higher volumes and selling prices and favorable foreign currency translation effects, partially offset by unfavorable product mix. The increases in selling prices were necessitated by significant increases in raw materials, energy and supply chain costs that began in the latter part of the first quarter and continued through the second quarter of 2026, resulting in increased production costs. Lubrizol’s pre-tax earnings increased 23.4% in the second quarter and 16.5% in the first six months of 2026 compared to 2025. The increases were primarily attributable to the impacts of higher sales volumes and selling prices, partially offset by higher raw materials and manufacturing costs and unfavorable product mix.

Marmon’s revenues were $3.5 billion in the second quarter and $6.9 billion in the first six months of 2026, increases of 4.9% and 5.4%, respectively, compared to the same periods in 2025. The increases were primarily attributable to the transition of Acme Brick from our building products group to Marmon beginning January 1, 2026. Otherwise, revenues were up marginally in each period. In the first six months of 2026, revenue increases were produced by the Plumbing & Refrigeration (19.2%) and Electrical (11.9%) groups, primarily attributable to higher metals prices and increased volumes in the Plumbing & Refrigeration group. These increases were substantially offset by lower revenues from the Retail Solutions (18.3%), Rail & Leasing (7.9%), Industrial Products (4.6%) and Water Technologies (3.3%) groups, primarily due to combinations of lower sales volumes and business divestitures.

Marmon’s pre-tax earnings increased 10.3% in the second quarter and 6.1% in the first six months of 2026 in comparison with 2025, primarily due to gains on business divestitures and real estate disposals and the addition of Acme Brick. Otherwise, operating results among the business groups were mixed. Earnings in the second quarter of 2026 increased in the Rail & Leasing group due to gains on railcar sales, efficiencies in repair operations, and higher lease rates. Plumbing & Refrigeration group earnings in each period of 2026 increased due to higher copper spreads. These increases were partially offset by the lower earnings in the Transportation Products, Water Technologies and Foodservice Technologies groups, attributable to lower sales volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

IMC’s revenues were approximately $1.3 billion in the second quarter and $2.5 billion in the first six months of 2026, increases of 26.5% and 23.6%, respectively, compared to 2025. IMC has experienced significant raw materials price increases, which began in 2025 and continued through the first six months of 2026. Customer demand and product sales also increased over the first six months of 2026, primarily attributable to customers accelerating purchases. IMC’s pre-tax earnings in the second quarter and first six months of 2026 increased 71.0% and 56.6%, respectively, relative to 2025, reflecting increases in sales and gross margin rates, including favorable fixed manufacturing cost absorption and product sales mix, partially offset by higher raw materials costs and selling expenses. IMC’s earnings over the second half of 2026 are expected to be negatively impacted by the rise in raw materials costs. IMC operates globally, and a large portion of its products are manufactured in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

OxyChem’s revenues were $1.4 billion in the second quarter and $2.6 billion in the first six months of 2026. OxyChem generated pre-tax earnings of $149 million in the second quarter and $121 million in the first six months of 2026, which included the impacts of incremental acquisition accounting depreciation and amortization, as well as other transition costs associated with the acquisition. In addition, revenues and earnings increases were also generated in the first six months of 2026 by each of the other industrial products businesses.

Building products

The building products group includes manufactured (factory-built) and site-built home construction and related lending and financial services (Clayton Homes). Other building products businesses currently include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek). Berkshire acquired Taylor Morrison Home Corporation, a homebuilder, on July 24, 2026, which will be included in our building products group beginning as of that date. See Note 2 to the accompanying Consolidated Financial Statements.

Revenues of the building products group increased $61 million (0.9%) in the second quarter and declined $118 million (0.9%) in the first six months of 2026 compared to 2025. Pre-tax earnings increased $75 million (7.2%) in the second quarter and were relatively unchanged in the first six months of 2026 compared to 2025. Certain of our building products businesses experienced lower customer demand, attributable to relatively low home construction activity in the first six months of 2026.

Clayton Homes’ revenues were $3.4 billion in the second quarter and $6.3 billion in the first six months of 2026, increases of 2.8% and 0.9%, respectively, compared to 2025. Home sales revenues increased 1.7% in the second quarter and declined 1.3% in the first six months of 2026, relative to the corresponding 2025 periods. New home unit sales increased 2.3% in the second quarter and declined 3.3% in the first six months of 2026 relative to 2025. In the first six months of 2026, average prices for factory-built homes increased 3.3%, attributable to changes in sales mix, while average prices for site-built homes declined 2.3% versus 2025. Financial services revenues increased 9.5% in the first six months of 2026 compared to 2025, primarily due to increased interest income from higher average loan balances and average interest rates. Loan balances, net of discounts and allowances for credit losses, were approximately $30.4 billion as of June 30, 2026, an increase of 7.8% since June 30, 2025. Loan portfolios are largely funded by borrowings from Berkshire finance affiliates.

Clayton Homes’ pre-tax earnings were $468 million in the second quarter and $861 million in the first six months of 2026, declines of 3.5% and 5.9%, respectively, versus 2025. The declines reflected lower earnings from home building, partially offset by increased earnings from financial services. The decline in home building earnings was due to lower year-to-date sales volume and overall gross margin rates and slightly higher selling general and administrative expenses. The increase in financial services earnings was primarily due to higher interest income and lower insurance claims expense, partially offset by increased interest expense on increased borrowings from affiliates. The corresponding interest income from these borrowings is included in the “Other” earnings section on page 47.

Our other building products businesses generated revenues of approximately $3.6 billion in the second quarter and $6.7 billion in the first six months of 2026, declines of $30 million (0.8%) and $173 million (2.5%) respectively, versus 2025, primarily attributable to the transition of Acme Brick to Marmon beginning January 1, 2026. Revenues of the remaining businesses increased 3.4% in the second quarter and 1.6% in the first six months of 2026 compared to 2025. Revenues in 2026 generally reflected higher selling prices and lower volumes across several product categories. Other building products pre-tax earnings increased $92 million (16.6%) in the second quarter and $48 million (4.7%) in the first six months of 2026 compared to 2025. The earnings increases reflected the impact of refunds received in the second quarter of 2026 on trade tariffs paid primarily in 2025, as well as lower restructuring and legal settlement costs, partially offset by the impact of the Acme Brick transition. Before such items, pre-tax earnings declined 8.8% in the second quarter and 8.9% in the first six months of 2026 relative to 2025.

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

Consumer products group revenues were $3.4 billion in the second quarter and $6.9 billion in the first six months of 2026, declines of 2.0% and 1.8%, respectively, compared to 2025. The revenue declines were driven by reductions at Fruit of the Loom and Forest River, primarily attributable to lower sales volumes, unfavorable changes in sales mix and the impacts of exiting unprofitable lines of business at Fruit of the Loom, partially offset by higher average selling prices. These declines were partially offset by revenue increases at Brooks Sports, Duracell, Jazwares and Richline, attributable to combinations of higher volumes, changes in sales mix and/or favorable foreign currency translation effects.

Pre-tax earnings of our consumer products group increased 12.2% in the second quarter and 19.1% in the first six months of 2026 versus 2025. The earnings increase in the first six months of 2026 was primarily attributable to earnings increases from Brooks Sports, Duracell and Jazwares, partially offset by lower earnings from Forest River. The increases at Brooks Sports and Jazwares were primarily attributable to the increases in sales and gross margin rates, as well as the impact of trade tariff refunds received in the second quarter of 2026. The increase at Duracell was largely due to increased advanced manufacturing production tax credits, which are included in pre-tax earnings, partially offset by increased selling, general and administrative expenses. The earnings decline from Forest River was primarily due to the reduction of gross margins from lower sales and unfavorable changes in sales mix, partially offset by lower selling, general and administrative expenses.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Revenues:
Service	$6,874	$5,677	$13,308	$11,170
McLane	12,118	12,601	24,054	24,776
Retailing	5,010	5,011	9,565	9,655
Pilot	14,932	10,109	26,177	20,539
	$38,934	$33,398	$73,104	$66,140
Pre-tax earnings:
Service	$879	$729	$1,664	$1,377
McLane	173	176	317	357
Retailing	387	376	683	669
Pilot	290	119	240	287
	$1,729	$1,400	$2,904	$2,690
Pre-tax earnings as a percentage of revenues:
Service	12.8%	12.8%	12.5%	12.3%
McLane	1.4	1.4	1.3	1.4
Retailing	7.7	7.5	7.1	6.9
Pilot	1.9	1.2	0.9	1.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Service group revenues increased $1.2 billion (21.1%) in the second quarter and $2.1 billion (19.1%) in the first six months of 2026 relative to 2025, driven by TTI, aviation services and IPS. Revenues increased in the first six months at TTI (26.5%), aviation services (15.5%) and IPS (22.5%). The revenue increase at TTI reflected accelerating customer demand, favorable foreign currency translation effects and inventory cost-based price increases. The increase in demand, in part, was attributable to customers responding to potential further price increases and supply chain concerns, including extended inventory order lead times. The revenue increase from aviation services was primarily due to increases in the number of aircraft in shared ownership programs, in-flight hours flown, training hours and average prices. The revenue increase at IPS was primarily attributable to life sciences construction and other construction consulting services.

Service group pre-tax earnings increased $150 million (20.6%) in the second quarter and $287 million (20.8%) in the first six months of 2026 compared to 2025, primarily attributable to TTI and aviation services. Pre-tax earnings as a percentage of revenues rose 0.2 percentage points in the first six months of 2026 compared to 2025. The earnings increases from TTI reflected increases in revenues, favorable foreign currency translation effects and improved expense leverage. Inventory cost and supply chain uncertainties could negatively impact TTI’s gross margins in the future. The earnings increases from aviation services were primarily attributable to increased revenues, partially offset by higher flight crew and instructor costs and higher maintenance, fuel, subcontract and other variable costs.

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

McLane’s revenues declined 3.8% in the second quarter and 2.9% in the first six months of 2026 compared to 2025, primarily due to lower retail business sales (8.9% year-to-date), partially offset by increased restaurant sales (7.4% year-to-date) and gains from asset sales. The decline in retail business sales was attributable to lower volumes, primarily from net customer losses, and changes in business mix. The comparative increase in restaurant business was attributable to increased volumes and cost-based price increases. Pre-tax earnings declined $3 million (1.7%) in the second quarter and $40 million (11.2%) in the first six months of 2026 relative to 2025, reflecting declines in the overall gross margins, partially offset by higher other income and the gains from asset sales in the first quarter of 2026.

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

Other retailing businesses include three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies (confectionery products), Pampered Chef (high-quality kitchen tools), Oriental Trading Company (party supplies, school supplies and toys and novelties) and Detlev Louis Motorrad, a retailer of motorcycle accessories based in Germany. Pilot Travel Centers (“Pilot”), which we view primarily as a retailing business, is addressed separately since it is deemed a segment for financial reporting purposes.

Retailing group aggregate revenues were relatively unchanged in the second quarter and declined 0.9% in the first six months of 2026 compared to 2025. BHA’s revenues represented about 70% of retailing group revenues in the first six months of 2026. BHA’s revenue increased 0.5% in the second quarter and declined 1.3% in the first six months of 2026 compared to 2025. New and pre-owned vehicle retail sales declined 2.0% in the first six months of 2026 compared to 2025, reflecting lower unit sales, partially offset by favorable changes in sales mix. Additionally, BHA’s service contract revenues increased in the first six months of 2026 compared to 2025, while parts/service/repair operation revenues were flat.

Aggregate revenues of the other retailing businesses were relatively unchanged in the second quarter and first six months of 2026 versus 2025. Several of our other retailing businesses continued to experience sluggish customer demand, attributable to a combination of increased competition and the impacts of higher economic uncertainty and changes in consumer confidence.

Retailing group pre-tax earnings increased $11 million (2.9%) in the second quarter and $14 million (2.1%) in the first six months of 2026 compared to 2025. BHA’s pre-tax earnings increased 5.1% in the second quarter and 4.4% in the first six months of 2026 compared to 2025, primarily attributable to increased earnings from service contracts operations, partially offset by lower gross sales margins. Aggregate pre-tax earnings for the remainder of our retailing group declined 2.8% in the second quarter and 5.8% in the first six months of 2026 compared to 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Pilot

Pilot operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. Pilot’s revenues increased $4.8 billion (47.7%) in the second quarter and $5.6 billion (27.5%) in the first six months of 2026 compared to 2025. The increases reflected higher fuel prices, partially offset by slightly lower fuel volumes.

Pilot’s pre-tax earnings increased $171 million (143.7%) in the second quarter and declined $47 million (16.4%) in the first six months of 2026 compared to 2025. The increase in the second quarter was primarily due to higher gross margins, partially offset by increases in depreciation and amortization and store operating and general and administrative expenses. The earnings decline in the first six months reflected the impact of gains from asset dispositions in 2025, which did not repeat in 2026, and increases in the expenses previously noted, partially offset by increased gross margins. Gross margins in 2026 were negatively affected by net losses on derivative contracts included in earnings from increases in fuel and commodity prices. The effects of price increases on the underlying physical inventory and commodity values are deferred until sold. Volatility in fuel prices can produce volatility in Pilot’s periodic earnings.

Investment Gains (Losses)

A summary of investment gains (losses) follows (dollars in millions).

	Second Quarter		First Six Months
	2026	2025	2026	2025
Investment gains (losses)	$16,077	$6,364	$14,472	$(71)
Income taxes and noncontrolling interests	3,393	1,394	3,028	(3)
Net earnings (losses)	$12,684	$4,970	$11,444	$(68)
Effective income tax rate	21.0%	21.7%	21.0%	14.9%

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

Pre-tax investment gains and losses included net unrealized gains of $15.6 billion in the second quarter and $12.8 billion in the first six months of 2026 and $7.6 billion in the second quarter and $1.2 billion in the first six months of 2025 attributable to changes during the period in market prices on equity securities we held at the end of each period. Taxable investment gains and losses on equity securities sold, which are generally the difference between sales proceeds and the original cost basis of the securities sold, were gains of $2.3 billion in the second quarter and $9.5 billion in the first six months of 2026 compared to $5.3 billion in the second quarter and $8.4 billion in the first six months of 2025.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period have little analytical or predictive value.

Other

A summary of after-tax other earnings follows (in millions).

	Second Quarter			First Six Months
	2026	2025		2026	2025
Investment income	$957	$866		$1,924	$1,735
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	326	(877)		575	(1,590)
Equity method earnings	211	184	*	366	300	*
Acquisition accounting expenses	(113)	(124)		(227)	(248)
Other earnings (losses)	(107)	(17)		(104)	(124)
	$1,274	$32		$2,534	$73

——————

* Excludes other-than-temporary impairment loss on our investment in Kraft Heinz. See Note 5 to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Investment income includes corporate interest income and dividend income not allocated to operating businesses. After-tax corporate investment income increased $91 million in the second quarter and $189 million in the first six months of 2026 compared to 2025, primarily due to increased investments in U.S. Treasury Bills, including investments derived from capital distributions from Berkshire subsidiaries, partially offset by lower interest rates.

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

Equity method earnings include our proportionate share of earnings of Kraft Heinz, Occidental and Berkadia. After-tax equity method earnings increased $27 million in the second quarter and $66 million in the first six months of 2026 compared to 2025 due to increased earnings from Kraft Heinz, partially offset by lower earnings from Occidental and Berkadia. Historically, we recorded our share of Occidental earnings on a one-quarter lag and, during the second quarter of 2025, we began recording our share of Kraft Heinz’s earnings on a one-quarter lag.

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

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at June 30, 2026 was $747.9 billion, an increase of $30.5 billion since December 31, 2025. Net earnings attributable to Berkshire shareholders were $35.8 billion for the first six months of 2026 and included after-tax investment gains of approximately $11.4 billion. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Berkshire’s Chief Executive Officer after consultation with the Chairman of the Board. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire acquired $4.8 billion of treasury stock in the first six months of 2026, most of which was in the second quarter.

At June 30, 2026, our insurance and other businesses held investments in cash, cash equivalents and U.S. Treasury Bills (net of payables for unsettled purchases) of $359.2 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $340.8 billion. On January 2, 2026, Berkshire acquired OxyChem for approximately $9.4 billion. Additionally, Berkshire acquired Taylor Morrison Home Corporation on July 24, 2026, for aggregate cash consideration of approximately $6.8 billion.

Excluding borrowings of BHE and BNSF, our borrowings at June 30, 2026 were $43.3 billion, predominantly issued by Berkshire and BHFC. Berkshire’s outstanding debt at June 30, 2026 was $20.4 billion, a decrease of $2.3 billion since December 31, 2025, primarily attributable to repayments of maturing debt of $3.3 billion and reductions in carrying values due to changes in foreign currency exchange rates, partially offset by debt issued in April. Berkshire issued ¥272.3 billion ($1.7 billion) of senior notes in April 2026 with maturity dates ranging from 2029 to 2056 and a weighted average interest rate of 2.4%.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.2 billion at June 30, 2026, a decline of $72 million from December 31, 2025, primarily due to the impact of foreign currency exchange rate changes. BHFC’s borrowings are used to fund a portion of home loans originated and acquired by Clayton Homes and equipment held for lease by Marmon’s railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of June 30, 2026, a decrease of $532 million from December 31, 2025. BHE’s aggregate borrowings were $61.8 billion at June 30, 2026, an increase of $2.5 billion from December 31, 2025. In the first six months of 2026, BHE subsidiaries issued $4.6 billion of term debt, with a weighted average interest rate of 5.8% and maturity dates ranging from 2029 to 2056. BHE subsidiaries repaid term debt of $1.3 billion and reduced short-term borrowings by $623 million. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

In the first six months of 2026, our diverse group of businesses generated net cash flows from operating activities of $21.7 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $10.6 billion in the first six months of 2026, of which $6.7 billion was attributable to BNSF and BHE. BNSF and BHE maintain very large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures of approximately $8.6 billion over the remainder of 2026.

Contractual Obligations

We are party to other contracts associated with ongoing business activities, which will result in cash payments to counterparties in future periods. Certain obligations are included in our Consolidated Balance Sheets, such as borrowings, operating lease liabilities and shared aircraft repurchase liabilities.

We are also obligated to pay claims arising from property and casualty contracts issued by our insurance subsidiaries, including amounts from retroactive reinsurance. However, the timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities recorded in our Consolidated Balance Sheets. We anticipate that these payments will be funded by cash flows from operating activities.

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of June 30, 2026 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our Consolidated Balance Sheet as of June 30, 2026 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $152.9 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2026 included goodwill of acquired businesses of $83.1 billion and indefinite-lived intangible assets of $19.0 billion. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2025, our estimated fair values of four reporting units did not exceed our carrying values by at least 20%, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our estimated aggregate fair value of these units at that time was approximately $27.7 billion, which exceeded our aggregate carrying value of approximately $26.2 billion. Goodwill of these reporting units totaled approximately $9.2 billion.

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

As of June 30, 2026, we concluded that more likely than not, the goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on market and economic conditions, as well as events affecting our businesses or the industries in which they operate, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025 and the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2026, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program currently permits Berkshire to repurchase its Class A and Class B shares any time that Berkshire’s Chief Executive Officer, after consultation with the Chairman of the Board, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Berkshire’s common stock repurchases during the second quarter of 2026 are summarized as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
April	—	$—	—	*
May
Class A common stock	65	716,231.37	65	*
Class B common stock	1,458,312	476.01	1,458,312	*
June
Class A common stock	413	733,775.06	413	*
Class B common stock	7,139,881	487.98	7,139,881	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2026.

Item 6. Exhibits

a. Exhibits

3(i)	Restated Certificate of Incorporation Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 2, 2015.

3(ii)	Amended and Restated By-Laws Incorporated by reference to Exhibit 3(ii) to Form 8-K filed on May 7, 2026.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 8, 2026	/S/ CHARLES C. CHANG
(Signature)
Charles C. Chang,
Senior Vice President and
Principal Financial Officer