Form 10-Q
period 2026-09-30
BERKSHIRE HATHAWAY INC
filed 2026-11-09
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of October 28, 2026:

Class A —	480,476 shares
Class B —	1,403,805,594 shares

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Insurance and Other:
Cash and cash equivalents*	$36,034	$47,719
Short-term investments in U.S. Treasury Bills**	336,735	321,434
Investments in fixed maturity securities	17,082	17,816
Investments in equity securities	335,515	297,778
Equity method investments	20,650	19,978
Loans and finance receivables	30,880	29,836
Other receivables	50,983	44,331
Inventories	35,098	24,424
Property, plant and equipment	39,534	31,885
Equipment held for lease	19,063	18,535
Goodwill	56,441	55,945
Other intangible assets	34,254	33,802
Deferred charges - retroactive reinsurance	7,193	8,104
Other	29,974	24,413
	1,049,436	976,000
Railroad, Utilities and Energy:
Cash and cash equivalents*	4,666	4,158
Receivables	4,905	4,387
Property, plant and equipment	187,746	184,740
Goodwill	26,978	27,129
Regulatory assets	4,271	4,821
Other	25,905	20,941
	254,471	246,176
Total assets	$1,303,907	$1,222,176

——————

* Includes U.S. Treasury Bills with maturities of three months or less when purchased of $7.1 billion at September 30, 2026 and $17.6 billion at December 31, 2025.

** Includes unsettled purchases of U.S. Treasury Bills of $20.5 billion at September 30, 2026 and $167 million at December 31, 2025. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2026	December 31, 2025
	(Unaudited)
Liabilities:
Insurance and Other:
Unpaid losses and loss adjustment expenses	$124,210	$120,713
Unpaid losses and loss adjustment expenses - retroactive reinsurance	28,104	31,048
Unearned insurance premiums	33,808	31,339
Life, annuity and health insurance benefits	16,712	17,890
Other insurance policyholder liabilities	10,211	10,312
Accounts payable, accruals and other liabilities	44,583	38,019
Payable for purchases of U.S. Treasury Bills	20,489	167
Aircraft repurchase liabilities and unearned lease revenues	11,253	10,686
Notes payable and other borrowings	45,767	45,763
	335,137	305,937
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	20,973	19,250
Regulatory liabilities	6,831	7,013
Notes payable and other borrowings	85,016	83,318
	112,820	109,581
Income taxes, principally deferred	92,322	86,955
Total liabilities	540,279	502,473
Shareholders’ equity:
Common stock at par value	8	8
Capital in excess of par value	35,621	35,612
Accumulated other comprehensive income	(1,984)	(2,448)
Retained earnings	821,071	763,186
Treasury stock, at cost	(93,348)	(78,939)
Berkshire shareholders’ equity	761,368	717,419
Noncontrolling interests	2,260	2,284
Total shareholders’ equity	763,628	719,703
Total liabilities and shareholders’ equity	$1,303,907	$1,222,176

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

(Unaudited)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Revenues:
Insurance and Other:
Insurance premiums earned	$22,435	$22,445	$66,915	$66,444
Sales and service revenues	60,225	51,011	168,453	148,484
Leasing revenues	2,842	2,513	8,400	7,453
Interest, dividend and other investment income	5,511	5,697	16,798	17,331
	91,013	81,666	260,566	239,712
Railroad, Utilities and Energy:
Railroad transportation revenues	6,840	5,986	19,333	17,375
Utilities and energy operating revenues	6,586	6,046	17,801	16,658
Service revenues and other income	1,208	1,274	3,430	3,467
	14,634	13,306	40,564	37,500
Total revenues	105,647	94,972	301,130	277,212

Investment gains (losses)	11,946	21,939	26,418	21,868

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,839	13,735	43,317	42,454
Life, annuity and health insurance benefits	1,125	1,116	3,377	3,316
Insurance underwriting expenses	4,788	4,431	14,093	13,255
Cost of sales and services	48,940	40,875	136,094	119,042
Cost of leasing	2,191	1,877	6,359	5,651
Selling, general and administrative expenses	7,888	6,285	21,168	21,897
Interest expense	333	325	972	983
	80,104	68,644	225,380	206,598
Railroad, Utilities and Energy:
Railroad transportation expenses	4,407	3,862	12,638	11,464
Utilities and energy cost of sales and other expenses	4,789	4,578	13,240	12,825
Other expenses	1,100	1,116	3,142	3,113
Interest expense	1,026	936	3,023	2,788
	11,322	10,492	32,043	30,190
Total costs and expenses	91,426	79,136	257,423	236,788
Earnings before income taxes and equity method earnings	26,167	37,775	70,125	62,292
Equity method earnings (losses)	979	330	1,403	(4,289)
Earnings before income taxes	27,146	38,105	71,528	58,003
Income tax expense	4,960	7,241	13,391	10,010
Net earnings	22,186	30,864	58,137	47,993
Earnings attributable to noncontrolling interests	74	68	252	224
Net earnings attributable to Berkshire shareholders	$22,112	$30,796	$57,885	$47,769
Net earnings per average equivalent Class A share	$15,502	$21,413	$40,377	$33,214
Net earnings per average equivalent Class B share*	$10.33	$14.28	$26.92	$22.14
Average equivalent Class A shares outstanding	1,426,372	1,438,223	1,433,603	1,438,223
Average equivalent Class B shares outstanding	2,139,557,257	2,157,335,139	2,150,404,500	2,157,335,139

——————

* Net earnings per average equivalent Class B share outstanding is equal to one-fifteen-hundredth of the equivalent Class A amount. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

(Unaudited)

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Net earnings	$22,186	$30,864	$58,137	$47,993
Other comprehensive income:
Unrealized gains (losses) on investments	(57)	(42)	(194)	116
Applicable income taxes	5	11	36	(18)
Foreign currency translation	152	(283)	(390)	1,307
Applicable income taxes	(3)	(35)	23	(89)
Long-duration insurance contract discount rate changes	1,044	(305)	1,300	(151)
Applicable income taxes	(221)	67	(276)	31
Defined benefit pension plans	(3)	(17)	(19)	(122)
Applicable income taxes	1	4	4	21
Other, net	70	(32)	(25)	(22)
Other comprehensive income, net	988	(632)	459	1,073
Comprehensive income	23,174	30,232	58,596	49,066
Comprehensive income attributable to noncontrolling interests	75	64	247	236
Comprehensive income attributable to Berkshire shareholders	$23,099	$30,168	$58,349	$48,830

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

(Unaudited)

	Berkshire shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
2026
Balance at December 31, 2025	$35,620	$(2,448)	$763,186	$(78,939)	$2,284	$719,703
Net earnings	—	—	10,106	—	73	10,179
Other comprehensive income, net	—	(63)	—	—	(3)	(66)
Acquisitions of common stock	—	—	—	(235)	—	(235)
Transactions with noncontrolling interests	(46)	—	—	—	(85)	(131)
Balance at March 31, 2026	35,574	(2,511)	773,292	(79,174)	2,269	729,450
Net earnings	—	—	25,667	—	105	25,772
Other comprehensive income, net	—	(460)	—	—	(3)	(463)
Acquisitions of common stock	—	—	—	(4,527)	—	(4,527)
Transactions with noncontrolling interests	49	—	—	—	(104)	(55)
Balance at June 30, 2026	35,623	(2,971)	798,959	(83,701)	2,267	750,177
Net earnings	—	—	22,112	—	74	22,186
Other comprehensive income, net	—	987	—	—	1	988
Acquisitions of common stock	—	—	—	(9,647)	—	(9,647)
Transactions with noncontrolling interests	6	—	—	—	(82)	(76)
Balance at September 30, 2026	$35,629	$(1,984)	$821,071	$(93,348)	$2,260	$763,628

2025
Balance at December 31, 2024	$35,673	$(3,584)	$696,218	$(78,939)	$2,287	$651,655
Net earnings	—	—	4,603	—	69	4,672
Other comprehensive income, net	—	500	—	—	6	506
Transactions with noncontrolling interests	—	—	—	—	(91)	(91)
Balance at March 31, 2025	35,673	(3,084)	700,821	(78,939)	2,271	656,742
Net earnings	—	—	12,370	—	87	12,457
Other comprehensive income, net	—	1,189	—	—	10	1,199
Transactions with noncontrolling interests	(41)	—	—	—	(81)	(122)
Balance at June 30, 2025	35,632	(1,895)	713,191	(78,939)	2,287	670,276
Net earnings	—	—	30,796	—	68	30,864
Other comprehensive income, net	—	(628)	—	—	(4)	(632)
Transactions with noncontrolling interests	(2)	—	—	—	(65)	(67)
Balance at September 30, 2025	$35,630	$(2,523)	$743,987	$(78,939)	$2,286	$700,441

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(Unaudited)

	First Nine Months
	2026	2025
Cash flows from operating activities:
Net earnings	$58,137	$47,993
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(26,418)	(21,868)
Depreciation and amortization	10,693	9,927
Discount accretion on investments, principally U.S. Treasury Bills	(9,256)	(8,846)
Other	(8)	7,107
Changes in operating assets and liabilities:
Unpaid losses and loss adjustment expenses	582	2,589
Deferred charges - retroactive reinsurance	911	499
Unearned insurance premiums	2,513	2,583
Receivables and originated loans	(6,988)	(5,930)
Other assets	(4,448)	(1,689)
Other liabilities	3,826	1,229
Income taxes	4,370	1,183
Net cash flows from operating activities	33,914	34,777
Cash flows from investing activities:
Purchases of equity securities	(41,771)	(13,447)
Sales of equity securities	30,572	24,046
Purchases of U.S. Treasury Bills and fixed maturity securities	(527,197)	(444,370)
Sales of U.S. Treasury Bills and fixed maturity securities	76,917	29,238
Redemptions and maturities of U.S. Treasury Bills and fixed maturity securities	462,315	412,821
Acquisitions of businesses, net of cash acquired	(16,205)	(918)
Purchases of property, plant and equipment and equipment held for lease	(16,137)	(14,725)
Other	911	1,260
Net cash flows from investing activities	(30,595)	(6,095)
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,716	1,734
Repayments of borrowings of insurance and other businesses	(3,833)	(2,672)
Proceeds from borrowings of railroad, utilities and energy businesses	4,823	4,015
Repayments of borrowings of railroad, utilities and energy businesses	(1,828)	(3,253)
Changes in short-term borrowings, net	(974)	628
Acquisitions of treasury stock	(13,757)	—
Other, principally transactions with noncontrolling interests	(284)	(730)
Net cash flows from financing activities	(14,137)	(278)
Effects of foreign currency exchange rate changes	(93)	331
Increase (decrease) in cash and cash equivalents and restricted cash	(10,911)	28,735
Cash and cash equivalents and restricted cash at the beginning of the year*	52,569	48,376
Cash and cash equivalents and restricted cash at the end of the third quarter*	$41,658	$77,111
* Cash and cash equivalents and restricted cash are comprised of:
Beginning of the year—
Insurance and Other	$47,719	$44,333
Railroad, Utilities and Energy	4,158	3,396
Restricted cash included in other assets	692	647
	$52,569	$48,376
End of the third quarter—
Insurance and Other	$36,034	$72,156
Railroad, Utilities and Energy	4,666	4,150
Restricted cash included in other assets	958	805
	$41,658	$77,111

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Note 2. Business acquisitions

Our long-held strategy is to acquire businesses that we believe possess consistent earnings power, good returns on equity and able and honest management. Financial results attributable to a business acquisition are included in our Consolidated Financial Statements beginning on the acquisition date.

On January 2, 2026, Berkshire completed the acquisition of Occidental Petroleum Corporation’s (“Occidental”) chemicals business (“OxyChem”) pursuant to an agreement that was entered into on October 1, 2025, for cash consideration of approximately $9.4 billion, including certain post-closing contractual adjustments. Pursuant to the agreement, Occidental retained OxyChem’s legacy environmental liabilities. OxyChem is a global manufacturer of basic chemicals, with applications in water treatment, pharmaceuticals, healthcare, construction and other industries.

On May 31, 2026, Berkshire entered into an Agreement and Plan of Merger with Taylor Morrison Home Corporation (“TMHC”) to acquire all outstanding shares of TMHC common stock for $72.50 per share in cash, or approximately $6.8 billion in the aggregate. The acquisition was completed on July 24, 2026. TMHC is a national community developer and homebuilder and provides financial services to its customers, including mortgage, title and escrow services, as well as homeowners’ insurance.

Notes to Consolidated Financial Statements

Note 2. Business acquisitions

The combined preliminary values of OxyChem and TMHC’s assets acquired and liabilities assumed as of the respective acquisition dates are summarized as follows (in millions).

Cash and cash equivalents	$528
Inventories	7,622
Property, plant and equipment	7,287
Goodwill and other intangible assets	1,796
Other assets	4,027
Assets acquired	$21,260

Accounts payable, accruals and other liabilities	$2,938
Notes payable and other borrowings	2,100
Liabilities assumed	5,038
Net assets	$16,222

Note 3. Investments in fixed maturity securities

Investments in fixed maturity securities are summarized as follows (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2026
U.S. Treasury, U.S. government corporations and agencies	$2,791	$—	$(21)	$2,770
Foreign governments	13,046	8	(45)	13,009
Corporate and other	1,148	164	(9)	1,303
	$16,985	$172	$(75)	$17,082
December 31, 2025
U.S. Treasury, U.S. government corporations and agencies	$3,835	$14	$—	$3,849
Foreign governments	12,493	58	(9)	12,542
Corporate and other	1,197	232	(4)	1,425
	$17,525	$304	$(13)	$17,816

Investments in fixed maturity securities are generally classified as available-for-sale. As of September 30, 2026, approximately 95% of our foreign government holdings were rated AA or higher by at least one of the major rating agencies. The amortized cost and estimated fair value of fixed maturity securities at September 30, 2026 are summarized below by contractual maturity dates (in millions). Actual maturities may differ from contractual maturities due to prepayment rights held by issuers.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$13,089	$3,490	$226	$91	$89	$16,985
Fair value	13,057	3,562	269	98	96	17,082

Notes to Consolidated Financial Statements

Note 4. Investments in equity securities

Investments in equity securities are summarized as follows (in millions).

	Cost Basis	Net Unrealized Gains	Fair Value
September 30, 2026
Banks, insurance and finance	$15,357	$70,511	$85,868
Consumer products	8,654	103,808	112,462
Commercial, industrial and other	84,451	52,734	137,185
	$108,462	$227,053	$335,515
December 31, 2025
Banks, insurance and finance	$15,454	$88,675	$104,129
Consumer products	11,899	83,055	94,954
Commercial, industrial and other	58,036	40,659	98,695
	$85,389	$212,389	$297,778

Our investments in equity securities over the years have been concentrated in relatively few companies. The fair value of our five largest holdings at September 30, 2026 and December 31, 2025 represented 65% of the aggregate fair value of our equity securities as of each date. The five largest holdings at September 30, 2026 were Alphabet Inc., American Express Company, Apple Inc., Bank of America Corporation and The Coca-Cola Company.

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

The Occidental preferred stock accrues dividends at 8% per annum and is redeemable at the option of Occidental commencing in 2029 at a redemption price equal to 105% of the liquidation value. As of September 30, 2026, our investment in Occidental preferred stock had an aggregate liquidation value of approximately $8.5 billion. The Occidental common stock warrants currently allow us to purchase up to 83.9 million shares of Occidental common stock at an exercise price of $59.59 per share. The warrants are exercisable in whole or in part until one year after the date the preferred stock is fully redeemed.

As of September 30, 2026, we owned 151.6 million shares of American Express Company (“American Express”) common stock representing 22.6% of the outstanding common stock of American Express. Since 1995, we have been party to an agreement with American Express whereby we agreed to vote a significant portion of our shares in accordance with the recommendations of the American Express Board of Directors. We have also agreed to passivity commitments as requested by the Board of Governors of the Federal Reserve System, which collectively, in our judgment, restrict our ability to exercise significant influence over the operating and financial policies of American Express. Accordingly, we do not use the equity method with respect to our investment in American Express common stock, and we continue to record our investment at fair value.

Note 5. Equity method investments

Berkshire and its subsidiaries hold investments that are accounted for pursuant to the equity method. The most significant of these are our investments in the common stock of Kraft Heinz and Occidental. As of September 30, 2026, we owned 27.5% of the outstanding Kraft Heinz common stock and 26.5% of the outstanding Occidental common stock, which excludes the potential effect of the exercise of Occidental’s outstanding common stock warrants. Kraft Heinz manufactures and markets food and beverage products, including condiments and sauces, dairy, meals, meats, beverages and other grocery products. Occidental is an energy company, whose activities include oil and natural gas exploration, development and production.

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

Notes to Consolidated Financial Statements

Note 5. Equity method investments

Our investments in Kraft Heinz, Occidental and Berkadia are summarized as follows (in millions). Kraft Heinz and Occidental common stocks are publicly-traded and the fair values are based on quoted market prices as of our balance sheet dates. The carrying values of Kraft Heinz and Occidental include reductions for other-than-temporary impairment losses recorded in our second and fourth quarters of 2025, respectively.

	Carrying Value		Fair Value
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Kraft Heinz	$8,831	$8,634	$7,398	$7,897
Occidental	11,359	10,894	14,657	10,894
Berkadia	460	450
	$20,650	$19,978

Our equity in earnings and distributions received from equity method investments are as follows (in millions).

	Equity in Earnings				Distributions Received
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Kraft Heinz*	$203	$225	$606	$(4,571)	$131	$131	$391	$391
Occidental*	746	77	736	211	69	63	201	183
Berkadia	30	28	61	71	30	34	50	72
	$979	$330	$1,403	$(4,289)	$230	$228	$642	$646

——————

* We report our equity in Occidental’s earnings on a one-quarter lag and, beginning with the second quarter of 2025, we also report our equity in Kraft Heinz’s earnings on a one-quarter lag.

As of September 30, 2026, the carrying value of our investment in Kraft Heinz common stock exceeded fair value by $1.4 billion (or 16.2% of our carrying value). In evaluating our investment in Kraft Heinz for other-than-temporary impairment as of September 30, 2026, we considered our ability and intent to hold the investment until recovery, the magnitude and duration of the decline in fair value, and the operating results and financial condition of the company, as well as prevailing economic risks and uncertainties and other factors. Based on our assessment, we concluded that the recognition of an impairment charge in earnings for Kraft Heinz was not required as of September 30, 2026. However, our current expectations and intentions concerning this investment may change in the future and may result in the recognition of an impairment loss at that time.

We recorded a pre-tax impairment loss of approximately $5.0 billion in the second quarter of 2025 on our Kraft Heinz investment as a component of our equity in earnings of Kraft Heinz, which reduced the carrying value of our investment to fair value based on the quoted market price at June 30, 2025. At that time, we concluded that, in our judgment, the unrealized loss was other than temporary.

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

Notes to Consolidated Financial Statements

Note 5. Equity method investments

Summarized financial information of Kraft Heinz follows (in millions).

	June 27, 2026	September 27, 2025
Assets	$73,065	$81,695
Liabilities	36,935	40,116

	Quarter Ended June 27, 2026	Quarter Ended June 28, 2025	Nine Months Ended June 27, 2026	Six Months Ended June 28, 2025
Net sales	$6,262	$6,352	$18,663	$12,351
Net losses attributable to Kraft Heinz common shareholders	(5,460)	(7,824)	(4,011)	(7,112)

Net losses attributable to Kraft Heinz common shareholders included after-tax goodwill and indefinite-lived intangible asset impairment losses of $6.2 billion and $8.6 billion in its second quarter of 2026 and 2025, respectively. Berkshire’s basis difference, arising from the previously mentioned pre-tax impairment loss recorded by Berkshire in its second quarter of 2025, has declined from $5.0 billion to approximately $1.1 billion as of September 30, 2026.

Summarized financial information of Occidental follows (in millions).

	June 30, 2026	September 30, 2025
Assets	$80,358	$83,472
Liabilities	37,977	46,706

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Total revenues and other income	$8,327	$5,301	$18,859	$16,759
Net earnings attributable to Occidental common shareholders	2,807	288	5,914	757

Net earnings attributable to Occidental common shareholders in its first six months of 2026 included an after-tax gain of approximately $3.1 billion from its sale of OxyChem to Berkshire. Our equity in earnings in 2026 excluded our share of that gain. The carrying value of our investment in Occidental common stock as of September 30, 2026 exceeded our share of Occidental common shareholders’ equity as of June 30, 2026 by approximately $2.5 billion.

Note 6. Investment gains (losses)

Investment gains (losses) are summarized as follows (in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Equity securities:
Change in unrealized investment gains (losses) during the period on securities held at the end of the period	$11,775	$20,555	$24,505	$23,559
Investment gains (losses) during the period on securities sold	221	1,365	1,926	(820)
	11,996	21,920	26,431	22,739
Fixed maturity securities:
Gross realized gains	3	27	79	43
Gross realized losses	(4)	(13)	(10)	(68)
Other	(49)	5	(82)	(846)
	$11,946	$21,939	$26,418	$21,868

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

Notes to Consolidated Financial Statements

Note 6. Investment gains (losses)

Proceeds from sales of equity securities were approximately $30.6 billion in the first nine months of 2026 and $24.0 billion in 2025. Taxable gains and losses on equity securities sold are generally the difference between the proceeds from sales and cost at the acquisition date. Equity securities sold produced taxable gains of $2.2 billion in the third quarter and $11.8 billion in the first nine months of 2026 compared to gains of $10.4 billion in the third quarter and $18.7 billion in the first nine months of 2025.

Note 7. Loans and finance receivables

Loans and finance receivables are principally manufactured home installment loans, and to a lesser extent, commercial loans and certain site-built home loans and are summarized as follows (in millions).

	September 30, 2026	December 31, 2025
Loans and finance receivables, before allowances and discounts	$33,107	$31,997
Allowances for credit losses	(1,384)	(1,347)
Unamortized acquisition discounts and points	(843)	(814)
	$30,880	$29,836

Reconciliations of the allowance for credit losses on loans and finance receivables follow (in millions).

	2026	2025
Balance at the beginning of the year	$1,347	$1,134
Provision for credit losses	192	314
Charge-offs, net of recoveries	(155)	(125)
Balance at September 30	$1,384	$1,323

As of September 30, 2026, substantially all manufactured and certain site-built home loans were evaluated collectively for impairment, and we considered approximately 96% of these loans to be current as to payment status. A summary of performing and non-performing home loans, before allowances and discounts, by year of loan origination as of September 30, 2026 follows (in millions).

	Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Performing	$4,445	$4,718	$4,985	$4,124	$3,111	$11,026	$32,409
Non-performing	3	21	37	28	17	67	173
	$4,448	$4,739	$5,022	$4,152	$3,128	$11,093	$32,582

Note 8. Other receivables

Other receivables are summarized as follows (in millions).

	September 30, 2026	December 31, 2025
Insurance and other:
Insurance premiums receivable	$20,770	$18,656
Reinsurance recoverables	4,525	4,975
Trade receivables	19,599	16,126
Other	6,906	5,279
Allowances for credit losses	(817)	(705)
	$50,983	$44,331
Railroad, utilities and energy:
Trade receivables	$4,212	$3,782
Other	789	698
Allowances for credit losses	(96)	(93)
	$4,905	$4,387

Provisions for credit losses with respect to other receivables were $471 million in the first nine months of 2026 compared to $404 million in 2025. Charge-offs, net of recoveries, were $374 million in the first nine months of 2026 compared to $402 million in 2025.

Notes to Consolidated Financial Statements

Note 9. Inventories

Inventories of our insurance and other businesses are comprised of the following (in millions).

	September 30, 2026	December 31, 2025
Raw materials and supplies	$5,408	$4,551
Work in process	3,120	2,718
Finished manufactured goods	5,052	4,713
Goods acquired for resale	10,932	10,081
Real estate inventory	10,586	2,361
	$35,098	$24,424

Real estate inventory includes the costs of developing and constructing housing communities and site-built homes. The increase in real estate inventory during 2026 was primarily attributable to the TMHC acquisition in July. Inventories, materials and supplies of our railroad, utilities and energy businesses are included in other assets and were approximately $3.5 billion as of September 30, 2026 and $3.2 billion as of December 31, 2025.

Note 10. Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions). The increase in property, plant and equipment in 2026 was primarily attributable to the OxyChem and TMHC acquisitions.

	September 30, 2026	December 31, 2025
Land, buildings and improvements	$24,306	$22,034
Machinery and equipment	39,476	34,733
Furniture, fixtures and other	8,811	6,212
	72,593	62,979
Accumulated depreciation	(33,059)	(31,094)
	$39,534	$31,885

A summary of property, plant and equipment of our railroad, utilities and energy businesses follows (in millions). The utility generation, transmission and distribution systems and interstate natural gas pipeline assets are owned by regulated public utility and natural gas pipeline subsidiaries.

	September 30, 2026	December 31, 2025
Railroad:
Land, track structure and other roadway	$78,334	$76,764
Locomotives, freight cars and other equipment	16,052	15,772
Construction in progress	2,369	2,163
	96,755	94,699
Accumulated depreciation	(23,688)	(22,327)
	73,067	72,372
Utilities and energy:
Utility generation, transmission and distribution systems	110,355	109,815
Interstate natural gas pipeline assets	21,885	21,334
Independent power plants and other	15,760	15,630
Construction in progress	13,137	10,591
	161,137	157,370
Accumulated depreciation	(46,458)	(45,002)
	114,679	112,368
	$187,746	$184,740

Notes to Consolidated Financial Statements

Note 10. Property, plant and equipment

Property, plant and equipment depreciation expense for the first nine months of 2026 and 2025 is summarized below (in millions).

	2026	2025
Insurance and other	$2,942	$2,366
Railroad, utilities and energy	5,275	5,121
	$8,217	$7,487

Note 11. Equipment held for lease

Equipment held for lease includes railcars, aircraft and other equipment, including over-the-road trailers, intermodal tank containers, cranes, storage units and furniture. Equipment held for lease is summarized below (in millions).

	September 30, 2026	December 31, 2025
Railcars	$10,282	$10,355
Aircraft	16,999	15,877
Other	5,726	5,660
	33,007	31,892
Accumulated depreciation	(13,944)	(13,357)
	$19,063	$18,535

Equipment held for lease depreciation expense in the first nine months was $1,125 million in 2026 and $1,134 million in 2025. Fixed and variable operating lease revenues are summarized below (in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Fixed	$1,897	$1,743	$5,588	$5,163
Variable	945	770	2,812	2,290
	$2,842	$2,513	$8,400	$7,453

Note 12. Goodwill and other intangible assets

Reconciliations of the changes in the carrying value of goodwill for the first nine months of 2026 and for the year ended December 31, 2025 follow (in millions).

	September 30, 2026	December 31, 2025
Balance at the beginning of the year*	$83,074	$83,880
Business acquisitions	608	459
Other, including impairments and foreign currency translation	(263)	(1,265)
Balance at the end of the period*	$83,419	$83,074

——————

* Net of accumulated goodwill impairments of $13.0 billion as of September 30, 2026 and December 31, 2025 and $11.5 billion as of December 31, 2024.

Notes to Consolidated Financial Statements

Note 12. Goodwill and other intangible assets

Other intangible assets are summarized below (in millions).

	September 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Insurance and other:
Customer relationships	$31,761	$10,293	$21,468	$31,215	$9,638	$21,577
Trademarks and trade names	9,804	1,248	8,556	9,007	1,143	7,864
Patents and technology	5,394	4,305	1,089	5,237	4,196	1,041
Other	5,639	2,498	3,141	5,608	2,288	3,320
	$52,598	$18,344	$34,254	$51,067	$17,265	$33,802
Railroad, utilities and energy:*
Customer relationships and contracts	$1,539	$874	$665	$1,541	$809	$732
Other	438	141	297	442	134	308
	$1,977	$1,015	$962	$1,983	$943	$1,040

——————

* Included in other assets.

Intangible assets with indefinite lives were $19.0 billion as of September 30, 2026 and $18.9 billion as of December 31, 2025, consisting primarily of certain customer relationships, trademarks and trade names. Intangible asset amortization expense in the first nine months was $1.4 billion in 2026 and $1.3 billion in 2025.

Note 13. Unpaid losses and loss adjustment expenses

Reconciliations of the changes in unpaid losses and loss adjustment expenses (“LAE”) liabilities (“claim liabilities”), excluding liabilities under retroactive reinsurance contracts (see Note 14), follow (in millions).

	2026	2025
Balance at the beginning of the year:
Gross liabilities	$120,713	$115,151
Reinsurance recoverable on unpaid losses	(4,456)	(4,593)
Net liabilities	116,257	110,558
Losses and LAE incurred:
Current accident year	45,027	43,124
Prior accident years	(2,301)	(1,182)
Total	42,726	41,942
Losses and LAE paid:
Current accident year	(16,734)	(16,086)
Prior accident years	(22,055)	(22,165)
Total	(38,789)	(38,251)
Foreign currency effect	6	949
Balance at September 30:
Net liabilities	120,200	115,198
Reinsurance recoverable on unpaid losses	4,010	4,639
Gross liabilities	$124,210	$119,837

Our claim liabilities under property and casualty insurance and reinsurance contracts are based upon estimates of the ultimate claim costs associated with claim events that have occurred as of the balance sheet date and include estimates for incurred-but-not-reported (“IBNR”) claims. Losses and LAE incurred and paid in the preceding table related to events occurring in the current year (“current accident year”) and events occurring in all prior years (“prior accident years”). Losses and LAE incurred and paid are net of reinsurance recoveries. We experienced no significant catastrophe events (losses exceeding $150 million per event) in the first nine months of 2026, while current accident year incurred losses in the first nine months of 2025 included $1.1 billion from wildfires in Southern California.

Notes to Consolidated Financial Statements

Note 13. Unpaid losses and loss adjustment expenses

We reduced estimated ultimate claim liabilities for prior accident years’ claims by $2.3 billion in the first nine months of 2026 and $1.2 billion in 2025, which produced corresponding reductions to losses and LAE incurred and increases to pre-tax earnings. These reductions, as percentages of the net liabilities at the beginning of each year, were 2.0% in 2026 and 1.1% in 2025.

Our primary insurance businesses reduced prior accident years’ ultimate claims estimates in the first nine months by $1.1 billion in 2026 and $284 million in 2025. The reductions in 2026 were primarily attributable to lower-than-expected property and automobile liability losses. The decreases in 2025 were primarily due to lower losses for property and automobile liability coverages, partially offset by increases in other casualty loss estimates.

Our reinsurance businesses reduced estimated ultimate claim liabilities for prior accident years in the first nine months of 2026 by $1.2 billion versus $898 million in the first nine months of 2025. The reductions in each period reflected lower-than-expected property losses, partially offset by increases in estimated losses for casualty exposures.

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

	2026	2025
Balance at the beginning of the year	$31,048	$32,443
Losses and LAE incurred	(320)	13
Losses and LAE paid	(2,627)	(1,259)
Foreign currency effect	3	110
Balance at September 30	$28,104	$31,307

Losses and LAE incurred	$(320)	$13
Deferred charge adjustments	911	499
Losses and LAE incurred, including deferred charge adjustments	$591	$512

We classify incurred and paid losses and LAE based on the inception dates of the contracts, which reflect when our exposure to losses began. Substantially all of the losses and LAE incurred and paid summarized in the preceding table related to contracts incepting prior to 2020. Losses and LAE incurred include changes in estimated ultimate liabilities and related adjustments to deferred charge assets arising from the changes in the estimated timing and amount of loss. In the third quarter of 2026, a retroactive reinsurance contract that incepted in 2016 was commuted and terminated with the counterparty in exchange for a payment of $1.12 billion (included in losses and LAE paid). In connection with the commutation, we also reduced the remaining ultimate unpaid losses and LAE and the related deferred charge assets to zero. The impact on losses and LAE incurred, including deferred charge adjustments, was immaterial. We have no further obligations with respect to this contract. Deferred charge assets on retroactive reinsurance contracts were $7.2 billion at September 30, 2026 and $8.1 billion at December 31, 2025.

Note 15. Long-duration insurance contracts

A summary of our long-duration life, annuity and health insurance benefits liabilities disaggregated by our principal product categories follows (in millions).

	September 30,
	2026	2025
Periodic payment annuity (“Annuities”)	$9,449	$10,578
Life and health	4,382	4,721
Other	2,881	2,976
	$16,712	$18,275

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

	Annuities		Life and health
	2026	2025	2026	2025
Expected future policy benefits:
Balance at the beginning of the year	$10,441	$10,276	$48,124	$43,784
Balance at the beginning of the year - original discount rates	11,930	11,757	61,247	55,170
Effects of cash flow assumption changes	—	—	(781)	(138)
Effects of actual versus expected experience	12	(17)	36	199
Change in benefits, net	(377)	(373)	(1,237)	(1,434)
Interest accrual	423	417	1,077	981
Foreign currency effect	(8)	110	379	1,728
Balance at September 30 - original discount rates	11,980	11,894	60,721	56,506
Effects of changes in discount rate assumptions	(2,531)	(1,316)	(16,029)	(11,122)
Balance at September 30	$9,449	$10,578	$44,692	$45,384

Expected future net premiums:
Balance at the beginning of the year			$43,584	$39,294
Balance at the beginning of the year - original discount rates			55,359	49,500
Effects of cash flow assumption changes			(702)	(97)
Effects of actual versus expected experience			37	164
Change in premiums, net			(1,259)	(1,418)
Interest accrual			976	879
Foreign currency effect			334	1,604
Balance at September 30 - original discount rates			54,745	50,632
Effects of changes in discount rate assumptions			(14,435)	(9,969)
Balance at September 30			$40,310	$40,663

Liabilities for future policy benefits:
Balance at September 30	$9,449	$10,578	$4,382	$4,721
Reinsurance recoverables	—	—	(47)	(52)
Balance at September 30, net of reinsurance recoverables	$9,449	$10,578	$4,335	$4,669

Other information relating to our long-duration insurance liabilities as of September 30, 2026 and 2025 follows (dollars in millions).

	Annuities		Life and health
	2026	2025	2026	2025
Undiscounted expected future gross premiums	$—	$—	$113,107	$103,457
Discounted expected future gross premiums	—	—	66,200	61,069
Undiscounted expected future benefits	32,222	30,522	100,896	94,059

Weighted average discount rate	6.6%	5.7%	5.9%	5.0%
Weighted average accretion rate	4.8%	4.8%	2.6%	2.6%
Weighted average duration	14 years	16 years	13 years	13 years

Notes to Consolidated Financial Statements

Note 15. Long-duration insurance contracts

Gross premiums earned and interest expense before reinsurance ceded for the first nine months of 2026 and 2025 were as follows (in millions).

	Gross premiums		Interest expense
	2026	2025	2026	2025
Annuities	$—	$—	$423	$417
Life and health	3,257	2,938	101	102

Note 16. Notes payable and other borrowings

Notes payable and other borrowings of our insurance and other businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2026.

	Weighted Average Interest Rate	September 30, 2026	December 31, 2025
Insurance and other:
Berkshire Hathaway Inc. (“Berkshire”):
U.S. Dollar denominated due 2043-2047	4.5%	$1,048	$3,547
Euro denominated due 2027-2041	1.4%	4,056	4,201
Japanese Yen denominated due 2026-2060	1.4%	15,341	14,914
Berkshire Hathaway Finance Corporation (“BHFC”):
U.S. Dollar denominated due 2027-2052	3.6%	14,479	14,475
Great Britain Pound denominated due 2039-2059	2.5%	2,289	2,323
Euro denominated due 2030-2034	1.8%	1,413	1,464
Other subsidiary borrowings due 2026-2051	5.0%	5,609	3,518
Short-term subsidiary borrowings	5.7%	1,532	1,321
		$45,767	$45,763

Berkshire borrowings consist of senior unsecured debt. Berkshire repaid approximately $3.7 billion of maturing debt in the first nine months of 2026. In April of 2026, Berkshire issued ¥272.3 billion ($1.7 billion) of senior notes with maturity dates ranging from 2029 to 2056 and a weighted average interest rate of 2.4%.

Borrowings of BHFC, a wholly-owned finance subsidiary of Berkshire, consist of senior unsecured notes used to fund manufactured home loans originated or acquired and equipment held for lease of certain subsidiaries. BHFC borrowings are fully and unconditionally guaranteed by Berkshire. Berkshire also guarantees certain debt of other subsidiaries, aggregating approximately $3.2 billion at September 30, 2026. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all payment obligations.

The carrying values of Berkshire and BHFC non-U.S. Dollar denominated senior notes (€4.85 billion, £1.75 billion and ¥2,420 billion par at September 30, 2026) reflect the applicable exchange rates as of each balance sheet date. The effects of changes in foreign currency exchange rates during the period on these borrowings are recorded in earnings as a component of selling, general and administrative expenses. Changes in the exchange rates produced pre-tax losses of $459 million in the third quarter and pre-tax gains of $286 million in the first nine months of 2026. In 2025, changes in exchange rates produced pre-tax gains of $433 million in the third quarter and pre-tax losses of $1.7 billion in the first nine months.

Notes payable and other borrowings of our railroad, utilities and energy businesses are summarized below (dollars in millions). The weighted average interest rates and maturity date ranges are based on borrowings as of September 30, 2026.

	Weighted Average Interest Rate	September 30, 2026	December 31, 2025
Railroad, utilities and energy:
Berkshire Hathaway Energy Company (“BHE”) and subsidiaries:
BHE senior unsecured debt due 2028-2053	4.4%	$11,464	$11,461
Subsidiary and other debt due 2026-2064	4.9%	49,141	45,798
Short-term borrowings	4.9%	884	1,997
Burlington Northern Santa Fe LLC (“BNSF”) and subsidiaries due 2026-2097	4.8%	23,527	24,062
		$85,016	$83,318

Notes to Consolidated Financial Statements

Note 16. Notes payable and other borrowings

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure such debt. These borrowing arrangements generally contain various covenants, including those which pertain to leverage ratios, interest coverage ratios and/or debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. As of September 30, 2026, BHE, BNSF and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BHE, BNSF or their subsidiaries.

In the first nine months of 2026, BHE subsidiaries issued $4.8 billion of term debt, with a weighted average interest rate of 5.8% and maturity dates ranging from 2029 to 2056. In the first nine months of 2026, BHE subsidiaries repaid term debt of $1.3 billion and reduced short-term borrowings by $1.1 billion, while BNSF repaid term debt of $538 million.

Unused and available lines of credit and commercial paper capacity to support operations and provide additional liquidity for our subsidiaries were approximately $13.2 billion at September 30, 2026, of which approximately $10.4 billion related to BHE and its subsidiaries.

Note 17. Fair value measurements

Our financial assets and liabilities are summarized below, with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, U.S. Treasury Bills, other receivables and accounts payable, accruals and other liabilities are considered to be reasonable estimates of or otherwise approximate the fair values.

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,770	$2,770	$2,738	$32	$—
Foreign governments	13,009	13,009	12,922	87	—
Corporate and other	1,303	1,303	—	901	402
Investments in equity securities	335,515	335,515	325,149	10	10,356
Investments in Kraft Heinz & Occidental common stock	20,190	22,055	22,055	—	—
Loans and finance receivables	30,880	30,514	—	—	30,514
Other assets	155	155	11	135	9
Other liabilities	347	347	13	278	56
Notes payable and other borrowings:
Insurance and other	45,767	38,810	—	38,784	26
Railroad, utilities and energy	85,016	72,890	—	72,890	—

December 31, 2025
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$3,849	$3,849	$3,815	$34	$—
Foreign governments	12,542	12,542	12,411	131	—
Corporate and other	1,425	1,425	—	983	442
Investments in equity securities	297,778	297,778	288,232	10	9,536
Investments in Kraft Heinz & Occidental common stock	19,528	18,791	18,791	—	—
Loans and finance receivables	29,836	30,532	—	294	30,238
Other assets	141	141	13	119	9
Other liabilities	188	188	13	119	56
Notes payable and other borrowings:
Insurance and other	45,763	40,924	—	40,892	32
Railroad, utilities and energy	83,318	76,803	—	76,803	—

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

	Balance at the beginning of the year	Gains (losses) in earnings	Balance at September 30
Investments in equity securities:
2026	$9,529	$724	$10,253
2025	9,663	136	9,799

Quantitative information as of September 30, 2026 for the significant assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (dollars in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Investments in equity securities:
Preferred stock	$9,017	Discounted cash flow	Expected duration	3.3 years
			Discounts for liquidity and subordination	224 bps
Common stock warrants	1,236	Warrant pricing model	Expected duration	4.2 years
			Volatility	41%

Investments in equity securities in the preceding table include our investments in certain preferred stocks and common stock warrants, which do not have readily determinable market values as defined by GAAP. These investments are private placements and are not traded in securities markets. We applied discounted cash flow techniques in valuing the preferred stock and we made assumptions regarding the expected duration of the investment and the effects of illiquidity and subordination in liquidation. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the warrant model are observable, we made assumptions regarding the expected duration and volatility.

Note 18. Common stock

Changes in shares of Berkshire’s common stock are shown in the table below. In addition to our common stock, one million shares of preferred stock are authorized and none are issued.

	Class A, $5 Par Value (1.65 million shares authorized)			Class B, $0.0033 Par Value (3.225 billion shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2025	592,175	(76,340)	515,835	1,598,881,852	(215,299,213)	1,383,582,639
Conversions of Class A to Class B common stock	(29,204)	—	(29,204)	43,806,000	—	43,806,000
Treasury stock acquired	—	(5,047)	(5,047)	—	(21,414,614)	(21,414,614)
Balance at September 30, 2026	562,971	(81,387)	481,584	1,642,687,852	(236,713,827)	1,405,974,025

Notes to Consolidated Financial Statements

Note 18. Common stock

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equal to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,418,900 shares outstanding as of September 30, 2026 and 1,438,223 shares outstanding as of December 31, 2025.

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

Note 19. Income taxes

Our consolidated effective income tax rates were 18.3% in the third quarter and 18.7% in the first nine months of 2026 compared to 19.0% in the third quarter and 17.3% in the first nine months of 2025. Our effective income tax rate normally reflects benefits from dividends-received deductions applicable to investments in certain equity securities and production tax credits related to wind-powered electricity generation placed in service in the U.S. Our periodic effective income tax rate will also vary due to the changes in amount and mix of pre-tax earnings, including realized and unrealized gains or losses on our investments in equity securities, the amount of non-deductible goodwill impairment charges and other expenses and the underlying income tax rates applicable in the various taxing jurisdictions.

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

Note 20. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire shareholders follows (in millions).

	Unrealized investment gains (losses)	Foreign currency translation	Long-duration insurance contracts	Defined benefit pension plans	Other	Total
2026
Balance at the beginning of the year	$235	$(5,537)	$2,179	$521	$154	$(2,448)
Other comprehensive income	(159)	(362)	1,025	(15)	(25)	464
Balance at September 30, 2026	$76	$(5,899)	$3,204	$506	$129	$(1,984)

2025
Balance at the beginning of the year	$117	$(7,039)	$2,015	$1,148	$175	$(3,584)
Other comprehensive income	99	1,207	(120)	(102)	(23)	1,061
Balance at September 30, 2025	$216	$(5,832)	$1,895	$1,046	$152	$(2,523)

Notes to Consolidated Financial Statements

Note 21. Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2026 and 2025 follows (in millions).

	2026	2025
Cash paid during the period for:
Income taxes	$8,222	$8,652
Interest:
Insurance and other	1,064	1,079
Railroad, utilities and energy	3,009	2,883
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	5,062	24

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

PacifiCorp has settled various claims associated with the 2020 and 2022 Wildfires, including all wrongful death claims and federal government demands and complaints. For the Archie Creek fire, Slater fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp settled claims with individual plaintiffs who were granted substitution of counsel in the James case, claims remain outstanding for a substantial number of plaintiffs associated with the James case. In addition, claims have been settled with certain Oregon wineries and with the federal government. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims.

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

Following the Phase I verdict, 1,889 James class members filed 10 separate mass complaints from April 2024 through October 2026 in Multnomah County Circuit Court Oregon, each premised on the Phase I verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

Notes to Consolidated Financial Statements

Note 22. Contingencies and commitments

While PacifiCorp’s appeal of the Phase I verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II trials in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called “CMO No. 11.” PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the Phase II trials once limited judgments are entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of approximately $1.25 billion to 201 plaintiffs, which included $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially reduced by $35 million of estimated insurance offsets. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. As a result of the April 2026 Oregon Court of Appeals opinion, as described in more detail below, PacifiCorp filed a motion in May 2026 for discharge and release of existing bonds, which remains pending.

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

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and oral argument was held on November 3, 2026.

In May 2026, the Multnomah County Circuit Court Oregon granted PacifiCorp’s request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 27 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals’ April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals’ April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials resumed on August 10, 2026. The Multnomah County Circuit Court Oregon granted the plaintiffs’ request to enter limited judgments on the already completed Phase II damages trials, but also granted PacifiCorp’s request to waive bonding requirements on those judgments.

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

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of approximately $2.85 billion to date through September 30, 2026. PacifiCorp’s cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

To date through September 30, 2026, PacifiCorp paid approximately $2.3 billion in settlements associated with the Wildfires, including $595 million in the first nine months of 2026. As a result of the settlements, various trials have been cancelled. PacifiCorp’s estimated unpaid liabilities in connection with the Wildfires were $566 million at September 30, 2026 and approximately $1.2 billion at December 31, 2025. As of March 31, 2025, PacifiCorp had received all expected insurance recoveries. No additional insurance recoveries beyond those received to date are expected to be available.

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

In one of these cases, Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. (the “Burnett case”), a jury trial in the U.S. District Court for the Western District of Missouri (“U.S. District Court”) returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. To date, all defendants have reached settlements with the plaintiffs. All settlements received U.S. District Court approval, had final judgments entered by the court and were appealed to the U.S. Court of Appeals for the Eighth Circuit. Following briefing and oral arguments, the U.S. Court of Appeals for the Eighth Circuit affirmed the court’s final approvals of all settlements on August 19, 2026, denied appellants’ petitions for rehearing on September 24, 2026, and issued its mandate on October 2, 2026, transferring the matter back to the court to execute the settlements. Appellants may file a petition for review with the U.S. Supreme Court, the granting of which is discretionary.

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

NICO and its affiliates also entered into a proposed Consent Decree and Environmental Settlement Agreement (“CDESA”) with the bankruptcy estate, the United States Environmental Protection Agency and various state environmental agencies to resolve certain environmental liabilities arising from various sites owned or operated by the debtor non-insurance affiliates. The CDESA was filed with the Court on April 3, 2026.

On October 22, 2026, the Court issued opinions approving the settlement and CDESA. Both orders remain subject to potential appeals.

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

	BNSF	BHE	Manufacturing	Service and retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended September 30, 2026
Manufactured products:
Industrial and commercial	$—	$—	$9,822	$41	$—	$—	$—	$9,863
Building	—	—	6,642	—	—	—	—	6,642
Consumer	—	—	4,357	—	—	—	—	4,357
Grocery and convenience store distribution	—	—	—	—	—	7,157	—	7,157
Food and beverage distribution	—	—	—	—	—	4,715	—	4,715
Auto sales	—	—	—	2,861	—	—	—	2,861
Other retail and wholesale distribution	—	—	1,038	4,541	16,010	—	—	21,589
Service	6,816	1,079	475	1,980	64	250	—	10,664
Electricity and natural gas	—	6,474	—	—	—	—	—	6,474
Total	6,816	7,553	22,334	9,423	16,074	12,122	—	74,322
Other revenues	52	213	1,627	2,521	42	8	26,862	31,325
	$6,868	$7,766	$23,961	$11,944	$16,116	$12,130	$26,862	$105,647

Nine months ended September 30, 2026
Manufactured products:
Industrial and commercial	$—	$—	$28,768	$138	$—	$—	$—	$28,906
Building	—	—	16,565	—	—	—	—	16,565
Consumer	—	—	12,741	—	—	—	—	12,741
Grocery and convenience store distribution	—	—	—	—	—	20,651	—	20,651
Food and beverage distribution	—	—	—	—	—	14,315	—	14,315
Auto sales	—	—	—	8,349	—	—	—	8,349
Other retail and wholesale distribution	—	—	3,121	13,030	41,962	—	—	58,113
Service	19,268	3,054	1,386	5,818	199	765	—	30,490
Electricity and natural gas	—	17,444	—	—	—	—	—	17,444
Total	19,268	20,498	62,581	27,335	42,161	35,731	—	207,574
Other revenues	142	656	4,542	7,428	109	46	80,633	93,556
	$19,410	$21,154	$67,123	$34,763	$42,270	$35,777	$80,633	$301,130

Notes to Consolidated Financial Statements

Note 23. Revenues from contracts with customers

	BNSF	BHE	Manufacturing	Service and retailing	Pilot	McLane	Insurance, Corporate and other	Total
Three months ended September 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$7,630	$34	$—	$—	$—	$7,664
Building	—	—	5,106	—	—	—	—	5,106
Consumer	—	—	4,598	—	—	—	—	4,598
Grocery and convenience store distribution	—	—	—	—	—	7,884	—	7,884
Food and beverage distribution	—	—	—	—	—	4,836	—	4,836
Auto sales	—	—	—	2,836	—	—	—	2,836
Other retail and wholesale distribution	—	—	896	3,719	10,769	—	—	15,384
Service	5,966	1,104	387	1,766	67	233	—	9,523
Electricity and natural gas	—	5,916	—	—	—	—	—	5,916
Total	5,966	7,020	18,617	8,355	10,836	12,953	—	63,747
Other revenues	47	273	1,398	2,213	43	7	27,244	31,225
	$6,013	$7,293	$20,015	$10,568	$10,879	$12,960	$27,244	$94,972

Nine months ended September 30, 2025
Manufactured products:
Industrial and commercial	$—	$—	$22,685	$152	$—	$—	$—	$22,837
Building	—	—	14,817	—	—	—	—	14,817
Consumer	—	—	13,219	—	—	—	—	13,219
Grocery and convenience store distribution	—	—	—	—	—	22,842	—	22,842
Food and beverage distribution	—	—	—	—	—	13,872	—	13,872
Auto sales	—	—	—	8,448	—	—	—	8,448
Other retail and wholesale distribution	—	—	2,725	11,073	30,918	—	—	44,716
Service	17,319	3,070	1,099	5,152	198	634	—	27,472
Electricity and natural gas	—	16,287	—	—	—	—	—	16,287
Total	17,319	19,357	54,545	24,825	31,116	37,348	—	184,510
Other revenues	139	685	4,162	6,526	280	27	80,883	92,702
	$17,458	$20,042	$58,707	$31,351	$31,396	$37,375	$80,883	$277,212

A summary of transaction prices allocated to the significant unsatisfied remaining performance obligations related to contracts with expected durations exceeding one year as of September 30, 2026 and the timing of when the performance obligations are expected to be satisfied follows (in millions).

	Less than 12 months	Greater than 12 months	Total
Electricity and natural gas	$4,073	$19,889	$23,962
Other sales and service contracts	3,989	7,519	11,508

Note 24. Business segment data

Berkshire’s numerous and diverse businesses are managed on an unusually decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Berkshire views the business activities. Certain operating segments are aggregated into reportable business segments based upon similar products or product lines, marketing strategies, and selling and distribution characteristics. The tabular information that follows shows data of Berkshire’s business segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment transactions are not eliminated from segment results when those transactions are considered in assessing the results of the respective segments and are not considered to be material. Furthermore, investment gains and losses, goodwill and indefinite-lived intangible asset impairments and amortization of certain acquisition accounting adjustments or certain other corporate income and expense items are not considered in assessing the financial performance of operating businesses. Collectively, these items are included in corporate, eliminations and other to reconcile segment totals to consolidated amounts. OxyChem and TMHC are included in the manufacturing segment beginning as of the respective acquisition dates.

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

	Third Quarter 2026
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$11,405	$4,622	$6,408	$22,435	$3,325	$25,760
Costs and expenses:
Losses and LAE	8,733	3,085	3,021	14,839	—	14,839
Life, annuity and health benefits	—	—	1,125	1,125	—	1,125
Other segment items	1,690	1,418	1,680	4,788	6	4,794
Total costs and expenses	10,423	4,503	5,826	20,752	6	20,758
Earnings before income taxes	$982	$119	$582	$1,683	$3,319	$5,002

	First Nine Months 2026
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$33,882	$13,886	$19,147	$66,915	$10,333	$77,248
Costs and expenses:
Losses and LAE	25,654	8,888	8,775	43,317	—	43,317
Life, annuity and health benefits	—	—	3,377	3,377	—	3,377
Other segment items	4,836	4,130	5,127	14,093	25	14,118
Total costs and expenses	30,490	13,018	17,279	60,787	25	60,812
Earnings before income taxes	$3,392	$868	$1,868	$6,128	$10,308	$16,436

	Third Quarter 2025
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$11,264	$4,711	$6,470	$22,445	$3,736	$26,181
Costs and expenses:
Losses and LAE	8,047	2,842	2,846	13,735	—	13,735
Life, annuity and health benefits	—	—	1,116	1,116	—	1,116
Other segment items	1,444	1,363	1,624	4,431	20	4,451
Total costs and expenses	9,491	4,205	5,586	19,282	20	19,302
Earnings before income taxes	$1,773	$506	$884	$3,163	$3,716	$6,879

	First Nine Months 2025
Insurance	GEICO	BH Primary	BHRG	Total Underwriting	Investment Income	Total
Premiums earned and investment income	$33,080	$13,965	$19,399	$66,444	$11,360	$77,804
Costs and expenses:
Losses and LAE	23,416	9,487	9,551	42,454	—	42,454
Life, annuity and health benefits	—	—	3,316	3,316	—	3,316
Other segment items	3,897	4,053	5,305	13,255	80	13,335
Total costs and expenses	27,313	13,540	18,172	59,025	80	59,105
Earnings before income taxes	$5,767	$425	$1,227	$7,419	$11,280	$18,699

Other segment items related to insurance underwriting include commissions and brokerage expenses and other insurance underwriting expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Third Quarter		First Nine Months
BNSF	2026	2025	2026	2025
Revenues	$6,917	$6,039	$19,512	$17,528
Costs and expenses:
Compensation and benefits	1,411	1,400	4,183	4,159
Fuel	1,240	772	3,181	2,240
Depreciation and amortization	703	684	2,091	2,034
Interest expense	273	279	826	821
Other segment items	1,024	992	3,084	2,950
Total costs and expenses	4,651	4,127	13,365	12,204
Earnings before income taxes	$2,266	$1,912	$6,147	$5,324

Other segment items of BNSF include purchased services, equipment rents and materials and other expenses.

	Third Quarter		First Nine Months
BHE	2026	2025	2026	2025
Revenues	$7,770	$7,304	$21,166	$20,078
Costs and expenses:
Energy cost of sales	1,956	1,876	5,002	4,841
Energy operations and maintenance	1,498	1,473	4,208	4,114
Energy depreciation and amortization	1,069	1,025	3,188	3,088
Real estate operating costs and expenses	1,130	1,146	3,259	3,227
Interest expense	752	658	2,197	1,968
Other segment items	286	213	885	819
Total costs and expenses	6,691	6,391	18,739	18,057
Earnings before income taxes	$1,079	$913	$2,427	$2,021

Other segment items of BHE primarily consist of property taxes and other expenses.

	Manufacturing				Service and retailing
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$24,001	$20,047	$67,241	$58,782	$11,979	$10,593	$34,852	$31,418
Costs and expenses:
Cost of sales and services	15,989	12,848	44,316	38,157	7,203	6,388	20,806	18,846
Cost of leasing	295	288	871	887	1,920	1,587	5,566	4,763
Interest expense	359	303	1,034	886	28	28	81	84
Other segment items	3,497	3,024	9,983	9,305	1,685	1,610	4,909	4,699
Total costs and expenses	20,140	16,463	56,204	49,235	10,836	9,613	31,362	28,392
Earnings before income taxes	$3,861	$3,584	$11,037	$9,547	$1,143	$980	$3,490	$3,026

Other segment items of manufacturing, service and retailing primarily consist of selling, general and administrative expenses.

Notes to Consolidated Financial Statements

Note 24. Business segment data

	McLane				Pilot
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Revenues	$12,327	$13,191	$36,381	$37,967	$16,145	$10,882	$42,322	$31,421
Costs and expenses:
Cost of sales and services	11,265	12,054	33,186	34,660	14,778	9,881	38,627	28,175
Depreciation and amortization	50	50	148	146	290	266	850	783
Other segment items	877	914	2,595	2,631	894	752	2,422	2,193
Total costs and expenses	12,192	13,018	35,929	37,437	15,962	10,899	41,899	31,151
Earnings before income taxes	$135	$173	$452	$530	$183	$(17)	$423	$270

Other segment items of McLane include distribution center operating and delivery expenses and general and administrative expenses. Other segment items of Pilot primarily consist of store operating, interest and general and administrative expenses.

Reconciliations of revenues and earnings before income taxes of our business segments to the consolidated amounts follow (in millions).

	Revenues				Earnings before income taxes
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2026	2025	2026	2025	2026	2025	2026	2025
Total operating businesses	$104,899	$94,237	$298,722	$274,998	$13,669	$14,424	$40,412	$39,417
Investment gains (losses)	—	—	—	—	11,946	21,939	26,418	21,868
Equity method earnings	—	—	—	—	979	330	1,403	(4,289)
Corporate, eliminations and other	748	735	2,408	2,214	552	1,412	3,295	1,007
	$105,647	$94,972	$301,130	$277,212	$27,146	$38,105	$71,528	$58,003

Additional segment data follows (in millions).

	Interest expense				Income tax expense (benefit)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Business segments	2026	2025	2026	2025	2026	2025	2026	2025
Insurance	$—	$—	$—	$—	$915	$1,329	$3,161	$3,560
BNSF	273	279	826	821	537	463	1,483	1,195
BHE	752	658	2,197	1,968	(574)	(606)	(1,337)	(1,385)
Manufacturing	359	303	1,034	886	890	768	2,531	2,080
Service and retailing	28	28	81	84	266	265	826	733
McLane	8	6	24	19	34	42	113	130
Pilot	45	53	142	174	50	(3)	106	60
	1,465	1,327	4,304	3,952	2,118	2,258	6,883	6,373
Reconciliation to consolidated amount
Investment gains (losses)	—	—	—	—	2,545	4,622	5,578	4,611
Equity method earnings	—	—	—	—	192	54	249	(1,105)
Corporate, eliminations and other	(106)	(66)	(309)	(181)	105	307	681	131
	$1,359	$1,261	$3,995	$3,771	$4,960	$7,241	$13,391	$10,010

Notes to Consolidated Financial Statements

Note 24. Business segment data

	Capital expenditures				Depreciation and amortization
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Business segments	2026	2025	2026	2025	2026	2025	2026	2025
Insurance	$44	$30	$107	$65	$107	$112	$316	$329
BNSF	951	998	2,691	2,597	703	684	2,091	2,034
BHE	2,585	2,954	7,534	7,527	1,078	1,035	3,215	3,118
Manufacturing	973	646	2,832	1,956	791	606	2,405	1,828
Service and retailing	636	677	2,018	1,774	415	413	1,235	1,216
McLane	64	48	168	115	53	50	151	146
Pilot	253	233	787	691	290	266	850	783
	$5,506	$5,586	$16,137	$14,725	3,437	3,166	10,263	9,454
Reconciliation to consolidated amount
Corporate, eliminations and other					140	167	430	473
					$3,577	$3,333	$10,693	$9,927

	Goodwill		Identifiable assets
Business segments	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Insurance	$16,557	$16,557	$630,294	$571,145
BNSF	15,351	15,351	83,151	82,532
BHE	11,627	11,778	144,342	136,515
Manufacturing	27,451	26,928	149,252	122,132
Service and retailing	5,685	5,682	42,220	39,124
McLane	232	232	7,608	7,135
Pilot	6,516	6,546	19,768	18,828
	$83,419	$83,074	1,076,635	977,411
Reconciliation to consolidated amount
Corporate and other			143,853	161,691
Goodwill			83,419	83,074
			$1,303,907	$1,222,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire shareholders are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests (in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Insurance – underwriting	$1,352	$2,369	$4,800	$5,697
Insurance – investment income	2,734	3,181	8,472	9,441
BNSF	1,729	1,449	4,664	4,129
Berkshire Hathaway Energy (“BHE”)	1,612	1,489	3,617	3,288
Manufacturing, service and retailing	4,042	3,616	11,711	10,277
Investment gains (losses)	9,407	17,311	20,851	17,243
Other-than-temporary impairment of investment in Kraft Heinz	—	—	—	(3,760)
Other	1,236	1,381	3,770	1,454
Net earnings attributable to Berkshire shareholders	$22,112	$30,796	$57,885	$47,769

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

After-tax earnings from insurance underwriting declined 42.9% in the third quarter and 15.7% in the first nine months of 2026 compared to 2025. Each of our three underwriting groups generated lower underwriting earnings in the third quarter of 2026 relative to 2025. GEICO produced lower underwriting earnings in the first nine months of 2026 compared to 2025, which was partially offset by increased earnings from the reinsurance and other primary insurance groups. We experienced no losses from significant catastrophe events in the first nine months of 2026. After-tax losses from significant events were approximately $850 million in the first nine months of 2025. After-tax earnings from insurance investment income declined $447 million (14.1%) in the third quarter and $969 million (10.3%) in the first nine months of 2026 versus the same periods in 2025, attributable to lower interest income, reflecting lower interest rates.

After-tax earnings of BNSF increased 19.3% in the third quarter and 13.0% in the first nine months of 2026 compared to 2025. Earnings in 2026 benefited from higher shipping volumes and improved operating efficiencies, partly offset by increases in fuel costs. After-tax earnings of BHE increased 8.3% in the third quarter and 10.0% in the first nine months of 2026 compared to 2025, which reflected higher earnings from the U.S. utilities and natural gas pipelines businesses, partially offset by lower earnings from other energy and real estate brokerage businesses.

After-tax earnings from our manufacturing, service and retailing businesses increased 11.8% in the third quarter and 14.0% in the first nine months of 2026 compared to 2025. The increases were driven by earnings increases in our industrial products and service businesses.

Investment gains (losses) regularly include significant unrealized gains and losses from changes in market prices of our investments in equity securities and in foreign currency exchange rates applicable to certain of our investments. We believe that investment gains and losses, whether realized from dispositions or unrealized from changes in market prices and exchange rates, are often meaningless in understanding our reported periodic results or evaluating our periodic economic performance. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

We recorded an other-than-temporary impairment loss in the second quarter of 2025 on our investment in The Kraft Heinz Company (“Kraft Heinz”), which is accounted for under the equity method. See Note 5 to the accompanying Consolidated Financial Statements.

Other earnings in the preceding table include foreign currency exchange rate gains and losses on Berkshire and BHFC non-U.S. Dollar denominated borrowings, as well as earnings on equity method investments and corporate investment income and expenses. After-tax other earnings declined $145 million in the third quarter and increased $2.3 billion in the first nine months of 2026 compared to 2025, primarily due to variations in the periodic foreign currency exchange gains and losses and increased earnings from equity method investments.

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

Underwriting results of our insurance businesses are summarized below (dollars in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Pre-tax underwriting earnings:
GEICO	$982	$1,773	$3,392	$5,767
BH Primary	119	506	868	425
BHRG	582	884	1,868	1,227
Pre-tax underwriting earnings	1,683	3,163	6,128	7,419
Income taxes	331	794	1,328	1,722
Net underwriting earnings	$1,352	$2,369	$4,800	$5,697
Effective income tax rate	19.7%	25.1%	21.7%	23.2%

GEICO

GEICO writes property and casualty insurance policies, primarily private passenger auto insurance, in all 50 states and the District of Columbia. Additionally, GEICO writes insurance for certain commercial auto risks, which currently represents less than 5% of premiums written. GEICO offers its policies mainly by direct response methods where most customers apply for insurance coverage directly to the company, and, to a lesser extent, through insurance agencies. GEICO also operates an insurance agency that offers insurance policies written by third parties for individuals desiring coverages that are generally not offered by GEICO, such as homeowners, renters, condominium, life and identity protection insurance. A summary of GEICO’s pre-tax underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$11,714		$11,744		$34,512		$34,253
Premiums earned	$11,405	100.0	$11,264	100.0	$33,882	100.0	$33,080	100.0
Losses and LAE	8,733	76.6	8,047	71.5	25,654	75.7	23,416	70.8
Underwriting expenses	1,690	14.8	1,444	12.8	4,836	14.3	3,897	11.8
Total losses and expenses	10,423	91.4	9,491	84.3	30,490	90.0	27,313	82.6
Pre-tax underwriting earnings	$982		$1,773		$3,392		$5,767

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

GEICO

Premiums written declined $30 million (0.3%) in the third quarter and increased $259 million (0.8%) in the first nine months of 2026 compared to 2025, reflecting continued growth in policies-in-force, offset by lower average premiums per policy. Premiums earned increased $141 million (1.3%) in the third quarter and $802 million (2.4%) in the first nine months of 2026 compared to 2025.

Losses and LAE increased $686 million (8.5%) in the third quarter and $2.2 billion (9.6%) in the first nine months of 2026 compared to 2025. GEICO’s loss ratio (losses and LAE to premiums earned) was 76.6% in the third quarter and 75.7% in the first nine months of 2026, increases of 5.1 and 4.9 percentage points, respectively, compared to 2025. The loss ratio increases reflected the impact of higher claims frequencies and average severities, in addition to lower average earned premiums per policy.

Private passenger auto claims frequencies increased in the first nine months of 2026 for bodily injury coverage (four to six percent range) and property damage and collision coverages (two to four percent range) compared to 2025. Private passenger auto average claims severities in the first nine months of 2026 increased for bodily injury coverages (nine to eleven percent range) and property damage and collision coverages (zero to three percent range) compared to 2025. Losses and LAE included reductions in the ultimate loss estimates for prior accident years’ claims of $628 million in the first nine months of 2026 compared to $495 million in 2025.

Underwriting expenses increased $246 million (17.0%) in the third quarter and $939 million (24.1%) in the first nine months of 2026 compared to 2025. The expense ratio (underwriting expense to premiums earned) was 14.3% in the first nine months of 2026, an increase of 2.5 percentage points compared to 2025 driven primarily by increases in commissions and advertising expenses. Earnings from GEICO’s insurance agency (third-party commissions, net of operating expenses) are included as a reduction of underwriting expenses.

Berkshire Hathaway Primary Group

BH Primary consists of numerous separately managed businesses that provide a wide variety of primarily commercial insurance solutions, including healthcare professional liability, workers’ compensation, automobile, general liability, property and specialty coverages. BH Primary insurers include Berkshire Hathaway Specialty Insurance Group (“BHSI”), RSUI, CapSpecialty, Berkshire Hathaway Homestate Group (“BHHC”), MedPro, GUARD Insurance Companies (“GUARD”), NICO Primary Group (“NICO Primary”), Berkshire Hathaway Direct (“BH Direct”) and U.S. Liability Insurance companies (“USLI”).

A summary of BH Primary’s pre-tax underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$4,855		$5,273		$13,941		$14,516
Premiums earned	$4,622	100.0	$4,711	100.0	$13,886	100.0	$13,965	100.0
Losses and LAE	3,085	66.7	2,842	60.3	8,888	64.0	9,487	67.9
Underwriting expenses	1,418	30.7	1,363	29.0	4,130	29.7	4,053	29.1
Total losses and expenses	4,503	97.4	4,205	89.3	13,018	93.7	13,540	97.0
Pre-tax underwriting earnings	$119		$506		$868		$425

Premiums written declined $418 million (7.9%) in the third quarter and $575 million (4.0%) in the first nine months of 2026 compared to 2025, reflecting year-to-date declines across several primary group business units, including RSUI (11.5%), BHHC (9.7%), MedPro (5.1%) and GUARD (14.5%). The year-to-date decline included lower volumes in property, student health and commercial package policy business.

Losses and LAE increased $243 million (8.6%) in the third quarter and decreased $599 million (6.3%) in the first nine months of 2026 in relation to 2025. The loss ratio increased 6.4 percentage points in the third quarter and decreased 3.9 percentage points in the first nine months compared to 2025. Losses incurred from significant catastrophe occurrences in the first nine months of 2025 were approximately $305 million from wildfires in Southern California, which occurred in the first quarter, compared to none in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Primary Group

We reduced ultimate loss estimates for prior accident years’ claims by $24 million in the third quarter and $468 million in the first nine months of 2026. Ultimate loss estimates for prior accident years’ claims were reduced by $190 million in the third quarter and increased by $211 million in the first nine months of 2025. The year-to-date reductions in 2026 were primarily attributable to lower-than-expected property losses and, to a lesser extent, automobile liability and other casualty losses. The year-to-date increases in 2025 were primarily due to increases in estimated losses for casualty exposures, partially offset by reductions in property and automobile liability loss estimates.

Underwriting expenses increased $77 million (1.9%) in the first nine months of 2026 compared to 2025. The increase reflected generally higher expenses across our businesses, attributable to a combination of factors, including changes in business mix and personnel levels, and was partially offset by lower expenses at GUARD.

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

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Property/casualty	$779	$1,065	$2,554	$2,178
Life/health	80	50	257	172
Retroactive reinsurance	(167)	(141)	(593)	(618)
Periodic payment annuity	(175)	(126)	(459)	(538)
Variable annuity	65	36	109	33
Pre-tax underwriting earnings	$582	$884	$1,868	$1,227

Property/casualty

A summary of property/casualty reinsurance pre-tax underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$5,544		$5,183		$16,762		$16,340
Premiums earned	$5,018	100.0	$5,173	100.0	$14,959	100.0	$15,516	100.0
Losses and LAE	2,858	57.0	2,685	51.9	8,184	54.7	9,038	58.2
Underwriting expenses	1,381	27.5	1,423	27.5	4,221	28.2	4,300	27.8
Total losses and expenses	4,239	84.5	4,108	79.4	12,405	82.9	13,338	86.0
Pre-tax underwriting earnings	$779		$1,065		$2,554		$2,178

Premiums written increased $361 million (7.0%) in the third quarter and $422 million (2.6%) in the first nine months of 2026 compared to 2025. The increases were primarily attributable to new policies in the second and third quarters of 2026, including a whole account reinsurance agreement with certain wholly-owned insurance subsidiaries of Tokio Marine Holdings, Inc. (“Tokio Marine”), which commenced on April 1, 2026. Under the agreement, NICO assumes on a quota-share basis a portion of the non-life premiums written and related losses and expenses of Tokio Marine on risks attaching over a ten-year term. Premiums written to-date through September 30, 2026 under this agreement were approximately $700 million, reflecting our current estimates. Otherwise, premium volumes in 2026 were constrained by increased price competition in U.S. property markets.

Losses and LAE increased $173 million (6.4%) in the third quarter and declined $854 million (9.4%) in the first nine months of 2026 compared to 2025. The loss ratio in 2026 increased 5.1 percentage points in the third quarter and decreased 3.5 percentage points in the first nine months compared to 2025. There were no losses incurred from significant catastrophe event occurrences in the first nine months of 2026 compared to $760 million in 2025 from wildfires in Southern California, which occurred in the first quarter. Additionally, changes in prior accident years’ ultimate loss estimates reduced losses and LAE by $1.2 billion in the first nine months of 2026 compared to $898 million in 2025. The reductions in each period were primarily attributable to lower-than-expected property losses, partially offset by increases in casualty loss estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Underwriting

Berkshire Hathaway Reinsurance Group

Underwriting expenses decreased $42 million (3.0%) in the third quarter and $79 million (1.8%) in the first nine months of 2026 compared to 2025. Expense ratios were substantially unchanged in the third quarter and first nine months of 2026 compared to 2025. Underwriting expenses in 2026 reflected changes in business mix, increases in general and administrative expenses and reduced foreign currency exchange losses from the remeasurement of certain non-functional currency denominated liabilities related to reinsurance contracts.

Life/health

A summary of our life/health reinsurance pre-tax underwriting results follows (dollars in millions).

	Third Quarter				First Nine Months
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums written	$1,389		$1,300		$4,186		$3,890
Premiums earned	$1,390	100.0	$1,297	100.0	$4,188	100.0	$3,883	100.0
Life and health benefits	1,001	72.0	1,002	77.3	3,023	72.2	3,001	77.3
Underwriting expenses	309	22.2	245	18.8	908	21.7	710	18.3
Total benefits and expenses	1,310	94.2	1,247	96.1	3,931	93.9	3,711	95.6
Pre-tax underwriting earnings	$80		$50		$257		$172

Premiums earned increased $305 million (7.9%) in the first nine months of 2026 compared to 2025, primarily due to favorable foreign currency translation effects and increased premiums in U.S. and international markets. Pre-tax underwriting earnings increased $85 million in the first nine months of 2026 compared to 2025. The earnings increase reflected lower mortality, partially offset by higher underwriting expenses, including foreign currency transaction losses.

Retroactive reinsurance

Pre-tax underwriting losses, before foreign currency exchange gains and losses, were $590 million in the first nine months of 2026 versus $508 million in 2025. Losses reflected changes in estimated ultimate liabilities and related deferred charges during each period. There were no significant changes in the estimated ultimate liabilities during the first nine months of 2026 and 2025. Foreign currency exchange gains and losses derive from the remeasurement of liabilities of non-functional currency denominated contracts of U.S. subsidiaries. Pre-tax foreign currency exchange gains and losses were insignificant in the first nine months of 2026 compared to losses of $110 million in the first nine months of 2025.

Unpaid losses and LAE for retroactive reinsurance contracts were $28.1 billion at September 30, 2026, a decline of $2.9 billion from December 31, 2025, primarily due to loss payments, including $1.12 billion associated with a contract commutation in the third quarter. Deferred charge assets on retroactive reinsurance were $7.2 billion and $8.1 billion at September 30, 2026 and December 31, 2025, respectively. Deferred charge balances will be charged to earnings over the expected remaining claims settlement periods.

Periodic payment annuity

Pre-tax underwriting losses, before foreign currency impacts, were $163 million in the third quarter and $467 million in the first nine months of 2026 versus $152 million in the third quarter and $428 million in the first nine months of 2025. These losses derived primarily from the accretion of discounted annuity liabilities. Pre-tax foreign currency exchange gains and losses on non-functional currency denominated contracts of U.S. subsidiaries were relatively insignificant in the 2026 periods, compared to gains of $26 million in the third quarter and losses of $110 million in the first nine months of 2025. Annuity liabilities were $13.4 billion at September 30, 2026, which includes the effects of discount rate changes recorded in accumulated other comprehensive income, as well as liabilities of $4.0 billion on contracts without life contingencies.

Variable annuity

Earnings or losses on our variable annuity guarantee reinsurance contracts are affected by changes in securities markets, interest rates, foreign currency exchange rates and policyholder behavior. While these contracts have been in run-off for many years, periodic earnings are subject to considerable volatility from the inherent volatility of market prices and rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance—Investment Income

A summary of net investment income attributable to our insurance operations follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2026	2025	2026	2025	Third Quarter	First Nine Months
Interest and other investment income	$2,262	$2,626	$6,722	$7,669	(13.9)%	(12.3)%
Dividend income	1,057	1,090	3,586	3,611	(3.0)	(0.7)
Pre-tax net investment income	3,319	3,716	10,308	11,280	(10.7)	(8.6)
Income taxes	585	535	1,836	1,839
Net investment income	$2,734	$3,181	$8,472	$9,441
Effective income tax rate	17.6%	14.4%	17.8%	16.3%

Pre-tax investment income in the third quarter and first nine months of 2026 declined 10.7% and 8.6%, respectively, compared to 2025, primarily attributable to lower interest income, reflecting lower short-term interest rates. Dividend income varies from period to period due to changes in the investment portfolio and the amount, frequency and timing of dividends from investees. We continue to believe that maintaining ample liquidity is paramount and insist on safety over yield with respect to short-term investments.

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

Float was approximately $178.5 billion at September 30, 2026, an increase of $2.1 billion from December 31, 2025. The cost of float is measured as the ratio of pre-tax underwriting earnings to float balances. Our combined insurance operations generated pre-tax underwriting earnings in the first nine months of 2026 and 2025, and the average cost of float was negative in each period.

A summary of cash and investments held in our insurance businesses follows (in millions).

	September 30, 2026	December 31, 2025
Cash, cash equivalents and U.S. Treasury Bills*	$230,941	$212,651
Equity securities	333,359	294,144
Fixed maturity securities	16,933	17,466
Other, including loans to affiliates	3,880	4,702
	$585,113	$528,963

——————

* Includes unsettled purchases of U.S. Treasury Bills of $15.4 billion at September 30, 2026 and $167 million at December 31, 2025. Such amounts were also included in liabilities and were paid shortly after the respective balance sheet date.

A summary of fixed maturity investments as of September 30, 2026 follows (in millions).

	Amortized Cost	Unrealized Gains (Losses)	Carrying Value
U.S. Treasury, U.S. government corporations and agencies	$2,693	$(21)	$2,672
Foreign governments	13,040	(37)	13,003
Corporate and other	1,106	152	1,258
	$16,839	$94	$16,933

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

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Railroad operating revenues	$6,870	$5,988	$19,391	$17,390
Railroad operating expenses	4,388	3,841	12,591	11,409
Railroad operating earnings	2,482	2,147	6,800	5,981
Other revenues (expenses), net	57	44	173	164
Interest expense	(273)	(279)	(826)	(821)
Pre-tax earnings	2,266	1,912	6,147	5,324
Income taxes	537	463	1,483	1,195
Net earnings	$1,729	$1,449	$4,664	$4,129
Effective income tax rate	23.7%	24.2%	24.1%	22.4%

A summary of BNSF’s railroad freight volumes by business group follows (cars/units in thousands).

	Cars/Units				Percentage Change
	Third Quarter		First Nine Months		Third	First Nine
	2026	2025	2026	2025	Quarter	Months
Consumer products	1,557	1,474	4,421	4,194	5.6%	5.4%
Agricultural and energy products	379	350	1,152	1,043	8.3	10.5
Industrial products	376	362	1,067	1,044	3.9	2.2
Coal	295	322	854	911	(8.4)	(6.3)
	2,607	2,508	7,494	7,192	3.9	4.2

Railroad operating revenues increased 14.7% in the third quarter and 11.5% in the first nine months of 2026 compared to 2025. Car/unit volumes increased 3.9% and 4.2% in the third quarter and the first nine months of 2026, respectively, relative to the same periods in 2025. Average revenue per car/unit increased 10.5% in the third quarter and 7.1% in the first nine months of 2026, primarily from higher fuel surcharge revenue and higher yield. Pre-tax earnings increased 18.5% in the third quarter and 15.5% in the first nine months of 2026 compared to 2025.

Consumer products operating revenues were $2.5 billion in the third quarter and $6.9 billion in the first nine months of 2026, increases of 16.5% and 12.5%, respectively, from 2025. The revenue increases were attributable to higher average revenue per car/unit, primarily from higher fuel surcharge revenue, and volume increases. Volumes in the third quarter and the first nine months of 2026 increased 5.6% and 5.4%, respectively, in relation to 2025, primarily due to higher intermodal shipments resulting from higher West Coast imports and tightening truck capacity.

Agricultural and energy products operating revenues were $1.9 billion in the third quarter and $5.6 billion in the first nine months of 2026, increases of 18.9% and 17.2%, respectively, from 2025. The revenue increases in 2026 were attributable to higher average revenue per car/unit, arising from higher fuel surcharge revenue, higher yield and volume increases of 8.3% in the third quarter and 10.5% in the first nine months of 2026 relative to 2025. The volume increases were primarily due to higher grain, petroleum fuels, and oilseeds and meals shipments.

Industrial products operating revenues were $1.5 billion in the third quarter and $4.1 billion in the first nine months of 2026, increases of 15.2% and 9.1%, respectively, from 2025. The revenue increases were attributable to higher average revenue per car/unit from increases in fuel surcharge revenue and yield, along with increased volumes of 3.9% in the third quarter and 2.2% in the first nine months. The volume increases were primarily due to higher steel, aggregates, minerals, and cement shipments.

Coal operating revenues were $0.8 billion in the third quarter and $2.3 billion in the first nine months of 2026, slight increases from the same periods in 2025. The revenue increases were attributable to higher average revenue per car/unit from increases in fuel surcharge revenue and yield, partially offset by a decline in volumes of 8.4% in the third quarter and 6.3% in the first nine months of 2026. The volume declines were primarily due to plant retirements and lower demand, attributable to lower natural gas prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BNSF

Railroad operating expenses increased $547 million (14.2%) in the third quarter and $1.2 billion (10.4%) in the first nine months of 2026 compared to 2025. Compensation and benefits expenses rose less than 1% in the third quarter and in the first nine months of 2026 compared to 2025, reflecting increases from wage inflation, substantially offset by improved employee productivity. Fuel expenses increased $468 million (60.6%) in the third quarter and $941 million (42.0%) in the first nine months of 2026 compared to 2025, reflecting higher average fuel prices and higher volume, partially offset by increased fuel efficiency. Equipment rents, materials and other expenses increased $27 million (6.0%) in the third quarter and $97 million (6.9%) in the first nine months of 2026 compared to 2025. The increases were primarily related to higher volume and increased litigation and casualty related expenses.

Income tax expense increased $74 million (16.0%) in the third quarter and $288 million (24.1%) in the first nine months of 2026 compared to the same periods in 2025, primarily due to higher pre-tax earnings, as well as the impacts of changes in enacted state income tax rates.

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

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Revenues:
Energy operating revenues	$6,590	$6,059	$17,813	$16,695
Real estate operating revenues	1,154	1,185	3,289	3,309
Other	26	60	64	74
Total revenues	7,770	7,304	21,166	20,078
Costs and expenses:
Energy cost of sales	1,956	1,876	5,002	4,841
Energy operating expenses	2,853	2,711	8,281	8,021
Real estate operating costs and expenses	1,130	1,146	3,259	3,227
Interest expense	752	658	2,197	1,968
Total costs and expenses	6,691	6,391	18,739	18,057
Pre-tax earnings	1,079	913	2,427	2,021
Income tax benefit*	(574)	(606)	(1,337)	(1,385)
Net earnings after income taxes	1,653	1,519	3,764	3,406
Noncontrolling interests and preferred stock dividends	41	30	147	118
Net earnings attributable to Berkshire shareholders	$1,612	$1,489	$3,617	$3,288
Effective income tax rate	(53.2)%	(66.4)%	(55.1)%	(68.5)%

——————

* Includes significant production tax credits primarily from wind-powered electricity generation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BHE

The discussion of BHE’s operating results that follows is based on after-tax earnings, reflecting how the energy businesses are managed and evaluated. A summary of net earnings attributable to Berkshire shareholders follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
	2026	2025	2026	2025	Third Quarter	First Nine Months
U.S. utilities	$1,044	$850	$2,000	$1,712	22.8%	16.8%
Natural gas pipelines	185	153	1,033	824	20.9	25.4
Other energy businesses	254	259	800	909	(1.9)	(12.0)
Real estate brokerage	21	33	29	63	(36.4)	(54.0)
Corporate interest and other	108	194	(245)	(220)	(44.3)	(11.4)
	$1,612	$1,489	$3,617	$3,288	8.3	10.0

The U.S. utilities operate independently in several states, including Utah, Oregon, Wyoming and other Western states (PacifiCorp), Iowa and Illinois (MEC) and Nevada (NV Energy). Net earnings increased $194 million (22.8%) in the third quarter and $288 million (16.8%) in the first nine months of 2026 compared to 2025, reflecting increases in electric utility margin and other income combined with higher income tax benefits from recognized production tax credits and the impact of wildfire loss accruals at PacifiCorp of $100 million in the third quarter of 2025, partially offset by increases in interest expense and other energy operating expenses.

The U.S. utilities’ electric utility margin was $2.9 billion in the third quarter and $7.1 billion in the first nine months of 2026, increases of $325 million (12.7%) and $542 million (8.2%), respectively, compared to 2025. The increases reflected higher retail customer and wholesale volumes and higher retail customer rates in certain territories, partially offset by higher energy cost of sales. Retail customer volumes increased 5.5% (up 7.2% at MEC, 6.3% at NV Energy and 4.0% at PacifiCorp) in the first nine months of 2026 compared to 2025, primarily due to higher customer usage and an increase in the average number of customers. The increase in energy operating expenses was primarily due to higher depreciation and amortization expense and higher operations and maintenance costs, including vegetation management and other wildfire prevention costs.

Net earnings of natural gas pipelines increased $32 million in the third quarter and $209 million in the first nine months of 2026 compared to 2025. The increases reflected higher transportation and storage revenues from a general rate case and higher variable liquefied natural gas revenues.

Net earnings of other energy businesses decreased $5 million in the third quarter and $109 million in the first nine months of 2026 compared to 2025. The year-to-date decline was primarily due to lower earnings at Northern Powergrid from lower distribution revenues due to lower tariffs from inflation adjustments beginning in the second quarter of 2025 and higher interest expense.

Net earnings of real estate brokerage businesses decreased $12 million in the third quarter and $34 million in the first nine months of 2026 compared to 2025, primarily due to lower revenues, as well as charges in the second quarter of 2026 associated with a litigation settlement. The real estate brokerage business continues to be negatively impacted by the limited availability of homes for sale, attributable in part to elevated interest rates, and high home prices.

Corporate interest and other net losses include BHE corporate interest expense and unallocated general and administrative expenses and income taxes, including tax credits recognized on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months		Percentage Change
					Third	First Nine
	2026	2025	2026	2025	Quarter	Months
Revenues:
Manufacturing	$24,001	$20,047	$67,241	$58,782	19.7%	14.4%
Service and retailing	40,451	34,666	113,555	100,806	16.7	12.6
	$64,452	$54,713	$180,796	$159,588	17.8	13.3
Pre-tax earnings:
Manufacturing	$3,861	$3,584	$11,037	$9,547	7.7%	15.6%
Service and retailing	1,461	1,136	4,365	3,826	28.6	14.1
	5,322	4,720	15,402	13,373	12.8	15.2
Income taxes and noncontrolling interests	1,280	1,104	3,691	3,096
Net earnings*	$4,042	$3,616	$11,711	$10,277
Effective income tax rate	23.3%	22.7%	23.2%	22.4%
Pre-tax earnings as a percentage of revenues	8.3%	8.6%	8.5%	8.4%

——————

* Excludes certain acquisition accounting expenses, primarily related to amortization of intangible assets recorded in connection with certain of our business acquisitions. The after-tax acquisition accounting expenses excluded from net earnings were $111 million in the third quarter and $338 million in the first nine months of 2026 and $123 million in the third quarter and $371 million in the first nine months of 2025. These expenses are included in “Other” in the summary of net earnings on page 33 and in the “Other” earnings table on page 48.

Manufacturing

Our manufacturing group consists of a variety of industrial, building and consumer products businesses. A summary of revenues and pre-tax earnings of these operations follows (dollars in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Revenues:
Industrial products	$12,200	$9,471	$35,546	$28,072
Building products	8,351	7,000	21,346	20,112
Consumer products	3,450	3,576	10,349	10,598
	$24,001	$20,047	$67,241	$58,782
Pre-tax earnings:
Industrial products	$2,337	$1,851	$6,845	$5,260
Building products	1,112	1,151	3,033	3,078
Consumer products	412	582	1,159	1,209
	$3,861	$3,584	$11,037	$9,547
Pre-tax earnings as a percentage of revenues:
Industrial products	19.2%	19.5%	19.3%	18.7%
Building products	13.3	16.4	14.2	15.3
Consumer products	11.9	16.3	11.2	11.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Industrial products

The industrial products group includes complex metal components and products for aerospace, power and general industrial markets (Precision Castparts Corp. (PCC)), specialty chemicals (The Lubrizol Corporation (Lubrizol)), metal cutting tools/systems (IMC International Metalworking Companies (IMC)), and Marmon Holdings, Inc. (Marmon) which consists of numerous autonomous manufacturing, service and leasing businesses aggregated into twelve groups. Other industrial products group members also produce equipment and systems for the livestock and agricultural industries (CTB International), drag reducing agents for pipelines (LiquidPower Specialty Products), structural steel fabrication products (W&W|AFCO) and beginning in August 2025, rodent control products (Bell Laboratories). On January 2, 2026, Berkshire acquired a chemicals business (OxyChem) from Occidental Petroleum Corporation. OxyChem produces basic chemicals.

Revenues of the industrial products group were $12.2 billion in the third quarter and $35.5 billion in the first nine months of 2026, increases of $2.7 billion (28.8%) and $7.5 billion (26.6%), respectively, compared to the same periods in 2025. The increases were primarily attributable to business acquisitions and increases at several of our pre-existing business units. Pre-tax earnings increased $486 million (26.3%) in the third quarter and $1.6 billion (30.1%) in the first nine months of 2026 compared to 2025. Pre-tax earnings as a percentage of revenues for the group were 19.3% for the first nine months of 2026, an increase of 0.6 percentage points compared to 2025.

PCC’s revenues were $3.2 billion in the third quarter and $9.2 billion in the first nine months of 2026, increases of 19.1% and 13.9%, respectively, compared to the same periods in 2025. The increases were driven by increased sales of aerospace and industrial gas turbine products for power applications, primarily attributable to strong customer demand and higher prices, due in part to pass through of rising costs of certain raw materials. PCC’s pre-tax earnings increased 29.6% in the third quarter and 32.2% in the first nine months of 2026 relative to 2025. The earnings increases in 2026 reflected the aerospace and industrial gas turbine sales growth and pricing and improved manufacturing efficiencies. Earnings in 2025 and 2026 were impacted by a fire at a fasteners facility that occurred in the first quarter of 2025, including the related insurance recoveries. Future sales and earnings growth will depend on successfully increasing production and expanding capacity, as necessary, to meet customer demand.

Lubrizol’s revenues were $1.7 billion in the third quarter and $5.1 billion in the first nine months of 2026, increases of 9.3% and 7.7%, respectively, compared to 2025. The increases were primarily attributable to higher volumes and selling prices and favorable year-to-date foreign currency translation effects, partially offset by unfavorable product mix. The increases in selling prices were necessitated by significant increases in raw materials, energy and supply chain costs that began in the latter part of the first quarter and continued through the third quarter of 2026, resulting in increased production costs. Lubrizol’s pre-tax earnings increased 10.3% in the third quarter and 14.4% in the first nine months of 2026 compared to 2025. The increases reflected the impacts of higher sales volumes and prices, partially offset by higher raw materials costs, operating expenses, and unfavorable product mix.

Marmon’s revenues were $3.6 billion in the third quarter and $10.4 billion in the first nine months of 2026, increases of 10.8% and 7.2%, respectively, compared to the same periods in 2025. The increases were primarily attributable to the transition of Acme Brick from our building products group to Marmon beginning January 1, 2026. Otherwise, revenue increases in the first nine months of 2026 were generated in the Plumbing & Refrigeration (21.6%) and Electrical (15.3%) groups, primarily attributable to higher copper prices and increased volumes. These increases were partially offset by lower revenues from the Retail Solutions (10.4%), Industrial Products (8.4%), Rail & Leasing (7.4%) and Water Technologies (5.4%) groups, primarily due to lower sales volumes and the effects of business divestitures.

Marmon’s pre-tax earnings increased 8.2% in the third quarter and 6.8% in the first nine months of 2026 in comparison with 2025. The year-to-date increase was primarily due to increased gains on business divestitures and real estate disposals, the addition of Acme Brick, and tariff refunds. Otherwise, earnings among Marmon’s business groups were mixed. In the first nine months of 2026, earnings increases were generated by the Plumbing & Refrigeration, Medical and Crane Services groups, primarily attributable to higher copper spreads and volumes, higher implant volumes and higher demand in the U.S., respectively. Lower earnings were generated in the first nine months of 2026 by the Transportation Products, Rail & Leasing and Foodservice Technologies groups. The Rail & Leasing earnings decline reflected lower railcar repair demand, while the Transportation Products and Foodservice Technologies group declines were primarily attributable to lower sales volume and higher material and freight costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

IMC’s revenues were approximately $1.25 billion in the third quarter and $3.7 billion in the first nine months of 2026, increases of 20.0% and 22.4%, respectively, compared to 2025. IMC has experienced significant raw materials price increases, which began in 2025 and continued through the first nine months of 2026, which necessitated selling price increases. Customer demand and sales volumes also increased over the first nine months of 2026, primarily attributable to customers accelerating purchases. IMC’s pre-tax earnings in the third quarter and first nine months of 2026 increased 29.8% and 47.1%, respectively, relative to 2025, reflecting increases in sales and gross margin rates, including favorable fixed manufacturing cost absorption and product sales mix, partially offset by higher raw materials costs and selling expenses. The impacts of rising raw materials prices are expected to have a negative effect on IMC’s earnings over the remainder of 2026 and into 2027. IMC operates globally and manufactures a large portion of its products in Israel. IMC’s operations in Israel have not been significantly impacted by the conflicts in the region.

OxyChem’s revenues were $1.3 billion in the third quarter and $3.9 billion in the first nine months of 2026. OxyChem generated pre-tax earnings of $71 million in the third quarter and $192 million in the first nine months of 2026, which included the effects of incremental depreciation and amortization expense related to acquisition accounting fair value adjustments. In addition, revenues and earnings increases were also generated in the first nine months of 2026 by each of the other industrial products businesses.

Building products

The building products group includes our homebuilding businesses, Clayton Homes and Taylor Morrison Home Corporation (“TMHC”), collectively referred to as “Homebuilding Businesses,” which offer site-built home construction and land development, manufactured (factory-built) homes, and related lending and financial services. TMHC was acquired by Berkshire on July 24, 2026, and is included in our Consolidated Financial Statements beginning as of that date. See Note 2 to the accompanying Consolidated Financial Statements. Other building products businesses currently include flooring (Shaw), insulation, roofing and engineered products (Johns Manville), paint and coatings (Benjamin Moore) and residential and commercial construction and engineering products and systems (MiTek).

Aggregate revenues of the building products group increased $1.4 billion (19.3%) in the third quarter and $1.2 billion (6.1%) in the first nine months of 2026 compared to 2025. Pre-tax earnings declined $39 million (3.4%) in the third quarter and $45 million (1.5%) in the first nine months of 2026 compared to 2025.

Revenues of our Homebuilding Businesses were $4.7 billion in the third quarter and $11.0 billion in the first nine months of 2026, increases of 41.4% and 15.0%, respectively, compared to 2025. Revenues from homebuilding activities increased $1.2 billion (47.1%) in the third quarter and $1.1 billion (15.8%) in the first nine months of 2026 compared to 2025. Site-built units sold increased 87.2% in the third quarter and 30.2% in the first nine months of 2026 relative to the same periods in 2025. These increases were primarily attributable to TMHC, which produced home sales of approximately $1.1 billion from the acquisition date through September 30, 2026. In the first nine months of 2026, factory-built home sales declined 1.4% versus 2025, reflecting a 2.7% decline in units sold and changes in sales mix.

Lending, financial services and other revenues of the Homebuilding Businesses increased 24.5% in the third quarter and 12.9% in the first nine months of 2026 compared to 2025, primarily due to other revenues of TMHC and increased interest income from higher average manufactured home loan balances and average interest rates. Manufactured housing-related loan balances, net of discounts and allowances for credit losses, were approximately $30.7 billion as of September 30, 2026, an increase of 6.4% since September 30, 2025. These loans are largely funded by borrowings from Berkshire finance affiliates.

Pre-tax earnings of the Homebuilding Businesses were $575 million in the third quarter and $1.4 billion in the first nine months of 2026, an increase of 6.7% in the third quarter and a decrease of 1.3% in the first nine months compared to 2025. The third quarter increase reflected earnings from TMHC, partially offset by reduced earnings from Clayton Homes, primarily attributable to lower gross margins on its homebuilding activities. Financial services pre-tax earnings in the first nine months of 2026 were relatively unchanged as the increase in interest income was substantially offset by increased interest expense, largely attributable to increased borrowings from affiliates, and higher operating expenses. The corresponding interest income from the borrowings from affiliates is included in the “Other” earnings section on page 48.

Our other building products businesses generated revenues of approximately $3.6 billion in the third quarter and $10.4 billion in the first nine months of 2026, declines of $29 million (0.8%) and $202 million (1.9%), respectively, versus the same periods in 2025. The revenue declines reflected the impact of the transition of Acme Brick to Marmon beginning January 1, 2026, partially offset by revenue increases from the remaining businesses of 3.5% in the third quarter and 2.3% in the first nine months of 2026. Revenues in 2026 reflected higher selling prices, in general, and increased volumes for insulation and roofing products, partially offset by lower volumes for flooring and coatings products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Other building products pre-tax earnings declined $75 million (12.3%) in the third quarter and $27 million (1.7%) in the first nine months of 2026 compared to 2025. The earnings declines reflected the negative impacts of lower gross margins from higher raw materials and other input costs at certain of our businesses and the Acme transition to Marmon, partially offset by refunds received in the second and third quarters of 2026 of trade tariffs paid primarily in 2025, as well as lower restructuring and legal settlement costs compared to 2025.

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

Consumer products group revenues were approximately $3.5 billion in the third quarter and $10.3 billion in the first nine months of 2026, declines of 3.5% and 2.3%, respectively, compared to 2025. The revenue declines were driven by Fruit of the Loom and Forest River, primarily attributable to lower sales volumes, unfavorable changes in sales mix and the impacts of exiting unprofitable lines of business at Fruit of the Loom, partially offset by higher average selling prices. These declines were partially offset by revenue increases at Brooks Sports, Duracell, Richline and our other apparel and footwear businesses, attributable to combinations of higher volumes, changes in sales mix and/or favorable foreign currency translation effects.

Pre-tax earnings of our consumer products group declined 29.2% in the third quarter and 4.1% in the first nine months of 2026 versus 2025. These declines were driven by lower advanced manufacturing production tax credits at Duracell. In the third quarter of 2025, Duracell determined certain of its battery product components manufactured in the U.S. were eligible for the refundable advanced manufacturing production income tax credits beginning in the 2023 tax year and recorded the eligible credits for the 2023, 2024 and first nine months of 2025 periods in the third quarter of 2025. Before the impacts of the aforementioned tax credits, the earnings of the group increased 5.2% in the first nine months of 2026 compared to 2025, primarily attributable to earnings increases from the footwear and apparel businesses and partially offset by lower earnings from Forest River and Duracell. The increase from the footwear and apparel businesses reflected a combination of increases in gross margin rates, including the impacts of tariff refunds, the favorable impacts of business restructurings and, in certain instances, increased sales volumes. The earnings decline from Forest River was primarily due to the reduction of gross margins from lower sales and unfavorable changes in sales mix, partially offset by lower selling, general and administrative expenses. The earnings decline from Duracell was primarily due to expenses associated with the relocation of certain administrative facilities.

Service and retailing

A summary of revenues and pre-tax earnings of our service and retailing businesses follows (dollars in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Revenues:
Service	$7,093	$5,752	$20,401	$16,922
McLane	12,327	13,191	36,381	37,967
Retailing	4,886	4,841	14,451	14,496
Pilot	16,145	10,882	42,322	31,421
	$40,451	$34,666	$113,555	$100,806
Pre-tax earnings:
Service	$844	$678	$2,508	$2,055
McLane	135	173	452	530
Retailing	299	302	982	971
Pilot	183	(17)	423	270
	$1,461	$1,136	$4,365	$3,826
Pre-tax earnings as a percentage of revenues:
Service	11.9%	11.8%	12.3%	12.1%
McLane	1.1	1.3	1.2	1.4
Retailing	6.1	6.2	6.8	6.7
Pilot	1.1	(0.2)	1.0	0.9

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

Service group revenues increased $1.3 billion (23.3%) in the third quarter and $3.5 billion (20.6%) in the first nine months of 2026 relative to 2025, driven by TTI, aviation services and IPS. Revenues increased in the first nine months at TTI (30.0%), aviation services (15.7%) and IPS (19.2%). The revenue increase at TTI reflected continuing high customer demand, favorable foreign currency translation effects and inventory cost-based price increases. The increase in demand, in part, was attributable to customers responding to potential further price increases and supply chain concerns, including extended inventory order lead times. Revenue growth in the future will be influenced by constraints in supplier capacities. The revenue increase from aviation services was primarily due to increases in the number of aircraft in shared ownership programs, in-flight hours flown, training hours and average prices. The revenue increase at IPS was primarily attributable to life sciences and data center construction and other construction consulting services.

Service group pre-tax earnings increased $166 million (24.5%) in the third quarter and $453 million (22.0%) in the first nine months of 2026 compared to 2025, primarily attributable to TTI, aviation services and overall increases at our smaller businesses. Pre-tax earnings as a percentage of revenues rose 0.2 percentage points in the first nine months of 2026 compared to 2025. The earnings increases from TTI reflected increases in revenues and improved operating expense leverage, partially offset by increased foreign currency exchange losses. TTI’s gross sales margin rates were slightly higher in the first nine months of 2026 than in 2025, as the impact of improved product mix was largely offset by increased tariff costs. Inventory cost and supply chain uncertainties could negatively impact TTI’s gross margins in the future. The earnings increases from aviation services were primarily attributable to increased revenues and lower contract losses, partially offset by higher flight crew and instructor costs and higher maintenance, fuel, subcontract and other variable costs.

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

McLane’s revenues declined 6.5% in the third quarter and 4.2% in the first nine months of 2026 compared to 2025, primarily due to lower retail business sales (9.0% year-to-date), partially offset by increased restaurant sales (3.9% year-to-date). The year-to-date decline in retail business sales was attributable to lower volumes, primarily from net customer losses and changes in business mix, partially offset by the impact of price inflation. The year-to-date increase in restaurant sales was attributable to increased volumes and cost-based price increases. Pre-tax earnings declined $38 million (22.0%) in the third quarter and $78 million (14.7%) in the first nine months of 2026 relative to 2025, reflecting declines in overall gross sales margins, including the impact of lower inventory price change gains, partially offset by reductions in operating expenses and higher other income and gains from asset sales in the first quarter of 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing, Service and Retailing

Retailing group aggregate revenues in the third quarter and first nine months of 2026 were relatively unchanged compared to 2025. BHA’s revenues represented about 71% of retailing group revenues in the first nine months of 2026. BHA’s revenue increased 0.8% in the third quarter and declined 0.6% in the first nine months of 2026 compared to 2025. New and pre-owned vehicle retail sales increased 1.9% in the third quarter and declined 0.7% in the first nine months of 2026 compared to 2025, reflecting lower unit sales and changes in sales mix. Additionally, BHA’s service contract and parts service and repair revenues increased in the first nine months of 2026 compared to 2025.

Aggregate revenues of the other retailing businesses increased slightly in the third quarter and first nine months of 2026 versus 2025. Several of our other retailing businesses continued to experience sluggish customer demand, attributable to a combination of increased competition and the impacts of higher economic uncertainty and changes in consumer confidence.

Retailing group pre-tax earnings declined 1.0% in the third quarter and increased 1.1% in the first nine months of 2026 compared to 2025. BHA’s pre-tax earnings declined 6.2% in the third quarter and increased 0.8% in the first nine months of 2026 compared to 2025. The year-to-date increase reflected higher earnings from service and service contract operations, substantially offset by lower vehicle gross sales margins. Aggregate pre-tax earnings for the remainder of our retailing group increased $14 million in the third quarter and $5 million in the first nine months of 2026 compared to 2025, reflecting gains from asset sales and increased finance income in the third quarter.

Pilot

Pilot operates travel centers, primarily under the names Pilot or Flying J, and fuel-only retail locations. Pilot also operates large wholesale fuel and fuel marketing platforms in the U.S. Pilot’s revenues increased $5.3 billion (48.4%) in the third quarter and $10.9 billion (34.7%) in the first nine months of 2026 compared to 2025, primarily attributable to higher fuel prices. Retail fuel volumes increased slightly in the third quarter and decreased slightly in the first nine months of 2026 versus 2025.

Pilot’s pre-tax earnings increased $200 million in the third quarter and $153 million (56.7%) in the first nine months of 2026 compared to 2025. The increases reflected higher gross margins, partially offset by increases in depreciation and amortization and store operating and general and administrative expenses. Additionally, pre-tax earnings in the third quarter of 2026 included a loss of $116 million in connection with a business disposition that closed on November 2, 2026. In 2025, Pilot recorded charges in the third quarter from adjustments to certain fuel related balance sheet accounts, which substantially offset gains from asset dispositions earlier in the year. Gross margins in the first nine months of 2026 were also negatively affected by net losses on derivative contracts included in earnings from increases in fuel and commodity prices. The effects of price increases on the underlying physical inventory and commodity values are deferred until sold. Volatility in fuel prices can produce volatility in Pilot’s periodic earnings.

Investment Gains (Losses)

A summary of earnings from investment gains (losses) follows (dollars in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Investment gains (losses)	$11,946	$21,939	$26,418	$21,868
Income taxes and noncontrolling interests	2,539	4,628	5,567	4,625
Net earnings (losses)	$9,407	$17,311	$20,851	$17,243
Effective income tax rate	21.3%	21.1%	21.1%	21.1%

Unrealized gains and losses arising from changes in market prices of our investments in equity securities are included in our reported earnings, which significantly increases the volatility of our periodic net earnings given the magnitude of our equity securities portfolio and the inherent volatility of equity securities prices. Unrealized gains and losses on our investments in equity securities also include the effects of changes in foreign currency exchange rates on investments in equity securities of non-U.S. issuers that are held by our U.S.-based subsidiaries.

Pre-tax investment gains and losses included net unrealized gains of $11.8 billion in the third quarter and $24.5 billion in the first nine months of 2026 and $20.6 billion in the third quarter and $23.6 billion in the first nine months of 2025 attributable to changes during the period in market prices on equity securities we held at the end of each period. Taxable investment gains and losses on equity securities sold, which are generally the difference between sales proceeds and the original cost basis of the securities sold, were gains of $2.2 billion in the third quarter and $11.8 billion in the first nine months of 2026 compared to $10.4 billion in the third quarter and $18.7 billion in the first nine months of 2025.

We believe that investment gains and losses, whether realized from sales or unrealized from changes in market prices, are often meaningless in terms of understanding our reported consolidated earnings or evaluating our periodic economic performance. We also continue to believe the investment gains and losses recorded in earnings in any given period have little analytical or predictive value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

A summary of after-tax other earnings follows (in millions).

	Third Quarter		First Nine Months
	2026	2025	2026	2025
Investment income	$930	$904	$2,854	$2,639
Foreign currency exchange rate gains (losses) on Berkshire and BHFC non-U.S. Dollar senior notes	(343)	331	232	(1,259)
Equity method earnings	789	276	1,155	576	*
Acquisition accounting expenses	(111)	(123)	(338)	(371)
Other earnings (losses)	(29)	(7)	(133)	(131)
	$1,236	$1,381	$3,770	$1,454

——————

* Excludes other-than-temporary impairment loss on our investment in Kraft Heinz. See Note 5 to the Consolidated Financial Statements.

Investment income includes corporate interest income and dividend income not allocated to operating businesses. After-tax corporate investment income increased $26 million in the third quarter and $215 million in the first nine months of 2026 compared to 2025, primarily due to increased investments in U.S. Treasury Bills, including investments derived from capital distributions from Berkshire subsidiaries, partially offset by lower interest rates and effects of cash used in business acquisitions in 2026.

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

Equity method earnings shown in the preceding table include our earnings from Kraft Heinz, Occidental and Berkadia. After-tax equity method earnings increased $513 million in the third quarter and $579 million in the first nine months of 2026 compared to 2025 due to increased earnings from Occidental in each period and Kraft Heinz in the first nine months. Historically, we recorded our share of Occidental earnings on a one-quarter lag and, during the second quarter of 2025, we began recording our share of Kraft Heinz’s earnings on a one-quarter lag.

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

Financial Condition

Our Consolidated Balance Sheet continues to reflect significant liquidity and a very strong capital base. Berkshire’s shareholders’ equity at September 30, 2026 was $761.4 billion, an increase of $43.9 billion since December 31, 2025. Net earnings attributable to Berkshire shareholders were $57.9 billion for the first nine months of 2026, which included after-tax investment gains of approximately $20.9 billion. Investment gains and losses from changes in the market prices of our investments in equity securities usually produce significant volatility in our earnings.

Berkshire’s common stock repurchase program permits Berkshire to repurchase its Class A and Class B shares at prices below Berkshire’s intrinsic value, as conservatively determined by Berkshire’s Chief Executive Officer after consultation with the Chairman of the Board. We are not committed to a minimum or subject to a maximum repurchase amount. We will not repurchase our stock if it reduces our consolidated cash, cash equivalents and U.S. Treasury Bills holdings to below $30 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. Berkshire acquired $14.4 billion of treasury stock in the first nine months of 2026, including purchases in September that were settled in October.

At September 30, 2026, our insurance and other businesses held investments in cash, cash equivalents and U.S. Treasury Bills (net of payables for purchases in September that settled in October) of $352.3 billion. Investments in equity and fixed maturity securities, excluding our equity method investments, were $352.6 billion. On January 2, 2026, Berkshire acquired OxyChem for approximately $9.4 billion. Additionally, Berkshire acquired TMHC on July 24, 2026, for aggregate cash consideration of approximately $6.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Excluding borrowings of BHE and BNSF, our borrowings at September 30, 2026 were $45.8 billion, primarily issued by Berkshire and BHFC. Berkshire’s outstanding debt at September 30, 2026 was approximately $20.4 billion, a decrease of $2.2 billion since December 31, 2025. The decline was primarily attributable to repayments of maturing debt of $3.7 billion, partially offset by debt issued in April. Berkshire issued ¥272.3 billion ($1.7 billion) of senior notes in April 2026 with maturity dates ranging from 2029 to 2056 and a weighted average interest rate of 2.4%.

Senior note borrowings of BHFC, a wholly-owned financing subsidiary, were approximately $18.2 billion at September 30, 2026, substantially unchanged from December 31, 2025. BHFC’s borrowings are used to fund a portion of home loans originated and acquired by Clayton Homes and equipment held for lease by Marmon’s railcar leasing business. Berkshire guarantees BHFC’s senior notes for the full and timely payment of principal and interest.

BNSF’s outstanding debt was $23.5 billion as of September 30, 2026, a decrease of $535 million since December 31, 2025. BHE’s aggregate borrowings were $61.5 billion at September 30, 2026, an increase of $2.2 billion from December 31, 2025. In the first nine months of 2026, BHE subsidiaries issued $4.8 billion of term debt, with a weighted average interest rate of 5.8% and maturity dates ranging from 2029 to 2056. BHE subsidiaries repaid term debt of $1.3 billion and reduced short-term borrowings by $1.1 billion. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries or affiliates.

In the first nine months of 2026, our diverse group of businesses generated net cash flows from operating activities of $33.9 billion. Our consolidated capital expenditures for property, plant and equipment and equipment held for lease were $16.1 billion in the first nine months of 2026, of which $10.2 billion was attributable to BNSF and BHE. BNSF and BHE maintain large investments in capital assets (property, plant and equipment) and regularly make significant capital expenditures in the normal course of business. BHE and BNSF forecast capital expenditures of approximately $4.7 billion over the remainder of 2026.

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

Other obligations pertaining to the acquisition of goods or services in the future, such as certain purchase obligations, are not currently reflected in the Consolidated Financial Statements and will be recognized in future periods as the goods are delivered or services are provided. Except as otherwise disclosed in this Quarterly Report, our contractual obligations as of September 30, 2026 were, in the aggregate, not materially different from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our Consolidated Balance Sheet as of September 30, 2026 included estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $152.3 billion. Due to the inherent uncertainties in the processes of establishing these liabilities, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude can result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Our Consolidated Balance Sheet as of September 30, 2026 included goodwill of acquired businesses of $83.4 billion and indefinite-lived intangible assets of $19.0 billion. In connection with the annual goodwill impairment review conducted in the fourth quarter of 2025, our estimated fair values of four reporting units did not exceed our carrying values by at least 20%, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our estimated aggregate fair value of these units at that time was approximately $27.7 billion, which exceeded our aggregate carrying value of approximately $26.2 billion. Goodwill of these reporting units totaled approximately $9.2 billion.

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

As of September 30, 2026, we concluded that more likely than not, the goodwill and other indefinite-lived intangible assets recorded in our Consolidated Balance Sheet were not impaired. However, the fair value estimates of the reporting units and assets are subject to change based on market and economic conditions, as well as events affecting our businesses or the industries in which they operate, which we cannot reliably predict. It is reasonably possible that adverse changes in such conditions or events could result in the recognition of impairment losses in our Consolidated Financial Statements in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2025 and the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2026, there were no material changes in the market risks described in Berkshire’s Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Berkshire’s common stock repurchase program currently permits Berkshire to repurchase its Class A and Class B shares any time that Berkshire’s Chief Executive Officer, after consultation with the Chairman of the Board, believes that the repurchase price is below Berkshire’s intrinsic value, conservatively determined. Repurchases may be in the open market or through privately negotiated transactions. Berkshire’s common stock repurchases during the third quarter of 2026 are summarized as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number or value of shares that yet may be repurchased under the program
July
Class A common stock	2,465	$745,578.23	2,465	*
Class B common stock	3,131,323	496.24	3,131,323	*
August
Class A common stock	88	755,245.63	88	*
Class B common stock	1,548,314	503.99	1,548,314	*
September
Class A common stock	1,983	758,332.88	1,983	*
Class B common stock	7,705,322	506.64	7,705,322	*

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

Item 5. Other Information

Berkshire has not adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) and no directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2026.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Earnings, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 7, 2026	/S/ CHARLES C. CHANG
(Signature)
Charles C. Chang,
Senior Vice President and
Principal Financial Officer